Form 10-K405
ASSET INVESTORS CORP
filed 1995-03-30
CIK 804138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

  (Mark one)
     /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1994

                                       OR

     / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          Commission file number 1-9360

                           ASSET INVESTORS CORPORATION
             (Exact name of registrant as specified in its charter)


                MARYLAND                          84-1038736
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)

 3600 SOUTH YOSEMITE STREET, SUITE 900               80237
           DENVER, COLORADO                        (Zip Code)
(Address of Principal Executive Offices)

                                 (303) 793-2703
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


              COMMON STOCK,
       PAR VALUE $.01 PER SHARE            NEW YORK STOCK EXCHANGE, INC.
        (Title of each class)      (Name of each exchange on which registered)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 16, 1995, 24,227,005 shares of Asset Investors Corporation Common Stock were outstanding, and the aggregate market value of the shares (based upon the closing price of the common stock on that date as reported on the New York Stock Exchange, Inc.) held by non-affiliates was approximately $55,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to the registrant's 1995 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                TABLE OF CONTENTS

                                                                            PAGE

PART I
ITEM 1.   BUSINESS
          (a)  General Development of Business . . . . . . . . . . . . . .    1
          (b)  Narrative Description of Business . . . . . . . . . . . . .    4
ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . .   22
ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .   22
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . .   22

PART II
ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREOWNER MATTERS . . . . . . . . . . . . . . . . . . . . . . .   23
ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . .   24
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . . . . .   24
ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . .  F-1
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . .   40

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . .   40
ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . .   40
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . .   40
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.. . . . . . . . .   40

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . .   41

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   46
SUMMARY OF DEFINITIONS . . . . . . . . . . . . . . . . . . . . . . . . . .   47

                                     PART I

     CAPITALIZED TERMS NOT OTHERWISE DEFINED IN THE NARRATIVE BELOW SHALL HAVE THE MEANINGS INDICATED IN THE "SUMMARY OF DEFINITIONS" WHICH MAY BE FOUND AT THE END OF THIS REPORT.

ITEM 1.   BUSINESS.

     (A)  GENERAL DEVELOPMENT OF BUSINESS.

     Asset Investors Corporation (the "company") is a real estate investment trust (REIT) that was incorporated by MDC under Maryland law in 1986. Its shares of Common Stock are listed on the NYSE under the symbol "AIC." Asset Investors manages ownership interests in residential mortgage loan securitizations (non-agency MBS bonds and CMO Ownership Interests) and owns approximately 27% of the common stock of Commercial Assets, Inc. (AMEX: CAX).

     For all taxable years commencing on or after January 1, 1987, the company has operated, and in the future intends to operate, in a manner that will permit it to qualify for the income tax treatment accorded to a REIT under the Code.
If it so qualifies, the company's REIT income and its Excess Inclusion income, with certain limited exceptions, will not be subject to federal income tax at the corporate level. In order to maintain its REIT status, the company will be required, among other things, to distribute annually (as determined under the Code) to its shareowners at least 95% of the greater of its REIT income or its Excess Inclusion income and to meet certain asset, income and stock ownership tests.

     The company's acquisition and other policies are determined by its Board of Directors. The company's By-laws require that a majority of the Board of Directors and each committee thereof be comprised of persons constituting Independent Directors.

     The company's day-to-day operations are performed by the Manager, a subsidiary of MDC, pursuant to a Management Agreement which is subject to the approval of a majority of the Independent Directors. The Manager is subject to the supervision of the Board of Directors. As part of its duties, the Manager presents the company with asset acquisition opportunities consistent with the policies and objectives of the company and furnishes the Board of Directors with information concerning the acquisition, holding and disposition of assets. The company has no employees.

     OVERVIEW - During 1994, the company continued to rebuild and diversify its residential mortgage loan-related assets focusing on permissible REIT activities which do not generate Excess Inclusion income. Since October 1993, the company has acquired a substantial amount of assets that are less sensitive to mortgage interest rates and prepayments compared with the company's CMO Ownership Interests. However, these assets are more sensitive to credit risks. Since April 1994, the company has acquired and in the future intends to acquire subordinate non-agency MBS bonds. Through December 31, 1994, the company acquired 84 non-agency MBS bonds at a cost of $33,624,000.

     On December 16, 1994, the company completed a one-for-one Rights Offering of its Common Stock. Subscriptions for 10,053,794 shares of its Common Stock were received in the Rights Offering at a price of $1.90 per share resulting in net proceeds to the company of $17,208,000. Over 70 percent of the subscriptions for shares of Common Stock offered in the Rights Offering were exercised. The capital raised has been used to acquire subordinate non-agency MBS bonds and, to a lesser extent, to repay short-term borrowings. Between January 1, 1995 and February 28, 1995, the company has acquired eight additional non-agency MBS bonds at a cost of $1,980,000. At February 28, 1995, the company had

$14,993,000 of cash and cash equivalents available for, among other things, future acquisitions of non-agency MBS bonds.

     The company's CMO Ownership Interests have decreased significantly in value since 1991 due to, among other things: (i) high levels of prepayments in 1992, 1993 and the first five months of 1994 which were caused by record low mortgage interest rates; (ii) the sale in June 1993 of 21 CMO Ownership Interests that previously generated a significant amount of Excess Inclusion income; and (iii) the early redemption of many CMO Ownership Interests resulting from the company's exercise of Call Rights. In addition, the company agreed to sell on March 30, 1995, 28 CMO Ownership Interests that are a portion of the collateral for the company's secured notes payable.

     REDUCTION OF CMO OWNERSHIP INTERESTS - From 1990 to 1993, mortgage interest rates fell to their lowest levels in over 25 years which resulted in an unprecedented high level of prepayments in 1992, 1993 and the first half of 1994 on the mortgage loans underlying the company's GNMA, FNMA and FHLMC-guaranteed mortgage certificates, as homeowners nationwide refinanced their mortgages to lower their payments. Prepayments adversely affect the company's CMO Ownership Interests by reducing the amount of its interest earning assets (and the company's future income therefrom) and by permanently reducing the positive spread between the company's fixed-rate agency-guaranteed mortgage certificates and the weighted-average interest cost of its remaining CMO bonds.

     The historically high levels of Mortgage Collateral prepayments shortened significantly the economic lives of many of the company's CMO Ownership Interests from what was anticipated by the company at the time of their acquisition. Accordingly, most of the company's CMO Ownership Interests are at or are nearing the end of their economic lives and are not expected to generate significant amounts of Excess Cash Flows in the future.

     The company's CMO Ownership Interests that are pledged as collateral for the secured notes payable are being sold, among other reasons, because they are not anticipated to generate Excess Cash Flows after debt service requirements until after the year 2001. In March 1995, the company agreed to sell the CMO Ownership Interests that are collateral for the secured notes payable. The proceeds from the sale, which is scheduled to close on March 30, 1995, plus the restricted cash for the secured notes payable will be used to repay the secured notes payable. The sale of these CMO Ownership Interests and repayment of the secured notes payable significantly will reduce the total assets and liabilities of the company and its future revenues and expenses from CMO Ownership Interests. The company believes this sale will occur although there can be no assurance.

     Certain of the company's CMO Ownership Interests allow the company to exercise the Call Rights as specified in the related CMO Bond Indenture. During 1994, 1993 and 1992 the company exercised Call Rights on ten, five and one CMO Ownership Interests, respectively, recognizing gains on the sale of assets of $8,169,000, $1,062,000 and $1,435,000, respectively. The calls in 1994, 1993 and 1992 reduced the outstanding principal amount of the company's Mortgage Collateral by $184,491,000, $22,320,000 and $48,716,000, respectively.

     FORMATION OF COMMERCIAL ASSETS - To maintain its status as a REIT, in general, the company is required to distribute dividends to its shareowners equal to at least 95% of the greater of the company's REIT income or Excess Inclusion income. Prior to July 1993, the company's CMO Ownership Interests generated significant amounts of Excess Inclusion income. Excess Inclusion income cannot be reduced by expenses or deductions, including normal operating expenses, losses from the company's CMO Ownership Interests and NOLs. As a result, the company's Excess Inclusion income and distribution requirements were significantly higher than its REIT income during 1992 and 1993. Satisfaction of these distribution requirements (as discussed below) utilized a significant portion of the company's capital which otherwise could have been used for new acquisitions. In order to reduce the adverse effects of Excess Inclusion income on the company's capital requirements, in June 1993, the company sold most of its assets that generated Excess Inclusion income.

     In August 1993, the company formed a new REIT, Commercial Assets. The company contributed $75,000,000 ($74,800,000 pursuant to the Contribution Agreement plus $200,000 of cash) to the capital of Commercial Assets during 1993 and distributed, on October 12, 1993, approximately 70% of the shares of Commercial Assets to the company's shareowners as a taxable dividend. The Distribution satisfied a significant portion of the company's REIT distribution requirement for 1993 and 1992. As of December 31, 1994, the company owned approximately 27% of the shares of Commercial Assets.

     Commercial Assets acquires and manages debt instruments issued in commercial mortgage loan securitizations. Commercial mortgage loan securitizations generally are multi-class issuances of debt instruments which are secured and funded as to the payment of principal and interest by a specific group of mortgage loans on multi-family or other commercial real estate and other collateral. To date, Commercial Assets has acquired subordinate credit support classes of commercial securitizations backed by mortgages on multi-family real estate. Commercial Assets has advised the company that future acquisitions may include, among other things, rated and unrated classes of CMBS bonds secured by mortgage loans on senior living centers, retail space, cooperative apartments, nursing homes and office buildings, and participation in commercial real estate. In addition, Commercial Assets has advised the company that Commercial Assets, in the future, also may acquire fee interests in, or acquire or originate mortgage loans on, commercial real property which, among other things, may be used as collateral for future securitizations.

     ACQUISITION OF NON-AGENCY MBS BONDS - In late April 1994, the company commenced its previously announced acquisition of unrated credit support debt interests in non-conforming residential mortgage loan securitizations known as "non-agency MBS bonds."

     Unlike the agency-guaranteed mortgage certificates which are pledged to secure the CMO bonds related to the company's CMO Ownership Interests, the company's subordinate non-agency MBS bonds have substantial credit risk. Non-agency MBS bonds are collateralized by non-conforming mortgage loans (i.e., loans that do not meet GNMA, FNMA or FHLMC, each an "agency," guarantee standards). Non-conforming mortgage loans do not meet GNMA, FNMA or FHLMC guarantee standards typically because the mortgage loans exceed agency size limits (e.g., the current FNMA limit is $203,150) or the borrower does not meet other agency credit underwriting criteria. The company generally acquires the class of the non-agency MBS bond issuance which bears the first losses from foreclosure losses on the related Mortgage Collateral. If a borrower defaults on a non-conforming mortgage loan which is the collateral for a residential mortgage loan securitization and the proceeds from the foreclosure sale of the property are less than the unpaid balance of the mortgage, foreclosure costs and interest advances, the company, as the holder of the first loss unrated credit support class, would suffer a credit loss up to the then outstanding principal balance of such class. Conversely, the holder of an agency-guaranteed mortgage loan virtually is assured of full payment of principal and interest due to the agency guarantee.

     The company intends to use its available funds and may use a conservative amount of leverage to acquire additional non-agency MBS bonds. While the company's primary emphasis will be on the acquisition of subordinate non-agency MBS bonds, future acquisitions may include, among other things, rated classes of residential mortgage loan securitizations and participations in residential real estate. The company also may acquire or originate agency-guaranteed and non-conforming mortgage loans which, among other things, may be used for future securitizations.

     (B)  NARRATIVE DESCRIPTION OF BUSINESS.

     The company seeks to: (i) generate cash flow in order to make distributions to its shareowners; (ii) enable its shareowners to participate in the market for credit support non-agency MBS bonds (substantially all of which may be unrated) and the market for unrated and lower-rated debt interests in commercial mortgage loan securitizations through its ownership of shares in Commercial Assets; and
(iii) preserve stockholders' equity. There can be no assurance that the company will achieve any or all of these objectives.

     During the past two years, the company has changed its assets from primarily CMO Ownership Interests to a combination of: (i) subordinate non-agency MBS bonds; (ii) shares of Commercial Assets; and (iii) CMO Ownership Interests. At December 31, 1994, the company's net assets were allocated as follows: 29.7% to non-agency MBS bonds, 19.3% to shares in Commercial Assets, 20.5% to CMO Ownership Interests and 30.5% to other assets, including cash from the Rights Offering. As the company acquires additional non-agency MBS bonds with the remaining proceeds of the Rights Offering and as its CMO Ownership Interests continue to pay down, the company's non-agency MBS bonds will make up a greater share of the company's assets.

     The discussion below describes the principal categories of assets which the company owns and intends to acquire.

     NON-AGENCY MBS BONDS - Residential mortgage loan securitization is the process of accumulating a specific group of mortgage loans on residential (one to four-unit) properties and structuring the monthly principal and interest payments received from the owners of the properties securing these mortgage loans into new multi-class debt instruments. The debt instruments issued in the securitization of non-conforming mortgage loans are known as "non-agency MBS bonds". The holder of a non-conforming mortgage loan will suffer a loss if the borrower defaults and the proceeds from the foreclosure sale of the mortgaged property are less than the unpaid balance of the mortgage loan plus foreclosure costs and interests advances. In contrast, agency-guaranteed mortgage loans or CMO bonds secured by agency-guaranteed or insured mortgage certificates do not have substantial credit risk due to the agency guarantee.

     Because of credit risk, a securitization of non-conforming mortgage loans requires some form of credit enhancement. One type of credit enhancement commonly provided is through a "senior-subordinate" structure, where the subordinate classes (or tranches) of the non-conforming residential mortgage loan securitization provide credit protection to the senior classes by absorbing the first losses from loan defaults or foreclosures. The company has acquired, and intends to acquire in the future, the subordinate non-agency MBS bond classes which, while offering the potential of a higher yield than the more senior classes, carry greatest credit risk. Such MBS bond classes are considered to be speculative and are subject to special risks, including a substantially greater risk of loss of principal and non-payment of interest than rated classes.

     Based on the structure of the non-conforming mortgage loan securitization, the cash flow (principal and interest) from the non-conforming mortgage loans is allocated to pay senior and subordinated non-agency MBS bond classes. The senior class consists of the higher "rated" securities and may be rated from low investment grade "BBB" to higher investment grades "A" through "AAA." The subordinated class typically would be the lower rated, non-investment grade "BB" and "B" and the unrated, higher-yielding, credit support non-agency MBS bond class (which generally incurs the first losses). The company generally intends to acquire the unrated credit support non-agency MBS bond class.

     The principal of, and interest on, the non-conforming mortgage loans which comprise the Mortgage Collateral for the non-agency MBS bonds may be allocated among the classes of MBS bonds in many ways. The right of the company to distributions of principal and interest is subordinated to all the more senior classes of the non-agency MBS bond issuance.

     Despite credit underwriting of the non-conforming mortgage loans and the borrowers by the mortgage banking firms, the nationally recognized credit rating agencies generally are unwilling to give ratings to classes of non-conforming mortgage loan securitizations unless these classes have the benefit of credit enhancement. The inclusion of the unrated credit support class in a non-conforming mortgage loan securitization (which generally does not receive any prepayments of principal from the non-conforming mortgage loans which comprise the Mortgage Collateral for a period of at least five years) enables the rating agencies to rate the more senior non-agency MBS bond classes.

     The majority of the non-conforming mortgage loans that are the collateral for the company's non-agency MBS bonds had an original principal balance that generally (but not in all cases) did not exceed 80% of the lesser of the appraised value of the mortgaged residential property or the purchase price of such property. The ratio of the loan amount to the appraised value or purchase price is referred to as the loan-to-value ratio. The loan-to-value ratio of a mortgage loan may be higher or lower on any subsequent date as a result of decreases or increases in the value of property securing the mortgage loan and as a result of principal payments on the mortgage loan. If the loan-to-value ratio on the date a mortgage loan is originated is above 80%, the borrower generally (but not always) is required to purchase private mortgage insurance at the time the mortgage loan is originated. The general effect of the mortgage insurance is to reduce the loan-to-value ratio at the origination date to 75%. In addition, the borrower must meet certain credit underwriting criteria.

     An example of a non-conforming mortgage loan securitization follows. The example assumes the existence of a home with an appraised value of $375,000 secured by a non-conforming mortgage loan with a principal balance of $300,000. If an issuer purchased 1,000 similar mortgage loans of $300,000 secured by 1,000 homes with an aggregate appraised value of $375,000,000, it could issue a total of $300,000,000 principal amount of non-agency MBS bonds.

     Based on, among other things, recent non-conforming mortgage loan securitizations, 94% of the aggregate principal amount of non-agency MBS bonds issued (approximately $282,000,000) would be "senior" investment grade, non-agency MBS bonds, 5.5% of the aggregate principal amount of non-agency MBS bonds issued (approximately $16,500,000) would be "subordinate" non-agency MBS bonds and the remaining 0.5% of the aggregate principal amount of non-agency MBS bonds issued (approximately $1,500,000) would be unrated credit support non-agency MBS bonds. In the event of a default by any of the homeowners in making their mortgage loan payments and upon foreclosure of that mortgage loan and sale of the mortgaged property, to the extent that the foreclosure sale did not result in net proceeds at least equal to the principal balance of the mortgage loans then outstanding, including foreclosure costs and interest advances, the shortfall generally first would reduce the principal amount of the unrated credit support non-agency MBS bond. The above example is illustrated in the following diagram. THE DIAGRAM BELOW ILLUSTRATES THE MECHANICS OF A NON-CONFORMING MORTGAGE LOAN SECURITIZATION AND DOES NOT REFLECT AN ACTUAL ISSUANCE OF NON-AGENCY MBS BONDS, WHICH MAY BE MATERIALLY DIFFERENT FROM THE EXAMPLE.


    1,000 HOMES         $300,000,000 AGGREGATE         NON-CONFORMING MORTGAGE
                       PRINCIPAL AMOUNT OF NON-          LOAN SECURITIZATION
                          CONFORMING MORTGAGE          STRUCTURE $300,000,000
                               LOANS(1)               TOTAL PRINCIPAL AMOUNT OF
                                                      NON-AGENCY MBS BONDS(2,3)


                                                         $282,000,000 TOTAL
                                                         PRINCIPAL AMOUNT OF
                                                           AAA, AA, A AND
                                                          BBB-RATED SENIOR
                                                           NON-AGENCY MBS
                                                                BONDS

[Photograph]                DEEDS OF TRUST
                         FIRST MORTGAGE LIENS
                             $300,000,000

                                                          $16,500,000 TOTAL
                                                       PRINCIPAL AMOUNT OF BB
                                                      AND B-RATED, SUBORDINATE
                                                        NON-AGENCY MBS BONDS


                                                           $1,500,000 (*)

    AGGREGATE
  APPRAISED VALUE        $75,000,000 AGGREGATE          $75,000,000 AGGREGATE
   $375,000,000        HOMEOWNERS' EQUITY BASED          HOMEOWNERS' EQUITY
                             ON APPRAISED                BASED ON APPRAISED
                                 VALUE                          VALUE

     * Total Principal Amount of Unrated Credit Support Non-Agency MBS Bonds

_______________
(1) 1,000 mortgage loans each with a principal balance of $300,000. In this example, the amount of each mortgage is no greater than 80 percent of the appraised value of the home, as a result no homeowner is required to obtain private mortgage insurance.

(2) The principal amount (often referred to as "splits") of each non-agency MBS bond class is determined by the rating agency based on, among other things, its determination as to the quality of the non-conforming mortgage loans and the likelihood of timely payment of interest and principal on each of the non-agency MBS bond classes.

(3) In the event a mortgage loan is foreclosed and the property securing the mortgage loan is sold for an amount less than the unpaid principal balance of the mortgage loan, including foreclosure costs and interest advances, the unrated credit support non-agency MBS bonds will suffer a loss notwithstanding the fact that, in the aggregate, there is significant homeowners' equity supporting the remaining non-conforming mortgage loans comprising the Mortgage Collateral for the non-conforming mortgage loan securitization.

     After originating and funding or purchasing the non-conforming mortgage loans that will comprise the collateral for the non-conforming mortgage loan securitization, the issuer transfers the non-conforming mortgage loans to a trustee for safekeeping. As homeowners make their monthly mortgage loan payments to their respective mortgage loan servicers, the payments are remitted by the servicers to the trustee. The trustee collects these payments and holds them until the next scheduled non-agency MBS bond payment date, generally monthly.

     On the payment date, the trustee first makes payments of interest to the holders of the various non-agency MBS bond classes in the non-conforming mortgage loan securitization, including the holders of the unrated credit support class. The priority of the payments is determined by the terms of an indenture. The trustee then remits the regularly scheduled principal received to the holders of the non-agency MBS bonds pursuant to the indenture, generally to each class (including the unrated credit support class) based on the percentage that the principal amount outstanding of that MBS bond class bears to the aggregate principal amount outstanding of all the MBS bond classes in that issuance. To the extent that more senior tranches of non-agency MBS bonds are outstanding, all prepayments of principal on the non-conforming mortgage loans comprising the Mortgage Collateral will be paid to the holders of the more senior classes sequentially in the order of their anticipated maturity. Generally, the company, as the holder of the unrated credit support non-agency MBS bond class, would not receive any prepayments of principal from the non-conforming mortgage loans comprising the Mortgage Collateral for at least five years following the date the company's non-agency MBS bond class initially is issued.

     YIELD CONSIDERATIONS ON NON-AGENCY MBS BONDS - The yields on the unrated credit support non-agency MBS bonds acquired by the company will be extremely sensitive to losses on the non-conforming mortgage loans comprising the Mortgage Collateral for such non-agency MBS bonds as well as the timing of such losses. The company's right as a holder of non-agency MBS bonds to distributions of principal and interest is subordinate to all of the more senior classes of non-agency MBS bonds. Actual losses on the Mortgage Collateral (after default, where the proceeds from the foreclosure sale of the home are less than the unpaid balance of the mortgage loan plus disposition costs and interest advances) will be allocated first to the credit support non-agency MBS bonds prior to being allocated to the more senior non-agency MBS bond classes. The non-agency MBS bonds the company owns and intends to acquire are speculative and may be subject to special risks, including a substantially greater risk of loss of principal and non-payment of interest than the more senior rated bonds.

     THE EFFECT OF PREPAYMENTS ON NON-AGENCY MBS BONDS - The aggregate amount of distributions on the company's non-agency MBS bonds and their yield also will be affected by the amount and timing of principal prepayments on the non-conforming mortgage loans comprising the Mortgage Collateral. To the extent the more senior tranches of non-agency MBS bonds are outstanding, all prepayments of principal on the non-conforming mortgage loans comprising the Mortgage Collateral will be paid to the holders of more senior classes, and none will be paid to the company during the first five years, and in some cases a longer period, after the original issue date of the company's non-agency MBS bonds. This subordination of the credit support non-agency MBS bonds to more senior classes may affect adversely the yield on the non-agency MBS bonds owned or acquired by the company. Even if there are no actual losses on the Mortgage Collateral, interest and principal payments are made on the more senior classes before interest and principal are paid with respect to the credit support class. Because the company is acquiring the non-agency MBS bonds at a significant discount from their outstanding principal balance, if the company estimates the yield on a non-agency MBS bond based on a faster rate of payment of principal than actually occurs, the company's yield on that non-agency MBS bond will be lower than the company anticipated.

     Because the rate and timing of principal payments on the Mortgage Collateral will depend on future events and on a variety of other factors over which the company has no control, no assurances can be given as to such rate or the timing of principal payments on the non-agency MBS bonds the company owns or acquires.

     Unlike debt interests which have a definite maturity date, absent a complete reduction of principal as a result of allocated realized losses, the maturity date of a non-agency MBS bond may occur sooner or later than its anticipated maturity date due to the rate and timing of prepayments on the non-conforming mortgage loans comprising the Mortgage Collateral. In order to compare more easily the rate at which a pool of single-family residential mortgage loans prepays (i.e., their "prepayment speed"), the Public Securities Association, a national statistical analysis organization, created a prepayment assumption model as a reference standard for measuring future single-family residential mortgage loan prepayment rates known as "PSA." One hundred percent PSA (i.e., 100% of the Prepayment Assumption Model) assumes prepayment rates of 0.2% per annum of the then unpaid principal balance of such mortgage loans in the first month of the life of such mortgage loans and an additional 0.2% per annum in each month thereafter (for example, 0.4% per annum in the second month) until the 30th month. A 100% PSA rate means that 6% of the remaining aggregate principal amount of the non-conforming mortgage loans comprising the Mortgage Collateral pays off each year (after the mortgage loan is 30 months old) until all the mortgage loans are paid in full; a 200% PSA rate means that 12% of the remaining aggregate principal amount of the Mortgage Collateral pays off each year; and a 300% PSA rate means that 18% of the remaining principal amount of the Mortgage Collateral pays off each year. The PSA curve is not a historical description of the prepayment experience of any specific pool of single-family residential mortgage loans or a prediction of the anticipated rate of prepayments of any pool of such mortgage loans.

THE PUBLIC SECURITIES ASSOCIATION
PREPAYMENT ASSUMPTION MODEL




                                     [GRAPH]
CONSTANT PREPAYMENT RATE


YEARS              0         1         2         3         4        30
                 -----     -----     -----     -----     -----     -----
                                         (Percentages)
100 PSA            0.0       2.4       4.8       6.0       6.0       6.0
200 PSA            0.0       4.8       9.6      12.0      12.0      12.0
300 PSA            0.0       7.2      14.4      18.0      18.0      18.0


The graph is a representaion of prepayments (100 PSA, 200 PSA and 300 PSA) as expressed as an annual percentage of the outstanding mortgage balance over time.

     The actual rate of principal prepayments on the non-conforming mortgage loans comprising the Mortgage Collateral may be influenced by a variety of economic, geographic, social and other factors. In general, if prevailing mortgage loan interest rates fall below the interest rates on the non-conforming mortgage loans comprising the Mortgage Collateral, such non-conforming mortgage loans and the Mortgage Collateral likely would be subject to higher prepayment rates than if prevailing mortgage loan interest rates remain at or above the interest rates on such non-conforming mortgage loans. Conversely, if mortgage loan interest rates rise above the interest rates on the non-conforming mortgage loans comprising the Mortgage Collateral, the rate of prepayment would be expected to decrease. Other factors affecting the rate of prepayments (including defaults and foreclosures) of single-family residential mortgage loans include changes in mortgagors' housing needs, job transfers, unemployment, mortgagors' net equity in the mortgaged properties, changes in the value of the mortgaged properties and mortgage loan interest rates.

     The rate of principal prepayments on the non-conforming mortgage loans comprising the Mortgage Collateral may affect the company's actual yield on the non-agency MBS bonds it acquires, even if the average rate of principal prepayments is consistent with the company's expectations. The actual rate of principal prepayments on the Mortgage Collateral cannot be predicted, and there is no assurance that the Mortgage Collateral will prepay at any given percentage of PSA.

     THE EFFECT OF ACTUAL LOSSES ON NON-AGENCY BONDS - To facilitate the standardization of the measurement of the rates of default on non-conforming mortgage loans relative to a model, the Public Securities Association has defined a standardized benchmark default curve. The standard default assumption ("SDA") represents an assumed rate of default each month relative to the then outstanding performing principal balance of the non-conforming mortgage loans comprising the Mortgage Collateral. The SDA curve assists the company and others in analyzing the non-agency MBS bonds they are considering for acquisition.

     The SDA curve gives the annualized default rate on a hypothetical pool of non-conforming mortgage loans as a function of the age of the mortgage loans. 100% SDA assumes that the monthly default rate starts at an annualized rate of 0.02% in month one. The rate increases by 0.02% every month after month one until it reaches an annualized rate of 0.60% a month. Defaults remain at 0.60% a month from month 30 through month 60. From month 61 through month 120, the default rate declines monthly by 0.0095%, from 0.60% a month to 0.03% a month where it remains constant. Zero percent SDA assumes there are no defaults. Correspondingly, 200% SDA assumes twice the default rates of 100% of SDA and so on. The SDA curve reflects the historical fact that defaults on non-conforming mortgage loans generally occur with greater frequency in the earlier years of a non-conforming mortgage loan. The SDA does not purport to be a historical description of default experience or a prediction of the anticipated rate of default of any specific pool of non-conforming mortgage loans, but merely a standard to compare and analyze default risk in non-agency MBS bonds.

THE PUBLIC SECURITIES ASSOCIATION
STANDARD DEFAULT ASSUMPTION MODEL



                                     [GRAPH]

THE PUBLIC SECURITIES ASSOCIATION

                      STANDARD DEFAULT ASSUMPTION MODEL

ANNUALIZED DEFAULT RATE


MONTHS        1      31       61       91      121      151     181       221       241       271       301
           -------  -------  -------  -------  -------  ------- -------   -------   -------   -------   -------
100% SDA   0.02000  0.60000  0.59050  0.30550  0.03000  0.03000  0.03000  0.03000   0.03000   0.03000   0.03000
 50% SDA   0.01000  0.30000  0.29525  0.15275  0.01500  0.01500  0.01500  0.01500   0.01500   0.01500   0.01500
200% SDA   0.04000  1.20000  1.18100  0.61100  0.06000  0.06000  0.06000  0.06000   0.06000   0.06000   0.06000


The graph is a representaion of 100% SDA, 50% SDA and 200% SDA as expressed as an annual percentage of the outstanding mortgage balance over time.

     While the rate of default or SDA and the rate and timing of prepayments on the non-conforming mortgage loans comprising the Mortgage Collateral are important in determining the anticipated yield on an unrated credit support non-agency MBS bond, the anticipated severity of the loss (i.e., the total loss on each foreclosure sale as a percentage of the remaining outstanding principal balance of a non-conforming mortgage loan) is significantly more important in determining the anticipated yield on a non-agency MBS bond. The single-family residential properties are the primary security (and in some cases, the only security) for the non-conforming mortgage loans comprising the Mortgage Collateral. The severity of the losses on defaulted mortgage loans through a foreclosure sale of the single-family residential properties is extremely important because the entire amount of such losses generally will be allocated to, and will reduce the remaining principal balance of, the company's credit support non-agency MBS bonds. The severity of loss takes into account the anticipated decline in market value of the home, interest advances through the foreclosure sale and maintenance and disposition expenses, which include, among other things, necessary repair and maintenance costs during the foreclosure, brokerage fees, legal fees and taxes. In addition, the higher the coupon rate of the mortgage loan, the higher the interest advances through the foreclosure sale.

     For example, assume that a mortgagor purchased a home for $375,000 and obtained a mortgage loan of $300,000 (a loan-to-value ratio of 80%) and defaulted on the mortgage loan. Upon the foreclosure sale of the home securing the mortgage loan, a loss severity percentage of 20% would result in an actual loss of $60,000 ($300,000 x 20%). As the holder of the first-loss credit support non-agency MBS bond, the actual loss would be allocated to, and reduce the principal balance of, the company's non-agency MBS bond by $60,000.

     In addition, the company believes that the rate of default and severity of loss may be higher on non-conforming mortgage loans which are cash out refinances, limited documentation mortgage loans, Second Tier mortgage loans or ARMs, than for other types of non-conforming mortgage loans. The rate of default, timing of prepayments and the severity of loss on defaulted mortgage loans through foreclosure sale will be affected by general economic conditions of the region of the country in which the related homes are located. The risk of defaults and actual loss is greater in regions experiencing weak or deteriorating economies which generally are accompanied by, among other things, increasing unemployment, natural disasters, falling property values or all three.

     The example shown in Tables 1 and 2 below illustrates the extreme sensitivity of the yield on the non-agency MBS bonds owned or to be acquired by the company to the rate of default on the non-conforming mortgage loans comprising the Mortgage Collateral and the severity of loss resulting from such defaults as well as the timing of such defaults and actual losses.

     Among other things, the example assumes that the company acquired an unrated credit support non-agency MBS bond with an outstanding principal balance of $1,500,000 (representing the last tranche, 0.5% of a $300,000,000 principal amount non-agency MBS bond issuance) for an acquisition price of $600,000. The example further assumes: (i) the non-conforming mortgage loans comprising the Mortgage Collateral have an unpaid principal balance at the date of acquisition by the company of $300,000,000, original and remaining terms to maturity of 360 months and bear interest at a rate of 7.25%; (ii) the unrated credit support non-agency MBS bond acquired by the company has a pass-through rate of 6.75% payable monthly; (iii) scheduled payments on all of the non-conforming mortgage loans comprising the Mortgage Collateral are made on a level payment basis and are received on the first day of each month, (iv) any pay off on the non-conforming mortgage loans comprising the Mortgage Collateral are received on the last day of each month and include 30 days of interest; (v) the non-conforming mortgage loans comprising the Mortgage Collateral prepay at each of the indicated percentages of PSA; (vi) defaults occur monthly at rates equal to the SDAs indicated; (vii) liquidation of a defaulted non-conforming mortgage loan through foreclosure sale occurs 12 months after the default; and (viii) a loss severity percentage of 10%, 20% and 30% in the month in which the non-conforming mortgage loans first defaulted.

                                     TABLE 1

         PRE-TAX YIELD-TO-MATURITY OF A $1,500,000 OUTSTANDING PRINCIPAL
              BALANCE FIRST LOSS CREDIT SUPPORT NON-AGENCY MBS BOND
 AT AN ACQUISITION PRICE OF $600,000 (40% OF ITS OUTSTANDING PRINCIPAL BALANCE)



                                             Pre-tax Yield-to-Maturity (in percentages)
                    Loss              -------------------------------------------------------------------
Prepayment        Severity          No
 Rate(1)       Percentage(2)     Defaults   10%SDA    20%SDA    30%SDA   50%SDA    100%SDA    200%SDA
----------     -------------     --------   ------    ------    ------   ------    -------    -------
     125%          10%            20.6%      20.1%     19.5%     18.9%    17.6%     13.3%       -5.4%
     125           20             20.6       19.5      18.2      16.8     13.3      -5.6       -24.3
     125           30             20.6       18.9      16.8      14.3      5.6     -16.5       -35.1

     225           10             22.2       21.6      21.1      20.6     19.4      15.9        -0.7
     225           20             22.2       21.1      20.0      18.7     15.8      -1.8       -23.0
     225           30             22.2       20.6      18.7      16.6     10.3     -14.7       -34.4

     325           10             22.8       22.3      21.9      21.4     20.4      17.4         7.8
     325           20             22.8       21.9      20.9      19.8     17.4       7.5       -21.4
     325           30             22.8       21.4      19.8      18.0     13.5     -12.3       -33.5

_______________

(1) Expressed as a PSA percentage.
(2) Expressed as a percentage of loss of principal amount of mortgage loans.

     The pre-tax yields set forth in Table 1 were calculated by determining the monthly discount rate which, when applied to the assumed stream of cash flows to be paid on the non-agency MBS bond to be acquired by the company in the example, would cause the discounted present value of such assumed stream of cash flows to equal the assumed acquisition price. These yields do not take into account the different interest rates at which the company would reinvest funds received by it as payments of interest and principal on such non-agency MBS bond.

     The amount of aggregate actual losses set forth in Table 2 that would be incurred on the Mortgage Collateral under each of the scenarios in Table 1 is expressed as a dollar amount of actual losses on the foreclosure sale after disposition expenses of homes securing the non-conforming mortgage loans comprising the Mortgage Collateral. Because the company owns and intends to acquire first loss credit support non-agency MBS bonds, all of such losses are assumed to reduce the initial $1,500,000 outstanding principal balance of the company's non-agency MBS bond until there is no principal amount outstanding.

                                   TABLE 2

             AGGREGATE ACTUAL LOSSES ON FORECLOSURE SALE OF HOMES
             SECURING THE NON-CONFORMING MORTGAGE LOANS COMPRISING
    THE MORTGAGE COLLATERAL FOR A $1,500,000 OUTSTANDING PRINCIPAL BALANCE
         FIRST LOSS CREDIT SUPPORT NON-AGENCY MBS BOND ACQUIRED AT A
         PRICE OF $600,000 (40% OF ITS OUTSTANDING PRINCIPAL BALANCE)


                                                    Aggregate Actual Losses (amounts in thousands)
                   Loss          --------------------------------------------------------------------------------------
Prepayment       Severity           No
  Rate(1)      Percentage(2)     Defaults    10%SDA       20%SDA        30%SDA        50%SDA       100%SDA      200%SDA
---------      -------------     -------     ------       ------        ------       -------       -------      -------
  125%           10%              $0           $88         $177          $265        $  439        $  872       $1,423
  125            20                0           177          353           529           878         1,423        1,449
  125            30                0           265          529           793         1,318         1,441        1,457

  225            10                0            72          144           217           359           713        1,407
  225            20                0           144          288           433           718         1,413        1,448
  225            30                0           217          433           648         1,077         1,439        1,456

  325            10                0            60          120           180           298           593        1,172
  325            20                0           120          240           360           597         1,186        1,446
  325            30                0           180          360           538           895         1,436        1,456

______________
(1)  Expressed as a PSA percentage.
(2)  Expressed as a percentage of loss of principal amount of mortgage loans.


     The assumed percentages of purchase price, SDA, loss severity and PSA reflected in the preceding tables are for the purposes of illustration only. It is highly unlikely that the non-conforming mortgage loans comprising the Mortgage Collateral will be prepaid, or that the actual losses will be incurred, according to one particular pattern. For this reason, and because the timing of cash flows is critical to determining yields, the pre-tax yields in this example will differ from the yields on the non-agency MBS bonds owned and to be acquired by the company, and such differences may be material. There can be no assurance that the Mortgage Collateral will prepay at any particular rate or that the actual losses will be incurred at any particular level or that the actual yields earned by the company will conform to the yields in this illustration. The unrated credit support non-agency MBS bonds the company owns and intends to acquire are speculative and may be subject to special risks, including a substantially greater risk of loss of principal and non-payment of interest than more senior, rated MBS bonds. In the event of substantial losses, the company may not recover the full amount, if any, of its acquisition cost.

     COMMERCIAL ASSETS, INC. - During 1993, the company contributed $75,000,000 ($74,800,000 pursuant to the Contribution Agreement plus $200,000 cash) to the capital of Commercial Assets. Commercial Assets is an American Stock Exchange-listed REIT, which owns and manages debt instruments issued in commercial mortgage loan securitizations. To date, Commercial Assets' primary emphasis has been on the acquisition of credit support classes primarily secured by mortgage loans on multi-family real estate. The company has been advised by Commercial Assets that it also intends to operate in a manner that will permit it to qualify as a REIT for federal income tax purposes.

     The process of commercial mortgage loan securitization is similar to the process of non-conforming single-family mortgage loan securitization.
Commercial Assets owns and manages interests that are heavily weighted towards the unrated and lower-rated credit support classes of CMBS bonds issued in commercial mortgage loan securitizations. As in non-agency MBS bonds, the subordinate classes of CMBS bonds shield the more senior classes from losses due to defaults on the underlying commercial mortgage loans comprising the Mortgage Collateral and have substantially greater credit risk.

     The company has been advised by Commercial Assets that it believes attractive acquisition opportunities are available in unrated and low-rated credit support classes of CMBS bonds representing interests in, or secured by, multi-family and other commercial properties. An improving economy and rising rent levels over time should improve the credit quality of the unrated classes because of, among other things, the resulting lower loan-to-value ratios. An economic recovery also may generate increased values for commercial real estate from greater demand and inflation.

     Based on, among other things, the yield spreads on rated CMBS bonds over similar corporate securities Commercial Assets has informed the company that it believes (although there can be no assurance) that the acquisition of these unrated and low-rated classes presents the opportunity to obtain a higher yield compared to corporate securities having similar maturities and risks and also may present opportunities for capital appreciation. Commercial Assets has advised the company that it anticipates that many financial institutions will continue to seek to reduce their holdings of commercial mortgage loans, thereby increasing the supply of commercial mortgage loans available for securitizations. No assurance can be given that any of the foregoing developments actually will occur.

     The establishment by nationally recognized rating agencies of criteria to assess the relative risk of classes of commercial mortgage loan securitizations and the resulting assignment of ratings to such classes by these agencies has contributed to the increase of the overall number of investors in commercial real estate securities. This is particularly true for the more senior classes of CMBS bonds.

     Commercial Assets has advised the company that it has acquired and currently intends to acquire CMBS bonds where the mortgage collateral for the CMBS bonds is mortgage loans on multi-family real estate and depending on the economic climate, Commercial Assets may expand its acquisitions to include CMBS bonds from securitizations where the mortgage collateral for the CMBS bonds are mortgage loans on other types of commercial properties.

     Because of its tax status as a REIT, Commercial Assets' REIT income generally is not subject to income tax at the corporate level. Asset Investors will not be subject to corporate income tax on the dividends it receives from its shares of Commercial Assets stock as long as it maintains its status as a REIT.

     CMO OWNERSHIP INTERESTS - The company's CMO Ownership Interests consist of CMO Subsidiaries, CMO Residuals and, to a lesser extent, Acquired CMO Classes. CMO Subsidiaries and CMO Residuals entitle the company to receive its proportionate share of the positive difference between: (i) the cash flow from the Mortgage Collateral pledged to secure the related CMO bonds together with reinvestment income thereon, if any; and (ii) the amount required for debt service payments on such CMO bonds together with administrative expenses (such difference is referred to as "Excess Cash Flow," residual cash flow or the residual). These CMO Ownership Interests may be considered derivatives because they derive their value from an interest rate arbitrage (i.e., the positive spread between the coupon on the Mortgage Collateral and the weighted-average coupon on the related CMO bonds).

     Excess Cash Flow from the company's CMO Ownership Interests is highest in the earlier years and lowest in the later years of the related CMO issuances because the CMO Classes with earlier stated maturities generally have lower interest rates and because the positive spread in the earlier years is earned on a larger Mortgage Collateral balance. The Excess Cash Flow will decline and eventually will terminate over the life of such CMO issuances (and may become negative) for several reasons. Among these reasons are: (i) the positive spread between the weighted-average pass-through rate on the Mortgage Collateral securing such CMO issuances and the weighted-average interest rate on the related CMO Classes is reduced by progressively higher interest rates on the later maturing CMO Classes; (ii) the Mortgage Collateral balance (on which the positive interest spread described in (i) above is earned) continually decreases over time; and (iii) the administrative expenses of such CMO issuances (most of which are fixed) will increase, as a percentage of such spread, as the outstanding principal amount of the Mortgage Collateral declines.

     Each of the CMO issuances is structured so that the cash flow from the Collateral pledged to secure such CMO issuance, together with reinvestment income thereon, if any, will be sufficient, irrespective of the rate of prepayments on the Mortgage Collateral and, for Variable-Rate CMO Ownership Interests, irrespective of changes in LIBOR, to make timely payments of interest on the related CMO Classes, to begin the payment of principal on each CMO Class not later than its "first mandatory principal payment date" and to retire each CMO Class not later than its "stated maturity."

     REIT income (losses) from CMO Ownership Interests primarily is attributable to the difference between: (i) the effective yield on the Mortgage Collateral (i.e., the coupon income on the Mortgage Collateral plus the amortization of Mortgage Collateral discount, if any); and (ii) the effective cost of the related CMO bonds (i.e., the coupon expense on the CMO bonds plus the amortization of CMO bond discount, if any). Changes in long-term mortgage interest rates and short-term interest rates significantly affect the company's REIT income (losses) from its CMO Ownership Interests. As a result, the amount of REIT income (losses) and Excess Cash Flow that may be generated from the company's CMO Ownership Interests is uncertain and may be subject to wide variation depending primarily upon the rate and timing of prepayments on the Mortgage Collateral and, for Variable-Rate CMO Ownership Interests, changes in LIBOR.

     EFFECTS OF PREPAYMENTS ON CMO OWNERSHIP INTERESTS - Principal payments on mortgage loans may be in the form of scheduled amortization or prepayments. For this purpose, "prepayments" include principal prepayments due to the sale or refinancing of the related property, guaranteed payments due to default, foreclosure, or both, of the related property and unscheduled partial principal payments.

     In general, if prevailing mortgage loan interest rates fall significantly below the interest rates on the mortgage loans comprising or underlying the Mortgage Collateral, such Mortgage Collateral is likely to be subject to higher prepayments (generally due to refinancing opportunities) than if prevailing mortgage loan interest rates remained at or above the interest rates on such mortgage loans. Conversely, if prevailing mortgage loan interest rates rise above the interest rates on the mortgage loans comprising or underlying the Mortgage Collateral, prepayments would be expected to decrease.

     Prepayments reduce the company's REIT income (or increase its REIT losses) from CMO Ownership Interests because a substantial portion of the prepayments must be used to repay the principal amount of CMO bonds. The CMO bonds repaid first generally are those with shorter maturities and lower interest rates. The remaining CMO bonds have longer maturities with higher interest rates. Accordingly, as the CMO bonds with the lower interest rates are repaid, the weighted-average coupon rate of the remaining CMO bonds increases, which decreases the company's positive interest spread. Mortgage repayments also reduce the Mortgage Collateral balance on which the company earns its spread from CMO Ownership Interests.

     In addition, prepayments increase the effective cost of the remaining CMO bonds outstanding because they shorten the time during which the company is required to amortize the discount associated with its CMO bonds. This reduces REIT income or increases REIT losses. Because the lower REIT income or increased REIT losses generally result from non-cash expenses such as the amortization of CMO bond discount, the company's CMO Ownership Interests may generate Excess Cash Flow even though the related CMO Ownership Interests generate lower REIT income or increased REIT losses. Due to the distribution requirements relating to Excess Inclusion income, the company is required to make distributions of its Excess Inclusion income notwithstanding its REIT losses and NOL carryovers. Such distributions would be treated by shareowners as ordinary income.

     INTEREST RATE RISK ON CMO OWNERSHIP INTERESTS - The company owns Variable-Rate CMO Ownership Interests. The Excess Cash Flow received by the company from Variable-Rate CMO Ownership Interests will increase or decrease due to, among other things, changes in short-term interest rates, specifically LIBOR, the "benchmark" for determining the interest expense on the LIBOR Classes (included in a Variable-Rate CMO Ownership Interest). A reduction in LIBOR generally reduces the interest paid by the company on its LIBOR Classes which increases the positive spread between the interest earned on the fixed-rate Mortgage Collateral and the interest paid on the LIBOR Classes and, as a result, increases the company's REIT income, Excess Inclusion income and book income. Conversely, an increase in LIBOR generally increases the interest the company must pay on the LIBOR Classes which decreases the company's REIT income, Excess Inclusion income and book income. The aggregate proportionate principal balance of the LIBOR Classes underlying the company's Variable-Rate CMO Ownership Interests and aggregate proportionate notional principal amount of the Variable-Rate Acquired CMO Classes was $148,474,000 ($26,480,000 after the March 30, 1995 sale of CMO Ownership Interests that are pledged as collateral on the secured notes payable), $273,331,000 and $836,181,000 as of December 31, 1994, 1993 and 1992, respectively.

SUBSIDIARIES OF THE COMPANY

     At December 31, 1994, the company had seven wholly-owned corporate subsidiaries: Asset Mortgage Funding, Asset Funding, Asset Acceptance, Asset Southwest, Asset Acquisition, Asset Finance and Asset Securitization. Each of these entities is a limited-purpose finance subsidiary which was created for the purpose of issuing CMOs, except for Asset Acquisition which was organized in connection with the acquisition of Guild and Asset Securitization which was organized in connection with the sale of $48,000,000 of secured notes payable.

COMPETITION

     In acquiring mortgage-related assets, including non-agency MBS bonds and CMO Ownership Interests, the company (and Commercial Assets in connection with CMBS bonds) competes with other REITs, savings and loan associations, banks, mortgage bankers, mutual funds, pension funds, professional money managers, insurance companies, and others, many of which have greater financial resources than the company. Furthermore, many of these entities may be conducting business activities through corporations, master limited partnerships or other business forms, which, among other things, because of the company's status as a REIT, may have more flexibility than the company in conducting their business operations. As a result of such competition, the market prices the company pays for its acquired assets may increase.

CAPITAL RESOURCES

     Substantially all of the proceeds received by the company from the issuance of Common Stock are used to acquire assets. The company uses its cash flow from operating activities and short-term credit facilities to provide working capital to support its operations, for the payment of dividends to its shareowners and for the acquisition of assets.

     Without further shareowner approval, the company is authorized to issue up to 50,000,000 shares of Common Stock, of which 24,227,005 shares were issued and outstanding as of March 16, 1995.

     The Board of Directors is authorized to issue additional classes of stock without shareowner approval. Depending upon the terms set by the Board of Directors, the authorization and issuance of preferred stock or other new classes of stock could affect adversely existing shareowners. The effects on shareowners could include, among other things, dilution of ownership interests of existing shareowners, restrictions on dividends on Common Stock, restrictions on dividends for other corporate purposes and preferences to holders of a new class of stock in the distribution of assets upon liquidation. As of March 16, 1995, the company has not authorized or issued additional classes of stock.

DIVIDEND REINVESTMENT PLAN

     The company has an Automatic Dividend Reinvestment Plan (the "Reinvestment Plan") which is administered by KeyCorp Shareholder Services, Inc. The Reinvestment Plan provides the company's shareowners a method of investing cash dividends paid by the company in additional shares of Common Stock purchased in the open market. The Reinvestment Plan also permits participants to purchase additional Common Stock with voluntary cash payments through the Reinvestment Plan in the open market.

INVESTMENT RESTRICTIONS

     The company intends to continue its business and to conduct its operations so as not to become regulated as an investment company under the 1940 Act. The 1940 Act exempts entities that, directly or through majority-owned subsidiaries, are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretations by the staff of the Commission, in order to qualify for this exemption, the company, among other things, must maintain at least 55% of its assets in Qualifying Interests and may also be required to maintain an additional 25% in Qualifying Interests or other real estate-related securities. The assets which the company may acquire could be limited by the provisions of the 1940 Act. In connection with its acquisition of non-agency MBS bonds, the company has adopted a policy of obtaining substantial foreclosure rights with respect to the underlying mortgage loans. As a result of obtaining such rights, the company believes that such MBS bonds constitute Qualifying Interests for the purpose of the 1940 Act.

     Greater than 55% of the company's consolidated assets are Qualifying Interests. The company believes that it is not required to register as an investment company under the 1940 Act. If the Commission or its staff were to take a different position with respect to whether such MBS bonds constitute Qualifying Interests, the company could be required either: (i) to change the manner in which it conducts its operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on the company and the market prices for the Common Stock.

     Pursuant to restrictions set forth in its By-laws, the company may not "invest in unimproved real property (i.e., acquire an equity interest in property for purposes other than producing income, which has no development or construction in progress thereon nor is any development or construction planned to commence thereon within the year); invest in mortgage loans (but not including mortgage related securities) without an appraisal of the underlying property; invest in real estate contracts of sale unless the same are in recordable form; invest in or make a mortgage loan on property in excess of 100% of its appraised value (unless other mortgage loan underwriting criteria would justify such investment); or invest in or make a mortgage loan subordinate to a mortgage or equity interest in the property held by the advisor, the sponsor, a director or an affiliate of any of the foregoing." The foregoing restrictions may not be changed without the approval of the Board of Directors, which has the power to modify or alter such policies without the consent of shareowners. Although the company has no present intention of modifying such policies, the Board of Directors may conclude, in the future, that it would be advantageous for the company to modify such policies if such modifications are in the best interests of the shareowners.

MANAGEMENT AGREEMENT

     The company has entered into annual Management Agreements with the Manager through December 31, 1995. The Manager advises the company on its business and oversees its day-to-day operations, subject to the supervision of the Board of Directors of the company. The Manager also is obligated to present to the company asset acquisition opportunities consistent with the policies and objectives of the company and to furnish the Board of Directors of the company with information concerning the acquisition, holding and disposition of assets. The terms appearing in quotes below which are not defined herein are defined in the Management Agreement and have the meanings ascribed to them therein.

     The Management Agreement is approved by the Independent Directors. It may be terminated by either party with or without cause at any time upon 60 days' written notice. In addition, the company has the right to terminate the Management Agreement upon the happening of certain specified events including, among other things, a breach by the Manager of any material provision which breach remains uncured for 30 days or the bankruptcy of the Manager. The Management Agreement also may be terminated at any time by a majority vote of the: (i) Independent Directors; or (ii) holders of the shares of Common Stock. The Manager is entitled to certain termination payments in the event of, among other things, an acquisition of the company which results in the termination of the Management Agreement.

     The Manager receives various fees for the advisory and other services performed in connection with the Management Agreement. The Manager provides all personnel and certain overhead items (at its expense) necessary to conduct the regular business of the company.

     Pursuant to the Management Agreement, the Manager receives a Base Fee, an Incentive Fee and an Administrative Fee. The Base Fee is payable quarterly in an amount equal to 3/8 of 1% of the "average invested assets" of the company and its subsidiaries for such year. The Incentive Fee is based on the company's cash distributions to shareowners. The Manager is entitled to the Incentive Fee only after the company's shareowners have first received a return on the company's stockholders' equity equal to the "ten-year United States treasury rate" plus one percent. The company's distributions in excess of this minimum return to shareowners is multiplied by 20% and paid to the Manager as the Incentive Fee. The Manager also performs certain bond administration and other related services for the company pursuant to the Management Agreement and receives an Administrative Fee for such services in relation to the complexity of the transaction and the services required.

     The company has agreed to indemnify the Manager and its affiliates with respect to all expenses, losses, damages, liabilities, demands, charges or claims of any nature in respect of acts or omissions of the Manager made in good faith and in accordance with the Management Agreement.

     In December 1986, the company entered into a participation agreement (the "CMO Participation Agreement") which provides that during the time the Manager serves as advisor to the company, if either MDC, the company or their respective affiliates propose to issue a CMO or are presented with an opportunity to acquire a CMO instrument, MDC or the company is required to offer the other the opportunity to participate in such transaction on an equal basis. In the event of such participation, the company and MDC each will be responsible for their proportionate share of the issuance or acquisition cost and the administration costs of the related CMO issuance and will be entitled to receive their proportionate share, if any, of cash flow and income therefrom.

FEDERAL INCOME TAXATION OF THE COMPANY

     GENERAL - For all taxable years commencing on or after January 1, 1987, the company has operated and, in the future intends to operate, in a manner that will permit it to qualify for the income tax treatment accorded a REIT. To so qualify, in general, the company is required, among other things, to distribute annually (as determined under the Code), to its shareowners, at least 95% of the greater of its REIT income or Excess Inclusion income. So long as the company meets the REIT qualification requirements, including its distribution requirements, the company expects that, with limited exceptions, its REIT income and Excess Inclusion income will not be subject to federal income tax at the corporate level. If the company fails to qualify as a REIT, it would be subject to federal income tax on its REIT income and Excess Inclusion income at regular corporate rates without any deduction for distributions to shareowners.

     In order to qualify as a REIT, the company must satisfy various requirements with respect to: (i) the nature of its assets ("Asset Requirements") and income ("Income Requirements"); (ii) the amount of distributions to shareowners ("Distribution Requirements"); and (iii) certain organizational matters ("Organizational Requirements").

     ASSET REQUIREMENTS - At least 75% of the assets of the company must consist of specified real estate assets, cash or government securities. Also, the company cannot own equity securities of any one issuer (other than a qualified
REIT) which represent: (i) more than 5% of the total value of the company's assets; or (ii) more than 10% of the outstanding voting securities of any one issuer. Under certain circumstances, if the company fails to satisfy the Asset Requirements at the end of any quarter of its taxable year, such failure can be cured by a disposition of sufficient nonqualifying assets within 30 days after the close of that quarter.

     INCOME REQUIREMENTS - The Income Requirements provide that at least 75% of the company's gross income must be derived from specified real estate sources, including rents from real property and interest on mortgage obligations. Additionally, at least 95% of the company's gross income must consist of income derived from items that qualify for the 75% test plus other specified types of passive income, such as interest, dividends and gains from the sale or other disposition of stock and securities.

     If the company fails to satisfy the foregoing Income Requirements but: (i) the company otherwise satisfies the requirements for qualification as a REIT;
(ii) such failure is held to be due to reasonable cause and not willful neglect; and (iii) certain other requirements are met, then the company will continue to qualify as a REIT but will be subject to a 100% tax on certain of its nonqualifying income.

     The Income Requirements also require that less than 30% of the company's gross income be derived from the sale or other disposition of: (i) stock or securities held for less than one year; (ii) property in a transaction which is a "Prohibited Transaction"; and (iii) most real property held for less than four years. In addition, the Code generally imposes a 100% tax on net gain derived from Prohibited Transactions. Failure to satisfy the 30% test generally causes a loss of REIT status.

     DISTRIBUTION REQUIREMENTS - In general, the company is required to distribute annually, to its shareowners, at least 95% of the greater of its REIT income or Excess Inclusion income. Distributions may be made in cash, securities or property. For this purpose (but not for purposes of determining how distributions are to be taxed to shareowners), certain dividends paid by the company after the close of a taxable year may be considered as having been made during such taxable year. However, shareowners will be subject to tax in the year of declaration on dividends declared by the company during October, November and December of a taxable year and paid before January 31 of the subsequent taxable year. Due to the nature of the company's income from its assets and its deductions in respect of its obligations, under certain circumstances, the company may generate REIT income, Excess Inclusion income, or both, in excess of its cash flow. This result may occur, for example, because REIT income from non-agency MBS bonds (coupon plus discount amortization) is greater than the cash flow from those non-agency MBS bonds (coupon plus principal repayments). At December 31, 1994, the company had a NOL carryover of approximately $100,000,000. The NOL may be used to offset all or a portion of the company's distribution requirement with respect to REIT income; however, the NOL may not be used to reduce or eliminate the company's distribution requirement with respect to Excess Inclusion income. To the extent the company has either current or accumulated earnings and profits, distributions generally will be treated as ordinary income by the shareowners receiving such distributions. The company's NOL will not change how distributions to shareowners are treated for tax purposes by shareowners under the Code.

     PURSUANT TO THE DISTRIBUTION REQUIREMENTS, THE COMPANY MAY BE REQUIRED, AMONG OTHER THINGS, TO: (I) DISTRIBUTE TO ITS SHAREOWNERS A PORTION OF ITS WORKING CAPITAL OR SECURITIES; OR (II) BORROW FUNDS OR SELL ASSETS TO MAKE REQUIRED DISTRIBUTIONS IN YEARS IN WHICH ITS EXCESS INCLUSION INCOME EXCEEDS REIT INCOME. BECAUSE OF THE DISTRIBUTION REQUIREMENTS RELATING TO EXCESS INCLUSION INCOME, WHICH IN 1994, 1993 AND 1992 EXCEEDED THE COMPANY'S REIT INCOME, THESE DISTRIBUTIONS WILL REDUCE THE AMOUNTS AVAILABLE FOR FUTURE ACQUISITIONS OF ASSETS AND HAVE SUBSTANTIALLY REDUCED THE SIZE OF THE COMPANY AND ITS INCOME IN THE FUTURE. IN THE EVENT THE COMPANY IS UNABLE TO DISTRIBUTE ON AN ANNUAL BASIS TO ITS SHAREOWNERS THE GREATER OF 95% OF ITS REIT INCOME OR ITS EXCESS INCLUSION INCOME, THE COMPANY WILL NOT MAINTAIN ITS STATUS AS A REIT.

     ORGANIZATIONAL REQUIREMENTS - Shares of Common Stock must be held by a minimum of 100 persons for at least 335 days in each taxable year and no more than 50% in value of the Common Stock can be owned, actually or constructively, by five or fewer individuals at any time during the second half of each taxable year. For this purpose an "individual" includes certain tax-exempt entities.
To evidence compliance with these requirements, the company is required to maintain records that disclose the actual ownership of its outstanding shares of Common Stock. In fulfilling its obligations to maintain records, the company must demand written statements each year from the record holders of designated percentages of its shares of Common Stock which would, among other things, disclose the actual owners of such shares.

     FAILURE TO QUALIFY AS A REIT - The company will be subject to tax (including any applicable alternative minimum tax) on its REIT income or Excess Inclusion income at regular corporate rates without any deduction for distributions to shareowners if it fails to qualify as a REIT in any taxable year. Even if the company is not disqualified as a REIT as a result of a failure to satisfy any of the tests described above, it may be subject to certain excise taxes. Unless entitled to relief under specific statutory provisions, the company also will be disqualified from treatment as a REIT for the following four taxable years. The failure to qualify as a REIT for even one year could result in the company incurring substantial indebtedness in order to pay any resulting taxes, thus reducing the amount of cash available for distribution to shareowners or for acquisition of additional assets.

     EXCESS INCLUSION INCOME - Since 1987, a significant portion of the cash dividends distributed to the company's shareowners consisted of Excess Inclusion income. Excess Inclusion income is attributable to certain CMO issuances for which an election has been made to be treated as a REMIC for federal income tax purposes. Excess Inclusion income is the amount of income from a residual interest in a REMIC which exceeds a specified return as provided in the Code. The company's Excess Inclusion income may not be reduced by any expenses or deductions including normal operating expenses, losses from the company's CMO Ownership Interests and NOLs. During 1994, 1993 and 1992, 100%, 100% and 75%, respectively, of the cash dividends paid to the company's shareowners was Excess Inclusion income.

     During 1993 and 1994, and as arranged in 1995, the company sold many of its CMO Ownership Interests that generated Excess Inclusion income. As a result, the amount of Excess Inclusion income to be generated in future years is expected to be significantly less than in 1994 and earlier years. The company's ownership interest in Commercial Assets and non-agency MBS bonds do not generate Excess Inclusion income.

     THE PROVISIONS OF THE CODE ARE HIGHLY TECHNICAL AND COMPLEX. THIS SUMMARY IS NOT INTENDED TO BE A DETAILED DISCUSSION OF ALL APPLICABLE PROVISIONS OF THE CODE, THE RULES AND REGULATIONS PROMULGATED THEREUNDER, OR THE ADMINISTRATIVE AND JUDICIAL INTERPRETATIONS THEREOF. THE COMPANY HAS NOT OBTAINED A RULING FROM THE INTERNAL REVENUE SERVICE WITH RESPECT TO ANY TAX CONSIDERATIONS RELEVANT TO ITS ORGANIZATION OR OPERATION, OR TO AN ACQUISITION OR OWNERSHIP OF ITS COMMON STOCK. THIS SUMMARY IS NOT INTENDED TO BE A SUBSTITUTE FOR PRUDENT TAX PLANNING, AND EACH SHAREOWNER OF THE COMPANY, INCLUDING FOREIGN AND TAX-EXEMPT ENTITIES, IS URGED TO CONSULT ITS OWN TAX ADVISOR WITH RESPECT TO THESE AND OTHER FEDERAL, STATE AND LOCAL TAX CONSEQUENCES OF THE ACQUISITION, OWNERSHIP AND DISPOSITION OF THE COMMON STOCK OF THE COMPANY.

RESTRICTIONS ON AND REDEMPTIONS OF COMMON STOCK

     As described above, to qualify as a REIT the company must meet certain ownership tests with respect to its shares of Common Stock. In addition, the company's Certificate of Incorporation provides that shares of Common Stock may not be owned by a person if the ownership of shares by such person would result in the imposition of a tax on the company or on any other holder (nominee or otherwise) of shares of Common Stock. Provisions of the Code would impose such a tax if shares of Common Stock were owned, directly or indirectly, by the United States, any state or political subdivision thereof, any foreign government, any international organization, a rural electric or telephone cooperative described in

Section 1381(a)(2)(C) of the Code, any agency or instrumentality of any of the foregoing, or any organization exempt from tax under the Code that is not subject to tax on its unrelated business taxable income.

     The company's Certificate of Incorporation empowers the Board of Directors, at its option, to redeem shares of Common Stock or to restrict transfers of shares to bring or maintain ownership of the Common Stock in conformity with the requirements described above. The redemption price to be paid is the fair market value as reflected in the latest quotations on any exchange on which the shares of Common Stock are listed or, if the Common Stock is not listed on any exchange, on the over-the-counter market or, if no quotations are available, the net asset value of the shares of Common Stock as determined by the Board of Directors. The company's Certificate of Incorporation also provides that any acquisition of shares of Common Stock that would result in the disqualification of the company as a REIT under the Code shall be void to the fullest extent permitted under applicable law and the intended transferee of such shares shall be deemed never to have had an interest therein. Furthermore, if such provision is determined to be void or invalid, then the transferee of such shares shall be deemed, at the option of the company, to have acted as agent on behalf of the company in acquiring such shares and to hold such shares on behalf of the company.

     Each shareowner is required, upon demand, to disclose to the Board of Directors in writing such information with respect to direct and indirect ownership of shares of Common Stock as the Board of Directors deems prudent in protecting the tax status of the company.

EMPLOYEES

     The company has no employees. Pursuant to the Management Agreement, the Manager provides all personnel necessary to conduct the regular business of the company. Certain employees of the Manager have been designated as officers of the company.

ITEM 2.        PROPERTIES.

     The company does not own or lease any real estate or physical property.

ITEM 3.        LEGAL PROCEEDINGS.

     At March 16, 1995, there were no material legal proceedings, pending or threatened, to which the company or any of its subsidiaries was a party or which any of their respective property was subject.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the company's shareowners during the fourth quarter of 1994.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS.

     Asset Investors Corporation Common Stock is listed on the NYSE under the symbol "AIC." The high and low closing sales prices of the shares of Common Stock as reported on the NYSE Composite Tape and certain dividend information for the periods indicated were as follows:


                            High            Low       Dividends
                            ----            ---       ---------
1994
----
  First Quarter           $ 2-1/2         $ 1-7/8       $ .05
  Second Quarter            3-3/8           2             .07
  Third Quarter             2-7/8           2-1/2         .07
  Fourth Quarter            2-3/4           1-3/4         .14(2)

1993
----
  First Quarter           $ 7-7/8         $ 5-1/2       $ .10
  Second Quarter            6-1/2           4-1/8         .10
  Third Quarter             5-3/8           3-3/4        3.74(1)
  Fourth Quarter            5-5/8           1-3/4         .05

________________
(1)  Distribution of Commercial Assets common stock.
(2) Consisted of a regular dividend of eight cents per share and two special dividends of three cents per share each.

     Historically, the company has paid dividends on its Common Stock which in the aggregate equal, on an annual basis (as determined under the Code), at least 95% of the greater of its REIT income or Excess Inclusion income.

     As of March 16, 1995, 24,227,005 shares of Common Stock were outstanding and were held by 3,194 shareowners of record. The company estimates there were an additional 12,000 beneficial owners on that date whose shares were held by banks, brokers or other nominees.

ITEM 6.        SELECTED FINANCIAL DATA.

     The selected financial data of the company, set forth below, has been derived from and should be read in conjunction with the company's audited Consolidated Financial Statements and the notes thereto. The data as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, is included elsewhere in this Annual Report on Form 10-K (in thousands, except per share data).

STATEMENT OF OPERATIONS DATA:



                                                                            YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------------------
                                                     1994             1993            1992             1991             1990
                                                   --------         --------        --------         --------         --------

Revenues                                           $136,715         $232,593        $396,405         $527,867         $586,086
Expenses                                            122,850          263,731         437,198          488,720          549,581
Net income (loss)                                    13,358          (51,018)        (32,122)          29,173           29,284
Net income (loss) per share                            0.92            (3.64)          (2.30)            2.09             2.11
Dividends per share                                    0.33             3.99(1)         1.18             2.70             1.85
Weighted-average shares
  outstanding                                        14,548           14,024          13,986           13,953           13,893


BALANCE SHEET DATA:
                                                                             DECEMBER 31,
                                                 ----------------------------------------------------------------------------
                                                     1994            1993             1992            1991              1990
                                                 ----------       ----------      ----------       ----------       ---------
CMO Subsidiaries-Mortgage
  Collateral, net                                $  932,962       $1,676,841      $3,159,851       $5,017,753       $5,739,711
Total assets                                      1,151,511        1,903,837       3,593,160        5,355,337        6,025,050
Secured notes payable                                30,592           42,000          48,000               --               --
CMO Subsidiaries-CMO
  bonds (long-term debt), net                     1,021,188        1,772,890       3,275,096        4,961,234        5,624,035
Total stockholders' equity                           72,965(2)        47,187(3)      153,316          201,941          210,080
Book value per share                                   3.01(2)          3.35(3)        10.96            14.44            15.12


__________________________

(1) Includes $.25 per share in cash and $3.74 per share in shares of Commercial Assets, Inc. common stock.
(2) Includes $17,208,000 of net proceeds and 10,053,794 shares of Common Stock from the Rights Offering which reduced the book value per share from approximately $3.94 to $3.01.
(3) The decrease in book value per share between 1992 and 1993 reflects, among other things, the payment of a dividend of $3.99 per share, including a dividend of $3.74 per share in the form of shares of Commercial Assets common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     CAPITALIZED TERMS NOT OTHERWISE DEFINED IN THE NARRATIVE BELOW SHALL HAVE THE MEANING INDICATED IN THE "SUMMARY OF DEFINITIONS" WHICH MAY BE FOUND AT THE END OF THIS REPORT.

     GENERAL - Asset Investors Corporation is a real estate investment trust
(REIT) that was incorporated by MDC under Maryland law in 1986. Its shares of Common Stock are listed on the NYSE under the symbol "AIC." Asset Investors manages ownership interests in residential mortgage loan securitizations (non-agency MBS bonds and CMO Ownership Interests) and owns approximately 27% of the common stock of Commercial Assets, Inc. (AMEX: CAX).

     For all taxable years commencing on or after January 1, 1987, the company has operated, and in the future intends to operate, in a manner that will permit it to qualify for the income tax treatment accorded to a REIT under the Code.
If it so qualifies, the company's REIT income and its Excess Inclusion income, with certain limited exceptions, will not be subject to federal income tax at the corporate level. In order to maintain its REIT status, in general the company will be required, among other things, to distribute annually (as determined under the Code) to its shareowners at least 95% of the greater of its REIT income or its Excess Inclusion income and to meet certain asset, income and stock ownership tests.

     The company's acquisition and other policies are determined by its Board of Directors. The company's By-laws require that a majority of the Board of Directors and each committee thereof be comprised of persons constituting Independent Directors.

     The company's day-to-day operations are performed by the Manager, a subsidiary of MDC, pursuant to a Management Agreement which is subject to the approval of a majority of the Independent Directors. The Manager is subject to the supervision of the Board of Directors. As part of its duties, the Manager presents the company with asset acquisition opportunities consistent with the policies and objectives of the company and furnishes the Board of Directors with information concerning the acquisition, holding and disposition of assets. The company has no employees.

     OVERVIEW - 1994 was a transition year for Asset Investors. The company continued its asset diversification strategy which began in mid-1993. Through its acquisition of non-agency MBS bonds and ownership of shares of Commercial Assets, the company is replacing its assets that are extremely sensitive to changes in mortgage interest rates and prepayments with credit sensitive assets that should benefit from an improving economy. Income and cash flow from the company's non-agency MBS bonds and shares of Commercial Assets are anticipated to increase in 1995: (i) if the company, as anticipated, acquires additional non-agency MBS bonds with its available liquidity; and (ii) because the company's return on its shares of Commercial Assets common stock will reflect the investment of Commercial Assets initial capital for a full year. However, there can be no assurance in this regard.

     A significant portion of 1994 book income and operating cash flows came from the exercise of Call Rights available to the company on certain of its CMO Ownership Interests. The gain on the sale of assets resulting from the future exercise of Call Rights will depend on future prices of the Mortgage Collateral which are affected by interest rate changes and the prepayment speeds on the Mortgage Collateral which affect the timing of these Calls Rights.

     Because most of the company's CMO Ownership Interests are at or are nearing the end of their economic lives due to, among other things, high principal prepayments on the Mortgage Collateral and the sale of Mortgage Collateral in connection with the exercise of Call Rights, it is anticipated that book income and cash flows from CMO Ownership Interests will continue to decline.

     On December 16, 1994, the company completed a one-for-one Rights Offering of its Common Stock. Subscriptions for 10,053,794 shares of its Common Stock were received in the Rights Offering at a price of $1.90 per share resulting in net proceeds to the company of $17,208,000. Over 70% of the subscriptions for shares of Common Stock offered in the Rights Offering were exercised. The capital raised has been used to acquire non-agency MBS bonds and, to a lesser extent, to repay short-term borrowings.

     REDUCTION OF CMO OWNERSHIP INTERESTS - From 1990 to 1993, mortgage interest rates fell to their lowest levels in over 25 years which resulted in an unprecedented high level of prepayments in 1992, 1993 and the first half of 1994 on the mortgage loans underlying the company's GNMA, FNMA and FHLMC-guaranteed mortgage certificates, as homeowners nationwide refinanced their mortgages to lower their payments. Prepayments adversely affect the company's CMO Ownership Interests by reducing the amount of its interest earning assets (and the company's future income therefrom) and by permanently reducing the positive spread between the company's fixed-rate agency-guaranteed mortgage certificates and the weighted-average interest cost of its remaining CMO bonds.

     The historically high levels of Mortgage Collateral prepayments shortened significantly the economic lives of many of the company's CMO Ownership Interests from what was anticipated by the company at the time of their acquisition. Accordingly, most of the company's CMO Ownership Interests are at or are nearing the end of their economic lives and are not expected to generate significant amounts of Excess Cash Flows in the future.

     The company's CMO Ownership Interests that are pledged as collateral for the secured notes payable are being sold, among other reasons, because they are not anticipated to generate Excess Cash Flows after debt service requirements until after the year 2001. In March 1995, the company agreed to sell the CMO Ownership Interests that are collateral for the secured notes payable. The proceeds from the sale, which is scheduled to close on March 30, 1995, plus the restricted cash for the secured notes payable will be used to repay the secured notes payable. The sale of these CMO Ownership Interests and repayment of the secured notes payable significantly will reduce the total assets and liabilities of the company and its future revenues and expenses from CMO Ownership Interests. The company believes this sale will occur although there can be no assurance.

     Certain of the company's CMO Ownership Interests allow the company to exercise the Call Rights as specified in the related CMO Bond Indenture. During 1994, 1993 and 1992 the company exercised Call Rights on ten, five and one CMO Ownership Interests, respectively, recognizing gains on the sale of assets of $8,169,000, $1,062,000 and $1,435,000, respectively. The calls in 1994, 1993 and 1992 reduced the outstanding principal amount of the company's Mortgage Collateral by $184,491,000, $22,320,000 and $48,716,000, respectively.

     FORMATION OF COMMERCIAL ASSETS - To maintain its status as a REIT, in general, the company is required to distribute dividends to its shareowners equal to at least 95% of the greater of the company's REIT income or Excess Inclusion income. Prior to July 1993, the company's CMO Ownership Interests generated significant amounts of Excess Inclusion income. Excess Inclusion income cannot be reduced by expenses or deductions, including normal operating expenses, losses from the company's CMO Ownership Interests and NOLs. As a result, the company's Excess Inclusion income and distribution requirements were significantly higher than its REIT income during 1992 and 1993. Satisfaction of these distribution requirements (as discussed below) utilized a significant portion of the company's capital which otherwise could have been used for new acquisitions. In order to reduce the adverse effects of Excess Inclusion income on the company's capital requirements, in June 1993, the company sold most of its assets that generated Excess Inclusion income.

     In August 1993, the company formed a new REIT, Commercial Assets. The company contributed $75,000,000 ($74,800,000 pursuant to the Contribution Agreement plus $200,000 of cash) to the capital of Commercial Assets during 1993 and distributed, on October 12, 1993, approximately 70% of the shares of Commercial Assets to the company's shareowners as a taxable dividend. The Distribution satisfied a significant portion of the company's REIT distribution requirement for 1993 and 1992. As of December 31, 1994, the company owned approximately 27% of the shares of Commercial Assets.

     Commercial Assets acquires and manages debt instruments issued in commercial mortgage loan securitizations. Commercial mortgage loan securitizations generally are multi-class issuances of debt instruments which are secured and funded as to the payment of principal and interest by a specific group of mortgage loans on multi-family or other commercial real estate and other collateral. To date, Commercial Assets has acquired subordinate credit support classes of commercial securitizations backed by mortgages on multi-family real estate. Commercial Assets has advised the company that future acquisitions may include, among other things, rated and unrated classes of CMBS bonds secured by mortgage loans on senior living centers, retail space, cooperative apartments, nursing homes and office buildings, and participation in commercial real estate. In addition, Commercial Assets has advised the company that Commercial Assets, in the future, also may acquire fee interests in, or acquire or originate mortgage loans on, commercial real property which, among other things, may be used as collateral for future securitizations.

     ACQUISITION OF NON-AGENCY MBS BONDS - In late April 1994, the company began acquiring unrated, credit support debt interests in non-conforming residential mortgage loan securitizations, known as non-agency MBS bonds.

     Unlike the agency-guaranteed mortgage certificates which are pledged to secure the CMO bonds related to the company's CMO Ownership Interests, the company's unrated subordinate non-agency MBS bonds have substantial credit risk. Non-agency MBS bonds are collateralized by non-conforming mortgage loans that do not meet GNMA, FNMA or FHLMC guarantee standards. The non-conforming mortgage loans do not meet GNMA, FNMA or FHLMC guarantee standards typically because the mortgage loans exceed agency size limits (e.g., the current FNMA limit is $203,150) or the borrower does not meet other agency credit underwriting criteria. The company generally acquires the class of the non-agency MBS bond which bears the first losses from the related Mortgage Collateral. If a borrower defaults on a non-conforming mortgage loan which is pledged as collateral for a residential mortgage loan securitization and the proceeds of the foreclosure sale of the property are less than the unpaid balance of the mortgage, foreclosure costs and interest advances, the company, as the holder of the unrated, credit support class, would suffer a credit loss up to the then outstanding principal balance of such class. Conversely, the holder of an agency-guaranteed mortgage loan virtually is assured of full payment of principal and interest due to the agency guarantee.

     The company intends to use its available funds and may use a conservative amount of leverage to acquire additional non-agency MBS bonds. While the company's primary emphasis will be on the acquisition of subordinate non-agency MBS bonds, future acquisitions may include, among other things, rated classes of residential mortgage loan securitizations and participations in residential real estate. The company also may acquire or originate agency-guaranteed and non-conforming mortgage loans which, among other things, may be used for future securitizations.

     The schedule below presents certain information with respect to the company's acquisition and disposition of CMO Subsidiaries, CMO Residuals, Acquired CMO Classes and non-agency MBS bonds since inception.

                                                                                    Acquired CMO            Non-agency
                                   CMO Subsidiaries           CMO Residuals           Classes                MBS Bonds
                                ----------------------    -------------------   -------------------    -------------------
Period/Quarter                  Number Initial Cost(1)    Number Initial Cost   Number Initial Cost    Number Initial Cost
--------------                  ------ ---------------    ------ ------------   ------ ------------    ------ ------------
                                                              (Dollar amounts in thousands)
Acquisitions
------------
1986-1991                       42     $ 220,486          47     $113,570        4     $21,305          --    $    --
1992                            --            --          18       41,259       11      42,953          --         --
1993 First                      --            --          --           --        1       4,250          --         --
1994
 Second                         --            --          --           --       --          --          28     13,185
 Third                          --            --          --           --       --          --          15      3,891
 Fourth(2)                      --            --          --           --       --          --          41     16,548
                                --     ---------          --     --------       --     -------          --     ------
Subtotal                        42       220,486          65      154,829       16      68,508          84     33,624
                                --     ---------          --     --------       --     -------          --     ------
Sales/Redemptions
-----------------
1986-1991                       --            --           1        3,459        2      13,889          --         --
1992                             1         4,000          --           --        1       6,425          --         --
1993
 Second                          1         4,649          10       23,196       10      35,586          --         --
 Third                           1         2,700          --           --       --          --          --         --
 Fourth                          4         2,490          --           --       --          --          --         --
1994
 First                           2         2,946           1        7,878        1       7,367          --         --
 Second                          2         3,175          --           --       --          --          --         --
 Third                           1           876          --           --       --          --          --         --
 Fourth                          5        13,315           7        9,665        1       4,250          --         --
                                --       -------          --      -------       --     -------          --    -------
Subtotal                        17        34,151          19       44,198       15      67,517          --         --
                                --       -------          --      -------       --     -------          --    -------
Initial cost of
assets held at
December 31, 1994               25      $186,335          46     $110,631        1    $    991          84    $33,624
                                --      --------          --     --------       --    --------          --    -------
                                --      --------          --     --------       --    --------          --    -------

________________

(1) Does not include the company's minority interest in four series of multi-participant CMO issuances with an aggregate cost of $3,786,000.
(2) The company acquired an additional eight non-agency MBS bonds from January 1, 1995 to February 28, 1995 at an aggregate cost of $1,980,000.


RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

BOOK INCOME

     The company had book income (computed in accordance with GAAP) of $13,358,000 ($0.92 per share) for the year ended December 31, 1994, compared to a book loss for the years ended December 31, 1993 and 1992 of $51,018,000 ($3.64 per share) and $32,122,000 ($2.30 per share), respectively.

     The improvement in 1994 results compared with 1993 primarily was due to:
(i) gains in 1994 on the sale of assets, primarily from the exercise of Call Rights compared with losses on the sale of assets in 1993; and (ii) reductions in the amounts of write-downs and reserves for the carrying value of the company's CMO Ownership Interests (including the cumulative effect of an accounting change recorded on December 31, 1993) from 1993 to 1994.

     Other factors that positively impacted 1994 book income include: (i) revenues from non-agency-MBS bonds which the company acquired in the second, third and fourth quarters of 1994; (ii) earnings generated from the company's shares of common stock in Commercial Assets, which commenced operations in October 1993; (iii) a decrease in prepayments on the mortgage loans collateralizing the company's CMO Ownership Interests which resulted during the third and fourth quarters of 1994 in lower interest expense from the amortization of CMO bond discount compared with 1993; and (iv) lower management fees, general and administrative costs and interest expense.

     The company, during 1993, accumulated substantially all of its cash flow not required to pay its expenses and debt service in short-term, low-yielding cash instruments pending the capitalization of Commercial Assets in October 1993 rather than using such cash flow to acquire new, higher-yielding assets. Furthermore, the balance of the company's cash flow not used to capitalize Commercial Assets and the cash flow received by the company from its assets during the fourth quarter of 1993 continued to be held in short-term, low-yielding cash instruments until the company commenced its program to acquire non-agency MBS bonds during the second quarter of 1994.

     CHANGE IN ACCOUNTING - The book loss in 1993 includes the cumulative effect of an accounting change of $24,399,000 ($1.74 per share). On December 31, 1993, the company adopted FAS 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. In accordance with FAS 115, the non-agency MBS bonds and CMO Ownership Interests that the company has the ability and positive intent to "hold-to-maturity" are reported at their amortized cost. The CMO Ownership Interests that the company does not intend to hold-to-maturity are classified as available-for-sale and are reported at their fair value. If the fair value of a CMO Ownership Interest or non-agency MBS bond declines below its amortized cost basis and the decline is considered to be "other than temporary," the cost basis of the individual asset must be written down to its fair value as a new cost basis. The amount of the write-down is reflected in the company's current book income (i.e., accounted for as a realized loss). The decline in fair value is considered to be other than temporary if the cost basis of the asset exceeds the related projected cash flow from the CMO Ownership Interest and non-agency MBS bond discounted at a risk-free rate of return. Unrealized holding gains and losses, considered to be temporary, on the company's CMO Ownership Interests that are classified as available-for-sale are excluded from current book income, and are reported as a separate component of Stockholders' Equity until realized.

     The change in accounting principle has reduced significantly the amortized cost of many of the company's CMO Ownership Interests at December 31, 1993. As a result, it is anticipated that the earnings from these assets will improve in future periods. Prior years' Consolidated Financial Statements were not required to be restated. However, faster prepayment speeds and lower estimates of cash flow from Call Rights may cause the fair value of CMO Ownership Interests to decline further which may require additional write-downs in the future.

     When the company adopted FAS 115 on December 31, 1993, the company classified all of its CMO Ownership Interests as held-to-maturity because the company had the ability and positive intent to hold these assets to maturity. Certain of the company's CMO Ownership Interests continued to generate Excess Inclusion income in 1994. Excess Inclusion income has an adverse effect of the company's distribution requirements. In order to minimize the adverse effect caused by Excess Inclusion income, the company intends to dispose of assets that generate Excess Inclusion income, eliminating the Excess Inclusion income these assets may generate in the future. Accordingly, the company reclassified those assets which generate Excess Inclusion income as available-for-sale at September 30, 1994. Subsequently, the company sold seven CMO Ownership Interests classified as available-for-sale in December 1994 and in March 1995 agreed to sell on March 30, 1995, 28 CMO Ownership Interests classified as available-for-sale in March 1995. The company continues to have the positive intent and ability to hold to maturity its remaining CMO Ownership Interests and non-agency MBS bonds and, accordingly, they continue to be classified as held-to-maturity.

     NET GAIN (LOSS) ON SALE OF ASSETS - During 1994 and 1993, the company exercised the Call Rights on certain CMO Subsidiaries and CMO Residuals resulting in gains of $12,833,000 ($.88 per share) and $1,062,000 ($.08 per share), respectively. In 1992, the company redeemed the CMO bonds of one CMO Subsidiary and sold a CMO Residual, resulting in a gain of $1,733,000 ($.12 per share).

     During June 1993, the company sold ten CMO Residuals, ten Acquired CMO Classes and one CMO Subsidiary for an aggregate of $29,200,000, resulting in a net loss of $6,225,000 ($.44 per share). These 21 REMIC assets generated book income of $8,387,000 ($.60 per share) during the first six months of 1993. During 1992 and 1991, those assets generated book income of $2,450,000 ($.18 per share) and $334,000 ($.02 per share) for 1992 and 1991, respectively.

     CMO RESIDUALS AND ACQUIRED CMO CLASSES - Book income from the company's CMO Residuals, before write-downs, decreased $5,531,000 ($.38 per share) to $2,799,000 ($.19 per share) in 1994 compared to 1993 and decreased $9,253,000
($.66 per share) to $8,330,000 ($.59 per share) in 1993 compared to 1992. In June 1993, the company sold ten CMO Residuals with a book value of $11,034,000. The sale of CMO Residuals in June 1993 and principal paydowns in 1993 and 1994 caused the decrease in book income from CMO Residuals in 1994. Continued low mortgage interest rates in 1993 resulted in higher actual prepayments during the year as well as higher projected prepayment rates at December 31, 1993 compared to projected prepayment rates at December 31, 1992. Because the higher prepayment rates in 1993 reduced the projected Excess Cash Flow from certain CMO Residuals at December 31, 1993 compared to the Excess Cash Flow which was projected at December 31, 1992: (i) many of the company's CMO Residuals had no book income for 1993; and (ii) the company recognized a noncash write-down with respect to its CMO Residuals of $9,750,000 ($.69 per share) and $11,922,000 ($.85 per share) for 1993 and 1992, respectively.

     The company's book income from Acquired CMO Classes decreased by $9,572,000 ($.66 per share) to $110,000 ($.01 per share) for 1994 compared with 1993 and increased by $4,572,000 ($.33 per share) to $9,682,000 ($.69 per share) for 1993 compared with 1992. Income from Acquired CMO Classes decreased in 1994 because of the sale, in June 1993, of ten Acquired CMO Classes with a book value of $21,240,000 and paydowns of the Acquired CMO Classes during 1993. Income from Acquired CMO Classes during 1993 increased due to the acquisition of $4,250,000 and $42,953,000 of Acquired CMO

Classes during 1993 and 1992, respectively. The increase was offset by the sale of ten Acquired CMO Classes in June 1993.

     CMO SUBSIDIARIES - The company had income from CMO Subsidiaries before the provision for reserve of $3,726,000 ($.26 per share) during 1994 compared with a loss of $13,582,000 ($0.97 per share) and $9,824,000 ($.70 per share) in 1993 and 1992, respectively. Earnings from CMO Subsidiaries improved in 1994 compared with 1993 because of lower prepayments in the second half of 1994 compared with 1993, and the $20,393,000 ($23,180,000 minus minority interest of $2,787,000) reduction in the carrying amount of 24 of the company's CMO Subsidiaries at December 31, 1993, pursuant to a change in accounting principle. As a result, less CMO bond discount was required to be recognized as interest expense during 1994. The losses during 1993 and 1992 primarily were due to a decrease in the coupon interest spread between the Mortgage Collateral and the CMO bonds of $14,260,000 ($1.02 per share) and $10,844,000 ($.78 per share), respectively. However, the adverse effect on book income from the lower coupon interest spread partially was offset by a net decrease in the amortization of CMO bond and Mortgage Collateral discount of $10,502,000 ($.75 per share) in 1993 compared to 1992.

     The projected prepayment rates on a significant portion of the Mortgage Collateral underlying the company's CMO Subsidiaries were lower at December 31, 1994 than at December 31, 1993, but higher at December 31, 1993 than at December 31, 1992 due to changes in mortgage interest rates. This, along with the high actual prepayments in 1993, among other things, resulted in significantly lower projections of Excess Cash Flow from the related CMO Subsidiaries at December 31, 1993 compared to December 31, 1992. As a result, the company recorded a provision for reserve in the amount of $4,272,000 ($5,584,000 minus minority interest of $1,312,000) for eight of its CMO Subsidiaries during 1993.

     Generally, CMO bond discount is amortized as interest expense as the principal on the related CMO Subsidiaries-CMO bonds is repaid. The extremely fast prepayments in 1992 and 1993 caused the company's CMO Subsidiaries-CMO bonds to be repaid much faster than the original estimates made when the related CMO Subsidiaries were acquired between December 1986 to July 1988. The provision for reserve, in effect, allows the company to accelerate the amortization of its CMO bond discount to a level which approximates the remaining Excess Cash Flow from the related CMO Subsidiary based on current estimates of, among other things, LIBOR and projected prepayment rates. The provision for reserve results in a permanent reduction in the carrying amount of a CMO Subsidiary which cannot be reversed in the event prepayment speeds slow down. Faster prepayment rates and lower estimates of cash flow from the exercise of Call Rights may require the company to increase the reserve in the future.

     The average of one-month LIBOR and three-month LIBOR increased to 4.60% at December 31, 1994 from 3.31% at December 31, 1993 and 3.38% at December 31, 1992. The increase in LIBOR increased the company's interest expense from LIBOR Classes related to Variable-Rate CMO Ownership Interests. The aggregate proportionate principal balance of the LIBOR Classes underlying the company's Variable-Rate CMO Ownership Interests and the aggregate proportionate notional principal amount of the Variable-Rate Acquired CMO Classes was $148,474,000 ($26,480,000 after the March 30, 1995 sale of the CMO Ownership Interests that are pledged as collateral on the secured notes payable), $273,331,000 and $836,181,000 at December 31, 1994, 1993 and 1992, respectively.

     COMMERCIAL ASSETS - Commercial Assets commenced operations on October 12, 1993, and had only limited operations in 1993 and the first quarter of 1994. Since its inception, Commercial Assets has acquired 11 CMBS bonds from six securitizations at a cost of $74,433,000. The CMBS bonds of Commercial Assets at December 31, 1994 and 1993, had an outstanding balance of $101,319,000 and $10,000,000, respectively, and a weighted-average coupon of 8.25% and 8.88%, respectively. Income from the company's ownership interest in Commercial Assets (which for book income purposes is determined based on the company's percentage of ownership interest in Commercial Assets and Commercial Assets book income) was $1,354,000 ($.09 per share) for the year ended December 31, 1994.

     NON-AGENCY MBS BONDS - Since April 1994, the company acquired 84 non-agency MBS bonds which generated book income of $1,531,000 ($.11 per share). The company's non-agency MBS bonds had an outstanding principal balance of $88,011,000 and weighted-average coupon of 6.55% at December 31, 1994. The company recorded an allowance for credit losses of $22,269,000 on the non-agency MBS bonds it owns upon their acquisition. The allowance reduces substantially the amount of book income the company records from these assets..

     GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses decreased $2,656,000 ($.18 per share) to $1,925,000 ($.13 per share) in 1994 compared with 1993 and increased $1,718,000 ($.12 per share) to $4,581,000 ($.33 per share) in 1993 compared with 1992. The decrease in 1994 resulted from, among other things, $1,098,000 ($.08 per share) of costs incurred in 1993 in connection with the Distribution of shares of Commercial Assets and a decrease in DERs expense of $1,691,000 ($.12 per share), a significant portion of which was related to the Distribution. The increase in 1993 relative to 1992 resulted from, among other things, the increase in the accrual of DERs of $1,492,000 ($.11 per share) and the costs incurred in connection with the distribution of shares of Commercial Assets, offset by a decrease in excise tax from 1992 to 1993 of $1,374,000 ($.10 per share).

     MANAGEMENT FEES - Incentive Fees paid to the Manager under the Management Agreement for the years ended December 31, 1994, 1993 and 1992 were $137,000, $0 and $166,000, respectively. During the year ended December 31, 1994, the Base Fee decreased $357,000 to $235,000 compared with 1993 and decreased $311,000 to $592,000 in 1993 compared with 1992. The decreases in the Base Fee resulted from the normal amortization of the company's assets due to Mortgage Collateral prepayments in 1994 and 1993 and the sale of CMO Residuals and Acquired CMO Classes in June 1993, offset by the acquisition of non-agency MBS bonds in 1994. In addition, the company pays Administrative Fees primarily to the Manager and, to a much lesser extent, unaffiliated CMO administrators for each of its CMO Ownership Interests and non-agency MBS bonds. During the years ended December 31, 1994, 1993 and 1992, Administrative Fees totaled $1,495,000, $1,665,000 and
$1,690,000, respectively (of which $1,440,000, $1,582,000 and $1,565,000, respectively, were paid to the Manager). Additional Administrative Fees of $44,000, $70,000 and $70,000 in 1994, 1993 and 1992, respectively, were incurred under other administration agreements with the Manager.

     INTEREST EXPENSE - Interest expense on the company's borrowing facilities decreased by $1,981,000 ($.14 per share) to $2,872,000 ($.20 per share) during 1994 compared to 1993 and increased by $1,913,000 ($.14 per share) to $4,853,000 ($.35 per share) during 1993 compared with 1992. The decrease in interest expense in 1994 compared with 1993 was attributable to the repayment of $11,408,000 of the secured notes payable in 1994 and a decrease in the weighted-average balance of the company's short-term borrowings from 1993 to 1994. The weighted-average outstanding balance of the company's short-term borrowing facilities was $2,900,000, $18,751,000 and $58,667,000 during 1994, 1993 and
1992, respectively. The effective interest rate under the company's short-term borrowing facilities during 1994, 1993 and 1992 was 5.02%, 3.93% and 4.97% per annum, respectively.

     The company's ratio of borrowings (excluding CMO Subsidiaries and CMO bonds) to stockholders' equity with and without the effect of the non-recourse secured notes payable (and related equity) at December 31, 1994, was .46 to 1 and .04 to 1, respectively, and at December 31, 1993 was .98 to 1 and .10 to 1, respectively. The debt-to-equity ratio at December 31, 1992 was .55 to 1.

REIT INCOME

     The company incurred a REIT loss estimated to be $21,600,000 ($1.49 per share) for 1994 compared with a REIT loss of $15,800,000 ($1.13 per share) for 1993 and REIT income of $12,699,000 ($.91 per share) for 1992. In 1994, the REIT loss included $5,244,000 ($.36 per share) of net capital gains from the exercise of Call Rights and sales of assets which were reduced to zero by the company's capital loss carryovers from prior years.

     The lower 1994 and 1993 results predominantly were due to three factors. The most significant factor was the continued low mortgage interest rates which resulted in high levels of prepayments of the Mortgage Collateral underlying the company's CMO Ownership Interests through May 1994. The high levels of prepayments resulted in significant amounts of non-cash interest expense from amortization of the discounts on the company's CMO bonds. The lower earnings from CMO Ownership Interests was particularly evident with respect to those assets acquired prior to 1991, which were anticipated at the time of their acquisition to generate losses toward the end of their economic lives. In addition, the company commenced its acquisition of non-agency MBS bonds in April 1994 and acquired only one asset during 1993 because substantially all of the company's cash flow not required for expenditures or debt service was accumulated in low-yielding cash equivalents pending the capitalization of Commercial Assets. Finally, the company sold 21 REMIC assets in June 1993 which generated $14,084,000 ($1.00 per share) of REIT income during the first half of 1993. All of these assets were owned during 1992 and generated REIT income of $9,905,000 ($.71 per share).

     The sale of assets, the capital contribution of $75,000,000 to Commercial Assets and the distribution of shares of Commercial Assets to the company's shareowners significantly reduced the size of the company. Furthermore, many of the company's CMO Ownership Interests are nearing the end of their economic lives and the company does not anticipate these assets will generate substantial cash flow or REIT income in the future.

     The company believes REIT income from continuing operations in 1995 and future years should improve from 1994 and 1993 levels as the company's REIT income from non-agency MBS bonds increase and REIT losses from the company's CMO Ownership Interests decline as a result of sales, exercise of Call Rights and principal paydowns.

EXCESS INCLUSION INCOME

     The company's Excess Inclusion income for the year ended December 31, 1994 was $3,769,000 ($.26 per share) compared with $30,665,000 ($2.19 per share) and $39,183,000 ($2.80 per share) in 1993 and 1992, respectively. Excess Inclusion income of $17,178,000 ($1.22 per share) and $13,581,000 ($.97 per share)
incurred during 1993 and 1992, respectively, was generated from the 21 REMIC assets which were sold in June 1993.

     Excess Inclusion income is attributable to the company's residual interests in REMICs. During 1994, 1993 and 1992, Excess Inclusion income exceeded REIT income. Excess Inclusion income may not be reduced by any expenses or deductions, including normal operating expenses, losses from the company's CMO Ownership Interests and NOLs. Dividends paid to shareowners of the company will be characterized as Excess Inclusion income to the extent that such dividends are attributable to Excess Inclusion income realized by the company.

NOL CARRYOVER

     The company had a NOL carryover of approximately $100,000,000 as of December 31, 1994; the NOL can be used to reduce the company's requirement to distribute at least 95% of its REIT income but not its Excess Inclusion income.

RECONCILIATION OF REIT INCOME, EXCESS INCLUSION INCOME AND BOOK INCOME

     The company computes its income in accordance with the Code (REIT income and Excess Inclusion income) and in accordance with GAAP (book income). As a REIT, the company's REIT income and Excess Inclusion income are extremely important because they are the basis upon which the Code requires the company to make its distributions. However, the Commission requires all public companies to report their income in accordance with GAAP. The differences between REIT income, Excess Inclusion income and book income are discussed below.

     The difference between Excess Inclusion income and REIT income was $25,369,000 ($1.75 per share) in 1994, $46,465,000 ($3.32 per share) in 1993 and
$26,484,000 ($1.89 per share) in 1992. These differences result from expenses and deductions, including normal operating expenses, losses from the company's CMO Ownership Interests and NOLs, which reduce REIT income but cannot reduce Excess Inclusion income.

     During 1994, book income exceeded REIT income by $34,958,000 ($2.41 per share) and during 1993 and 1992, REIT income exceeded book income by $35,218,000 ($2.51 per share) and by $44,821,000 ($3.20 per share), respectively. Substantially all of the difference between REIT income and book income is due to: (i) charges to book income for the provision for reserve related to CMO Subsidiaries and the write-down of CMO Residuals ($38,421,000 and $35,922,000 in 1993 and 1992, respectively) which do not affect the determination of REIT income or Excess Inclusion income; (ii) gains on the sales of assets recorded for GAAP purposes that are reduced to zero for REIT income purposes due to the company's capital loss carryover; and (iii) other differences in the calculation of REIT income compared to book income of non-agency MBS bonds and CMO Ownership Interests.

DIVIDEND DISTRIBUTIONS

     During 1994, the company declared regular dividends of $3,809,000 ($.27 per share) and special dividends of $1,150,000 ($.06 per share). Since its inception, the company has distributed dividends to its shareowners totaling $220,984,000 ($16.95 per share). The distributions included cash dividends of $168,386,000 ($13.21 per share) and 7,040,043 shares of common stock of Commercial Assets (one-half share of common stock of Commercial Assets for every share of Common Stock owned). During 1993, the company paid $.25 per share in cash dividends and distributed to its shareowners approximately 70% of the outstanding shares of common stock of Commercial Assets. The value of the Commercial Assets Distribution on a fully-distributed basis was estimated to be $52,598,000 ($3.74 per share). During 1992, the company paid cash dividends of $1.18 per share. The amount of previously distributed dividends is not necessarily indicative of the amount of future dividends which may be declared by the company, if any.

LIQUIDITY AND CAPITAL RESOURCES

     The company uses its cash flow from operating activities and other capital resources to provide working capital to support its operations, for the payment of dividends to its shareowners, for the acquisition of assets and for the repayment of borrowings. During the past year, the company has restructured and diversified its operations through its ownership of shares of Commercial Assets and by acquiring non-agency MBS bonds. For the years ended December 31, 1994, 1993 and 1992, cash flow provided by operating activities was $6,479,000, $28,108,000, and $60,132,000, respectively.

     During 1994, the company generated cash flow of $26,416,000 (including $17,125,000 from the sale of assets and the exercise of Call Rights), $911,000 and $2,225,000 from its CMO Ownership Interests, shares of Commercial Assets and non-agency MBS bonds, respectively. During 1993 and 1992, the company generated cash flow of $82,454,000 and $20,706,000, respectively, from its CMO Ownership Interests. Cash flow from the company's non-agency MBS bonds is anticipated to increase in 1995 because of the company's $88,942,000 aggregate principal amount of non-agency MBS bonds acquired during the second, third and fourth quarters of 1994 will be outstanding for a full year, and due to the acquisition of an additional $7,186,000 aggregate principal amount of eight non-agency MBS bonds from January 1, 1995 to February 28, 1995.

     During 1994, the company used its cash flow not required for expenses and principal payments on CMO Subsidiaries-CMO bonds to make $12,890,000 in principal payments on its borrowing facilities, to acquire 84 non-agency MBS bonds for $33,624,000 and to make dividend payments of $4,232,000. The company acquired an additional eight non-agency MBS bonds from January 1, 1995 to February 28, 1995 at an aggregate cost of $1,980,000. At February 28, 1995, the company had $14,993,000 in cash and cash equivalents which are available for, among other things, future acquisitions.

     In 1993, the company contributed $75,000,000 ($74,800,000 pursuant to the Contribution Agreement plus $200,000 cash ) to the capital of Commercial Assets and paid $791,000 in interest expense to Commercial Assets. In addition to enabling the company to diversify its operations by participating in the growing market for commercial securitizations, the formation of Commercial Assets and the distribution of approximately 70% of the common stock of Commercial Assets to the company's shareowners allowed the company to satisfy a significant portion of its REIT distribution requirements through December 31, 1993 with respect to Excess Inclusion income. The company believes that its future distribution requirements with respect to Excess Inclusion income should decline substantially as a result of, among other things, the sale of CMO Ownership Interests that generate Excess Inclusion income in June 1993 and December 1994, and the agreement to sell on March 30, 1995, 28 CMO Ownership Interests that collateralize the secured notes payable.

     In June 1993, the company sold a total of 21 REMIC assets for $29,200,000. These assets generated $25,009,000 of cash flow during 1993. Those assets which were owned during 1992 generated cash flow of $11,993,000. The sale of these assets, among other things, allowed the company to restructure its business and focus on other permissible REIT activities which do not generate Excess Inclusion income.

     During 1993, the company used its cash flow not required for expenses and principal payments on CMO Subsidiaries-CMO bonds primarily to: (i) contribute $75,000,000 to the capital of Commercial Assets; (ii) reduce its short-term borrowings and secured notes payable by $38,172,000; (iii) acquire one Acquired CMO Class for $4,250,000; and (iv) pay $3,509,000 in dividends.

     During 1992, the company used substantially all of its cash flow not required for expenses and principal payments on CMO bonds to acquire 18 CMO Residuals and 11 Acquired CMO Classes with an aggregate acquisition cost of $41,259,000 and $42,953,000, respectively, and pay $16,503,000 in dividends.

     From time to time, the company uses its available cash flow for short periods of time to exercise "class calls" on CMO bonds nearing maturity.
Because the company is able to use low-cost funds to redeem higher-cost CMO bonds, the company earns the interest rate spread during the period in which the CMO bonds otherwise would have been outstanding. At December 31, 1992, the company advanced $17,199,000 with respect to two class calls. The advances were repaid to the company in 1993. No class call advances were outstanding at December 31, 1994 or 1993.

     With the consent of the lender, the company terminated its $5,000,000 bank line of credit in February 1994. All of the collateral pledged to the facility has been returned to the company.

     As of December 31, 1994, $658,000 was borrowed under month-to-month Repurchase Agreements with original maturity terms of 30 days and a weighted-average effective interest rate of 7.38% per annum. During 1994, 1993 and 1992, the weighted-average outstanding principal balance of all Repurchase Agreements was $1,858,000, $18,751,000 and $58,667,000, respectively, and the related weighted-average effective interest rate was 4.32%, 3.93% and 4.97%, respectively.

     On June 30, 1994, the company entered into a $10,000,000 six-month credit facility. On September 8, 1994, the company entered into an additional $10,000,000 one-year credit facility with another lender. Both credit facilities are secured by certain non-agency MBS bonds. At December 31, 1994, the company was able to borrow $3,089,000 under these credit facilities, based on the value of the pledged collateral. The credit facilities are also subject to certain financial covenants, which the company is in compliance, and bear interest, payable monthly, based on one-month LIBOR. The collateral value and interest rate are subject to periodic adjustment. At December 31, 1994, $2,100,000 was borrowed under the credit facilities at an effective interest rate of 7.49%. During 1994, the weighted-average outstanding principal balance of the credit facilities was $1,042,000 and the related weighted-average effective interest rate was 6.27%.

     The company intends in 1995 to retire its $30,592,000 of secured notes payable outstanding at December 31, 1994, using the proceeds to be received from the sale of the CMO Ownership Interests that are pledged as collateral for the company's secured notes payable, which is scheduled to close on March 30, 1995, plus restricted cash for the secured notes payable. Because substantially all of the cash flow from the pledged collateral is required to make payments of principal and interest on the notes, the company did not anticipate that it would receive any cash flow from these assets for at least five years (see Note C to the Consolidated Financial Statements).

     At December 31, 1994, the company's undistributed Excess Inclusion income, after considering the dividend declared on December 19, 1994 and paid on January 6, 1995, was estimated to be $222,000 ($.02 per share).

     The dividend of shares of common stock of Commercial Assets to the company's shareowners in 1993, and sales of assets in 1994 and arranged in 1995, have substantially reduced the size of the company and will reduce its future income and ability to raise funds for the acquisition of additional assets. The company's ability to acquire additional assets also may depend on, among other things: (i) the amount of cash flow required for dividend distributions with respect to the company's REIT income and Excess Inclusion income; and (ii) the ability to borrow additional funds, to the extent permitted by its operating policies and By-laws, through additional borrowings including, without limitation, intermediate and long-term borrowings, commercial paper borrowings and Repurchase Agreements with selected banks and securities dealers. The company's ability to obtain funds from such sources will be affected adversely by high interest rates. In addition, depending on conditions in the equity market for REIT stocks and other factors over which the company has no control, the company may increase the amount available for asset acquisitions through the issuance of additional equity securities.

     The amount of defaults and resulting credit losses on the company's non-agency MBS bonds may be adversely impacted by the occurrence of natural disasters not generally insured against by a standard home owners insurance policy (e.g., floods, earthquakes, etc.) in geographic areas in which residential properties that collateralize the company's non-agency MBS bonds are located. The company is unable to predict with any certainty the impact natural disasters may have on the company's income. The company has provided for $22,075,000 of allowances for credit losses at December 31, 1994 to absorb the impact of possible future credit losses.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimates of fair value of the company's financial instruments have been determined by the company using available market information and valuation methodologies. The fair values of the company's short-term financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, management fees payable and short-term borrowings are estimated to equal their carrying amounts or cost basis because of the short maturity of these instruments. The estimate of fair value of the company's investment in Commercial Assets is based upon the per share trading price of the common stock of Commercial Assets.

     Due to the complex nature of mortgage securitization structures, every non-agency MBS bond, CMO Subsidiary, CMO Residual and Acquired CMO Class structure varies significantly from issuance to issuance. The Collateral for each issuance is separate and distinct from that underlying the Collateral of another issuance. As a result, there is no exchange or other active market from which to obtain a quoted market price for these financial instruments. Accordingly, the estimates of fair value have been determined by the company using available market information and valuation methodologies. Considerable judgment was required to interpret the market information and develop the estimates of fair value. THE ESTIMATES OF FAIR VALUE PRESENTED HEREIN ARE NOT NECESSARILY INDICATIVE OF THE AMOUNTS THE COMPANY COULD REALIZE IN A CURRENT MARKET EXCHANGE. THE USE OF DIFFERENT MARKET ASSUMPTIONS, VALUATION METHODOLOGIES OR BOTH MAY HAVE A MATERIAL EFFECT ON THE ESTIMATES OF FAIR VALUE. THE FAIR VALUE ESTIMATES PRESENTED HEREIN ARE BASED ON PERTINENT INFORMATION AVAILABLE TO MANAGEMENT AS OF DECEMBER 31, 1994. FUTURE ESTIMATES OF FAIR VALUE MAY DIFFER SIGNIFICANTLY FROM THE AMOUNTS PRESENTED HEREIN. The estimated fair value of the company's assets of non-agency MBS bonds, ownership interests in Commercial Assets, CMO Subsidiaries, CMO Residuals and Acquired CMO Classes will fluctuate over time due to, among other things, changes in prevailing long-term interest rates, changes in collateral prepayments and performance, liquidity in the mortgage-backed securities market and changes in the values of the related real estate.

     At December 31, 1994, the estimated fair value of the company's ownership interest in Commercial Assets was $15,876,000, compared to $17,257,000 at December 31, 1993. The decrease in fair value was due to the decrease in the trading price per share from $6.25 per share at December 31, 1993, to $5.75 per share at the end of 1994. At March 16, 1995, the closing price of Commercial Assets was $6.38 per share.

     The December 31, 1994 estimated fair value of the company's non-agency MBS bonds approximated their carrying value of $32,544,000. There has been no significant change in the estimated fair value of the non-agency MBS bonds since their acquisition.

     The net estimated fair value of the company's CMO Subsidiaries classified as held-to-maturity was $7,000,000 ($7,600,000 minus minority interest of $600,000) at December 31, 1994 as compared with an estimated fair value of $23,000,000 ($28,000,000 minus minority interest of $5,000,000) at the end of
1993. The decrease is due to: (i) the exercise of Call Rights on ten CMO Subsidiaries during 1994 for net proceeds of $10,149,000; (ii) the reclassification of 14 CMO Subsidiaries with a fair value of $7,951,000 at December 31, 1994, to available-for-sale; (iii) the receipt of $9,198,000 of cash flows from CMO Subsidiaries during 1994; and (iv) the increase in interest rates offset by the decrease in projected prepayment speeds during the year.

     The net estimated fair value of the company's CMO Residuals and Acquired CMO Classes classified held-to-maturity at December 31, 1994, was $2,000,000 compared with an estimated fair value of $26,400,000 at December 31, 1993. The decrease in estimated fair value during 1994 of $24,400,000 is due to: (i) the exercise of Call Rights on one CMO Residual during 1994 for net proceeds of $6,072,000; (ii) the sale of seven CMO Residuals and two Acquired CMO Classes for net proceeds of $904,000; (iii) the reclassification of 14 CMO Residuals with a fair value of $7,368,000 at December 31, 1994 to available-for-sale; (iv) the receipt of $10,242,000 of cash flows from CMO Residuals and Acquired CMO Classes during 1994; and (v) the increase in interest rates offset by the decrease in projected prepayment speeds during the year.

INVESTMENT COMPANY ACT OF 1940

     The company intends to conduct its business operations so as not to become regulated as an investment company under the 1940 Act. The 1940 Act exempts entities that, directly or indirectly through majority-owned subsidiaries, are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretations by the staff of the Commission, in order to qualify for this exemption, the company, among other things, must maintain at least 55% of its assets in Qualifying Interests and may also be required to maintain an additional 25% in Qualifying Interests or other real estate-related securities. The assets which the company may acquire, therefore, may be limited by the provisions of the 1940 Act. In connection with its acquisition of non-agency MBS bonds, the company has adopted a policy of obtaining substantial foreclosure rights with respect to the underlying mortgage loans. As a result of obtaining such rights, the company believes that such MBS bonds constitute Qualifying Interests for the purpose of the 1940 Act and that the company should not be required to register as an investment company. If the Commission or its staff were to take a different position with respect to whether such MBS bonds constitute Qualifying Interests, the company could be required either: (i) to change the manner in which it conducts its operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on the company and the market prices for the shares of Common Stock.

INTEREST RATES AND MORTGAGE PREPAYMENTS

     Inflation primarily affects the company because of the impact inflation may have on interest rates, which in turn affects the rate of principal payments on the mortgage loans underlying or comprising the Mortgage Collateral. Principal payments on mortgage loans are influenced by a variety of economic, geographic, social and other factors. In general, if prevailing mortgage loan interest rates fall significantly below the interest rates on the mortgage loans underlying or comprising the Mortgage Collateral, such Mortgage Collateral is likely to be subject to higher prepayments. A high level of prepayments would have an adverse effect on the company's income from CMO Ownership Interests because they reduce the weighted-average life of the CMO Issuance.

     Conversely, high mortgage loan interest rates generally will result in decreased prepayments which would be expected to have a positive effect on the company's income. In the case of Variable-Rate CMO Ownership Interests, a higher prevailing LIBOR will increase interest payments on the related LIBOR Class and, thus, decrease the company's income from such CMO issuances, while a lower prevailing LIBOR will decrease interest payments on the related LIBOR Class and, thus, increase the company's income from such CMO issuances. Generally, an increasing LIBOR environment would be expected to be accompanied by higher mortgage loan interest rates, and a decreasing LIBOR environment would be expected to be accompanied by lower mortgage loan interest rates. In such case, the effect that increasing LIBOR would have on the company's income from its CMO Ownership Interests may be offset, to a certain extent, by a decrease in prepayments on the related Mortgage Collateral and vice versa; however, extreme increases or decreases in LIBOR generally will affect adversely the company's income.

     The subordinate non-agency MBS bonds owned by the company and the subordinate CMBS bonds owned by Commercial Assets are generally "locked-out" of mortgage prepayments in their early years. Also, because these instruments are purchased at a discount, greater than expected prepayments on the Mortgage Collateral that are passed on to the company and Commercial Assets (i.e., prepayments in the later years of the bond) would generally improve the expected yields from the non-agency MBS bonds and CMBS bonds.

     In addition to the effects interest rates have on the Mortgage Collateral and LIBOR Classes, large increases in short-term interest rates will result in higher interest expense on amounts borrowed under the company's bank line of credit and Repurchase Agreements. Moreover, as LIBOR increases, the value of the CMO Ownership Interests pledged by the company as collateral for its credit facilities decreases. Extreme increases in LIBOR can result in "margin calls." The company may satisfy any such margin call by repaying part or all of the advances under the bank line of credit and Repurchase Agreements with cash, if available, or by pledging additional collateral if permitted by the respective Repurchase Agreement. Alternatively, the company could sell certain of its assets and use the cash receipts from such sales to satisfy the margin call.

     Current interest rates affect the fair value of Mortgage Collateral securing the company's CMO Ownership Interests, and the potential value of the Call Rights the company has with certain of its CMO Ownership Interests. When long-term interest rates are low, the value of the Mortgage Collateral securing the company's CMO Ownership Interests on which Call Rights are available is enhanced and the company may have a larger gain from the exercise of the call. When long-term interest rates are high, the value of the Mortgage Collateral securing the company's CMO Ownership Interests may decrease to a point that exercising a Call Right would not be economically feasible.

Item 8.   CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE

Consolidated Financial Statements

     Independent Auditors' Report-----------------------------------------  F-2

     Consolidated Balance Sheets as of December 31, 1994 and 1993---------  F-3

     Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992------------------------------------------------ F-4

     Consolidated Statements of Cash Flows for the years ended December 31,
       1994, 1993 and 1992------------------------------------------------  F-5

     Consolidated Statements of Stockholders' Equity for the years ended
       December 31, 1994, 1993 and 1992-----------------------------------  F-7

     Notes to Consolidated Financial Statements---------------------------  F-8

                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareowners
Asset Investors Corporation
Denver, Colorado


     We have audited the accompanying consolidated balance sheets of Asset Investors Corporation and subsidiaries as of December 31, 1994 and 1993, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asset Investors Corporation and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

     As discussed in Note B to the consolidated financial statements, the company changed its method of accounting for CMO Ownership Interests effective as of December 31, 1993.






                                                     KENNETH LEVENTHAL & COMPANY

Phoenix, Arizona
March 17, 1995

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                                DECEMBER 31
                                                                        --------------------------
                                                                           1994             1993
                                                                        ----------      ----------
ASSETS
  Cash and cash equivalents                                             $   14,961      $    7,540
  Restricted cash for secured notes payable                                 15,862          17,062
  Non-agency MBS Bonds                                                      32,544              --
  Investment in Commercial Assets                                           21,068          20,625
  CMO Residuals and Acquired CMO Classes                                     9,834          24,660
  Other assets, net                                                          2,614           2,121
  CMO Subsidiaries
    Restricted cash                                                        109,830         135,309
    Accrued interest receivable                                             11,250          18,620
    CMO issuance costs, net                                                    586           1,059
    Mortgage Collateral, net                                               932,962       1,676,841
                                                                        ----------      ----------

      Total Assets                                                      $1,151,511      $1,903,837
                                                                        ----------      ----------
                                                                        ----------      ----------

LIABILITIES
  Accounts payable and accrued liabilities                              $    2,698       $     680
  Management fees payable                                                      526             143
  Short-term borrowings                                                      2,758           4,240
  Secured notes payable, recourse to related subsidiary assets only         30,592          42,000
  CMO Subsidiaries
    Accrued interest payable                                                17,781          30,575
    CMO bonds, net                                                       1,021,188       1,772,890
                                                                        ----------      ----------

      Total Liabilities                                                  1,075,543       1,850,528
                                                                        ----------      ----------

CMO Subsidiaries-minority interest                                           3,003           6,122
                                                                        ----------      ----------

STOCKHOLDERS' EQUITY
  Common Stock, par value $.01 per share, 50,000,000 shares
    authorized 24,212,002 and 14,080,087 shares issued and
    outstanding                                                                242             141
  Additional paid-in capital                                               227,182         209,904

  Cumulative dividends                                                   (220,984)       (216,025)
  Cumulative net income                                                     66,525          53,167
                                                                        ----------      ----------
    Dividends in excess of net income                                    (154,459)       (162,858)
                                                                        ----------      ----------

      Total Stockholders' Equity                                            72,965          47,187
                                                                        ----------      ----------

      Total Liabilities and Stockholders' Equity                        $1,151,511      $1,903,837
                                                                        ----------      ----------
                                                                        ----------      ----------


                 See Notes to Consolidated Financial Statements

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  YEARS ENDED DECEMBER 31,
                                                            ------------------------------------
                                                              1994          1993          1992
                                                            --------      --------      --------
REVENUES
  Interest
    CMO Subsidiaries-Mortgage Collateral, net               $119,699      $227,751      $383,719
    Acquired CMO Classes, net                                    110         9,682         5,110
    Non-agency MBS bonds                                       1,531            --            --
  CMO Residuals
    Income                                                     2,799         8,330        17,583
    Write-down                                                (1,510)       (9,750)      (11,922)
  Equity in earnings of Commercial Assets                      1,354            --            --
  Net gain (loss) on sale of assets                           12,646        (5,150)        1,733
  Realized holding loss on assets available-for-sale          (1,205)           --            --
  Other income                                                 1,291         1,730           182
                                                            --------      --------      --------
    Total Revenues                                           136,715       232,593       396,405
                                                            --------      --------      --------

EXPENSES
  CMO Subsidiaries
    Interest                                                 115,466       244,539       396,745
    Provision for reserve                                         --         5,584        29,464
    Administrative Fees                                        1,429         1,665         1,690
    Other                                                        720         1,917         2,427
                                                            --------      --------      --------
                                                             117,615       253,705       430,326

  Management fees                                                438           592         1,069
  General and administrative                                   1,925         4,581         2,863
  Interest                                                     2,872         4,853         2,940
                                                            --------      --------      --------
    Total Expenses                                           122,850       263,731       437,198
                                                            --------      --------      --------

Income (loss) before minority interest                        13,865       (31,138)      (40,793)
Minority interest                                               (507)        4,519         8,671
                                                            --------      --------      --------
Net income (loss) before cumulative effect of
  accounting change                                           13,358       (26,619)      (32,122)
Cumulative effect of accounting change                            --       (24,399)           --
                                                            --------      --------      --------
NET  INCOME (LOSS)                                          $ 13,358      $(51,018)     $(32,122)
                                                            --------      --------      --------
                                                            --------      --------      --------

Net income (loss) before cumulative effect of
  accounting change per share                                  $0.92        $(1.90)       $(2.30)
Cumulative effect of accounting change per share                  --         (1.74)           --
                                                            --------      --------      --------
NET INCOME (LOSS) PER SHARE                                    $0.92        $(3.64)       $(2.30)
                                                            --------      --------      --------
                                                            --------      --------      --------

Weighted-average shares outstanding                           14,548        14,024        13,986
Cash dividends per share                                    $   0.33      $   0.25      $   1.18
Commercial Assets stock dividend per share                  $     --      $   3.74      $     --


                 See Notes to Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                  1994            1993            1992
                                                              -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $    13,358     $   (51,018)    $   (32,122)
  Cumulative effect of accounting change                               --          24,399              --
                                                              -----------     -----------     -----------
  Net income (loss) before cumulative effect of accounting
    change                                                         13,358         (26,619)        (32,122)
  Adjustments to reconcile net income (loss) to net cash
    flows from operating activities
    Amortization of (discount) premium                                247            (522)           (308)
    Write-down of CMO Residuals                                     1,510           9,750          11,922
    Net (gain) loss on sale of assets                              (4,477)          6,212            (298)
    Realized holding loss on assets available-for-sale              1,205              --              --
    Equity in earnings of Commercial Assets                        (1,354)           (187)             --
    Increase (decrease) in accounts payable and accrued
      liabilities                                                   1,845             206            (730)
    CMO Subsidiaries
      Amortization of discount, net of premium, on
        Mortgage Collateral, discount on CMO bonds and
        CMO issuance costs                                          7,738          42,393          58,631
      Provision for reserve                                            --           5,584          29,464
      Gain on sale of CMO Subsidiaries                             (8,169)         (1,062)         (1,435)
      Decrease in accrued interest receivable                       7,370          14,639          21,559
      Decrease in accrued interest payable                        (12,794)        (22,286)        (26,551)
                                                              -----------     -----------     -----------
    Net Cash Provided By Operating Activities                       6,479          28,108          60,132
                                                              -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of non-agency MBS bonds, CMO Residuals,
    Acquired CMO Classes and investment in
    Commercial Assets                                             (33,624)         (4,450)        (84,212)
  Principal collections on CMO Residuals, Acquired
    CMO Classes, non-agency MBS bonds and
    other assets                                                    9,843          49,546          39,848
  Proceeds from the sale of assets                                  7,045          24,100           6,023
  Decrease (increase) in restricted cash for secured notes
    payable and other                                               1,917          (8,507)         (8,362)
  CMO Subsidiaries
    Principal collections on Mortgage Collateral and
      Funding Notes                                               741,898       1,337,410       1,814,219
    Proceeds from sale of Mortgage Collateral                      10,149           6,293          52,165
    Net decrease (increase) in restricted cash                     25,479          98,680         (85,796)
    Decrease in minority interest                                  (3,119)        (12,764)        (23,743)
                                                              -----------     -----------     -----------
  Net Cash Provided By Investing Activities                       759,588       1,490,308       1,710,142
                                                              -----------     -----------     -----------



                 See Notes to Consolidated Financial Statements

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)



                                                                        YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                  1994            1993            1992
                                                              -----------     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on CMO Subsidiaries-CMO bonds            $  (758,738)    $(1,397,597)    $(1,773,178)
  Decrease in short-term borrowings, net                           (1,482)        (32,172)        (24,390)
  (Decrease) increase in secured notes payable                    (11,408)         (6,000)         48,000
  Payments on the Contribution Agreement                               --         (74,800)             --
  Dividends paid                                                   (4,232)         (3,509)        (16,503)
  Issuance of Common Stock                                         17,208              --              --
  Decrease (increase) in other assets                                   6            (251)         (1,833)
                                                              -----------     -----------     -----------

  Net Cash Used By Financing Activities                          (758,646)     (1,514,329)     (1,767,904)
                                                              -----------     -----------     -----------

CASH AND CASH EQUIVALENTS
  Increase                                                          7,421           4,087           2,370
  Beginning of year                                                 7,540           3,453           1,083
                                                              -----------     -----------     -----------

  End of year                                                 $    14,961     $     7,540     $     3,453
                                                              -----------     -----------     -----------
                                                              -----------     -----------     -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest expense                              $    97,857     $   183,747     $   312,975
                                                              -----------     -----------     -----------
                                                              -----------     -----------     -----------



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES

  Capital contribution to Commercial Assets                   $        --     $    74,800     $        --
                                                              -----------     -----------     -----------
                                                              -----------     -----------     -----------

  Distribution of Commercial Assets common
    stock                                                     $        --     $    52,598     $        --
                                                              -----------     -----------     -----------
                                                              -----------     -----------     -----------

  Increase in CMO bond principal on Compound
    Interest Classes                                          $    25,429     $    46,944     $    56,913
                                                              -----------     -----------     -----------
                                                              -----------     -----------     -----------

  Distribution of Commercial Assets common stock
    as DERs                                                   $        --     $     1,771     $        --
                                                              -----------     -----------     -----------
                                                              -----------     -----------     -----------

  Issuance of Common Stock                                    $        --     $       996     $        --
                                                              -----------     -----------     -----------
                                                              -----------     -----------     -----------



                 See Notes to Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                 (IN THOUSANDS)







                                                                Dividends
                                   Common Stock    Additional   In Excess     Total
                                  ---------------    Paid-In      of Net   Stockholders'
                                  Shares   Amount    Capital      Income      Equity
                                  ------   ------   ---------   ---------  -----------
BALANCES - DECEMBER 31, 1991      13,986    $140     $208,909    $(7,108)    $201,941

  Net (loss)                          --      --           --    (32,122)     (32,122)
  Dividends                           --      --           --    (16,503)     (16,503)
                                  ------   -----    ---------   ---------  ----------
BALANCES - DECEMBER 31, 1992      13,986     140      208,909    (55,733)     153,316

  Issuance of Common Stock            94       1          995         --          996
  Net (loss)                          --      --           --    (51,018)     (51,018)
  Dividends                           --      --           --    (56,107)     (56,107)
                                  ------   -----    ---------   ---------  ----------
BALANCES - DECEMBER 31, 1993      14,080     141      209,904   (162,858)      47,187

  Issuance of Common Stock        10,132     101       17,278         --       17,379
  Net income                          --      --           --     13,358       13,358
  Dividends                           --      --           --     (4,959)      (4,959)
                                  ------   -----    ---------   ---------  ----------
BALANCES - DECEMBER 31, 1994      24,212    $242     $227,182  $(154,459)     $72,965
                                  ------   -----    ---------   ---------  ----------
                                  ------   -----    ---------   ---------  ----------





                 See Notes to Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          CAPITALIZED TERMS NOT OTHERWISE DEFINED IN THE NARRATIVE BELOW SHALL HAVE THE MEANING INDICATED IN THE "SUMMARY OF DEFINITIONS" WHICH MAY BE FOUND AT THE END OF THIS REPORT.

A.   THE COMPANY

     Asset Investors Corporation was incorporated under Maryland law on October 14, 1986 by MDC. The company completed its initial public offering of Common Stock and commenced operations on December 31, 1986. Subsequently, the company completed its second and third public offerings of Common Stock and the acquisition of Guild. Asset Investors Corporation Common Stock is listed on the NYSE under the symbol "AIC."

     In the second quarter of 1994, the company began acquiring non-agency MBS bonds. The company's assets also include shares of common stock of Commercial Assets, CMO Ownership Interests and, to a lesser extent, other mortgage-related assets.

     Non-agency MBS bonds are issued in residential mortgage loan securitizations which are collateralized by a specific group of non-conforming mortgage loans on single-family (one to four-unit) properties from which bond payments are funded. A non-conforming mortgage loan does not meet agency guarantee standards. The non-agency MBS bonds acquired by the company to date generally have been the first loss credit support classes of non-agency, non-conforming residential mortgage loan securitizations which provide credit enhancement to the more senior bond classes by incurring all credit losses from loan defaults resulting in foreclosure sales to the extent of the outstanding balance of the class. Prepayments of principal on the underlying mortgage loans generally are allocated to the more senior non-agency MBS bond classes during the first five years, and sometimes a longer period of time, of a residential mortgage loan securitization.

     The company bears the economic risk of default and foreclosure of the non-conforming mortgage loans that are the collateral for a non-agency MBS bond, unlike the pools of agency-guaranteed mortgage loans which are pledged to secure the CMO bonds related to the company's CMO Ownership Interests. If a borrower defaults on a non-conforming mortgage loan which is pledged as collateral for a residential mortgage loan securitization and the proceeds of the foreclosure sale of the property are less than the unpaid balance of the mortgage and foreclosure costs, the company, as the holder of the unrated, credit support class will suffer a loss up to the then outstanding principal balance of such class. Losses are allocated to, and reduce the principal amount of, the company's credit support non-agency MBS bonds.

     Commercial Assets is a REIT which acquires and manages debt instruments in commercial real estate securitizations. Commercial securitizations generally are multi-class issuances of debt which are secured and funded as to the payment of principal and interest by a specific group of commercial mortgage loans on multi-family, or other commercial real estate, accounts and other collateral.

     CMOs are multi-class issuances of bonds which are secured and funded as to the payment of interest and repayment of principal by a specific group of mortgage loans or mortgage-backed certificates and other collateral. The company's CMO Ownership Interests consist of CMO Subsidiaries and CMO Residuals, each of which entitles the company to receive its proportionate share of the difference between: (i) the cash flow from the Collateral pledged to secure the related CMO bonds together with reinvestment income thereon, if any; and (ii) the amount required for debt service payments on such CMO bonds together with administrative expenses (such difference is referred to as "Excess Cash Flow," residual cash flow or the residual).

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NON-AGENCY MBS BONDS - The company's non-agency MBS bonds are acquired at a significant discount to par value and recorded at cost (outstanding principal amount, net of unamortized discount and allowance for credit losses). Earnings from non-agency MBS bonds are recognized based upon estimates of future cash flows from the bonds which are adjusted periodically for actual payments received and credit losses allocated and changes of future estimates of prepayment speeds and credit losses. The company records an allowance for credit losses when it acquires a non-agency MBS bond using a methodology which assumes defaults on mortgage loans reach their highest levels during years three through five. The allowance for credit losses is adjusted for realized credit losses and changes in estimates of future credit losses.

     PRINCIPLES OF CONSOLIDATION - The Consolidated Financial Statements include the accounts of the company and its wholly-owned corporate subsidiaries, Asset Mortgage Funding, Asset Funding, Asset Acceptance, Asset Southwest, Asset Acquisition, Asset Finance, Asset Securitization and each of the company's CMO Subsidiaries. The portion of the ownership interest of each such CMO Subsidiary not owned by the company is accounted for as minority interest. The company owns approximately 27% of the shares of Commercial Assets which is recorded under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

     CMO RESIDUALS AND ACQUIRED CMO CLASSES - CMO Residuals refer to non-equity CMO Ownership Interests and are recorded at cost, which is amortized over the expected life of the related CMO issuance using an effective yield as prescribed under the Prospective Method. Acquired CMO Classes are non-equity CMO bonds that are accounted for under the Level-Yield Method. Acquired CMO Classes are recorded at cost (outstanding principal amount, net of unamortized premium or discount). Effective December 31, 1993, the company adopted FAS 115 (see Accounting Change below) to evaluate the carrying amount of its CMO Residuals and Acquired CMO Classes. Previously, the carrying amount of each CMO Residual was evaluated based on undiscounted projected Excess Cash Flow.

     CMO SUBSIDIARIES - CMO Subsidiaries refer to equity CMO Ownership Interests and are accounted for under the Consolidation Method, which records the gross amount of the Mortgage Collateral and related assets, CMO bonds and related liabilities, interest income and interest expense in the Consolidated Financial Statements. Since July 1988, all of the CMO Ownership Interests acquired by the company were classified as CMO Residuals and not as CMO Subsidiaries based on the criteria established by GAAP. Accordingly, the assets, liabilities, revenues and expenses from CMO Subsidiaries have declined during each subsequent period. The decline results from mortgage loan repayments during these periods which decreased the principal balance of the related Mortgage Collateral and CMO bonds and, as a result, reduced interest income and interest expense. Because the company does not intend to acquire additional CMO Subsidiaries in the future, its revenues and expenses from CMO Subsidiaries will continue to decline.

     CMO Subsidiaries-Mortgage Collateral and CMO bonds are carried at cost (outstanding principal amount, net of unamortized premium or discount). Premiums and discounts on CMO Subsidiaries-Mortgage Collateral and CMO bonds, and CMO issuance costs are amortized over the estimated life of the related Mortgage Collateral, CMO bonds and CMO issuances, respectively, based upon a method which provides a constant effective yield and assumes an estimated principal prepayment rate which is adjusted for actual experience.

     Effective December 31, 1993, the company adopted FAS 115 (see Accounting Change below) to evaluate the carrying amount of its CMO Subsidiaries. For this purpose, the fair value of each CMO Subsidiary will be based on the discounted present value of the sum of the related projected: (i) Excess Cash Flow; and
(ii) net cash proceeds, if any, resulting from the company's Call Rights. Previously, the carrying amount of each CMO Subsidiary was evaluated based on undiscounted projected cash flows.

     INCOME TAXES - The company intends to operate in a manner that will permit it to qualify for the income tax treatment accorded to a REIT. If it so qualifies, the company's REIT income, with certain limited exceptions, will not be subject to federal income tax at the corporate level. Accordingly, no provision for taxes has been made in the Consolidated Financial Statements.

     In order to maintain its status as a REIT, the company is required, among other things, to distribute annually to its shareowners at least 95% of the greater of its REIT income or Excess Inclusion income and meet certain asset, income and stock ownership tests. The company currently intends to distribute 100% of the greater of its REIT income or Excess Inclusion income to its shareowners within the time limits prescribed by the Code.

     NET INCOME (LOSS) PER SHARE - Net income (loss) per share for the years ended December 31, 1994, 1993 and 1992 was based upon the weighted-average number of shares of Common Stock outstanding during each such year. The effect of unexercised stock options was not material with respect to net income per share in 1994 and was antidilutive with respect to the net loss per share in 1993 and 1992.

     STATEMENTS OF CASH FLOWS - For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and overnight cash investments are considered to be cash and cash equivalents.

     RECLASSIFICATIONS - Certain reclassifications have been made in the 1993 and 1992 Consolidated Financial Statements to conform to the classifications used in the current year.

     ACCOUNTING CHANGE - On December 31, 1993, the company adopted FAS 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. In accordance with FAS 115, the non-agency MBS bonds and CMO Ownership Interests that the company has the ability and positive intent to "hold-to-maturity" are reported at their amortized cost. The CMO Ownership Interests that the company does not have a positive intent to hold to maturity are classified as available-for-sale and are reported at their fair value. If the fair value of a CMO Ownership Interest or non-agency MBS bond which is classified as held-to-maturity or available-for-sale declined below its amortized cost basis and the decline is considered to be "other than temporary," the cost basis of the individual asset must be written down to its fair value as a new cost basis. The amount of the write-down is reflected in the company's current income (i.e., accounted for as a realized loss). The decline in fair value is considered to be other than temporary if the cost basis of the asset exceeds the related projected cash flow from the CMO Ownership Interest and non-agency MBS bonds discounted at a risk-free rate of return. Unrealized holding gains and losses, considered to be temporary, on the company's CMO Ownership Interests that are classified as available-for-sale are excluded from current income, and are reported as a separate component of stockholders' equity until realized.

     When the company adopted FAS 115 on December 31, 1993, the company classified all of its CMO Ownership Interests as held-to-maturity because the company had the ability and positive intent to hold these assets to maturity. Certain of the company's CMO Ownership Interests continued to generate Excess Inclusion income during 1994. Excess Inclusion income has an adverse effect on the company's distribution requirements. In order to minimize the adverse effect caused by Excess Inclusion income, the company intends to dispose of its assets that generate Excess Inclusion income, thereby, eliminating the Excess Inclusion income they would generate in the future. Accordingly, the company reclassified certain assets which generate Excess Inclusion income as available-for-sale at September 30, 1994. The company reclassified 14 CMO Subsidiaries and 19 CMO Residuals from held-to-maturity to available-for-sale. The net carrying value and fair value of the CMO Subsidiaries and CMO Residuals reclassified to available-for-sale at September 30, 1994, was $22,539,000 and $21,097,000, respectively, resulting in a $1,442,000 unrealized holding loss included in stockholders' equity. Subsequently, the company sold in December 1994, five CMO Ownership Interests classified as available-for-sale and has arranged to sell on March 30, 1995, 28 CMO Ownership Interests classified as available-for-sale (See Note C). The company continues to have the positive intent and ability to hold to maturity its remaining CMO Ownership Interests and non-agency MBS bonds and, accordingly, they continue to be classified as held-to-maturity.

     The write-downs recorded in accordance with FAS 115 significantly reduced the amortized cost of many of the company's CMO Ownership Interests at December 31, 1993. Faster prepayment speeds and lower estimates of cash flow from Call Rights may cause the fair value of CMO Ownership Interests to decline further and may require additional write-downs in the future.

     The company recognized a $24,399,000 ($27,186,000 minus minority interest of $2,787,000) charge to income in 1993 from the cumulative effect on December 31, 1993 of adopting the new standard. Twenty-four of the company's CMO Subsidiaries were written down $20,393,000 ($23,180,000 minus minority interest of $2,787,000) and 17 of the company's CMO Residuals were written down $4,006,000. Prior years' Consolidated Financial Statements were not required to be restated (see "CMO Residuals and Acquired CMO Classes" and "CMO Subsidiaries" below).


C.   RESTRUCTURING OF ASSETS

     During 1994 and 1993, the company restructured its business to focus on permissible REIT activities in the residential mortgage loan business that do not generate Excess Inclusion income and that will allow the company to replace its assets that are extremely sensitive to changes in mortgage interest rates and prepayments with credit-sensitive assets that should benefit from an improving economy.

     On June 30, 1993, the company sold ten CMO Residuals and ten Acquired CMO Classes (with a book value of $11,034,000 and $21,240,000, respectively) for a total of $24,100,000, resulting in a book loss of $8,174,000. These assets were expected, in the future, to generate Excess Inclusion income in excess of cash flow and REIT income. The company also sold Oxford Acceptance Corporation III, Series E ("Oxford") on June 24, 1993 for $5,100,000, resulting in a book gain of $1,949,000.

     In December 1994, Asset Investors completed a Rights Offering of its Common Stock. Subscriptions for 10,053,794 shares of its Common Stock were received in the Rights Offering, at a price of $1.90 per share resulting in net proceeds to the company of $17,208,000. Proceeds from the Rights Offering, along with cash flow from operations during the year, were used to acquire unrated non-agency MBS bonds (see Note D).

     On September 30, 1994, certain CMO Ownership Interests were reclassified from held-to-maturity to available-for-sale (see Note B - Accounting Change).
At that time, the carrying value of the CMO Ownership Interests was adjusted to fair value and the net write-down of $1,442,000 was recorded in stockholders' equity as an unrealized holding loss. In December 1994, the company sold five CMO Residuals and one Acquired CMO Class classified as available-for-sale, realizing a $472,000 loss. In March 1995, the company agreed to sell its remaining CMO Ownership Interests classified as available-for-sale. The sale is scheduled to close on March 30, 1995. The proceeds from the sale and the restricted cash for secured notes payable will be used to retire the outstanding principal balance of the secured notes payable ($30,592,000 at December 31, 1994). Consequently, the company recognized, as of December 31, 1994, $1,205,000 of net holding losses related to the assets to be sold. Because substantially all of the cash flow from the pledged collateral is required to make payments of principal and interest on the notes, the company did not anticipate that it would receive any cash flow from these assets for at least five years. The following table presents the unaudited summary consolidated financial position of the company at December 31, 1994, as if the March 30, 1995 sale of the pledged collateral and retirement of the secured notes payable had occurred at that date (in thousands):


                                                      December 31, 1994
                                                  --------------------------
                                                  As Reported      Pro Forma
                                                  -----------     ----------
                                                                  (Unaudited)
Restricted cash for secured notes payable         $   15,862      $      --
Non-agency MBS bonds                                  32,544         32,544
Investment in Commercial Assets                       21,068         21,068
CMO Residuals and Acquired CMO Classes                 9,834          2,466
CMO Subsidiaries-assets                            1,054,628        463,801
Other assets                                          17,575         17,775
                                                  -----------     ---------
  Total Assets                                    $1,151,511      $ 537,654
                                                  -----------     ---------
                                                  -----------     ---------

Secured notes payable                             $   30,592        $    --
CMO Subsidiaries - liabilities                     1,038,969        458,724
Other liabilities                                      5,982          5,593
                                                  -----------     ---------
  Total Liabilities                                1,075,543        464,317

CMO Subsidiaries - minority interest                   3,003            372
Stockholders' equity                                  72,965         72,965
                                                  -----------     ---------
  Total Liabilities and Stockholders' Equity      $1,151,511      $ 537,654
                                                  -----------     ---------
                                                  -----------     ---------


    The following table presents the unaudited summary consolidated results of operations of the company for the years ended December 31, 1994, 1993 and 1992, as if the March 30, 1995, sale of the pledged collateral and retirement of the secured notes payable had occurred at the beginning of these periods (in thousands, except per share data):



                                                               Years Ended December 31,
                                                           ---------------------------------
                                                             1994        1993         1992
                                                           --------    --------     --------
                                                                      (Unaudited)

Revenues                                                   $ 65,853    $105,745     $180,192
Net income (loss) before cumulative effect of
  accounting change                                        $ 10,176     (17,031)    $(20,039)
Cumulative effect of accounting change                           --     (14,105)          --
                                                           --------    --------     --------
Net income (loss)                                          $ 10,176    $(31,136)    $(20,039)
                                                           --------    --------     --------
                                                           --------    --------     --------

Net income (loss) per share before cumulative effect of
  accounting change                                        $   0.70     $ (1.21)     $ (1.43)
Cumulative effect of accounting change per share                 --       (1.01)          --
                                                           --------    --------     --------
Net income (loss) per share                                $   0.70     $ (2.22)     $ (1.43)
                                                           --------    --------     --------
                                                           --------    --------     --------


D.   NON-AGENCY MBS BONDS

     During 1994, the company acquired 84 non-agency MBS bonds, with an aggregate outstanding principal balance on the date of acquisition of $88,942,000 at an aggregate total cost of $33,624,000. The net carrying value of the company's non-agency MBS bonds was as follows (in thousands):


                                                                               Outstanding
                                                                                Balance at
                                            Price(1)   Coupon(2)   Yield(3)  December 31, 1994
                                            -------    --------    -------   -----------------
Non-agency MBS bonds collateralized by:
  30-year fixed-rate mortgages                38.1%       6.8%       15.5%     $  56,955
  15-year fixed-rate mortgages                39.4        6.4        15.0         12,364
  Adjustable-rate mortgages                   27.2        5.9        21.8          4,219
  Second tier mortgages(4)                    49.3        6.1         8.0         14,473
                                              ----        ---        ----      ---------
                                              40.3%       6.6%       15.0%        88,011
                                              ----        ---        ----
                                              ----        ---        ----
Less:
  Allowance for credit losses                                                    (22,075)
  Unamortized discount                                                           (33,392)
                                                                               ---------
                                                                               $  32,544
                                                                               ---------
                                                                               ---------

_________________________
(1) Weighted-average price as a percentage of the principal balance of the non-agency MBS bonds acquired.

(2)  Weighted-average coupon of non-agency MBS bonds at December 31, 1994.

(3) Weighted-average projected yield-to-maturity of non-agency MBS bonds at December 31, 1994, based on the timing and amount of estimated future credit losses.

(4)  The second tier mortgages are all adjustable-rate mortgages.


     The yield on the non-agency MBS bonds acquired by the company will be extremely sensitive to losses on the mortgage loans that are collateral for the non-agency MBS bonds. Additionally, the full extent of losses may not be apparent until later in the life of the non-agency MBS bonds. The company's subordinate non-agency MBS bonds provide credit support to the more senior bond classes of the related securitization and are collateralized by mortgage loans on single-family homes located throughout the country. The mortgage loans that collateralize the company's non-agency MBS bonds are residential mortgage loans that for different reasons fail to qualify for or conform to agency mortgage guarantee or purchase programs. Typically, the mortgage loans exceed agency size limits (e.g., the current FNMA limit is $203,150) or the borrower does not meet agency credit underwriting criteria.

     Generally, any loss on an individual mortgage loan, which comprises a portion of the Collateral for all bond classes in a non-agency MBS issuance, is allocated first to the company up to the amount of outstanding principal balance of the company's class. The dollar amount of the company's exposure to losses from any of its non-agency MBS bonds is limited to their carrying amount.

     The outstanding principal balance of the mortgage loans that are the collateral for the company's non-agency MBS bonds and the outstanding principal balance of the non-agency MBS bonds senior to the company's subordinate non-agency MBS bonds was $16,709,275,000 and $16,621,264,000, respectively, at December 31, 1994. During 1994, the company: (i) provided an allowance for credit losses of $22,269,000 at the acquisition of the non-agency MBS bonds;
(ii) recorded no credit losses; and (iii) charged $194,000 of foreclosure losses against the allowance for credit losses, resulting in a $22,075,000 allowance for credit losses at December 31, 1994. As of December 31, 1994, there were 29 mortgage loans that collateralize the company's non-agency MBS bonds with an outstanding principal balance of $9,518,000 that were considered seriously delinquent (three or more payments late plus loans in foreclosure).

     Each non-agency MBS bond issuance is generally secured by 800 to 1,000 mortgage loans on homes located throughout the country. Generally, the mortgage loan collateral of the company's non-agency MBS bonds is concentrated in areas of the country with more expensive homes (e.g., California and New York). At December 31, 1994, approximately 40% of the mortgage loan collateral of the company's non-agency MBS bonds were located in California. No more than 10% of the remaining mortgage loan collateral was located in any other individual state.

     The credit support non-agency MBS bonds acquired by the company represent a small percentage of the total non-agency MBS bonds issued to securitize a pool of residential mortgage loans. At December 31, 1994, the weighted-average percentage of credit support non-agency MBS bonds owned by the company to the total non-agency MBS bonds in the related securitization was 0.59%.

E.   CMO SUBSIDIARIES

     CMO SUBSIDIARIES-MORTGAGE COLLATERAL AND OTHER ASSETS - The weighted-average coupon and the effective yield (including amortization of discount, net of premium) on the CMO Subsidiaries-Mortgage Collateral was approximately 9.83% and 9.87% per annum, respectively, for the year ended December 31, 1994 as compared to 9.77% and 9.83% per annum, respectively, for the year ended December 31, 1993. Presented below is a schedule of CMO Subsidiaries-Mortgage Collateral and other assets which secure CMO Subsidiaries-CMO bonds at December 31, 1994 and 1993 (dollar amounts in thousands):



                                            Range of Pass-             December 31,
                                           Through Rates (%)     -------------------------
                                         at December 31, 1994       1994           1993
                                         --------------------    ----------     ----------
Mortgage Certificates
  GNMA Certificates                            9.0-10.5          $  340,021     $  671,986
  FNMA Certificates                            7.8-10.3             180,685        343,337
  FHLMC Certificates                           8.0-10.3             401,860        639,266
  Private Certificates                         7.8-10.3               7,287         12,856
Mortgage Loans                                 8.1-10.5               5,122         10,383
                                                                 ----------     ----------
                                                                    934,975      1,677,828
  Unamortized discount, net of premium                               (2,013)          (987)
                                                                 ----------     ----------

CMO Subsidiaries-Mortgage Collateral, net                           932,962      1,676,841

CMO Subsidiaries-Other Assets
  Restricted cash                                                   109,830        135,309
  Accrued interest receivable                                        11,250         18,620
  CMO issuance costs, net                                               586          1,059
                                                                 ----------     ----------
                                                                $ 1,054,628    $ 1,831,829
                                                                 ----------     ----------
                                                                 ----------     ----------


     During 1994, 1993 and 1992, the company exercised the Call Rights with respect to certain CMO Subsidiaries recognizing a net gain of $8,169,000, $1,062,000 and $1,435,000, respectively. The exercise of Call Rights resulted in the sale of $184,491,000, $22,320,000 and $48,716,000 principal amount of
Mortgage Collateral during 1994, 1993 and 1992, respectively, and the early redemption of the related CMO Bonds.

     Included in restricted cash of December 31, 1994, is $79,658,000 of cash held by a trustee representing proceeds from the sale of Mortgage Collateral related to the exercise of Call Rights that have not yet been disbursed to redeem the related CMO bonds. The CMO bonds with an outstanding principal balance of $76,019,000 at December 31, 1994, were redeemed at par on January 1 and February 1, 1995.

     CMO SUBSIDIARIES-CMO BONDS - The weighted-average coupon and the effective yield (including amortization of net discount) on the CMO Subsidiaries-CMO bonds was approximately 8.51% and 9.50% per annum, respectively, for the year ended December 31, 1994, as compared to 8.33% and 10.72% per annum, respectively, for the year ended December 31, 1993. Presented below is a schedule of outstanding:
(i) CMO bonds issued by Asset Mortgage Funding and Asset Funding; (ii) CMO bonds relating to other CMO Subsidiaries; and (iii) multi-participant CMO issuances in which Asset Acceptance and Asset Southwest participated (to the extent of such participation) and the related accrued interest payable at December 31, 1994 and 1993, and other information regarding the related CMO issuance.



                                       Mortgage Collateral                           CMO Bonds Principal Balance
             Approximate         ---------------------------------    CMO Bond   -----------------------------------
             Percentage                     Pass-       Remaining     Interest                     December 31,
              (%) of     Issue             Through       Term to      Rates (%)               ----------------------
Issue        Ownership    Date      Type   Rate(%)(1)   Maturity(2)  at 12/31/94   Original     1994         1993
-----------  ---------  -------  --------- ---------    ----------   ----------- ----------   --------    ----------
                                                                                           (In thousands)

Asset Mortgage
  Funding
  1985-A(7).   100.0    1/23/86    FNMA                                          $ 124,583    $     --     $  12,610
  B(7) . . .   100.0    2/26/86    GNMA                                            100,107          --        16,015
  C(7) . . .   100.0    3/31/86    FNMA                                            150,064          --        19,073
  D(7) . . .   100.0    4/30/86    GNMA                                            125,000          --        36,413
  F. . . . .   100.0    6/27/86    FNMA     9.00        16.3 yrs     9.10-9.35     200,000      27,271        45,670
  G(7) . . .   100.0    6/30/86    FNMA                              9.10          100,000      11,480        20,096
  H(9) . . .   100.0    7/30/86    GNMA     9.25        17.8         9.05-9.20     199,067      48,063        73,099
  I(7) . . .   100.0    7/29/86    GNMA                              9.05-9.50     200,388      44,915        68,422
  J(7) . . .   100.0    7/30/86    GNMA                              9.35-9.50     100,000      19,623        29,333
  K(7) . . .   100.0    8/29/86    GNMA                                            100,000          --        31,267
  L(7) . . .   100.0    9/29/86    FNMA                                            150,000          --        26,543
  M. . . . .   100.0    9/29/86    FNMA     9.50        19.3         8.05-9.50     200,066      20,958        38,178
  N. . . . .   100.0    9/29/86    FNMA     9.00        20.5         9.00          200,000      24,695        41,981
  O. . . . .   100.0   10/30/86   FHLMC     9.00        19.6         8.45-9.00     200,000      21,238        36,679
  P. . . . .   100.0   10/30/86   FHLMC     9.50        16.7         8.20-9.50     200,104      26,988        42,230
  Q. . . . .   100.0   11/26/86   FHLMC     9.00        19.4         8.85-9.00     250,130      30,259        48,247
                                                                                ----------   ---------     ---------
                                                                                 2,599,509     275,490       585,856
                                                                                ----------   ---------     ---------
  Asset Funding
  MIR-6(8)     100.0    7/29/88    FNMA    10.01        21.5         6.39-9.25(3)  275,186      43,840        65,801
  MIR-7(7)     100.0    7/28/88    GNMA                                             21,720          --         6,969
                                                                                ----------   ---------     ---------
                                                                                   296,906      43,840        72,770
                                                                                ----------   ---------     ---------
(Continued on the next page)








                                         Mortgage Collateral                                  CMO Bonds Principal Balance
            Approximate          ------------------------------------     CMO Bond        -----------------------------------
             Percentage                          Pass-     Remaining      Interest                          December 31,
              (%) of     Issue                  Through     Term to       Rates (%)                   -----------------------
Issue        Ownership    Date       Type      Rate(%)(1)  Maturity(2)   at 12/31/94      Original       1994          1993
-----------  ---------  -------  -----------   ----------  ----------    -----------      --------    ---------     ---------
     (continued from previous page)                                                                 (In thousands)


Asset Investors
  Trust
  I(8) . . .   100.0    4/29/87   FHLMC/FNMA    8.82-8.51    19.6 yrs.     8.00-8.60     $ 300,001    $  55,232     $  92,614
  II . . . .   100.0    4/30/87      FNMA          7.80      20.8             7.75         300,000       33,365        50,737
  IV(8). . .   100.0    6/29/87      GNMA          9.72      20.8          9.80-9.90       294,843       65,177       104,685
  V(8) . . .   100.0    7/29/87      GNMA         10.00      20.7          9.33-9.83       250,000       50,278        76,235
  VII(8) . .    50.0    8/28/87      FHLMC         9.49      20.5          7.01-9.00(3)    345,678       40,861        68,142
  VIII(8). .    50.0    9/29/87      GNMA         10.00      20.1          6.90-7.75(3)    299,999       56,605        87,662
  IX(8). . .    50.0    9/29/87      FHLMC         9.50      19.5          6.75-9.25       275,000       33,727        56,377
  X(8) . . .    50.0    9/29/87      FHLMC         9.50      19.6          6.26-9.45(3)    300,150       41,350        68,003
  XI(8). . .   100.0   10/30/87      FHLMC        10.01      20.3          6.84-7.00(3)    275,137       37,541        58,946
  XII. . . .   100.0    2/29/88      GNMA          9.00      21.3          8.47-8.94       200,000       64,015        92,307
  XIV. . . .    51.0    4/28/88      FHLMC        10.01      20.2          6.26-9.45(3)    299,999       42,918        66,312
  XV . . . .   100.0    4/27/88      FHLMC        10.00      21.0          7.50-8.75       220,000       29,503        46,970
                                                                                         ---------    ---------     ---------
                                                                                         3,360,807      550,572       868,990
                                                                                         ---------    ---------     ---------

(continued on the next page)







                Approximate                  Mortgage Collateral           CMO Bond
                                     ----------------------------------
                 Percentage                        Pass-     Remaining     Interest            CMO Bonds Principal Balance
                                                                                           -----------------------------------
                  (%) of    Issue                 Through     Term to      Rates (%)                         December 31,
                                                                                                       -----------------------
Issue            Ownership   Date       Type     Rate(%)(1)  Maturity(2)  at 12/31/94      Original       1994          1993
-----------      ---------  -------  ----------  ----------  ----------   -----------      --------    ---------     ---------
(continued from previous page)                                                                       (In thousands)

Sears Mortgage
Funding Trust
1987-1(8). . . .   100.0    7/15/87      (4)        8.86        18.3            9.00      $  84,498    $   7,810     $  14,929

Bear Stearns
Secured Investors
Trust 1987-2(8).    50.0    9/24/87     FHLMC      10.00        19.3       6.93-9.95(3)     200,000       26,200        41,774

Mortgage Capital
Trust III, Series
A(8) . . . . . .    50.0    9/29/87     FHLMC      10.00        18.6       6.83-9.50(3)     150,050       19,492        32,663

Morgan Stanley
Mortgage Trust
Series P(8). . .    50.0   10/30/87     FHLMC      10.00        20.5       6.74-9.80(3)     300,137       36,936        61,060

Thrift Financing
Corporation
Series D(8). . .   100.0   10/30/87     GNMA        9.99        20.6       5.78-9.75(3)     300,500       62,211        97,485
                                                                                         ----------    ---------    ----------
                                                                                          1,035,185      152,649       247,911
                                                                                         ----------    ---------    ----------
  Subtotal CMO Subsidiaries                                                               7,292,407    1,022,551     1,775,527
                                                                                         ----------    ---------    ----------



(continued on the next page)






                Approximate                  Mortgage Collateral           CMO Bond
                                     ----------------------------------
                 Percentage                        Pass-     Remaining     Interest            CMO Bonds Principal Balance
                                                                                           -----------------------------------
                  (%) of    Issue                 Through     Term to      Rates (%)                         December 31,
                                                                                                       -----------------------
Issue            Ownership   Date       Type     Rate(%)(1)  Maturity(2)  at 12/31/94      Original       1994          1993
-----------      ---------  -------  ----------  ----------  ----------   -----------      --------    ---------     ---------
(continued from previous page)                                                                       (In thousands)

MULTI-PARTICIPANT CMOS
Asset Acceptance
  Ryland 34. . .    17.0    2/26/87      (5)        (6)         (6)        8.63-8.85     $   22,145   $    2,273    $    4,549
  Ryland 54. . .    18.0   10/29/87      (5)        (6)         (6)            10.00         12,192        1,269         2,866
  Ryland 56. . .    13.0   12/22/87      (5)        (6)         (6)             9.50          6,768          569         1,020


Asset Southwest
  ASFC-44. . . .    12.0    3/26/87      (5)        (6)         (6)             8.90         10,748          979         2,418
                                                                                         ----------    ---------     ---------
    Subtotal Multi-Participant CMOs                                                          51,853        5,090        10,853
                                                                                         ----------    ---------     ---------

    Total CMO Subsidiaries                                                                7,344,260    1,027,641     1,786,380
    Unamortized discount                                                                   (210,091)     (60,390)      (71,499)
    Reserve                                                                                      --       53,937        58,009
                                                                                         ----------    ---------     ---------
CMO Subsidiaries-CMO bonds, net                                                                        1,021,188     1,772,890
Accrued interest payable                                                                                  17,781        30,575
                                                                                         ----------    ---------     ---------

                                                                                         $7,134,169   $1,038,969    $1,803,465
                                                                                         ----------    ---------     ---------
                                                                                         ----------    ---------     ---------

________________________
(1) Weighted-average collateral pass-through rate at December 31, 1994.
(2) Weighted-average years at December 31, 1994.
(3) Includes one or more LIBOR Classes.
(4) Private Certificates.
(5) Mortgage Loans.
(6) Not readily ascertainable.
(7) This CMO bond was called and redeemed in 1994.
(8) This CMO bond was arranged to be sold on March 30, 1995 (see Note C).
(9) This CMO bond was called and redeemed in 1995.


     The CMO bonds included in each CMO issuance in which the company has a CMO Ownership Interest were rated, both at the time of their issuance and as of December 31, 1994, "AAA" except for CMO bonds issued by FNMA and FHLMC which are not required to be rated. The CMO bonds included in the CMOs issued by FNMA and FHLMC are guaranteed by FNMA and FHLMC, respectively, and, accordingly, are considered to have the same level of safety as those CMO bonds which are rated "AAA." Each of the CMO issuances in which the company has a CMO Ownership Interest consists of one or more CMO Classes and was issued pursuant to an Indenture between the CMO issuer and a specified trustee. Substantially all of the company's CMO Ownership Interests which generate reinvestment income have guaranteed investment contracts pursuant to which cash flows from the Collateral are reinvested at a specified fixed rate or variable rate until the next payment date of such CMO issuance.

     Each such CMO issuance is structured so that the cash flow from the CMO Subsidiaries-Mortgage Collateral together with reinvestment income thereon, if any, will be sufficient, irrespective of the rate of prepayments on the related CMO Subsidiaries-Mortgage Collateral and, for CMO issuances that include LIBOR Classes, irrespective of changes in LIBOR, to make timely payments of interest on the related CMO Subsidiaries-CMO bonds, to begin the payment of principal on each CMO Class not later than its "first mandatory principal payment date" and to retire each CMO Class not later than its "stated maturity." The cash flow from the CMO Subsidiaries-Mortgage Collateral relating to each CMO issuance and the reinvestment income thereon are held by a trustee prior to making the distributions required by the related Indenture and are recorded in the Consolidated Balance Sheets as restricted cash. The portion of restricted cash remaining after making such distributions is remitted to the company as Excess Cash Flow.

     Interest on the CMO Subsidiaries-CMO bonds is payable on specified payment dates (quarterly or monthly), except with respect to Compound Interest Classes on which interest accrues and is added to the principal amount thereof on each payment date until the conditions set forth in the related Indenture have been satisfied, and with respect to PO Classes which do not bear interest. Each other CMO Class provides for payment of interest at a fixed or variable rate for the life of such CMO Class. The interest rate on LIBOR Classes is adjusted quarterly or monthly based on specified margins in relation to LIBOR.

     Principal payments on the CMO Subsidiaries-CMO bonds are made on specified payment dates (quarterly or monthly), in each case, in accordance with the terms of the related Indenture. Generally, payments of principal are allocated to the earlier maturing CMO Classes until such CMO Classes are paid in full. However, payments of principal on certain CMO Classes are made pursuant to a specified repayment schedule or formula (to the extent funds are available therefore), regardless of which other CMO Classes are outstanding. Each CMO issuance is, and certain CMO Classes are, subject to redemption prior to stated maturity at the option of the issuer thereof.

     The company evaluates the carrying amount of its CMO Subsidiaries quarterly and records a provision for reserve related to its CMO Subsidiaries in accordance with its accounting policies. No provision for reserves was required during 1994. However, due to the significant adverse effect on the projected Excess Cash Flow from the Company's CMO Subsidiaries, caused primarily by high levels of prepayments during 1993 and 1992, the company recorded a provision for reserve for eight of its CMO Subsidiaries in the amount of $4,272,000 ($5,584,000 minus minority interest of $1,312,000) in 1993 and for 17 of its CMO Subsidiaries in the amount of $23,994,000 ($29,464,000 minus minority interest of $5,470,000) in 1992. During 1994, the company reclassified a substantial portion of its CMO Subsidiaries from held-to-maturity to available-for-sale (see Note C).

     In connection with the adoption of FAS 115 on December 31, 1993, the company recorded an additional provision for reserve of $20,393,000 ($23,180,000 minus minority interest of $2,787,000) to the carrying amount of its CMO Subsidiaries. The provision for reserve results in a permanent reduction in the carrying amount of a CMO Subsidiary which cannot be reversed in the event prepayment speeds slow down. However, faster prepayment speeds and lower estimates of cash flow from Call Rights would cause the fair value of CMO Subsidiaries to decrease further and may require the company to increase the provision for reserve in the future.

     The provision for reserve has no effect on: (i) the calculation of the company's REIT income, Excess Inclusion income and distributions requirements;
(ii) the principal and interest the company receives on its CMO Subsidiaries-Mortgage Collateral, substantially all of which is guaranteed by the GNMA, FNMA or FHLMC; and (iii) the company's ability to make all interest and principal payments on its CMO Subsidiaries-CMO bonds. The provision for reserve primarily results from the unamortized discount related to the company's CMO Subsidiaries-CMO bonds.

     Since July 1988, all of the CMO Ownership Interests acquired by the company were classified either as CMO Residuals of Acquired CMO Classes and not as CMO Subsidiaries based on the criteria established by GAAP. Accordingly, the outstanding principal balance of CMO Subsidiaries-Mortgage Collateral and CMO Subsidiaries-CMO bonds has decreased during the past five years (and will continue to decrease in the future because the company does not anticipate acquiring additional CMO Subsidiaries) as the mortgage loans underlying the CMO Subsidiaries-Mortgage Collateral are paid off.

F.   CMO RESIDUALS AND ACQUIRED CMO CLASSES

     The company's CMO Residuals had an unamortized cost of $9,561,000 and $23,233,000 and its Acquired CMO Classes had an unamortized cost of $273,000 and $1,427,000 at December 31, 1994 and 1993, respectively. Many of these CMO Residuals and Acquired CMO Classes are at, or are nearing, the end of their economic lives. Accordingly, the company does not anticipate that these assets will generate significant amounts of income in the future.

     During 1994, actual mortgage loan prepayments on the Mortgage Collateral underlying certain of the company's CMO Residuals were higher than the dealer-estimated prepayment rates at December 31, 1993. Accordingly, the projected future Excess Cash Flow from the company's CMO Residuals decreased. This required the company to record write-downs totaling $1,510,000 on eight of its CMO Residuals during the year ended December 31, 1994. The write-downs and realized holding losses, which are required under GAAP, do not affect the company's REIT income and Excess Inclusion income. During 1994, the company reclassified a substantial portion of its CMO Residuals from held-to-maturity to available-for-sale (see Note C).

     The Mortgage Collateral underlying the company's CMO Residuals experienced extremely high levels of prepayments during 1993. This resulted in, among other things, significantly lower projections of Excess Cash Flow from the related CMO Residuals. As a result, under the Prospective Method, the company recorded write-downs on 28 CMO Residuals totaling $9,750,000 in 1993 as compared to write-downs on 30 CMO Residuals totaling $11,922,000 in 1992.

     In connection with the adoption of FAS 115 on December 31, 1993, the company recognized an additional $4,006,000 write-down to the carrying amount of its CMO Residuals.

G.   INVESTMENT IN COMMERCIAL ASSETS

     In August 1993, the company formed a new publicly held REIT, Commercial Assets, which acquires and manages debt instruments in subordinate credit support classes of commercial real estate securitizations. Commercial securitizations generally are multi-class issuances of securities which are secured and funded as to the payment of principal and interest by a specific group of commercial mortgage loans on multi-family or other commercial real estate, accounts and other collateral. The company contributed approximately $200,000 to the capital of the new company for 100% of the shares of Commercial Assets. Subsequently, the company entered into a Contribution Agreement with Commercial Assets, pursuant to which the company, among other things: (i) distributed on October 12, 1993, 7,040,043 shares of the Commercial Assets common stock to the Asset Investors shareowners, the balance of the Commercial Assets shares were retained by the company; and (ii) contributed $74,800,000 to the capital of Commercial Assets by December 31, 1993. The company paid $791,000 in interest to Commercial Assets related to the Contribution Agreement.

     The Commercial Assets shares were distributed to Asset Investors' shareowners of record on October 1, 1993 as a taxable dividend. The distribution, among other things, satisfied substantially all of the company's REIT distribution requirements and had a value of $52,598,000, on a fully-distributed basis, as of the Distribution Date. The company incurred $1,098,000 of costs in connection with the distribution which is included in general and administrative expenses in 1993.

     On October 29, 1993, the company distributed to the holders of its stock options 237,393 shares of Commercial Assets common stock pursuant to previously accrued DERs. On December 31, 1994, the company owned 2,761,126 shares (approximately 27%) of the common stock of Commercial Assets.

     Presented below is the summarized financial information of Commercial Assets (in thousands):


                                       December 31,
                               ------------------------------
                                  1994                1993
                               ---------           ----------
BALANCE SHEET

CMBS bonds                     $  74,046           $   8,723
Cash and cash equivalents         12,367              66,302
Other assets                       1,191                 191
                               ---------           ---------
  Total assets                    87,604              75,216
                               ---------           ---------

Short-term borrowings             10,295                  --
Other liabilities                  2,637                 240
                               ---------           ---------
  Total liabilities               12,932                 240
                               ---------           ---------
Stockholders' equity           $  74,672           $  74,976
                               ---------           ---------
                               ---------           ---------



                                                         Period From
                                    Year Ended      October 12, 1993(1) to
                                 December 31, 1994     December 31, 1993
                                 -----------------     -----------------
STATEMENTS OF INCOME

CMBS bonds                             $5,938               $ 125
Other revenues                          1,126                 869
                                       ------               -----
  Total revenues                        7,064                 994
                                       ------               -----

Management fees                           598                   6
General and administrative expenses     1,220                 309
Interest on borrowings                    319                  --
                                       ------               -----
  Total expenses                        2,137                 315
                                       ------               -----
Net income                             $4,927               $ 679
                                       ------               -----
                                       ------               -----

__________________
(1)  Date operations commenced.


     Both the company and Commercial Assets have, under the terms of the Contribution Agreement, among other things, agreed that: (i) neither shall assume any liability or obligation of the other; (ii) each party shall indemnify the other against any such liability or obligation; and (iii) Commercial Assets will not acquire interests in single-family (one- to four-unit) securitizations and that the company will not acquire interests in commercial securitizations, including commercial securitizations secured by multi-family residential properties.

     In connection with the Distribution, the company and Commercial Assets entered into a Registration Rights Agreement which, among other things, provides that upon the request of the company, Commercial Assets will use its best efforts to register under the Securities Act of 1933 any of the shares of Commercial Assets common stock currently held or hereafter acquired by the company for sale in accordance with Commercial Assets intended method of disposition thereof, and will take such other actions necessary to permit the sale thereof in other jurisdictions. The company has the right to request three such registrations. Each of Commercial Assets and the company has agreed to pay one-half of all costs and the right, which it may exercise at any time and from time to time in the future, to include the shares of Commercial Assets common stock held by it in certain other registrations or securities initiated by Commercial Assets on its own behalf or on behalf of its shareowners. The rights of the company under the Registration Rights Agreement are, under certain circumstances, transferable by the company.

H.   SHORT-TERM BORROWINGS

     The company borrows funds through Repurchase Agreements collateralized by certain non-agency MBS bonds. The collateral value and interest rate related to each Repurchase Agreement are subject to periodic adjustment. As of December 31, 1994, borrowings under the Repurchase Agreement had an original maturity of 30 days, an aggregate outstanding principal balance of $658,000 and an effective interest rate of 7.38% per annum.

     On June 30, 1994, the company entered into a $10,000,000 six-month credit facility. On September 8, 1994, the company entered into an additional $10,000,000 one-year credit facility with another lender. Both credit facilities are secured by certain non-agency MBS bonds. At December 31, 1994, the company was able to borrow $3,089,000 under these credit facilities, based on the value of the pledged collateral. The credit facilities are also subject to certain financial covenants, which the company was in compliance with, and bear interest, payable monthly, based on one-month LIBOR. The collateral value and interest rate are subject to periodic adjustment. At December 31, 1994, $2,100,000 was borrowed under the September 8, 1994 credit facility at an effective interest rate of 7.49%.

     With the consent of the lender, the company terminated its $5,000,000 line of credit with a bank in February 1994. All of the pledged collateral was returned to the company.

I.   SECURED NOTES PAYABLE

     On December 30, 1992, a wholly-owned subsidiary of the company, Asset Securitization, sold $48,000,000 of secured notes, due May 20, 2004, under an indenture with two institutional investors. Except with respect to the pledged collateral, the notes are non-recourse to the company. The notes bear interest at 7.70% per annum which, along with scheduled principal payments, is payable quarterly.

     The notes are collateralized by, among other things, CMO Ownership Interests which had (i) an aggregate net carrying amount of $15,202,000 and $31,061,000 at December 31, 1994 and 1993, respectively; and (ii) funds held by the trustee for the notes (recorded as restricted cash for secured notes payable in the Consolidated Financial Statements) including a $15,862,000 reserve fund as of December 31, 1994. The reserve fund will be used to make, among other things, scheduled principal and interest payments on the notes under certain circumstances as required by the indenture. The portion of the cash flow collected by the trustee that is not required to make principal and interest payments on the notes, pay expenses or fund the reserve fund is remitted to Asset Securitization.

     The company intends to retire the secured notes payable in 1995 (see Note
C).

J.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each type of financial instrument. The estimates of fair value have been determined by the company using available market information and valuation methodologies. Considerable judgment was required to interpret the market information and develop the estimates of fair value. THE ESTIMATES OF FAIR VALUE PRESENTED HEREIN ARE NOT NECESSARILY INDICATIVE OF THE AMOUNTS THE COMPANY COULD REALIZE IN A CURRENT MARKET EXCHANGE. THE USE OF DIFFERENT MARKET ASSUMPTIONS AND/OR VALUATION METHODOLOGIES MAY HAVE A MATERIAL EFFECT ON THE ESTIMATES OF FAIR VALUE. THE FAIR VALUE ESTIMATES PRESENTED HEREIN ARE BASED ON PERTINENT INFORMATION AVAILABLE TO MANAGEMENT AS OF DECEMBER 31, 1994. FUTURE ESTIMATES OF FAIR VALUE MAY DIFFER SIGNIFICANTLY FROM THE AMOUNTS PRESENTED HEREIN.

     - CASH AND CASH EQUIVALENTS, RESTRICTED CASH FOR SECURED NOTES PAYABLE, ACCOUNTS PAYABLE AND ACCRUED LIABILITIES, MANAGEMENT FEES PAYABLE AND SHORT-TERM BORROWINGS - the carrying amounts approximate fair value because of the short maturity of these instruments.

     - NON-AGENCY MBS BONDS - there is no exchange or other active market from which to obtain a quoted market price for these financial instruments. The estimate of fair value was determined by multiplying the outstanding principal balance at December 31, 1994 by current prices of non-agency MBS bonds with similar characteristics.

     - INVESTMENT IN COMMERCIAL ASSETS - the fair value was determined based upon the closing price of the Commercial Assets common stock as of the end of 1994.

     - CMO RESIDUALS AND ACQUIRED CMO CLASSES - there is no exchange or other active market from which to obtain a quoted market price for these financial instruments. Instead, the estimate of fair value was determined by calculating the present value of the projected Excess Cash Flow discounted at interest rates ranging from 10% to 45%. The discount rate, prepayment rates and LIBOR assumptions were based upon current market information.

     - CMO SUBSIDIARIES - there is no exchange or other active market from which to obtain a quoted market price for these financial instruments. The estimate of fair value of the CMO Subsidiaries-assets was determined by adding: (i) the present value of the projected Excess Cash Flow (including the projected cash flow from Call Rights discounted based on the estimated term to the call date) discounted at bond equivalent rates ranging from 10% to 45% from the company's CMO Subsidiaries; and (ii) the estimate of fair value of the CMO Subsidiaries-liabilities. The discount rate, prepayment rate and LIBOR assumptions were based upon current market information. The estimate of fair value of the CMO Subsidiaries-liabilities was assumed to be equal to the outstanding principal balance of the related CMO bonds plus accrued interest. The quoted market values of the mortgage instruments similar to those underlying the company's CMO Subsidiaries-assets and liabilities have not been used (except to estimate the projected cash flow from Call Rights) for this presentation of fair value because, under the terms of each respective Indenture relating to the company's CMO Subsidiaries, the CMO Subsidiaries-assets are held by a trustee as security for the CMO Subsidiaries-liabilities, and thus, cannot be sold.

     - CMO OWNERSHIP INTERESTS COLLATERALIZING THE SECURED NOTES PAYABLE - the company arranged to sell the CMO Ownership Interests that are pledged as collateral to the secured notes payable on March 30, 1995 (see Note C). The fair value of the CMO Residuals and CMO Subsidiaries pledged as Collateral to the secured notes payable has been derived based upon the actual net proceeds from the sale.

     - SECURED NOTES PAYABLE - the estimate of fair value was estimated based upon the expected repayment amount in 1995, at its outstanding principal balance.

     The carrying amounts and fair values of certain of the company's financial instruments at December 31, 1994 and 1993, are as follows (in thousands):


                                      December 31, 1994          December 31, 1993
                                    ----------------------     -----------------------
                                     Carrying                   Carrying
                                      Amount    Fair Value       Amount     Fair Value
                                    ---------   ----------     ---------    ----------
  Non-agency MBS bonds              $  32,544    $  32,544     $      --    $      --
                                    ---------    ---------     ---------    ---------
                                    ---------    ---------     ---------    ---------
  Investment in Commercial Assets   $  21,068    $  15,876     $  20,625    $  17,257
                                    ---------    ---------     ---------    ---------
                                    ---------    ---------     ---------    ---------

  CMO Residuals and Acquired CMO
    Classes
      Available-for-sale            $   7,368    $   7,368     $      --    $      --
      Held-to-maturity                  2,466        2,000        24,660       26,400
                                    ---------    ---------     ---------    ---------
                                    $   9,834    $   9,368     $  24,660    $  26,400
                                    ---------    ---------     ---------    ---------
                                    ---------    ---------     ---------    ---------

  CMO Subsidiaries
    Available-for-sale
      Assets                        $ 590,827    $ 590,827     $      --    $      --
      Liabilities                    (580,245)    (580,245)           --           --
      Minority interest                (2,631)       7,951            --           --
                                    ---------    ---------     ---------    ---------
                                        7,951        7,951            --           --
                                    ---------    ---------     ---------    ---------
    Held-to-maturity
      Assets                          463,801      466,324     1,831,829    1,845,000
      Liabilities                    (458,724)    (458,724)   (1,803,465)  (1,817,000)
      Minority interest                  (372)        (600)       (6,122)      (5,000)
                                    ---------    ---------     ---------    ---------
                                        4,705        7,000        22,242       23,000
                                    ---------    ---------     ---------    ---------
                                    $  12,656    $  14,951     $  22,242    $  23,000
                                    ---------    ---------     ---------    ---------
                                    ---------    ---------     ---------    ---------


K.   COMMON STOCK

     On December 16, 1994, the company sold 10,053,794 shares of Common Stock pursuant to the Rights Offering, at a price to the public of $1.90 per share, resulting in net proceeds to the company of $17,208,000. On December 31, 1994 and 1993, the shares of Common Stock owned by MDC represented approximately 1.3% and 1.1% , respectively, of the outstanding shares of Common Stock.

L.   STOCK OPTION PLAN

     The company has a Stock Option Plan for the issuance of non-qualified stock options to its directors, officers and key personnel of the Manager which, as of January 1, 1995 and 1994, permitted the issuance of up to an aggregate of 1,319,970 and 749,387 shares of Common Stock, respectively. The exercise price for stock options may not be less than 100% of the fair market value of the shares of Common Stock at the date of grant. Under the Stock Option Plan, unexercised stock options accrue DERs based on: (i) the number of shares covered by the option; (ii) the amount of the dividend; and (iii) the stock price on the dividend record date. Each of the stock options granted to date expire five years from the date of grant.

     Presented below is a summary of the changes in stock options for the three years ended December 31, 1994:



                                                    Average
                                                     Option
                                                      Price         Shares
                                                    --------        -------
OUTSTANDING-DECEMBER 31, 1991                        $ 11.93        306,500


   Granted                                             12.50         25,000
   Exercised                                              --             --
   Canceled                                               --             --
                                                    --------        -------
OUTSTANDING-DECEMBER 31, 1992                          11.98        331,500


   Granted                                              4.75        143,286
   Exercised                                              --             --
   Canceled                                             8.95        (81,169)
                                                    --------        -------
OUTSTANDING-DECEMBER 31, 1993                           9.97        393,617


   Granted                                              2.44        188,750
   Exercised                                              --             --
   Canceled                                             7.05        (33,723)
   Issued in connection with the Rights Offering          --        388,993
                                                    --------        -------
OUTSTANDING-DECEMBER 31, 1994                        $  4.42        937,637
                                                    --------        -------
                                                    --------        -------

     As of December 31, 1994, options to acquire 937,637 shares of Common Stock were exercisable. During 1994 and 1993, the company recognized expense of $180,000 and $100,000, respectively, associated with the accrual of DERs covering 82,627 and 27,430 shares of Common Stock, respectively. 67,624 shares of Common Stock were distributed in 1994 with respect to DERs. In connection with the distribution of Commercial Assets common stock in 1993, the company recognized $1,771,000 in expense related to the accrual of DERs covering 237,393 shares of common stock of Commercial Assets.

M.   OTHER MATTERS

     The company has entered into a series of management agreements with the Manager through December 31, 1995. Pursuant to the Management Agreement, the Manager advises the company on its business and oversees its day-to-day operations subject to the supervision of the company's Board of Directors, the majority of whom are Independent Directors. During the years ended December 31, 1994, 1993 and 1992, the company incurred management fees of $372,000, $592,000 and $1,069,000, respectively. The company also incurred Administrative Fees pursuant to the management agreements referred to above and certain administration agreements entered into with the Manager in connection with certain of the company's CMO Ownership Interests and non-agency MBS bonds. Administrative Fees incurred for the years ended December 31, 1994, 1993 and 1992 were $1,440,000, $1,582,000 and $1,565,000, respectively.

     In December 1986, the company entered into a participation agreement (the "CMO Participation Agreement") which provides that during the time the Manager serves as advisor to the company, if either MDC, the company or their respective affiliates propose to issue a CMO or are presented with an opportunity to acquire a CMO instrument, MDC or the company is required to offer the other the opportunity to participate in such transaction on an equal basis. In the event of such participation, the company and MDC each will be responsible for their proportionate share of the issuance or acquisition cost and the administration costs of the related CMO issuance and will be entitled to receive their proportionate share, if any, of cash flow and income therefrom.

     The company's Certificate of Incorporation permits the Board of Directors to issue additional classes of stock without further shareowner approval. As of December 31, 1994, the company has not issued any classes of stock other than its Common Stock.

     The officers and certain directors of the company also serve as officers, directors or both of Commercial Assets, MDC and certain of MDC's affiliates, including the Manager.

     During 1994, 1993 and 1992, 100%, 100% and 75%, respectively, of the dividends distributed to the company's shareowners were Excess Inclusion income. Excess Inclusion income results from holding residual interests in REMICs. Excess Inclusion income may not be reduced by any expenses or deductions, including normal operating expenses, losses from the company's CMO Ownership Interests and NOLs. Dividends paid to shareowners of the company will be characterized as Excess Inclusion income to the extent that such dividends are attributable to Excess Inclusion income realized by the company. Distributions of Excess Inclusion income are taxable as ordinary income to shareowners.

     The company has an NOL carryover of approximately $100,000,000 at December 31, 1994, which can be used to reduce the company's requirement under the Code to distribute at least 95% of REIT income but does not reduce the requirement to distribute 95% of Excess Inclusion income. As of December 31, 1994, the company also has a capital loss carryover of approximately $11,000,000, which expire in 1998.

N.   ADDITIONAL FINANCIAL INFORMATION

     Presented below is certain financial information about the company on a condensed partially unconsolidated basis (in thousands):


                                                                 DECEMBER 31,
                                                        ---------------------------
                                                          1994                1993
                                                        ---------           ---------
BALANCE SHEETS

  Non-agency MBS bonds                                  $  32,544           $      --
  Investment in Commercial Assets                          21,068              20,625
  CMO Subsidiaries                                         12,656              22,242
  CMO Residuals and Acquired CMO Classes                    9,834              24,660
  Other assets                                             33,437              26,723
                                                        ---------           ---------
    Total Assets                                          109,539              94,250
                                                        ---------           ---------

  Secured notes payable                                    30,592              42,000
  Other liabilities                                         5,982               5,063
                                                        ---------           ---------
    Total Liabilities                                      36,574              47,063
                                                        ---------           ---------

                                                        ---------           ---------
  Stockholders' Equity                                  $  72,965           $  47,187
                                                        ---------           ---------




                                                           Years Ended December 31,
                                                    -------------------------------------
                                                      1994          1993           1992
                                                    --------      --------       --------
STATEMENTS OF OPERATIONS

  Non-agency MBS bonds                              $  1,531      $     --       $     --
  Equity in earnings of Commercial Assets              1,354            --             --
  CMO Subsidiaries                                     1,577       (17,125)       (13,942)
  CMO Subsidiaries - reserve                              --        (4,272)       (23,994)
  CMO Residuals                                        2,799         8,330         17,583
  CMO Residuals - write-downs                         (1,510)       (9,750)       (11,922)
  Acquired CMO Classes                                   110         9,682          5,110
  Net gain  (loss) on sale of assets                  12,646        (5,150)         1,733
  Other                                                   86         1,692            182
                                                    --------      --------       --------
    Total Revenues                                    18,593       (16,593)       (25,250)
                                                    --------      --------       --------
  Management fees                                        438           592          1,069
  General and administrative                           1,925         4,581          2,863
  Interest on borrowings                               2,872         4,853          2,940
                                                    --------      --------       --------
    Total Expenses                                     5,235        10,026          6,872
                                                    --------      --------       --------
  Net income (loss) before cumulative effect of
    accounting change                                 13,358       (26,619)       (32,122)
  Cumulative effect of accounting change                  --       (24,399)            --
                                                    --------      --------       --------
  Net income (loss)                                 $ 13,358      $(51,018)     $ (32,122)
                                                    --------      --------       --------
                                                    --------      --------       --------


O.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Presented below is selected quarterly financial data for the years ended December 31, 1994 and 1993 (in thousands, except per share data):


                                                     Three Months Ended
                                  ---------------------------------------------------------
                                   December 31,  September 30,    June 30,       March 31,
                                  ---------------------------------------------------------
 1994
-------------------------------------------------------------------------------------------
 Revenues                          $   29,616     $   29,243     $   33,355     $   44,501
 Provision for reserves and
  write-downs                              --           (644)          (866)            --
 Net income                             3,669          1,344          1,830          6,515
 Net income per share                     .23            .10            .13            .46
 Dividends per share                      .14(4)         .07            .07            .05
 Closing stock prices(2)
  High                                  2-3/4          2-7/8          3-3/8          2-1/2
  Low                                   1-3/4          2-1/2              2          1-7/8
 Common Stock outstanding(3)           15,885         14,111         14,100         14,080


 1993
-------------------------------------------------------------------------------------------
 Revenues                          $   46,524     $   52,133     $   60,981     $   72,955
 Provision for reserves and
  write-downs                            (295)        (2,949)        (3,766)        (7,012)
 Net loss before cumulative
  effect of accounting change          (5,370)        (8,314)        (6,449)        (6,486)
 Cumulative effect of accounting
  change                              (24,399)            --             --             --
 Net loss                             (29,769)        (8,314)        (6,449)        (6,486)
 Net loss per share before
  cumulative effect of
  accounting change                      (.39)          (.59)          (.46)          (.46)
 Cumulative effect of accounting
  change per share                      (1.74)            --             --             --
 Net loss per share                     (2.13)          (.59)          (.46)          (.46)
 Dividends per share                3.79(1)         .10            .10             --
 Stock prices(2)
  High                                  5-5/8          5-3/8          6-1/2          7-7/8
  Low                                   1-3/4          3-3/4          4-1/8          5-1/2
 Common Stock outstanding(3)           14,080         14,080         13,986         13,986

________________________
(1) Includes the distribution of stock of Commercial Assets valued at $3.74 per share and a cash dividend of $.05 per share.

(2)  As reported on the NYSE Composite Tape.

(3)  For the period indicated.

(4) Consisted of a regular dividend of eight cents per share and two special dividends of three cents per share each.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the company's Proxy Statement for its 1995 Annual Meeting of Shareowners.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the company's Proxy Statement for its 1995 Annual Meeting of Shareowners.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the company's Proxy Statement for its 1995 Annual Meeting of Shareowners.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, to the company's Proxy Statement for its 1995 Annual Meeting of Shareowners.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(A)       DOCUMENTS FILED AS PART OF THIS REPORT:

     1. The following Consolidated Financial Statements of the company are included in Part II, Item 8 of this Annual Report on Form 10-K:

                                                                            PAGE

     Independent Auditors' Report                                           F-2

     Consolidated Balance Sheets as of December 31, 1994 and 1993           F-3

     Consolidated Statements of Operations for the years ended December 31,
     1994, 1993 and 1992                                                    F-4

     Consolidated Statements of Cash Flows for the years ended December 31,
     1994, 1993 and 1992                                                    F-5

     Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1994, 1993 and 1992                                       F-7

     Notes to Consolidated Financial Statements                             F-8

2.   Schedule to Consolidated Financial Statements:

          All financial statement schedules have been omitted because they are inapplicable or the information is provided in the company's Consolidated Financial Statements and notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.

3.   Exhibits:

     Exhibit
        No.         Description

       3.1 Certificate of Incorporation of Asset Investors Corporation (the "Registrant"), as amended (incorporated herein by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1989, Commission File No. 1-9360, filed on August 14, 1989).

       3.3(a) By-laws of the Registrant, as amended and restated (incorporated herein by reference to Exhibit 3.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1993, commission file number
                    1-9360 filed March 31, 1994).

       3.3(b)       June 21, 1994 Amendment to the By-laws of the Registrant.

       3.3(c)       March 15, 1995 Amendment to the By-laws of the Registrant.

       4 Form of certificate representing Common Stock of the Registrant (incorporated herein by reference to Exhibit
                    10.15 to the Annual Report
                    on Form 10-K of the Registrant for the fiscal year ended December 31, 1988, Commission File No. 1-9360, filed on April 5, 1989).

       4.1(a) Indenture, dated as of January 1, 1986, between Asset Investors Mortgage Funding Corporation ("Asset Mortgage Funding") and Bankers Trust Company ("BTC"), as trustee (incorporated herein by reference to Exhibit 2 to the Current Report on Form 8-K of Asset Mortgage Funding, Commission File No. 0-13955, filed on February 7, 1986).

       4.1(b) First Supplemental Indenture, dated as of January 1, 1988, between Asset Mortgage Funding and BTC, as trustee (incorporated herein by reference to Exhibit 4 to the Current Report on Form 8-K of Asset Mortgage Funding, Commission File No. 0-13955, filed on February 3, 1988).

       4.1(c) Form of Residual Interest Agreement entered into in connection with issuances of collateralized mortgage obligations ("CMOs") of Asset Mortgage Funding (incorporated herein by reference to Exhibit 4.1(t) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1988, Commission File No. 1-9360, filed on April 5, 1989).

       4.2(a) Indenture, dated as of August 1, 1987, between Asset Investors Funding Corporation ("Asset Funding") and BTC, as trustee (incorporated herein by reference to Exhibit 4(a) to the Quarterly Report on Form 10-Q of Asset Funding for the quarter ended September 30, 1987, Commission File No. 0-14967, filed on November 16, 1987).

       4.2(b) Form of Residual Interest Agreement entered into in connection with CMO issuances (w/o funding notes) of Asset Funding (incorporated herein by reference to Exhibit 4.2(i) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1988, Commission File No. 1-9360, filed on April 5, 1989).

       4.2(c) Form of Residual Interest Agreement entered into in connection with CMO issuances (w/ funding notes) of Asset Funding (incorporated herein by reference to Exhibit 4.2(j) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1988, Commission File No. 1-9360, filed on April 5, 1989).

       4.3(a) Indenture, dated as of August 1, 1986, between Asset Investors Finance Corporation ("Asset Finance") and The First National Bank of Chicago ("First Chicago"), as trustee (incorporated herein by reference to Exhibit 4(a) to the Registration Statement on Form S-11 of Asset Finance, Registration No. 33-9718).

       4.3(b) Form of Residual Interest Agreement entered into in connection with CMO issuances of Asset Finance (incorporated herein by reference to Exhibit 4.3(e) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1988, Commission File No. 1-9360, filed on April 5, 1989).

       4.4 Indenture, dated as of December 1, 1992, between Asset Investors Securitization Corporation and State Street Bank and Trust Company, as Note Trustee. *

      10.1(e) Management Agreement dated as of January 1, 1994, between the Registrant and Asset Management.

      10.4 CMO Participation Agreement, dated as of December 15, 1986, among the Registrant, Holdings and Yosemite Financial, Inc. (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1988, Commission File No. 1-9360, filed on August 15, 1988).

      10.5 Form of Repurchase Agreement (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1988, Commission File No. 1-9360, filed on August 15, 1988).

      10.8 Form of Indemnification Agreement between the Registrant and each Director of the Registrant (incorporated herein by reference to Appendix A to the Proxy Statement of the Registrant, Commission File No. 1-9360, dated May 18, 1987).

      10.9(a) 1986 Stock Option Plan of the Registrant as restated November 15, 1990 (incorporated herein by reference to Exhibit A to the Proxy Statement of the Registrant, Commission File No. 1-9360, dated April 22, 1991).

      10.9(b) First Amendment to the Registrant's 1986 Stock Option Plan as restated November 15, 1990 (incorporated herein by reference to Exhibit 10.9(b) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992, Commission File No. 1-9360, filed on April 5,
                    1993).

      10.9(c) Second Amendment to the Registrant's 1986 Stock Option Plan as restated November 15, 1990, as amended (incorporated herein by reference to Exhibit 10.9(c) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992, Commission File No. 1-9360, filed on April 5, 1993).

      10.9(d) Form of Non-Qualified Stock Option Agreement pursuant to the 1986 Stock Option Plan of the Registrant as amended and restated through November 15, 1990 (incorporated here-in by reference to Exhibit 10.9(b) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1991, Commission File No. 1-9360, filed on March 30,
                    1992).

      10.9(e) Third Amendment to the Registrant's 1986 Stock Option Plan as restated November 15, 1990, as amended (incorporated herein by reference to Exhibit 10.9(e) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 1993, Commission File No. 1-9360, filed on November 15, 1993).

      10.10 Forms of Investment Agreement entered into in connection with CMO issuances (incorporated herein by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1988, Commission File No. 1-9360, filed on August 15, 1988).

      10.11 Forms of Consulting Agreement entered into in connection with CMO issuances of Asset Investors Trusts (incorporated herein by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1988, Commission File No. 1-9360, filed on August 15,
                    1988).

      10.12 Form of Management Agreement entered into in connection with CMO issuances of Asset Mortgage Funding (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1988, Commission File No. 1-9360, filed on April 5,
                    1989).

      10.13 Form of Management Agreement entered into in connection with CMO issuances (w/o funding notes) of Asset Funding (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1988, Commission File No. 1-9360, filed on April 5, 1989).

      10.14 Form of Management Agreement entered into in connection with CMO issuances (w/ funding notes) of Asset Funding (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1988, Commission File No. 1-9360, filed on April 5, 1989).

      10.15 Form of Management Agreement entered into in connection with CMO issuances of Asset Finance (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1988, Commission File No. 1-9360, filed on April 5, 1989).

      10.16 Management Agreement, dated as of July 10, 1987, between Sears Mortgage Securities Corporation ("SMSC") and Wilmington Trust Company ("WTC"), as owner trustee, and relating to Trust 1987-1 (incorporated herein by reference to Exhibit C to the Current Report on Form 8-K of Trust 1987-1, Commission File No. 33-5466, filed on August 7,
                    1987).

      10.17 Administrative Services Agreement, dated as of January 29, 1990, between WTC, as owner trustee, and Asset Management and relating to Mortgage Capital Trust III (incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1991, Commission File No. 1-9360, filed on March 30, 1992).

      10.18 Management Agreement, dated as of June 17, 1991, between WTC, as owner trustee, and Asset Management and relating to Dean Witter CMO Trust 1 (incorporated herein by reference to
                    Exhibit 10.18 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1991, Commission File No. 1-9360, filed on March 30, 1992).

      10.19 Contribution Agreement, dated as of August 20, 1993, by and between the Registrant and Commercial Assets, Inc. (incorporated herein by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 1993, Commission File No. 1-9360, filed on November 15, 1993).

      23            Independent Auditors' Consent - Kenneth Leventhal & Company.

      27            Financial Data Schedule

      28 Automatic Dividend Reinvestment Plan relating to the Common Stock of the Registrant, as amended (incorporated herein by reference to Exhibit 28 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1991, Commission File No. 1-9360, filed on March 30, 1992).

-------------------

* The securities issued pursuant to the indenture do not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis and will be filed upon request of the Commission.

  (b)     REPORTS ON FORM 8-K

     No Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of the period covered by this Annual Report on Form 10-K.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ASSET INVESTORS CORPORATION
                                      (Registrant)


Date:  March 24, 1995                 By  /s/ Spencer I. Browne
                                         --------------------------------------
                                         Spencer I. Browne
                                         President and Chief Executive Officer

Date:  March 24, 1995                 By  /s/ Paris G. Reece III
                                        ---------------------------------------
                                         Paris G. Reece III
                                         Executive Vice President and
                                           Chief Financial Officer

Date:  March 24, 1995                 By /s/ Kevin J. Nystrom
                                        ---------------------------------------
                                         Kevin J. Nystrom
                                         Vice President and Chief Accounting
                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       NAME                         CAPACITY                     DATE
       ----                         --------                     ----

/s/ Larry A. Mizel                 Director                 March 24, 1995
-------------------------
  Larry A. Mizel

/s/ Spencer I. Browne              Director                 March 24, 1995
-------------------------
  Spencer I. Browne

/s/ Elliot H. Kline                Director                 March 24, 1995
-------------------------
  Elliot H. Kline

/s/ Richard L. Robinson            Director                 March 24, 1995
-------------------------
  Richard L. Robinson

/s/ Tim Schultz                    Director                 March 24, 1995
-------------------------
  Tim Schultz

                             SUMMARY OF DEFINITIONS

   WHEN THE FOLLOWING TERMS ARE USED IN THE TEXT, THEY WILL BE UNDERSTOOD TO HAVE THE MEANINGS INDICATED BELOW.

ACQUIRED CMO CLASS - A CMO Class acquired by the company which does not constitute a CMO Subsidiary or CMO Residual and is accounted for under the Level-Yield Method.

ADMINISTRATIVE FEE - A fee, of up to $35,000 per annum per CMO Ownership Interest, and up to $2,500 per annum per non-agency MBS bond, for bond administration and other services related to the company's CMO Ownership Interests and non-agency MBS bonds paid pursuant to the Management Agreement, consulting agreements and other management agreements.

AGENCIES - GNMA, FNMA or FHLMC.

AMEX - American Stock Exchange, Inc.

ASSET ACCEPTANCE - Asset Investors Acceptance, Inc., a wholly-owned subsidiary of the company incorporated under Colorado law.

ASSET ACQUISITION - Asset Investors Acquisition Corp., a wholly-owned subsidiary of the company incorporated under Maryland law.

ASSET FINANCE - Asset Investors Finance Corporation, a wholly-owned subsidiary of the company and separately-qualified REIT incorporated under Maryland law (formerly Guild Finance Corporation, a wholly-owned subsidiary of Guild).

ASSET FUNDING - Asset Investors Funding Corporation, a wholly-owned subsidiary of the company incorporated under Delaware law.

ASSET MORTGAGE FUNDING - Asset Investors Mortgage Funding Corporation, a wholly-owned subsidiary of the company incorporated under Delaware law.

ASSET SECURITIZATION - Asset Investors Securitization Corporation, a wholly-owned subsidiary of the company incorporated under Delaware law.

ASSET SOUTHWEST - Asset Investors Southwest, Inc., a wholly-owned subsidiary of the company incorporated under Colorado law.

BASE FEE - An annual management fee equal to 3/8 of one percent of the company's consolidated Average Invested Assets (as defined in the Management Agreement) which is payable quarterly to the Manager pursuant to the Management Agreement.

BOOK INCOME - Income computed in accordance with generally accepted accounting principles.

BY-LAWS - The By-laws of the company, as amended from time to time.

CALL RIGHTS - The rights provided in the Indenture of a CMO Bond that allow the issuer of the CMO Bond to sell the Mortgage Collateral and redeem the bonds at par at a predetermined date or if the outstanding bond balance falls below a predetermined amount (for example, 10% of the original bond balance). Any excess proceeds from the sale of the Mortgage Collateral over the funds required to redeem the bonds is passed on to the residual interest holder.

CMBS BOND - Commercial mortgage-backed security, which is a debt instrument which is secured by mortgage loans on commercial real property.

CMOS - Collateralized mortgage obligations. CMOs are multi-class issuances of bonds which are secured and funded as to the payment of interest and repayment of principal by the Collateral.

CMO CLASS OR CMO BOND - A debt obligation resulting from the issuance of a CMO. A CMO Class may represent the right to receive interest only, principal only, a proportionate amount of interest and principal (each, respectively, an "IO Class," "PO Class" and "Regular Class") or a disproportionate amount of interest and principal.

CMO OWNERSHIP INTEREST - A CMO Residual, Acquired CMO Class and/or CMO
Subsidiary.

CMO RESIDUAL - In connection with the EITF Issue 89-4 consensus, the term CMO Residual has been revised to refer to a non-equity ownership interest in a CMO issuance that is accounted for under the Prospective Method.

CMO SUBSIDIARY - In connection with the EITF Issue 89-4 consensus, the term CMO Subsidiary has been revised to refer to an equity ownership interest in a CMO issuance that is accounted for under the Consolidation Method (or equity method), including CMO issuances of the company's corporate subsidiaries.

CODE - The Internal Revenue Code of 1986, as amended.

COLLATERAL - A specific group of mortgage loans or mortgage-backed certificates and other collateral pledged to secure an issuance of CMOs.

COMMERCIAL ASSETS - Commercial Assets, Inc., a publicly-traded REIT formed by the company in August 1993, incorporated under Maryland law. (AMEX: CAX)

COMMERCIAL MORTGAGE LOAN SECURITIZATIONS - multi-class issuances of debt securities (CMBS bonds) which are secured and funded as to the payments of principal and interest by a specific group of mortgage loans on multi-family or other commercial real estate, accounts and other collateral.

COMMISSION - The Securities and Exchange Commission.

COMMON STOCK - Asset Investors Corporation common stock, par value $.01 per share, listed on the New York Stock Exchange, Inc. under the symbol "AIC."

COMPANY - Asset Investors Corporation, a Maryland corporation.

COMPOUND INTEREST CLASS - A CMO Class on which interest accrues and is added to the principal amount thereof on each CMO payment date until the conditions set forth in the Indenture related to the CMO issuance have been satisfied.

CONSOLIDATION METHOD - The accounting method used by the company for CMO Subsidiaries. Under the Consolidation Method, the Collateral, the CMO bonds, interest income, interest expense and operating expenses of CMO Subsidiaries are consolidated in the company's financial statements. The portion of the ownership interest of each such CMO Subsidiary not owned by the company is accounted for as minority interest. Additionally, the net book value of CMO Subsidiaries may be subject to write-downs in accordance with FAS 115.

CONTRIBUTION AGREEMENT - The contribution agreement between the company and Commercial Assets, Inc. dated as of August 20, 1993.

DERS - Dividend equivalent rights as defined in the 1986 Stock Option Plan, as amended.

DISTRIBUTION - The company's distribution of approximately 70% of the common stock of Commercial Assets to the company's shareowners on October 12, 1993.

DISTRIBUTION DATE - October 12, 1993.

EITF - Emerging Issues Task Force, a task force of the Financial Accounting Standards Board.

EXCESS CASH FLOW - The company's proportionate share of the difference between
(i) the cash flow from the Collateral pledged to secure the related CMO issuance together with reinvestment income thereon, if any; and (ii) the amount required for debt service payments on such CMO issuance together with administrative expenses.

EXCESS INCLUSION INCOME - Excess Inclusion income is attributable to residual interests of a REMIC. Excess Inclusion income is the amount of income from a residual interest in a REMIC which exceeds a specified return as provided in the Code. Excess Inclusion income cannot be reduced by any expenses or reductions, including normal operating expenses, losses from the company's CMO Ownership Interests and NOLs.

FAS 91 - Statement of Financial Accounting Standards No. 91, ACCOUNTING FOR NON-REFUNDABLE FEES AND COSTS ASSOCIATED WITH ORIGINATING OR ACQUIRING LOANS AND INDIRECT COSTS OF LEASES (see "Level-Yield Method").

FAS 107 - Statement of Financial Accounting Standards No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS.

FAS 115 - Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES.

FASB - The Financial Accounting Standards Board.

FHLMC - Federal Home Loan Mortgage Corporation.

FHLMC CERTIFICATE - A FHLMC mortgage certificate.

FIXED-RATE CMO OWNERSHIP INTEREST - A CMO Ownership Interest related to a CMO issuance comprised of CMO Classes which, in the aggregate, respond like fixed-rate CMO Classes.

FNMA - Federal National Mortgage Association.

FNMA CERTIFICATE - A FNMA mortgage pass-through certificate.

GAAP - Generally accepted accounting principles.

GIC - Guaranteed investment contract. A contract pursuant to which the cash flow from the Collateral related to a CMO issuance is reinvested at a specified fixed rate or variable rate until the next payment date of such CMO issuance.

GNMA - Government National Mortgage Association.

GNMA CERTIFICATE - A fully-modified pass-through mortgage-backed certificate guaranteed by GNMA.

GUILD - Guild Mortgage Investments, Inc., a former San Diego-based CMO Mortgage REIT that the company acquired on July 1, 1988.

INCENTIVE FEE - An annual management fee equal to 20% of the dollar amount by which cash distributions to shareowners (as defined in the Management Agreement) of the company exceeds an amount equal to the Average Net Worth (as defined in the Management Agreement) of the company multiplied by the Ten-Year U.S. Treasury Rate (as defined in the Management Agreement) plus one percent payable quarterly to the Manager pursuant to the Management Agreement.

INDENTURE - A formal agreement between the issuer of each of the company's CMOs and the related bondholders.

INDEPENDENT DIRECTOR - Pursuant to the company's By-laws, an Independent Director is a person "who is not affiliated, directly or indirectly, with the person or entity responsible for directing or performing the day-to-day business affairs of the corporation (the "advisor"), including a person or entity to which the advisor subcontracts substantially all of such functions, whether by ownership of, ownership interest in, employment by, any material business or professional relationship with, or by serving as an officer of the advisor or an affiliated business entity of the advisor."

ISSUE 89-4 - The consensus reached by the EITF on Issue No. 89-4, ACCOUNTING FOR A PURCHASED INVESTMENT IN A COLLATERALIZED MORTGAGE OBLIGATION INSTRUMENT OR IN A MORTGAGE-BACKED INTEREST-ONLY CERTIFICATE (see "Prospective Method").

LEVEL-YIELD METHOD - The accounting method used, in accordance with FAS 91, by the company for CMO instruments other than CMO Subsidiaries and CMO Residuals, such as Acquired CMO Classes. Under the Level-Yield Method, income is recognized as the difference between the actual cash flow received from the CMO instrument and the amortization of the related acquisition cost. The amount of acquisition cost amortized each period is equal to the difference between the discounted projected cash flow at the beginning of the period and at the end of the period. Cash flow for this purpose is calculated assuming an estimated principal prepayment rate on the Mortgage Collateral related to the CMO issuance, which is adjusted for actual experience, and, for CMO issuances that include one or more LIBOR Classes, the interest rate on such LIBOR Classes as of the acquisition date of the CMO instrument.

LIBOR - The London Interbank Offered Rate on Eurodollar deposits.

LIBOR CLASS - A variable-rate CMO Class on which the interest rate is adjusted quarterly or monthly based on specified margins in relation to LIBOR.

LOSS SEVERITY PERCENTAGE - the rate of losses on the outstanding principal balance of defaulted mortgage loans.

MANAGEMENT AGREEMENT - The one-year management agreement entered into between the company and the Manager.

MANAGER - Financial Asset Management Corporation, a Delaware corporation and indirect subsidiary of MDC.

MDC - M.D.C. Holdings, Inc., a Delaware corporation and the indirect parent of the Manager.

MORTGAGE CERTIFICATES - GNMA Certificates, FNMA Certificates, FHLMC Certificates and Private Certificates owned by the company.

MORTGAGE COLLATERAL - Mortgage Certificates and Mortgage Loans, which secure CMO bonds and non-agency MBS bonds.

MORTGAGE LOANS - Mortgage loans, owned by the company, which are secured by single-family, residential (one-to four-unit) property.

NYSE - New York Stock Exchange, Inc.

NOL - net operating loss.

NON-AGENCY MBS BONDS - debt interests in residential mortgage loan securitizations collateralized by pools of non-conforming (non-agency guaranteed) single-family mortgage loans.

ONE-MONTH LIBOR CLASS - A LIBOR Class on which the interest rate is adjusted each month.

PO CLASS - A CMO Class that represents the right to receive principal only and, as a result, is sold at a significant discount to par value.

PREPAYMENT ASSUMPTION MODEL - The prepayment model used to measure prepayments on pools of mortgage loans.


PRIVATE CERTIFICATES - Private pass-through mortgage certificates, owned by the company, representing undivided beneficial interests in pools of Mortgage Loans.

PROSPECTIVE METHOD - The accounting method used by the company for CMO Residuals as required by Issue 89-4. Under the Prospective Method, the effective yield for each CMO Residual is recalculated (at the end of each reporting quarter) using the then current carrying amount and an estimate of future Excess Cash Flow. The recalculated effective yield is then used to accrue income on the CMO Residual carrying amount for the next accounting period. Excess Cash Flow received from the CMO Residual is first applied to the accrued income from the CMO Residual with any excess reducing the recorded carrying amount. Future Excess Cash Flow for this purpose is calculated assuming estimates of projected prepayments, and for Variable-Rate CMO Ownership Interests, the 90-day average of LIBOR, all as of or near the balance sheet date. Additionally, the book value of CMO Residuals may be subject to write-downs in accordance with FAS 115.

QUALIFYING INTERESTS - mortgages and other liens on and interests in real estate.

REIT - A real estate investment trust as defined in the Code.

REIT INCOME/LOSS - Taxable income/loss computed as prescribed for REITs prior to consideration of any NOL carryovers and prior to the "dividends paid deduction" (including the dividends paid deduction for dividends related to capital gains).

REMIC - A pass-through tax entity known as a "real estate mortgage investment conduit" created by the Tax Reform Act of 1986 to facilitate the structuring of mortgage-asset transactions.

REPO FACILITY - A credit facility that provides financing for qualifying assets up to an agreed upon principal amount through the use of Repurchase Agreements. A repo transaction can be for a period ranging from one day to one year (30 days is the usual repo period). The amount borrowed (sale price) depends upon the value of eligible collateral as determined by the lender (buyer) and is subject to margin calls if it declines in value during the repo period. Repo Facilities can be underwritten agreements to insure the availability of their principal amount for a specified period of time.

REPURCHASE AGREEMENTS (REPOS, REVERSE REPURCHASE AGREEMENTS AND REVERSE REPOS) - Financial transactions involving the sale and subsequent repurchase of an identical security on a specified date at two different, pre-negotiated prices. Since Repurchase Agreements require the same security to be returned when the transaction is completed, these agreements are perceived as and accounted for as collateralized borrowing/lending arrangements.

RIGHTS - Transferable subscription rights issued in the Rights Offering.

RIGHTS OFFERING - on December 16, 1994, the company completed a one-for-one Rights Offering of its Common Stock. Subscriptions for 10,053,794 shares of Common Stock were received at a price of $1.90 per share.

SECOND TIER MORTGAGE LOANS - mortgage loans made to borrowers who have credit histories of a lower overall quality than most borrowers. These credit histories generally result from previous repayment difficulties, brief job histories, previous bankruptcies or other causes. The loan-to-value ratio for a second tier mortgage loan is typically lower than the loan-to-value ratio on most mortgages, and the coupon for a second tier mortgage loan is typically higher than the coupon on most mortgage loans.

STANDARD DEFAULT ASSUMPTION (SDA) - A standardized benchmark default curve developed by the Public Securities Association used for the measurement of the rates of default on non-conforming mortgage loans.

STOCK OPTION PLAN - The company's 1986 Stock Option Plan, as restated November 15, 1990, as amended.

THREE-MONTH LIBOR CLASS - A LIBOR Class on which the interest rate is adjusted quarterly.

VARIABLE-RATE ACQUIRED CMO CLASS - An Acquired CMO Class on which the interest rate is adjusted quarterly or monthly based on specified margins in relation to a specified index, also referred to as an Inverse Class.

VARIABLE-RATE CMO OWNERSHIP INTEREST (ALSO VARIABLE-RATE CMO SUBSIDIARY AND VARIABLE-RATE CMO RESIDUAL) - A CMO Ownership Interest related to a CMO issuance that includes one or more LIBOR Classes unless such CMO Ownership Interest has the characteristics of a Fixed-Rate CMO Ownership Interest (e.g., a Variable-Rate CMO Ownership Interest with one or more inverse LIBOR Classes which offset the effect of the LIBOR Classes).

1940 ACT - the Investment Company Act of 1940, as amended.