Form 10-Q
period 1995-03-31
ASSET INVESTORS CORP
filed 1995-05-15
CIK 804138

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549
                             _______________________

                                    FORM 10-Q

(MARK ONE)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

                                 NOT APPLICABLE
               FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                          IF CHANGED SINCE LAST REPORT.


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.    YES   X NO     .
                                         ----    ----

AS OF MAY 1, 1995, 24,227,005 SHARES OF ASSET INVESTORS CORPORATION COMMON STOCK WERE OUTSTANDING.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION:

  Item 1. Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets as of March 31, 1995
          (unaudited) and December 31, 1994                                  1

          Condensed Consolidated Statements of Operations for the three
          months ended March 31, 1995 and 1994 (unaudited)                   2

          Condensed Consolidated Statements of Cash Flows for the three
          months ended March 31, 1995 and 1994 (unaudited)                   3

          Notes to Condensed Consolidated Financial Statements (unaudited)   5

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          13

          Summary of Definitions                                             22

PART II.  OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K                                   27

                                       (i)

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                    March 31,    December 31,
                                                       1995           1994
                                                   -----------   ------------
ASSETS                                             (Unaudited)
 Cash and cash equivalents                            $7,182        $14,961
 Restricted cash for secured notes payable                --         15,862
 Non-agency MBS Bonds                                 43,570         32,544
 Investment in Commercial Assets                      20,936         21,068
 CMO Residuals and Acquired CMO Classes                2,335          9,834
 Other assets, net                                     2,104          2,614
 CMO Subsidiaries
  Restricted cash                                     56,725        109,830
  Accrued interest receivable                          3,666         11,250
  CMO issuance costs, net                                353            586
  Mortgage Collateral, net                           311,240        932,962
                                                   ---------     ----------
    Total Assets                                    $448,111     $1,151,511
                                                   ---------     ----------
                                                   ---------     ----------

LIABILITIES
 Accounts payable and accrued liabilities             $3,126         $2,698
 Management fees payable                                 339            526
 Short-term borrowings                                 1,598          2,758
 Secured notes payable, recourse to related
  subsidiary assets only                                  --         30,592
 CMO Subsidiaries
  Accrued interest payable                             6,258         17,781
  CMO Bonds, net                                     361,404      1,021,188
                                                   ---------     ----------

    Total Liabilities                                372,725      1,075,543
                                                   ---------     ----------

Minority Interest-CMO Subsidiaries                       324          3,003
                                                   ---------     ----------

STOCKHOLDERS' EQUITY
 Common Stock, par value $.01 per share,
  50,000,000 shares authorized 24,227,005
  and 24,212,002 shares issued and outstanding           242            242
 Additional paid-in capital                          227,210        227,182

 Cumulative dividends                               (222,922)      (220,984)
 Cumulative net income                                70,532         66,525
                                                   ---------     ----------
  Dividends in excess of net income                 (152,390)      (154,459)
                                                   ---------     ----------
    Total Stockholders' Equity                        75,062         72,965
                                                   ---------     ----------
    Total Liabilities and Stockholders' Equity      $448,111     $1,151,511
                                                   ---------     ----------
                                                   ---------     ----------

            See Notes to Condensed Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                      1995          1994
                                                     -------       -------
REVENUES
  Interest
     CMO Subsidiaries-Mortgage Collateral, net       $22,219       $36,583
     Non-agency MBS bonds                              1,333            --
  CMO Residuals and Acquired CMO Classes, net            528         1,289
  Equity in earnings of Commercial Assets                420           124
  Net gain on sale of assets                           2,031         6,264
  Other income                                           374           241
                                                     -------       -------
     Total Revenues                                   26,905        44,501
                                                     -------       -------

EXPENSES
  CMO Subsidiaries
     Interest                                         20,701        35,993
     Administrative fees and other                       383           524
                                                     -------       -------
                                                      21,084        36,517

  Management fees                                        237           135
  General and administrative                             791           617
  Interest                                               597           791
                                                     -------       -------

     Total Expenses                                   22,709        38,060
                                                     -------       -------

  Income before minority interest                      4,196         6,441
  Minority interest - CMO Subsidiaries                  (189)           74
                                                     -------       -------

NET INCOME                                           $ 4,007       $ 6,515
                                                     -------       -------
                                                     -------       -------

NET INCOME PER SHARE                                 $   .17       $   .46
                                                     -------       -------
                                                     -------       -------

Weighted-average shares outstanding                   24,227        14,080

Dividends per share                                  $   .08        $  .05
                                                     -------       -------
                                                     -------       -------

            See Notes to Condensed Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                          1995        1994
                                                       --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $  4,007    $  6,515
  Adjustments to reconcile net income to net cash
    flows from operating activities
     Amortization of discounts                              269         199
     Net gain on sale of assets                             (23)     (4,617)
     Equity in earnings of Commercial Assets               (420)       (124)
     Increase in other assets                              (201)         --
     (Decrease) increase in accounts payable and
       accrued liabilities                                 (845)         41
     CMO Subsidiaries
       Amortization of discount, net of premium, on
         Mortgage Collateral, discount on CMO bonds
         and CMO issuance costs                             656       3,284
       Gain on sale of CMO Subsidiaries                  (2,008)     (1,647)
       Decrease in accrued interest receivable            1,197       3,032
       Decrease in accrued interest payable              (2,355)     (4,525)
                                                       --------    --------
  Net Cash Provided By Operating Activities                 277       2,158
                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of non-agency MBS bonds                   (11,697)         --
  Principal collections on CMO Residuals, Acquired
     CMO Classes, non-agency MBS bonds and other
     assets                                               1,712       3,674
  Proceeds from the sale of assets                       14,746       6,024
  Decrease (increase) in restricted cash for
     secured notes payable                               15,862        (475)
  CMO Subsidiaries
     Principal collections on Mortgage Collateral        78,990     280,511
     Proceeds from sale of Mortgage Collateral            1,816       2,592
     Net decrease (increase) in restricted cash          39,311      (1,531)
     Decrease in minority interest                         (255)     (1,378)
                                                       --------    --------

  Net Cash Provided By Investing Activities             140,485     289,417
                                                       --------    --------

            See Notes to Condensed Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                               Three Months Ended March 31,
                                               ----------------------------
                                                         1995        1994
                                                      ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on CMO Subsidiaries-CMO Bonds    $(116,062)  $(277,390)
  Decrease in short-term borrowings, net                 (1,160)     (1,534)
  Decrease in secured notes payable                     (30,592)     (5,371)
  Dividends paid                                           (727)         --
  Decrease in other assets                                   --           6
                                                      ---------   ---------

  Net Cash Used By Financing Activities                (148,541)   (284,289)
                                                      ---------   ---------

CASH AND CASH EQUIVALENTS
  Decrease                                               (7,779)      7,286
  Beginning of year                                      14,961       7,540
                                                      ---------   ---------

  End of year                                         $   7,182   $  14,826
                                                      ---------   ---------
                                                      ---------   ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest expense                      $  28,386   $  30,128
                                                      ---------   ---------
                                                      ---------   ---------

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES

  Increase in CMO Bond principal on Compound
     Interest Classes                                 $   4,037   $   7,832
                                                      ---------   ---------
                                                      ---------   ---------

  Declaration of dividends payable                    $   1,938   $     705
                                                      ---------   ---------
                                                      ---------   ---------

            See Notes to Condensed Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     CAPITALIZED TERMS NOT OTHERWISE DEFINED IN THE NARRATIVE BELOW SHALL HAVE THE MEANING INDICATED IN THE "SUMMARY OF DEFINITIONS" FOLLOWING "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

A.   THE COMPANY

     Asset Investors Corporation was incorporated under Maryland law on October 14, 1986 by MDC. The Common Stock is listed on the NYSE under the symbol "AIC." The company's assets primarily are non-agency MBS bonds (which it began acquiring in the second quarter of 1994) and shares of common stock of Commercial Assets and, to a lesser extent, CMO Ownership Interests and other mortgage-related assets.

B.   PRESENTATION OF FINANCIAL STATEMENTS

     The Condensed Consolidated Financial Statements of the company presented herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Financial Statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the company as of March 31, 1995 and for the period then ended and for all prior periods presented. These statements are condensed and do not include all the information required by GAAP in a full set of financial statements. These statements should be read in conjunction with the company's Consolidated Financial Statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

     Certain reclassifications have been made in the 1994 Condensed Consolidated Financial Statements to conform to the classifications used in the current year.

C.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The Condensed Consolidated Financial Statements include the accounts of the company and its wholly owned corporate subsidiaries, Asset Mortgage Funding, Asset Funding, Asset Acceptance, Asset Southwest, Asset Acquisition, Asset Finance, Asset Securitization and each of the company's CMO Subsidiaries. The portion of the ownership interest of each such CMO Subsidiary not owned by the company is accounted for as minority interest. The company owns approximately 27% of the shares of Commercial Assets which is recorded under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

     INCOME TAXES - The company intends to operate in a manner that will permit it to qualify for the income tax treatment accorded to a REIT. If it so qualifies, the company's REIT income, with certain limited exceptions, will not be subject to federal income tax at the corporate level. Accordingly, no provision for taxes has been made in the Condensed Consolidated Financial Statements.

     In order to maintain its status as a REIT, the company is required, among other things, to distribute annually to its shareowners at least 95% of the greater of its REIT income or Excess Inclusion income and meet certain asset, income and stock ownership tests. The company currently intends to distribute at least 100% of the greater of its REIT income or Excess Inclusion income to its shareowners within the time limits prescribed by the Code.

D.   SALE OF CMO OWNERSHIP INTERESTS

     On March 30, 1995, Asset Securitization sold 28 CMO Ownership Interests classified as available-for-sale for $14,927,000. No gain or loss was recognized at the time of the sale. The proceeds from the sale and $15,569,000 of restricted cash for secured notes payable were used to repay the $28,437,000 outstanding principal balance of the secured notes and $355,000 of accrued interest, and $1,704,000 of proceeds was provided to the company. As of December 31, 1994, the company recognized $1,205,000 of net holding losses related to the assets sold. The following table presents the unaudited summary consolidated financial position of the company at December 31, 1994, as if the March 30, 1995 sale of the CMO Ownership Interests and retirement of the secured notes payable had occurred at that date (in thousands):


                                                      December 31, 1994
                                                  ---------------------------
                                                  As Reported      Pro Forma
                                                  -----------     -----------
                                                                  (Unaudited)

Restricted cash for secured notes payable         $   15,862       $     --
Non-agency MBS bonds                                  32,544         32,544
Investment in Commercial Assets                       21,068         21,068
CMO Residuals and Acquired CMO Classes                 9,834          2,466
CMO Subsidiaries-assets                            1,054,628        463,801
Other assets                                          17,575         17,775
                                                  ----------       --------
  Total Assets                                    $1,151,511       $537,654
                                                  ----------       --------
                                                  ----------       --------

Secured notes payable                                $30,592            $--
CMO Subsidiaries - liabilities                     1,038,969        458,724
Other liabilities                                      5,982          5,593
                                                  ----------       --------

  Total Liabilities                                1,075,543        464,317

Minority interest - CMO Subsidiaries                   3,003            372
Stockholders' Equity                                  72,965         72,965
                                                  ----------       --------

  Total Liabilities and Stockholders' Equity      $1,151,511       $537,654
                                                  ----------       --------
                                                  ----------       --------


     The following table presents the unaudited summary consolidated results of operations of the company for the three months ended March 31, 1995 and 1994, as if the March 30, 1995 sale of the CMO Ownership Interests that collateralized the secured notes payable and retirement of the secured notes payable had occurred at the beginning of these periods (in thousands):


                                        Three Months Ended March 31,
                            --------------------------------------------------
                                       1995                       1994
                            -------------------------  -----------------------
                            As Reported      ProForma  As Reported    Proforma
                            -----------      --------  -----------    --------
Revenues                      $26,905        $12,585     $44,501      $19,317
                              -------        -------     -------      -------
                              -------        -------     -------      -------

Net income                    $ 4,007        $ 3,124     $ 6,515      $ 1,730
                              -------        -------     -------      -------
                              -------        -------     -------      -------

E.   ADDITIONAL FINANCIAL INFORMATION

     Presented below is certain financial information about the company on a condensed partially unconsolidated basis. The partially unconsolidated presentation nets the assets, liabilities and minority interest of the CMO Subsidiaries on the balance sheets and nets the revenues, expenses and minority interest of the CMO Subsidiaries on the statements of operations. This presentation reflects the company's net equity in its CMO Ownership Interests so it is comparable to the company's other assets and revenues. The balance sheets at March 31, 1995 and December 31, 1994 and the statements of operations for the three months ended March 31, 1995 and 1994 are as follows (in thousands):

                                           March 31,  December 31,
                                              1995       1994
                                           ---------  ------------
BALANCE SHEETS
     Non-agency MBS bonds                    $43,570   $ 32,544
     Investment in Commercial Assets          20,936     21,068
     CMO Ownership Interests                   6,333     22,490
     Other assets                              9,286     33,437
                                             -------   --------
      Total Assets                             80,125   109,539
                                             -------   --------

     Secured notes payable                        --     30,592
     Other liabilities                         5,063      5,982
                                             -------   --------

      Total Liabilities                        5,063     36,574
                                             -------   --------

     Stockholders' Equity                    $75,062   $ 72,965
                                             -------   --------
                                             -------   --------



                                          Three Months Ended March 31,
                                          ----------------------------
                                                    1995         1994
                                                  -------      -------
STATEMENTS OF OPERATIONS

  Non-agency MBS bonds                             $1,333       $   --
  Equity in earnings of Commercial Assets             420          124
  CMO Ownership Interests                           1,474        1,429
  Net gain on sale of assets                        2,031        6,264
  Other                                               374          241
                                                  -------      -------

   Total Revenues                                   5,632        8,058
                                                  -------      -------

  Management fees                                     237          135
  General and administrative                          791          617
  Interest on borrowings                              597          791
                                                  -------      -------

   Total Expenses                                   1,625        1,543
                                                  -------      -------

  Net Income                                       $4,007       $6,515
                                                  -------      -------
                                                  -------      -------

F.   NON-AGENCY MBS BONDS

     Through March 31, 1995, the company acquired 114 non-agency MBS bonds, with an aggregate outstanding principal balance on the date of acquisition of $128,868,000 and an aggregate total cost of $45,321,000. The net carrying value of the company's non-agency MBS bonds was as follows (dollar amounts in thousands):


                                                                          Outstanding Balance
                                                                      -------------------------
                                                                       March 31,   December 31,
                                             Price(1)   Coupon(2)        1995          1994
                                             --------   ---------     ----------   ------------
                                                                      (Unaudited)
Non-agency MBS bonds collateralized by:
  30-year fixed-rate mortgage loans            35.2%       7.0%         $93,056       $56,955
  15-year fixed-rate mortgage loans            38.6        6.5           15,738        12,364
  Adjustable-rate mortgage loans               27.2        6.4            4,206         4,219
  Second tier mortgage loans(3)                58.9        6.5           14,446        14,473
                                               -----       ----         -------       -------
                                               39.2%       6.9%         127,446        88,011
                                               -----       ----
                                               -----       ----
Less:
  Allowance for credit losses                                           (30,131)      (22,075)
  Unamortized discount                                                  (53,745)      (33,392)
                                                                        -------       -------
                                                                        $43,570       $32,544
                                                                        -------       -------
                                                                        -------       -------

_________________________
(1) Weighted-average price as a percentage of the principal balance of the non-agency MBS bonds acquired.
(2)  Weighted-average coupon of non-agency MBS bonds at March 31, 1995.
(3) The second tier mortgages are all adjustable-rate mortgages and include $8,150,000 and $8,165,000 of "B" rated non-agency MBS bonds at March 31, 1995 and December 31, 1994, respectively.


     The outstanding principal balance of the mortgage loans that are the collateral for the non-agency MBS bonds which the company owns a subordinate class and the outstanding principal balance of the non-agency MBS bonds senior to the company's subordinate non-agency MBS bonds was approximately $26,500,000,000 and $26,400,000,000, respectively, at March 31, 1995. During the three months ended March 31, 1995, the company: (i) provided an additional $8,137,000 allowance for credit losses related to the $39,926,000 principal amount of non-agency MBS bonds acquired during the quarter; (ii) recorded no bad debt expense; and (iii) charged $81,000 of losses of principal against the allowance for credit losses, resulting in a $30,131,000 allowance for credit losses at March 31, 1995. As of March 31, 1995, there were 29 mortgage loans that collateralize the company's non-agency MBS bonds with an outstanding principal balance of $9,518,000 that were considered seriously delinquent (three or more payments late plus loans in foreclosure). The company acquires its non-agency MBS bonds at a significant discount. The potential economic loss from the company's seriously delinquent mortgage loans (the product of the outstanding principal balance and the company's purchase price of the related non-agency MBS bond) at March 31, 1995 could range from $0 to $3,743,000. The eventual amount of the company's economic loss from these seriously delinquent mortgage loans is dependent upon: (i) the portion of these mortgage loans that are foreclosed and (ii) the net amount recovered from the foreclosure sale of the defaulted mortgage loans.

     The principal amount of the credit support non-agency MBS bonds acquired by the company represent a small percentage of the principal amount of the total non-agency MBS bonds issued to securitize a pool of residential mortgage loans. At March 31, 1995, the weighted-average percentage of the principal amount of the credit support non-agency MBS bonds owned by the company represented 0.50% of the principal amount of the total non-agency MBS bonds in the related securitization.

G.   CMO SUBSIDIARIES

     CMO SUBSIDIARIES-MORTGAGE COLLATERAL AND OTHER ASSETS - Presented below is a schedule of CMO Subsidiaries-Mortgage Collateral and other assets which secure CMO Subsidiaries-CMO Bonds at March 31, 1995 and December 31, 1994 (dollar amounts in thousands):

                                      Range of Pass-
                                     Through Rates (%)   March 31,  December 31,
                                     at March 31, 1995      1995       1994
                                     -----------------  ----------  ------------
                                                        (Unaudited)
Mortgage Certificates
  GNMA Certificates                             9.0      $ 62,061   $  340,021
  FNMA Certificates                         7.8-9.5        99,165      180,685
  FHLMC Certificates                       9.0-10.0       145,094      401,860
  Private Certificates                           --            --        7,287
Mortgage Loans                             8.1-10.5         4,886        5,122
                                                         --------   ----------
                                                          311,206      934,975
  Unamortized premium, net of
    discount                                                   34       (2,013)
                                                         --------   ----------

CMO Subsidiaries-Mortgage
  Collateral, net                                         311,240      932,962

CMO Subsidiaries-Other Assets
  Restricted cash                                          56,725      109,830
  Accrued interest receivable                               3,666       11,250
  CMO issuance costs, net                                     353          586
                                                         --------   ----------
                                                         $371,984   $1,054,628
                                                         --------   ----------
                                                         --------   ----------

     During the three months ended March 31, 1995 and 1994, the company exercised the Call Rights with respect to certain CMO Subsidiaries, recognizing net gains of $2,008,000 and $1,647,000, respectively. The exercise of Call Rights resulted in the sale of $45,698,000 and $36,003,000 principal amount of Mortgage Collateral during the three months ended March 31, 1995 and 1994, respectively, and the early redemption of the related CMO Bonds.

     At March 31, 1995 and December 31, 1994, $49,512,000 and $79,658,000,
respectively, in restricted cash was held by a trustee representing proceeds from the sale of Mortgage Collateral related to the exercise of Call Rights pending the redemption of the related CMO Bonds. CMO Bonds with an outstanding principal balance of $46,582,000 at March 31, 1995 were redeemed at par on May 1, 1995, and CMO Bonds with an outstanding principal balance of $76,019,000 at December 31, 1994 were redeemed at par on January 1 and February 1, 1995.

     CMO SUBSIDIARIES-CMO BONDS - Presented below is a schedule of outstanding:
(i) CMO Bonds issued by Asset Mortgage Funding and Asset Funding; (ii) CMO Bonds relating to other CMO Subsidiaries; and (iii) multi-participant CMO issuances in which Asset Acceptance and Asset Southwest participated (to the extent of such participation) and the related accrued interest payable at March 31, 1995 and December 31, 1994 (amounts in thousands).

                                                March 31,      December 31,
                                                  1995              1994
                                               ----------      ------------
                                               (Unaudited)
  Asset Mortgage Funding                         $191,131        $  275,490
  Asset Funding                                        --            43,840
  Other CMO Subsidiaries                          164,290           703,221
  Asset Acceptance                                  3,854             4,111
  Asset Southwest                                     974               979
                                                 --------        ----------
                                                  360,249         1,027,641
     Unamortized discount                         (19,527)          (60,390)
     Reserve                                       20,682            53,937
                                                 --------        ----------

CMO Subsidiaries-CMO Bonds, net                   361,404         1,021,188
Accrued interest payable                            6,258            17,781
                                                 --------        ----------
                                                 $367,662        $1,038,969
                                                 --------        ----------
                                                 --------        ----------


H.   CMO RESIDUALS AND ACQUIRED CMO CLASSES

     The company's CMO Residuals had an unamortized cost of $2,072,000 and $9,561,000 and its Acquired CMO Classes had an unamortized cost of $263,000 and $273,000 at March 31, 1995 and December 31, 1994, respectively. Substantially all of these CMO Residuals and Acquired CMO Classes are at, or are nearing, the ends of their economic lives. Accordingly, the company does not anticipate these assets will generate significant amounts of income in the future.

     During the three months ended March 31, 1995 and 1994, the company either sold or exercised its Call Rights on CMO Residuals and Acquired CMO Classes with an unamortized cost of $48,000 and $1,408,000, respectively, recognizing a net gain of $23,000 and $4,617,000, respectively.

I.   INVESTMENT IN COMMERCIAL ASSETS

     On March 31, 1995 and December 31, 1994, the company owned 2,761,126 shares (approximately 27%) of the common stock of Commercial Assets. Presented below is the summarized financial information of Commercial Assets as reported to the company (in thousands):

BALANCE SHEET                                      March 31,    December 31,
                                                     1995           1994
                                                   ---------    ------------
                                                  (Unaudited)
CMBS bonds                                           $73,938       $74,046
Cash and cash equivalents                              5,715        12,367
Other assets                                           1,254         1,191
                                                     -------       -------
  Total Assets                                        80,907        87,604
                                                     -------       -------

Short-term borrowings                                  4,000        10,295
Other liabilities                                      2,261         2,637
                                                     -------       -------

  Total Liabilities                                    6,261        12,932
                                                     -------       -------

Stockholders' Equity                                 $74,646       $74,672
                                                     -------       -------
                                                     -------       -------


STATEMENTS OF INCOME                          Three Months Ended March 31,
                                              ----------------------------
                                                       1995          1994
                                                     -------       -------
                                                           (Unaudited)
CMBS bonds                                            $2,210          $357
Other revenues                                           139           512
                                                      ------          ----
  Total Revenues                                       2,349           869
                                                      ------          ----

Management fees                                          232            75
General and administrative expenses                      394           341
Interest on borrowings                                   190            --
                                                      ------          ----

  Total Expenses                                         816           416
                                                      ------          ----

Net Income                                            $1,533          $453
                                                      ------          ----
                                                      ------          ----

J.   SHORT-TERM BORROWINGS

     To, among other things, increase amounts available to acquire non-agency MBS bonds, the company uses Repurchase Agreements and a credit facility, in each case collateralized by certain non-agency MBS bonds. The collateral value and interest rate related to these borrowing agreements is subject to periodic adjustment. At March 31, 1995, the company was able to borrow $1,122,000 under one Repurchase Agreement, based on the value of the pledged collateral. As of March 31, 1995 and December 31, 1994, borrowings under this Repurchase Agreement had an original maturity of 30 days, an effective interest rate of 7.38% and an aggregate outstanding principal balance of $598,000 and $658,000, respectively.

     On December 23, 1994 the company entered into a one-year credit facility secured by certain non-agency MBS bonds. At March 31, 1995, the company was able to borrow $3,088,000 under the credit facility, based on the value of the pledged collateral. The credit facility is also subject to certain financial covenants, with which the company is in compliance, and bears interest, payable monthly, based on one-month LIBOR. At March 31, 1995 and December 31, 1994, $1,000,000 and $2,100,000, respectively, were borrowed under the credit facility at effective interest rates of 7.13% and 7.49%, respectively.

     In April 1995, the company negotiated two additional Repurchase Agreements and pledged additional non-agency MBS bonds to secure its various Repurchase Agreements and one-year credit facility, increasing the amount the company can borrow to a maximum of $17,514,000.

K.   OTHER MATTERS

     The company has entered into a series of Management Agreements with the Manager through December 31, 1995. Pursuant to the Management Agreement, the Manager advises the company on its business and oversees its day-to-day operations subject to the supervision of the company's Board of Directors, the majority of whom are Independent Directors. During the three months ended March 31, 1995 and 1994, the company incurred management fees of $126,000 and $56,000, respectively. The company also incurred Administrative Fees pursuant to the Management Agreements referred to above and certain administration agreements entered into with the Manager in connection with certain of the company's CMO Ownership Interests and non-agency MBS bonds. Administrative Fees incurred for the three months ended March 31, 1995 and 1994 were $327,000 and $361,000, respectively.

     The company has an NOL carryover of approximately $100,000,000 at March 31, 1995 which can be used to reduce the company's requirement under the Code to distribute at least 95% of REIT income but does not reduce the requirement to distribute 95% of Excess Inclusion income. As of March 31, 1995, the company also has a capital loss carryover of approximately $19,000,000 which expires in 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     CAPITALIZED TERMS NOT OTHERWISE DEFINED IN THE NARRATIVE BELOW SHALL HAVE THE MEANING INDICATED IN THE "SUMMARY OF DEFINITIONS" WHICH MAY BE FOUND AT THE END OF THIS REPORT.

     GENERAL - Asset Investors Corporation is a real estate investment trust
(REIT) that was incorporated by MDC under Maryland law in 1986. The Common Stock of Asset Investors Corporation is listed on the NYSE under the symbol "AIC." Asset Investors owns and manages ownership interests in residential mortgage loan securitizations (non-agency MBS bonds and CMO Ownership Interests) and owns approximately 27% of the common stock of Commercial Assets, Inc.
(AMEX: CAX).

     For all taxable years commencing on or after January 1, 1987, the company has operated, and in the future intends to operate, in a manner that will permit it to qualify for the income tax treatment accorded to a REIT under the Code.
If it so qualifies, the company's REIT income and Excess Inclusion income, with certain limited exceptions, will not be subject to federal income tax at the corporate level. In order to maintain its REIT status, the company will be required, among other things, to distribute annually (as determined under the Code) to its shareowners at least 95% of the greater of its REIT income or Excess Inclusion income and to meet certain asset, income and stock ownership tests.

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

     Through the first quarter of 1995, the company continued its strategy of acquiring credit-sensitive assets that should benefit from an improving economy. During the three months ended March 31, 1995, the company acquired 30 non-agency MBS bonds with an aggregate outstanding balance on the date of acquisition of $39,926,000 at an aggregate total cost of $11,697,000 (a weighted-average acquisition price of 30.2%) and with a weighted-average pass-through coupon of 7.3%. The company acquired an additional five non-agency MBS bonds during April 1995 at a cost of $1,880,000, bringing the total cost of the 119 non-agency MBS bonds acquired by the company from April 1994 through the end of April 1995 to $47,201,000. The 1995 acquisitions were made using the remaining proceeds of the December 16, 1994 Rights Offering and operating cash flows not needed to pay expenses or make dividend distributions. The non-agency MBS bonds acquired through April 30, 1995 have a weighted average pass-through coupon of 6.8% and were acquired at a weighted-average acquisition price of 38.6%.

     On March 30, 1995, Asset Securitization sold 28 CMO Ownership Interests for $14,927,000. The proceeds from the sale plus $15,569,000 of restricted cash were used to repay $28,437,000 principal amount of secured notes and $355,000 of accrued interest and $1,704,000 of proceeds was provided to the company. The 28 CMO Ownership Interests were classified as "available for sale" for accounting purposes as of December 31, 1994 and, accordingly, the company recognized, as of such date, $1,205,000 of net holding losses for Book income purposes related to the 28 CMO Ownership Interests sold. As a result, no gain or loss was recorded at the time of the sale of the CMO Ownership Interests and repayment of the secured notes in 1995.

     The acquisition of 30 non-agency MBS bonds, the recent sale of 28 CMO Ownership Interests and the repayment of the secured notes significantly has changed the assets of the company at March 31, 1995 compared to December 31, 1994 and 1993. The table below presents the condensed, partially unconsolidated, assets of the company at March 31, 1995, December 31, 1994 and 1993. The partially unconsolidated presentation nets the assets, liabilities and minority interest of the CMO Subsidiaries. This presentation reflects the company's net equity in its CMO Ownership Interests so it is comparable to the company's other assets (dollar amounts in thousands, see Note E to the Condensed Consolidated Financial Statements).


                                                  March 31, 1995              December 31, 1994             December 31, 1993
                                          -------------------------    --------------------------     -------------------------
                                                            Percent                       Percent                       Percent
                                            Amount         of Total      Amount          of Total       Amount         of Total
                                            ------         --------      ------          --------       ------         --------
Non-agency MBS bonds                       $43,570            54%       $ 32,544            30%        $    --            --%
Investment in Commercial Assets             20,936            26          21,068            19          20,625            22
CMO Ownership Interests                      6,333             8          22,490            21          46,902            50
Other assets (1)                             9,286            12          33,437            30          26,723            28
                                           -------           ----       --------           ----        -------           ----

     Total assets                          $80,125           100%       $109,539           100%        $94,250           100%
                                           -------           ----       --------           ----        -------           ----
                                           -------           ----       --------           ----        -------           ----

- ---------------
(1) Includes $7,182,000, $30,823,000 and $24,602,000 of cash and restricted cash at March 31, 1995 and December 31, 1994 and 1993, respectively.



     Unlike the agency-guaranteed mortgage certificates which are pledged to secure the CMO Bonds related to the company's CMO Ownership Interests, the company's unrated subordinate non-agency MBS bonds have substantial credit risk. Non-agency MBS bonds are collateralized by non-conforming mortgage loans that do not meet GNMA, FNMA or FHLMC guarantee standards generally because the mortgage loans exceed agency size limits (e.g., the current FNMA limit is $203,150) or the borrower does not meet other agency credit underwriting criteria. The company generally acquires the class of the non-agency MBS bond which bears the first losses from the related Mortgage Collateral. If a borrower defaults on a non-conforming mortgage loan which is pledged as collateral for a residential mortgage loan securitization and the proceeds of the foreclosure sale of the property securing the mortgage loan are less than the unpaid balance of the mortgage, foreclosure costs and servicer advances, the company, as the holder of the first-loss class, would suffer a loss up to the then outstanding principal balance of such class. Conversely, the holder of an agency-guaranteed mortgage loan virtually is assured of full payment of principal and interest due to the agency guarantee.

     The company intends to use its available funds and may use a conservative amount of leverage to acquire additional non-agency MBS bonds. While the company's primary emphasis will be on the acquisition of subordinate unrated non-agency MBS bonds, future acquisitions may include, among other things, rated classes of residential mortgage loan securitizations and participations in residential real estate. The company also may acquire or originate agency-guaranteed and non-conforming mortgage loans which, among other things, may be used for future securitizations.

     The schedule below presents certain information with respect to the company's acquisition and disposition of CMO Subsidiaries, CMO Residuals, Acquired CMO Classes and non-agency MBS bonds since inception (dollar amounts in thousands).


                                                                                     Acquired CMO                Non-agency
                                CMO Subsidiaries            CMO Residuals               Classes                 MBS Bonds(2)
                             -------------------------   --------------------     ---------------------    ----------------------
Period/Quarter               Number    Initial Cost(1)   Number  Initial Cost     Number   Initial Cost    Number    Initial Cost
- --------------               ------    ---------------   ------  ------------     ------   ------------    ------    ------------
ACQUISITIONS
1986-1991                      42         $220,486         47      $113,570          4        $21,305        --        $    --
1992                           --               --         18        41,259         11         42,953        --             --
1993                           --               --         --            --          1          4,250        --             --
1994
 Second                        --               --         --            --         --             --        28         13,185
 Third                         --               --         --            --         --             --        15          3,891
 Fourth                        --               --         --            --         --             --        41         16,548
1995
  First                        --               --         --            --         --             --        30         11,697
                               --         --------         --      --------         --        -------       ---        -------
Subtotal                       42          220,486         65       154,829         16         68,508       114         45,321
                               --         --------         --      --------         --        -------       ---        -------
SALES/REDEMPTIONS
1986-1991                      --               --          1         3,459          2         13,889        --             --
1992                            1            4,000         --            --          1          6,425        --             --
1993                            6            9,839         10        23,196         10         35,586        --             --
1994
 First                          2            2,946          1         7,878          1          7,367        --             --
 Second                         2            3,175         --            --         --             --        --             --
 Third                          1              876         --            --         --             --        --             --
 Fourth                         5           13,315          7         9,665          1          4,250        --             --
1995
 First                         15          129,715         15        46,853         --             --        --             --
                               --         --------         --      --------         --        -------       ---        -------
Subtotal                       32          163,866         34        91,051         15         67,517        --             --
                               --         --------         --      --------         --        -------       ---        -------

Initial cost of
assets held at
March 31, 1995                 10          $56,620         31       $63,778          1           $991       114        $45,321
                               --         --------         --      --------         --        -------       ---        -------
                               --         --------         --      --------         --        -------       ---        -------

________________
(1) Does not include the company's minority interest in four series of multi-participant CMO issuances with an aggregate cost of $3,786,000.
(2) The company acquired an additional five non-agency MBS bonds during April 1995 at an aggregate cost of $1,880,000.

                            RESULTS OF OPERATIONS FOR
                 THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994

BOOK INCOME

     The company had Book income (computed in accordance with GAAP) of $4,007,000 ($.17 per share) for the three months ended March 31, 1995, compared with $6,515,000 ($.46 per share) for the three months ended March 31, 1994. Book income included gains from the exercise of Call Rights of $2,031,000
($.08 per share) and $6,264,000 ($.44 per share) for the quarters ended
March 31, 1995 and 1994, respectively. Excluding these gains, Book income increased from $251,000 ($.02 per share) in the first quarter of 1994 to $1,976,000 ($.08 per share) in the first quarter of 1995.

     On December 16, 1994, the company completed a Rights Offering that resulted in net proceeds of $17,208,000 and increased the company's outstanding Common Stock by 71%, from 14,158,208 shares to 24,212,002 shares. The proceeds of the Rights Offering allowed the company to acquire additional high-yielding non-agency MBS bonds.

     The table below summarizes the company's results of operations during the three months ended March 31, 1995 and 1994 and a comparison between the periods (in thousands, except per share data).

                                               Three Months Ended
                                                     March 31,
                                               ------------------    Increase
                                                1995        1994    (Decrease)
                                               ------      ------  ----------
CMO Subsidiaries                               $  946    $    140    $    806
CMO Residuals and Acquired CMO Classes            528       1,289        (761)
Net gain on the sale of assets                  2,031       6,264      (4,233)
                                               ------    --------    --------
  CMO Ownership Interests                       3,505       7,693      (4,188)

Non-agency MBS bonds                            1,333          --       1,333
Equity in earnings of Commercial Assets           420         124         296
Other income                                      374         241         133
                                               ------    --------    --------
                                                5,632       8,058      (2,426)

Management fees                                   237         135         102
General and administrative                        791         617         174
Interest                                          597         791        (194)
                                               ------    --------    --------
                                                1,625       1,543          82
                                               ------    --------    --------

Book income                                    $4,007    $  6,515     $(2,508)
                                               ------    --------    --------
                                               ------    --------    --------
Book income per share                          $  .17    $    .46     $  (.29)
                                               ------    --------    --------
                                               ------    --------    --------

Estimated REIT loss                            $ (500)   $(11,679)   $ 11,179
                                               ------    --------    --------
                                               ------    --------    --------
Estimated REIT loss per share                  $ (.02)       (.83)   $    .81
                                               ------    --------    --------
                                               ------    --------    --------

Excess Inclusion income                        $  600    $  1,018    $   (418)
                                               ------    --------    --------
                                               ------    --------    --------
Excess Inclusion income per share              $  .02    $    .07    $   (.05)
                                               ------    --------    --------
                                               ------    --------    --------

Weighted average shares outstanding            24,227      14,080      10,147

     NET GAIN ON SALE OF ASSETS - During the three months ended March 31, 1995 and 1994, the company exercised Call Rights on CMO Ownership Interests resulting in gains of $2,008,000 ($.08 per share) and $6,264,000 ($.44 per share), respectively. The exercise of these Call Rights during the three months ended March 31, 1995 and 1994 reduced the outstanding principal amount of the company's Mortgage Collateral by $45,698,000 and $36,003,000, respectively.

     On March 30, 1995, Asset Securitization sold 28 CMO Ownership Interests and repaid the secured notes payable, as discussed above. As of December 31, 1994, the company recognized $1,205,000 of net holding losses for Book income purposes related to the 28 CMO Ownership Interests sold. As a result, no gain or loss was recorded on the sale of the CMO Ownership Interests and repayment of the secured notes in 1995. During the three months ended March 31, 1995 and 1994, the company earned Book income from Asset Securitization of $883,000 and $4,785,000 (including a $4,664,000 gain from the exercise of a Call Right in 1994), respectively.

     CMO RESIDUALS AND ACQUIRED CMO CLASSES - Book income from the company's CMO Residuals, before write-downs, decreased $733,000 ($.03 per share) during the three months ended March 31, 1995, compared with the same period in 1994. The company's Book income from Acquired CMO Classes decreased by $28,000 ($.00 per share) during the three months ended March 31, 1995, compared with the same period in 1994. The Book income from CMO Residuals and Acquired CMO classes continues to decrease because they are at, or are nearing, the end of their economic lives. Accordingly, the company does not anticipate these assets will generate significant amounts of income in the future.

     CMO SUBSIDIARIES - The company's Book income from CMO Subsidiaries improved in 1995 compared with 1994 by $806,000 ($.03 per share), primarily due to lower mortgage prepayments. Lower mortgage prepayments positively impact Book income because less amortization of the CMO Bond discount is required to be recognized as interest expense.

     The aggregate proportionate principal balance of the LIBOR Classes underlying the company's Variable-Rate CMO Ownership Interests and the aggregate proportionate notional principal amount of the Variable-Rate Acquired CMO Classes were $12,054,000 and $225,388,000 at March 31, 1995 and 1994,
respectively. The LIBOR Classes decreased by $113,157,000 due to the March 30, 1995 sale of 28 CMO Ownership Interests. As a result, increases and decreases in LIBOR should not have a significant impact on the company's interest expense from Variable-Rate CMO Ownership Interests in the future.

     COMMERCIAL ASSETS - Commercial Assets commenced operations on October 12, 1993, and had only limited operations in 1993 and the first quarter of 1994. As reported to the company, Commercial Assets has acquired, since its inception, 11 CMBS bonds from six securitizations at a cost of $74,433,000. At March 31, 1995 and 1994, these CMBS bonds had an outstanding balance of $101,089,000 and $58,383,000, respectively, and a weighted-average yield-to-maturity before credit losses of 13.4% and 11.0%, respectively. Income from the company's ownership interest in Commercial Assets (which for Book income purposes is determined based on the company's percentage of ownership interest in Commercial Assets and Commercial Assets' Book income) increased by $296,000 ($.01 per share) due to the CMBS bonds acquired by Commercial Assets during 1994.

     NON-AGENCY MBS BONDS - From April 1994 to March 1995, the company acquired 114 non-agency MBS bonds with an outstanding principal balance of $128,868,000 and weighted-average coupon of 6.79% at acquisition. The company's accounting policies require that the company record an allowance for credit losses at the time a non-agency MBS bond is acquired. At March 31, 1995, the allowance for credit losses related to the company's non-agency MBS bonds was $30,131,000. The allowance reduces substantially the amount of Book income the company records from these assets.

     As of March 31, 1995, there were 29 mortgage loans that collateralize the company's non-agency MBS bonds with an outstanding principal balance of $9,518,000 that were considered seriously delinquent (three or more payments late plus loans in foreclosure). The company acquires its non-agency MBS bonds at a significant discount. The potential economic loss from the company's seriously delinquent mortgage loans (the product of the outstanding principal balance and the company's purchase price of the related non-agency MBS bond) at March 31, 1995 could range from $0 to $3,743,000. The eventual amount of the company's economic loss from these seriously delinquent mortgage loans is dependent upon: (i) the portion of these mortgage loans that are foreclosed and
(ii) the net amount recovered from the foreclosure sale of the defaulted mortgage loans. The company is monitoring the collection activities of the servicers of these mortgage loans in an attempt to mitigate potential principal losses allocated to the company.

     The company's effective yield on its non-agency MBS bonds at March 31, 1995 and December 31, 1994, based on an estimate of the timing and amount of future credit losses, was 15.0%. The company had no non-agency MBS bonds at March 31, 1994.

     GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses increased $174,000 ($.01 per share) during the three months ended March 31, 1995, compared with the same period in 1994. The increase resulted from, among other things, the increase in the accrual of DERs of $52,000 and higher legal and accounting fees of $118,000.

     MANAGEMENT FEES - Incentive Fees accrued to the Manager under the Management Agreement for the three months ended March 31, 1995, and 1994 were $78,000 and $0, respectively. During the three months ended March 31, 1995, the Base Fee decreased $8,000 to $48,000 compared with 1994. In addition, the company pays Administrative Fees primarily to the Manager and, to a much lesser extent, unaffiliated CMO administrators for each of its CMO Ownership Interests and non-agency MBS bonds. During the three months ended March 31, 1995 and 1994, Administrative Fees totaled $341,000 and $375,000, respectively.

     INTEREST EXPENSE - Interest expense on the company's borrowing facilities decreased by $194,000 ($.01 per share) during the three months ended March 31, 1995, compared to the same period in 1994. The decrease in interest expense in 1995 compared with 1994 was attributable to the repayment of $11,408,000 of the secured notes payable in 1994.

     The company's debt-to-equity ratio (excluding CMO Subsidiaries and CMO Bonds) at March 31, 1995 and 1994 was .07 to 1 and .77 to 1, respectively. The debt-to-equity ratio at March 31, 1994 without the effect of the non-recourse secured notes payable (and related equity) was .08 to 1.

REIT INCOME

     The company incurred an estimated REIT loss of $500,000 ($.02 per share) for the three months ended March 31, 1995, compared with a REIT loss of $11,679,000 ($.83 per share) for the same period in 1994. The company recognized approximately $8,000,000 ($.33 per share) of net capital losses during the three months ended March 31, 1995; such capital losses are not included in REIT income, but increased the company's capital loss carryover to approximately $19,000,000 at March 31, 1995. Under the Code, capital losses do not offset REIT income. For the three months ended March 31, 1994, the company recognized $5,293,000 ($.38 per share) of net capital gains from the exercise of Call Rights; which were reduced, as required by the Code, to zero by the company's capital loss carryovers from prior years.

     The estimated REIT losses during the three months ended March 31, 1995 and 1994 included $2,000,000 and $262,000, respectively, of interest expense related to the write off of unamortized discount from CMO Bonds redeemed during the period from the exercise of Call Rights. Exclusive of the interest expense related to exercising Call Rights, the company earned estimated REIT income of $1,500,000 ($.06 per share) and incurred a REIT loss of $11,417,000 ($.81 per share) during the three months ended March 31, 1995 and 1994, respectively.

     The higher 1994 REIT loss predominantly resulted from continued low mortgage interest rates which resulted in high levels of prepayments of the Mortgage Collateral underlying the company's CMO Ownership Interests through May 1994. The high levels of prepayments resulted in significant amounts of non-cash interest expense from amortization of the discounts on the company's CMO Bonds.

     Assuming that current operating expense levels are maintained and that losses on the company's non agency MBS bonds do not exceed expected levels, the company believes REIT income from continuing operations in 1995 and future years should improve from 1994 levels as the company's REIT income from non-agency MBS bonds increases and REIT losses from the company's CMO Ownership Interests decline as a result of sales, exercises of Call Rights and principal paydowns.

EXCESS INCLUSION INCOME

     The company's Excess Inclusion income for the three months ended March 31, 1995 was approximately $600,000 ($.02 per share) compared with $1,018,000 ($.07 per share) during the three months ended March 31, 1994.

     Excess Inclusion income is attributable to the company's residual interests in REMICs. During the three months ended March 31, 1995 and 1994, Excess Inclusion income exceeded REIT income. Excess Inclusion income may not be reduced by any expenses or deductions, including normal operating expenses, losses from the company's CMO Ownership Interests and NOLs. Dividends paid to shareowners of the company will be characterized as Excess Inclusion income to the extent that such dividends are attributable to Excess Inclusion income realized by the company.

     The March 30, 1995 sale of CMO Ownership Interests resulted in the sale of most of the REMIC residual interests owned by the company that generated Excess Inclusion income. As a result, the company believes that its Excess Inclusion income for the remainder of 1995 will be significantly less than in previous periods.

NOL CARRYOVER

     The company had an NOL carryover of approximately $100,000,000 as of March 31, 1995; the NOL can be used to reduce the company's requirement to distribute at least 95% of its REIT income but does not reduce its requirement to distribute 95% of Excess Inclusion income.

RECONCILIATION OF REIT INCOME, EXCESS INCLUSION INCOME AND BOOK INCOME

     The company computes its income in accordance with the Code (REIT income and Excess Inclusion income) and in accordance with GAAP (Book income). As a REIT, the company's REIT income and Excess Inclusion income are extremely important because they are the basis upon which the Code requires the company to make distributions to shareowners. However, the Commission requires all public companies to report their income in accordance with GAAP. The differences between REIT income, Excess Inclusion income and Book income are discussed below.

     The difference between Excess Inclusion income and REIT income was $1,100,000 ($.04 per share) during the three months ended March 31, 1995 and $12,697,000 ($.90 per share) during the three months ended March 31, 1994. These differences resulted from expenses and deductions, including normal operating expenses, losses from the company's CMO Ownership Interests and NOLs, which reduce REIT income but do not reduce Excess Inclusion income.

     During the three months ended March 31, 1995, Book income exceeded REIT income by $4,507,000 ($.19 per share), and during the three months ended March 31, 1994, REIT income exceeded Book income by $18,194,000 ($1.29 per share). Substantially all of the difference between REIT income and Book income is due to: (i) gains on the sales of assets recorded for Book income purposes that are reduced to zero for REIT income purposes due to the company's capital loss carryover; and (ii) differences in the calculation of discount and premium amortization for REIT income compared to Book income attributable to non-agency MBS bonds and CMO Ownership Interests.

DIVIDEND DISTRIBUTIONS

     During the three months ended March 31, 1995, the company declared a regular dividend of $1,938,000 ($.08 per share). Since its inception, the company has distributed dividends to its shareowners totaling $222,922,000 ($17.03 per share). The distributions included cash dividends of $170,324,000 ($13.29 per share) and the value of 7,040,043 shares of common stock of Commercial Assets (one-half share of common stock of Commercial Assets for every share of Common Stock owned) distributed to the company's shareowners on October 12, 1993. During the three months ended March 31, 1994, the company declared dividends of $704,000 ($.05 per share). Because of the company's significant restructuring during 1993 and 1994, prior dividend distributions may not be indicative of future dividends.


                         LIQUIDITY AND CAPITAL RESOURCES

     The company uses its cash flow from operating activities and other capital resources to provide working capital to support its operations, for the payment of dividends to its shareowners, for the acquisition of assets and for the repayment of borrowings.

     During the three months ended March 31, 1995, the company generated cash flow of $3,711,000 (including $1,910,000 from the sale of assets and the exercise of Call Rights) from its CMO Ownership Interests, $552,000 from its shares of Commercial Assets and $2,109,000 from its non-agency MBS bonds. During the three months ended March 31, 1994, the company generated cash flow of $7,280,000 (including $7,239,000 from the exercise of Call Rights) from its CMO Ownership Interests.

     During the three months ended March 31, 1995, the company used its available cash not required for expenses and principal payments on CMO Subsidiaries-CMO Bonds to make $1,160,000 in principal payments on its borrowing facilities, to acquire 30 non-agency MBS bonds for $11,697,000 and to make dividend payments of $727,000. The company acquired an additional five non-agency MBS bonds during April 1995 at an aggregate cost of $1,880,000. During the three months ended March 31, 1994, the company retained its cash flow not required for dividend distributions, expenses and principal payments on CMO Subsidiaries-CMO Bonds to make $6,903,000 in principal payments on its borrowing facilities.

     To, among other things, increase amounts available to acquire non-agency MBS bonds, the company uses Repurchase Agreements and a credit facility, in each case collateralized by certain non-agency MBS bonds. The collateral value and interest rate related to these borrowing agreements is subject to periodic adjustment. At March 31, 1995, the company was able to borrow $1,122,000 under one Repurchase Agreement, based on the value of the pledged collateral. As of March 31, 1995 and December 31, 1994, borrowings under this Repurchase Agreement had an original maturity of 30 days, an effective interest rate of 7.38% and an aggregate outstanding principal balance of $598,000 and $658,000, respectively.

     On December 23, 1994, the company entered into a one-year credit facility secured by certain non-agency MBS bonds. At March 31, 1995, the company was able to borrow $3,088,000 under the credit facility, based on the value of the pledged collateral. The credit facility is also subject to certain financial covenants with which the company is in compliance, and bears interest, payable monthly based on one-month LIBOR. At March 31, 1995 and December 31, 1994, $1,000,000 and $2,100,000, respectively, were borrowed under the credit facility at effective interest rates of 7.13% and 7.49%, respectively.

     In April 1995, the company negotiated two additional Repurchase Agreements and pledged additional non-agency MBS bonds to secure its various Repurchase Agreements and one-year credit facility, increasing the amount the company can borrow from short-term credit facilities to a maximum of $17,514,000.

     The dividend of shares of common stock of Commercial Assets to the company's shareowners in 1993, and sales of assets in 1994 and 1995, have reduced substantially the size of the company and has reduced, and is expected to continue to reduce its income over historical levels. The company's ability to acquire additional assets may depend on, among other things: (i) the amount of cash flow required for dividend distributions with respect to the company's REIT income and Excess Inclusion income; and (ii) the ability to raise additional funds, to the extent permitted by its operating policies and By-laws, through additional borrowings including, without limitation, intermediate and long-term borrowings, issuing commercial paper and entering into Repurchase Agreements with selected banks and securities dealers. The company's ability to obtain funds from such sources will be affected adversely by high interest rates. In addition, depending on conditions in the equity market for REIT stocks and other factors over which the company has no control, the company may increase the amount available for asset acquisitions through the issuance of additional equity securities.

     The amount of defaults and resulting credit losses on the company's non-agency MBS bonds may be impacted adversely by natural disasters not generally insured against by a standard homeowners insurance policy (e.g., floods, earthquakes, etc.) in geographic areas in which residential properties that collateralize the company's non-agency MBS bonds are located. The company is unable to predict with any certainty the impact natural disasters may have on the company's income. The company has provided for $30,131,000 of allowances for credit losses at March 31, 1995 to absorb the impact of possible future credit losses.

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

AGENCIES - GNMA, FNMA or FHLMC.

AMEX - American Stock Exchange, Inc.

ASSET ACCEPTANCE - Asset Investors Acceptance, Inc., a wholly owned subsidiary of the company incorporated under Colorado law.

ASSET ACQUISITION - Asset Investors Acquisition Corp., a wholly owned subsidiary of the company incorporated under Maryland law.

ASSET FINANCE - Asset Investors Finance Corporation, a wholly owned subsidiary of the company incorporated under Maryland law.

ASSET FUNDING - Asset Investors Funding Corporation, a wholly owned subsidiary of the company incorporated under Delaware law.

ASSET MORTGAGE FUNDING - Asset Investors Mortgage Funding Corporation, a wholly owned subsidiary of the company incorporated under Delaware law.

ASSET SECURITIZATION - Asset Investors Securitization Corporation, a wholly owned subsidiary of the company incorporated under Delaware law.

ASSET SOUTHWEST - Asset Investors Southwest, Inc., a wholly owned subsidiary of the company incorporated under Colorado law.

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

COMMERCIAL ASSETS - Commercial Assets, Inc., a publicly traded REIT formed by the company in August 1993, incorporated under Maryland law. (AMEX: CAX)

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

MORTGAGE CERTIFICATES - GNMA Certificates, FNMA Certificates, FHLMC Certificates and Private Certificates owned by the company.

MORTGAGE COLLATERAL - Mortgage Certificates and Mortgage Loans, which secure CMO bonds and non-agency MBS bonds.

MORTGAGE LOANS - Mortgage loans, owned by the company, which are secured by single-family, residential (one-to four-unit) properties.

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

REPURCHASE AGREEMENTS - Financial transactions involving the sale and subsequent repurchase of an identical security on a specified date at two different, pre-negotiated prices. Because Repurchase Agreements require the same security to be returned when the transaction is completed, these agreements are perceived as and accounted for as collateralized borrowing/lending arrangements.

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

                                     PART II


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits.

EXHIBIT NO.    DESCRIPTION

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

  10.1(a) Management Agreement dated as of January 1, 1994, between the Registrant and Asset Management (incorporated herein by reference to Exhibit 10.1 (e) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1994, Commission File No. 1-9360, filed on March 31, 1995).

  10.1 (b) Management Agreement dated as of January 1, 1995, between the Registrant and Asset Management.

  10.2 CMO Participation Agreement, dated as of December 15, 1986, among the Registrant, Holdings and Yosemite Financial, Inc. (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1988, Commission File No. 1-9360, filed on August 15, 1988).

  10.3 Form of Repurchase Agreement (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1988, Commission File No. 1-9360, filed on August 15, 1988).

  10.4 Form of Indemnification Agreement between the Registrant and each Director of the Registrant (incorporated herein by reference to Appendix A to the Proxy Statement of the Registrant, Commission File No. 1-9360, dated May 18, 1987).

  10.5(a) 1986 Stock Option Plan of the Registrant as restated November 15, 1990 (incorporated herein by reference to Exhibit A to the Proxy Statement of the Registrant, Commission File No. 1-9360, dated April 22, 1991).

  10.5(b) First Amendment to the Registrant's 1986 Stock Option Plan as restated November 15, 1990 (incorporated herein by reference to Exhibit 10.9(b) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992, Commission File No. 1-9360, filed on April 5, 1993).

  10.5(c) Second Amendment to the Registrant's 1986 Stock Option Plan as restated November 15, 1990, as amended (incorporated herein by reference to Exhibit 10.9(c) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992, Commission File No. 1-9360, filed on April 5, 1993).

  10.5(d) Form of Non-Qualified Stock Option Agreement pursuant to the 1986 Stock Option Plan of the Registrant as amended and restated through November 15, 1990 (incorporated here-in by reference to Exhibit 10.9(b) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1991, Commission File No. 1-9360, filed on March 30, 1992).

  10.5(e) Third Amendment to the Registrant's 1986 Stock Option Plan as restated November 15, 1990, as amended (incorporated herein by reference to Exhibit 10.9(e) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 1993, Commission File No. 1-9360, filed on November 15, 1993).

  10.6 Forms of Investment Agreement entered into in connection with CMO issuances (incorporated herein by reference to Exhibit 10.26 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1988, Commission File No. 1-9360, filed on August 15, 1988).

  10.7 Forms of Consulting Agreement entered into in connection with CMO issuances of Asset Investors Trusts (incorporated herein by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1988, Commission File No. 1-9360, filed on August 15, 1988).

  10.8 Form of Management Agreement entered into in connection with CMO issuances of Asset Mortgage Funding (incorporated herein by reference to Exhibit 10.28 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1988, Commission File No. 1-9360, filed on April 5, 1989).

  10.9 Form of Management Agreement entered into in connection with CMO issuances (w/o funding notes) of Asset Funding (incorporated herein by reference to Exhibit 10.29 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1988, Commission File No. 1-9360, filed on April 5, 1989).

  10.10 Form of Management Agreement entered into in connection with CMO issuances (w/ funding notes) of Asset Funding (incorporated herein by reference to Exhibit 10.30 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1988, Commission File No. 1-9360, filed on April 5, 1989).

  10.11 Form of Management Agreement entered into in connection with CMO issuances of Asset Finance (incorporated herein by reference to Exhibit 10.31 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1988, Commission File No. 1-9360, filed on April 5, 1989).

  10.12 Management Agreement, dated as of July 10, 1987, between Sears Mortgage Securities Corporation ("SMSC") and Wilmington Trust
                company ("WTC"), as owner trustee, and relating to Trust 1987-1
               (incorporated herein by reference to Exhibit C to the Current Report on Form 8-K of Trust 1987-1, Commission File No. 33-5466, filed on August 7, 1987).

  10.13 Administrative Services Agreement, dated as of January 29, 1990, between WTC, as owner trustee, and Asset Management and relating to Mortgage Capital Trust III (incorporated herein by reference to Exhibit 10.17 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1991, Commission File No. 1-9360, filed on March 30, 1992).

  10.14 Management Agreement, dated as of June 17, 1991, between WTC, as owner trustee, and Asset Management and relating to Dean Witter CMO Trust 1 (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1991, Commission File No. 1-9360, filed on March 30, 1992).

  10.15 Contribution Agreement, dated as of August 20, 1993, by and between the Registrant and Commercial Assets, Inc. (incorporated herein by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 1993, Commission File No. 1-9360, filed on November 15, 1993).

  24           Independent Auditors' Consent - Kenneth Leventhal &  company.

  27           Financial Data Schedule.

  28 Automatic Dividend Reinvestment Plan relating to the Common Stock of the Registrant, as amended (incorporated herein by reference to Exhibit 28 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1991, Commission File No. 1-9360, filed on March 30, 1992).
- ------------------
* The securities issued pursuant to the indenture do not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis and will be filed upon request of the Commission.

               (b)  Reports on Form 8-K.

               On February 21, 1995, a Form 8-K was filed for an Item 5 event.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ASSET INVESTORS CORPORATION
                                        (Registrant)


Date:  May 15, 1995                     By  ____________________________________
                                        Paris G. Reece III
                                        Chief Financial Officer