Form 10-Q
period 1995-06-30
ASSET INVESTORS CORP
filed 1995-08-14
CIK 804138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------

                                   FORM 10-Q

(Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1995

                                 OR


  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

     As of August 1, 1995, 24,293,912 shares of Asset Investors Corporation Common Stock were outstanding.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                                   FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                               TABLE OF CONTENTS

                                                                          PAGE

PART I.  FINANCIAL INFORMATION:

             Item 1. Condensed Consolidated Financial Statements:

                     Balance Sheets as of June 30, 1995
                     (unaudited) and December 31, 1994...................  1

                     Statements of Operations for the three
                     and six months ended June 30, 1995 and 1994
                     (unaudited).........................................  2

                     Statements of Ongoing and  Liquidating
                     Operations for the three and six months
                     ended June 30, 1995 and 1994 (unaudited)............  3

                     Statements of Cash Flows for the six
                     months ended June 30, 1995 and 1994 (unaudited).....  4

                     Notes to Financial Statements
                     (unaudited).........................................  5

             Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations....... 11

                     Summary of Definitions.............................. 22

PART II.  OTHER INFORMATION:

             Item 4. Submission of Matters to a Vote of Security Holders. 26

             Item 6. Exhibits and Reports on Form 8-K.................... 26

                                      (i)


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                                                   June 30,            December 31,
                                                                                    1995                  1994
                                                                                  -----------         -------------
                                                                                  (Unaudited)
Assets
   Cash and cash equivalents                                                       $    4,051         $      14,961
   Restricted cash for secured notes payable                                               --                15,862
   Non-agency MBS Bonds                                                                47,634                32,544
   Investment in Commercial Assets                                                     20,902                21,068
   CMO Ownership Interests ($253,446 and $1,064,462, respectively, of CMO assets less $250,076 and $1,041,972, respectively, of CMO liabilities and minority interest at June 30, 1995 and December 31,
      1994)                                                                             3,370                22,490
   Other assets, net                                                                    2,422                 2,614
                                                                                   ----------         -------------
       Total Assets                                                                $   78,379         $     109,539
                                                                                   ==========         =============



Liabilities
   Accounts payable and accrued liabilities                                        $    2,355         $       2,698
   Management fees payable                                                                380                   526
   Short-term borrowings                                                                  577                 2,758
   Secured notes payable                                                                   --                30,592
                                                                                   ----------         -------------

       Total Liabilities                                                                3,312                36,574
                                                                                   ----------         -------------


Stockholders' Equity
   Common  Stock, par  value  $.01  per  share,   50,000,000  shares  authorized
     24,258,672 and 24,212,002 shares issued and
     outstanding                                                                          243                   242
   Additional paid-in capital                                                         227,285               227,182

   Cumulative dividends                                                              (224,863)             (220,984)
   Cumulative net income                                                               72,402                66,525
                                                                                   ----------         -------------
     Dividends in excess of net income                                               (152,461)             (154,459)
                                                                                   ----------         -------------

       Total Stockholders' Equity                                                      75,067                72,965
                                                                                   ----------         -------------

       Total Liabilities and Stockholders' Equity                                  $   78,379         $     109,539
                                                                                   ==========         =============



            See Notes to Condensed Consolidated Financial Statements



                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                            Three Months Ended     Six Months Ended
                                                                                  June 30,             June 30,
                                                                            --------------------   -----------------
                                                                                 1995       1994      1995      1994
                                                                             --------    -------   -------   -------
Revenues:
      Ongoing Operations
        Non-agency MBS bonds                                                 $  1,889    $   230   $ 3,222   $   230
        Equity in earnings of Commercial Assets
                                                                                  435        379       855       503
        Interest income                                                           105        151       254       246
                                                                             --------    -------   -------   -------
                                                                                2,429        760     4,331       979
                                                                             --------    -------   -------   -------

      Liquidating Operations
        CMO Ownership Interests                                                   145        778     1,619     2,207
        Interest income                                                            --        172       225       318
        Net (loss) gain on sale of assets                                          (9)     1,373     2,022     7,637
                                                                             --------    -------   -------   -------
                                                                                  136      2,323     3,866    10,162
                                                                             --------    -------   -------   -------

              Total Revenues                                                    2,565      3,083     8,197    11,141
                                                                             --------    -------   -------   -------

Expenses:
        Management fees                                                           289        146       526       281
        General and administrative                                                383        393     1,174     1,010
        Interest expense                                                           23        714       620     1,505
                                                                             --------    -------   -------   -------

               Total Expenses                                                     695      1,253     2,320     2,796
                                                                             --------    -------   -------   -------

Net income                                                                   $  1,870    $ 1,830   $ 5,877   $ 8,345
                                                                             ========    =======   =======   =======



Net income per share                                                         $    .07    $   .13   $   .24   $   .59
                                                                             ========    =======   =======   =======

Weighted-average shares outstanding                                            24,259     14,100    24,243    14,090

Dividends per share                                                          $    .08    $   .07   $   .16   $   .12
                                                                             ========    =======   =======   =======


            See Notes to Condensed Consolidated Financial Statements


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF
                       ONGOING AND LIQUIDATING OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                          Three Months Ended                 Six Months Ended
                                                                 June 30,                         June 30,
                                                         --------------------              ----------------------
                                                          1995           1994              1995              1994
                                                          ----           ----              ----              ----
Ongoing Operations:
 Revenues
     Non-agency MBS bonds                               $   1,889     $      230        $    3,222        $      230
     Equity in earnings of Commercial Assets                  435            379               855               503
     Interest income                                          105            151               254               246
                                                        ---------     ----------        ----------        ----------
            Total Revenues                                  2,429            760             4,331               979
                                                        ---------     ----------        ----------        ----------
  Expenses
      Management fees                                         216             21               364                22
      General and administrative                              376            354             1,152               822
      Interest expense                                         23             24                56                54
                                                               --             --                --                --
            Total Expenses                                    615            399             1,572               898
                                                        ---------     ----------        ----------        ----------

Earnings from ongoing operations                            1,814            361             2,759                81
                                                        ---------     ----------        ----------        ----------


Liquidating Operations:
  Revenues
      CMO Ownership Interests                                 145            778             1,619             2,207
      Interest income                                          --            172               225               318
      Net (loss) gain on sale of assets                        (9          1,373             2,022             7,637
                                                        ---------     ----------        ----------        ----------
            Total Revenues                                    136          2,323             3,866            10,162
                                                        ---------     ----------        ----------        ----------

  Expenses
      Management fees                                          73            125               162               259
      General and administrative                                7             39                22               188
      Interest expense                                         --            690               564             1,451
                                                        ---------     ----------        ----------        ----------
            Total Expenses                                     80            854               748             1,898
                                                        ---------     ----------        ----------        ----------

Earnings from liquidating operations                           56          1,469             3,118             8,264
                                                        ---------     ----------        ----------        ----------


Net income                                              $   1,870     $    1,830        $    5,877        $    8,345
                                                        =========     ==========        ==========        ==========


Net income per share                                    $     .07     $      .13        $      .24        $      .59
                                                        =========     ==========        ==========        ===========

Weighted-average shares outstanding                        24,259         14,100            24,243            14,090

Dividends per share                                     $     .08     $     .07         $      .16        $      .12
                                                        =========     ==========        ==========        ===========


            See Notes to Condensed Consolidated Financial Statements


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                                                      Six Months Ended June 30,
                                                                                    --------------------------------
                                                                                      1995                1994
                                                                                    ----------            ----------

Cash Flows From Operating Activities
  Net income                                                                        $   5,877          $     8,345
  Adjustments to reconcile net income to net cash flows from operating activities
    Amortization of discounts on non-agency MBS bonds                                     758                  190
    Write-down of CMO Ownership Interests                                                  --                  866
    Net gain on sale of assets                                                         (2,022)              (7,637)
    Equity in earnings of Commercial Assets                                              (855)                (503)
    Amortization of discount, net of premium, on Mortgage Collateral, discount
      on CMO bonds and CMO issuance costs                                                 749                5,624
  Increase in other assets                                                               (516)                (822)
  (Decrease) increase in accounts payable and accrued liabilities                      (1,494)                 367
                                                                                   ----------            -----------

   Net Cash Provided By Operating Activities                                            2,497                6,430
                                                                                   ----------            ----------

Cash Flows From Investing Activities
  Acquisition of non-agency MBS bonds                                                 (17,088)              (13,185)
  Principal collections on CMO Ownership Interests                                      4,111                 5,311
  Principal collections on non-agency MBS bonds                                         1,262                    27
  Dividends from Commercial Assets                                                      1,021                   193
  Proceeds from the sale of assets                                                     16,862                11,057
  Decrease in restricted cash for secured notes payable                                15,862                    35
                                                                                   ----------            ----------

   Net Cash Provided By Investing Activities                                           22,030                 3,438
                                                                                   ----------            ----------

Cash Flows From Financing Activities
   Decrease in short-term borrowings, net                                              (2,181)                 (943)
   Decrease in secured notes payable                                                  (30,592)               (7,121)
   Dividends paid                                                                      (2,664)                 (704)
                                                                                   ----------            ----------

   Net Cash Used By Financing Activities                                              (35,437)               (8,768)
                                                                                   ----------            ----------

Cash and Cash Equivalents
   (Decrease) increase                                                                (10,910)                1,100
   Beginning of year                                                                   14,961                 7,540
                                                                                   ----------            ----------

   End of year                                                                     $    4,051            $    8,640
                                                                                   ==========            ==========


            See Notes to Condensed Consolidated Financial Statements

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

         Capitalized terms not otherwise defined in the narrative below shall have the meaning indicated in the "Summary of Definitions" following "Management`s Discussion and Analysis of Financial Condition and Results of Operations".

A.       The Company

         Asset Investors Corporation was incorporated under Maryland law on October 14, 1986 by MDC. The Common Stock is listed on the NYSE under the symbol "AIC". The company's assets primarily are non-agency MBS bonds (which it began acquiring in the second quarter of 1994) and the ownership of shares of common stock of Commercial Assets and, to a lesser extent, CMO Ownership Interests.

B.       Presentation of Financial Statements

         The Condensed Consolidated Financial Statements of the company presented herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the company as of June 30, 1995 and for the period then ended and for all prior periods presented. These statements are condensed and do not include all the information required by GAAP in a full set of financial statements. These statements should be read in conjunction with the company's Consolidated Financial Statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

         Certain   reclassifications  have  been  made  in  the  1994  Condensed
Consolidated Financial Statements to conform to the classifications used in the current year.

C.       Summary of Significant Accounting Policies

         Principles of Consolidation - The Condensed Consolidated Financial Statements include the accounts of the company and its wholly owned corporate subsidiaries. The company's investment in Commercial Assets is recorded under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

         Income Taxes - The company currently operates in a manner intended to permit it to qualify for the income tax treatment accorded to a REIT. If it so qualifies, the company's REIT income, with certain limited exceptions, will not be subject to federal income tax at the corporate level. Accordingly, no provision for taxes has been made in the Condensed Consolidated Financial Statements.

         In order to maintain its status as a REIT, the company is required, among other things, to distribute annually to its shareowners at least 95% of the greater of its: (i) REIT income less NOL carryover; or (ii) Excess Inclusion income. The company also is required to meet certain asset, income and stock ownership tests.

     Statements of Ongoing and Liquidating Operations - In 1993, the company began a program of liquidating its CMO Ownership Interests and acquiring credit-sensitive assets (non-agency MBS bonds and shares of Commercial Assets) that should benefit from an improving economy. Accordingly, the company has classified as liquidating operations its revenues from CMO Ownership Interests along with expenses directly allocable to the CMO Ownership Interests. All other revenues and expenses of the company, including corporate general and administrative expenses, are classified as ongoing operations. The Statements of Ongoing and Liquidating Operations present separately the company's earnings from ongoing and liquidating operations.

         Statements of Cash Flows - The company paid interest in cash of $894,000 and $1,572,000, respectively, for the six months ended June 30, 1995 and 1994. Non-cash financing activities of the company during the six months ended June 30, 1995 and 1994 were $1,941,000 and $987,000, respectively, from dividends payable and $104,000 and $42,000, respectively, from distributions of Common Stock pursuant to DERs.

D.       Non-agency MBS Bonds

         Through June 30, 1995, the company acquired 133 non-agency MBS bonds, with an aggregate outstanding principal balance on the date of acquisition of $159,029,000 and an aggregate total cost of $50,712,000. The net carrying value of the company's non-agency MBS bonds was as follows (dollar amounts in thousands):

                                                                                         Outstanding Balance
                                                                                    ----------------------------
                                                                                    June 30,        December 31,
                                                     Price1       Coupon2             1995              1994
                                                     ------       -------           ----------        ----------
                                                                                    (Unaudited)

Non-agency MBS bonds collateralized by:
  30-year fixed-rate mortgage loans                   34.7%         7.0%              $ 92,244        $   56,955
  15-year fixed-rate mortgage loans                   38.7          6.5                 15,474            12,364
  Adjustable-rate mortgage loans                      27.2          6.6                  4,194             4,219
  B and C mortgage loans3                             56.7          6.6                 16,823            14,473
  Other subordinate non-agency MBS bonds4             26.9          7.3                 27,372                --
                                                      ----          ---               --------        ----------
                                                      37.3%         6.9%               156,107            88,011
                                                      ====          ===
Less:
   Allowance for credit losses                                                         (49,556)          (22,075)
   Unamortized discount                                                                (58,917)          (33,392)
                                                                                      --------        ----------

                                                                                      $ 47,634        $   32,544
                                                                                      ========        ==========

---------------------------------
1    Weighted-average price as a percentage of the principal balance of the non-agency MBS bonds acquired.
2    Weighted-average coupon of non-agency MBS bonds at June 30, 1995.
3    The B and C mortgages are all adjustable-rate  mortgages and include
     $8,133,000 and $8,165,000,  respectively,
     of "B" rated non-agency MBS bonds at June 30, 1995 and December 31, 1994.
4    Referred to as re-REMICs.

         The allowance for credit losses is adjusted as follows: (i) increased or decreased for changes to the company's expectations of future credit losses;
(ii) increased for allowances established when non-agency MBS bonds are acquired; and (iii) reduced by actual credit losses allocated to the company's non-agency MBS bonds. The activity in the allowance for credit losses during the six months ended June 30, 1995 was as follows (in thousands):

Balance at December 31, 1994                                           $22,075
Allowance related to non-agency MBS bonds
    acquired during  the  period                                        28,210
Credit losses (principal reductions net of
    indemnifications)                                                     (729)
                                                                       -------

Balance at June 30, 1995                                               $49,556
                                                                       =======
          As of June 30, 1995, there were 117 mortgage loans (out of approximately 110,000) that collateralized the company's non-agency MBS bonds, with an outstanding principal balance of $28,760,000 and an amortized cost of $9,662,000. The company's exposure to credit losses, if any, from the mortgage loans in foreclosure is dependent upon: (i) the net amount recovered from the foreclosure sale of the defaulted mortgage loans, less related foreclosure costs and servicing advances; (ii) the acquisition cost of the related non-agency MBS bonds; and (iii) the proceeds, if any, the company may receive from indemnifications of credit losses resulting from representations and agreements made with respect to the company's non-agency MBS bonds.

         The principal amount of the credit support classes of non-agency MBS bonds acquired by the company represents a small percentage of the principal amount of the total non-agency MBS bonds issued to securitize a pool of residential mortgage loans. At June 30, 1995, the weighted-average percentage of the principal amount of the credit support non-agency MBS bonds owned by the company represented .52% of the principal amount of the total non-agency MBS bonds issued in the related securitizations. The outstanding principal balance of the mortgage loan collateral for the company's subordinate non-agency MBS bonds and the outstanding principal balance of the non-agency MBS bonds senior to the company's subordinate non-agency MBS bonds was $29,874,975,000 and $29,718,868,000, respectively, at June 30, 1995.

E.       Investment in Commercial Assets

         On June 30, 1995 and December 31, 1994, the company owned 2,761,126 shares (approximately 27%) of the common stock of Commercial Assets. Presented below is the summarized financial information of Commercial Assets as reported by Commercial Assets (in thousands):



Balance Sheets                                                                      June 30,            December 31,
                                                                                      1995                 1994
                                                                                    --------            -----------
                                                                                  (Unaudited)


CMBS bonds                                                                           $73,825             $  74,046
Cash and cash equivalents                                                              1,734                12,367
Other assets                                                                           1,347                 1,191
                                                                                    --------            ----------

   Total Assets                                                                       76,906                87,604
                                                                                    --------            ----------

Short-term borrowings                                                                     --                10,295
Other liabilities                                                                      2,244                 2,637
                                                                                    --------            ----------

   Total Liabilities                                                                   2,244                12,932
                                                                                    --------            ----------

Stockholders' Equity                                                                $ 74,662            $   74,672
                                                                                    ========            ==========







Statements of Income                                           Three Months Ended             Six Months Ended
                                                                    June 30,                        June 30,
                                                            ------------------------       -----------------------
                                                              1995            1994           1995            1994
                                                            --------         ------         ------          ------
                                                                                  (Unaudited)

CMBS bonds                                                  $  2,209         $1,674         $4,419          $2,031
Other revenues                                                    31            207            170             719
                                                            --------         ------         ------          ------

Total Revenues                                                 2,240          1,881          4,589           2,750

Total Expenses                                                   591            504          1,407             920
                                                            --------         ------         ------          ------

Net Income                                                  $  1,649         $1,377         $3,182          $1,830
                                                            ========         ======         ======          ======


F.       CMO Ownership Interests

         In prior periods, certain of the company's CMO Ownership Interests that were considered equity ownership interests in a CMO issuance, in accordance with the EITF Issue 89-4 consensus, were presented on a gross basis on the balance sheets and statements of operations. Accordingly, the book values of the Mortgage Collateral and CMO Bonds were presented separately as assets and liabilities, respectively, on the balance sheets, and interest income on Mortgage Collateral and interest expense on CMO Bonds were presented separately as income and expenses, respectively, on the statements of operations.

         Due to significant sales of CMO Ownership Interests and a change in the type of assets the company has been acquiring since 1993, CMO Ownership Interests represented only four percent of the company's total assets at June 30, 1995, and contributed only six percent of total revenues for the three months ended June 30, 1995. Substantially all of the remaining CMO Ownership Interests of the company are at, or are nearing, the ends of their economic lives. Accordingly, the company does not anticipate that these assets will generate significant amounts of income or cash flow in the future. Also, the company does not presently intend to acquire any additional CMO Ownership Interests.

         The company, beginning in the second quarter of 1995, presented all of its CMO Ownership Interests under the Prospective Method. The company's balance sheets reflect all the CMO Ownership Interests at their net carrying amount and the statements of operations reflect earnings from CMO Ownership Interests on a net basis. Below is certain information relating to the company's CMO Ownership Interests (in thousands):



                                                                                    June 30,            December 31,
                                                                                      1995                  1994
                                                                                   ----------         -------------
                                                                                  (Unaudited)

CMO Subsidiaries:
   Restricted cash                                                                 $    6,252         $     109,830
   Accrued interest receivable                                                          2,966                11,250
   CMO issuance costs, net                                                                339                   586
   Mortgage Collateral                                                                240,279               934,975
   Unamortized premium, net of discount, on Mortgage Collateral                         1,729                (2,013)
                                                                                   ----------         -------------
       CMO Subsidiaries - assets                                                      251,565             1,054,628
                                                                                   ----------         -------------


   Accrued interest payable                                                            (4,152)              (17,781)
   CMO Bonds                                                                         (242,535)           (1,027,641)
   Unamortized discount on CMO Bonds                                                   15,528                60,390
   Reserve                                                                            (18,634)              (53,937)
                                                                                   ----------         -------------
       CMO Subsidiaries - liabilities                                                (249,793)           (1,038,969)
                                                                                   ----------         -------------

   Minority interest                                                                     (283)               (3,003)
                                                                                   ----------         -------------

      Total CMO Subsidiaries                                                            1,489                12,656

CMO Residuals and Acquired CMO Classes                                                  1,881                 9,834
                                                                                   ----------         -------------

   Total CMO Ownership Interests, net                                              $    3,370         $      22,490
                                                                                   ==========         =============


         During the six months ended June 30, 1995, the company exercised the Call Rights with respect to certain CMO Ownership Interests, recognizing net gains of $2,008,000. The exercise of Call Rights resulted in the sale of $45,698,000 principal amount of Mortgage Collateral from CMO Subsidiaries during the six months ended June 30, 1995 and the early redemption of the related CMO Bonds. During the three and six months ended June 30, 1994, the company exercised Call Rights with respect to certain CMO Ownership Interests, recognizing net gains of $1,373,000 and $7,637,000, respectively. The exercise of Call Rights resulted in the sale of $29,993,000 and $65,996,000, respectively, of Mortgage Collateral from CMO Subsidiaries during the three and six months ended June 30, 1994 and the early redemption of the related CMO Bonds.

         At December 31, 1994, $79,658,000 in restricted cash was held by a trustee representing proceeds from the sale of Mortgage Collateral related to the exercise of Call Rights pending the redemption of the related CMO Bonds. The restricted cash was used primarily to redeem CMO Bonds with an outstanding principal balance of $76,019,000 at December 31, 1994 at par on January 1 and February 1, 1995.

         On March 30, 1995, Asset Securitization sold 28 CMO Ownership Interests classified as available-for-sale for $14,927,000. No gain or loss was recognized at the time of the sale; however, the company recognized $1,205,000 of net holding losses related to the assets sold as of December 31, 1994. The proceeds from the sale and $15,569,000 of restricted cash for secured notes payable were used to repay the $28,437,000 outstanding principal balance of the secured notes and $355,000 of accrued interest, and to provide $1,704,000 of cash to the company.

         The unaudited proforma net income of the company for the three and six months ended June 30, 1995 was $2,020,000 and $5,144,000, respectively. The proforma amounts are presented as if the March 30, 1995 sale of the CMO Ownership Interests that collateralized the secured notes payable and retirement of the secured notes payable had occurred at the beginning of these periods. The unaudited proforma net income of the company for the same periods in 1994 was $1,161,000 and $2,891,000, respectively.

G.       Short-Term Borrowings

         The company has several Repurchase Agreement facilities collateralized by certain non-agency MBS bonds. The collateral value and interest rate related to the Repurchase Agreements are subject to periodic adjustment. At June 30, 1995, the company was able to borrow $8,480,000 under five Repurchase Agreements, based on the value of the pledged collateral. As of June 30, 1995 and December 31, 1994, borrowings under these Repurchase Agreements had an original maturity of 30 days, effective interest rates of 7.31% and 7.38%, respectively, and an aggregate outstanding principal balance of $577,000 and $658,000, respectively.

         On December 23, 1994, the company entered into a one-year credit facility with a bank secured by certain non-agency MBS bonds. At June 30, 1995, the company was able to borrow $9,877,000 under the credit facility, based on the value of the pledged collateral. The credit facility is also subject to certain financial covenants, with which the company is in compliance, and bears interest, payable monthly, based on one-month LIBOR. At June 30, 1995, there were no borrowings under the credit facility. At December 31, 1994, $2,100,000 was borrowed under the credit facility at an effective interest rate of 7.49%.

         On July 19, 1995, the company obtained a one-year, $1,000,000 unsecured line of credit. Advances under this line bear interest at prime rate.

H.       Other Matters

         The company has entered into a series of Management Agreements with the Manager through December 31, 1995. Pursuant to the Management Agreement, the Manager advises the company on its business and oversees its day-to-day operations subject to the supervision of the company's Board of Directors, the majority of whom are Independent Directors. During the three and six months ended June 30, 1995, the company incurred management fees of $165,000 and $291,000, respectively, compared with $58,000 and $114,000, respectively, for the same periods of 1994. The company also incurred Administrative Fees pursuant to the Management Agreements referred to above and certain administration agreements entered into with the Manager in connection with certain of the company's CMO Ownership Interests and non-agency MBS bonds. Administrative Fees incurred for the three and six months ended June 30, 1995 were $220,000 and $547,000, respectively, compared with $357,000 and $718,000, respectively, for the same periods of 1994.

         The company has an NOL carryover of approximately $100,000,000 at June 30, 1995 which can be used to reduce the company's requirement under the Code to distribute at least 95% of REIT income but does not reduce the requirement to distribute 95% of Excess Inclusion income. As of June 30, 1995, the company also has a capital loss carryover of approximately $28,000,000 which expires beginning in 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Capitalized terms not otherwise defined in the narrative below shall have the meaning indicated in the "Summary of Definitions" which may be found at the end of this report.

         General - Asset Investors Corporation is a real estate investment trust
(REIT) that was incorporated by MDC under Maryland law in 1986. The Common Stock of Asset Investors Corporation is listed on the NYSE under the symbol "AIC." Asset Investors owns and manages ownership interests in residential mortgage loan securitizations (non-agency MBS bonds and, to a lesser extent, CMO
Ownership Interests) and owns approximately 27% of the common stock of Commercial Assets, Inc. (AMEX: CAX).

         The company currently operates in a manner intended to permit it to qualify for the income tax treatment accorded to a REIT under the Code. If it so qualifies, the company's REIT income and Excess Inclusion income, with certain limited exceptions, will not be subject to federal income tax at the corporate level. In order to maintain its REIT status, the company will be required, among other things, to distribute annually (as determined under the Code) to its shareowners at least 95% of the greater of its: (i) REIT income reduced by the NOL carryover; or (ii) Excess Inclusion income. The company must also meet certain asset, income and stock ownership tests.

         The company's acquisition and other policies are determined by its Board of Directors. The company's By-laws require that a majority of the Board of Directors and each committee thereof be comprised of Independent Directors.

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

         During the first half of 1995, the company, continuing its strategy of acquiring credit-sensitive assets that the company believes should benefit from an improving economy, acquired 49 non-agency MBS bonds with an aggregate outstanding balance on the date of acquisition of $70,087,000. These non-agency MBS bonds were acquired at a total cost of $17,088,000, a weighted-average acquisition price of 27.5% and with a weighted-average pass-through coupon interest rate of 7.2%. The company acquired six additional non-agency MBS bonds during July 1995 at a total cost of $1,573,000, bringing the total cost of the 139 non-agency MBS bonds acquired by the company from April 1994 through the end of July 1995 to $52,285,000. The 1995 acquisitions were made using the remaining proceeds of the December 16, 1994 Rights Offering and operating cash flow not needed to pay expenses or make dividend distributions. The company's non-agency MBS bonds acquired through July 31, 1995 have a weighted average pass-through coupon interest rate of 6.8% and were acquired at a weighted-average acquisition price of 36.8%.

         On March 30, 1995 Asset Securitization sold 28 CMO Ownership Interests for $14,927,000. The proceeds from the sale plus $15,569,000 of restricted cash were used to repay $28,437,000 principal amount of secured notes and $355,000 of accrued interest and to provide $1,704,000 of cash to the company. The 28 CMO Ownership Interests were classified as "available for sale" for accounting purposes as of December 31, 1994 and, accordingly, the company recognized, as of such date, $1,205,000 of net holding losses for Book income purposes related to the 28 CMO Ownership Interests sold. No gain or loss was recorded at the time of the sale of the CMO Ownership Interests and repayment of the secured notes in 1995. Asset Securitization was liquidated in May 1995.

         The acquisition of non-agency MBS bonds and the sale of CMO Ownership Interests significantly changed the assets of the company at June 30, 1995 compared to December 31, 1994 and 1993. Nearly 88% of the company's assets at June 30, 1995 consisted of non-agency MBS bonds and the company's ownership interest in Commercial Assets, compared with 49% and 22% at December 31, 1994 and 1993, respectively. The company's CMO Ownership Interests represented 4% of the company's assets at June 30, 1995, compared with 21% and 50% at December 31, 1994 and 1993, respectively. The company does not plan to acquire additional CMO Ownership Interests. Accordingly, the percentage of the company's assets that consist of CMO Ownership Interests should continue to decrease.

         The company's earnings from ongoing operations has increased significantly during the first six months of 1995 compared with the same period of 1994 due to the company's acquisition of non-agency MBS bonds and the acquisition of CMBS bonds by Commercial Assets over the past 18 months. The company's earnings from ongoing operations is expected to continue to increase in future periods, subject to, among other things, stable levels of expenses and credit losses. The expected increase is due to additional acquisitions of non-agency MBS bonds from available cash flow and the anticipated benefits of an improving economy.

         Unlike the agency-guaranteed mortgage certificates which are pledged to secure the CMO Bonds related to the company's CMO Ownership Interests, the company's subordinate non-agency MBS bonds and the CMBS bonds of Commercial Assets have credit risk. Non-agency MBS bonds are collateralized by non-conforming mortgage loans that do not meet GNMA, FNMA or FHLMC guarantee standards, generally because the mortgage loans exceed agency size limits (e.g., the current FNMA limit is $203,150) or because the borrower does not meet other agency credit underwriting criteria. The company generally acquires the class of the non-agency MBS bond which bears the first losses from the related Mortgage Collateral. If a borrower defaults on a non-conforming mortgage loan which is pledged as collateral for a residential mortgage loan securitization and the proceeds of the foreclosure sale of the property securing the mortgage loan are less than the unpaid balance of the mortgage, foreclosure costs and servicer advances, the company, as the holder of the first-loss class, would suffer a loss up to the then outstanding principal balance of such class. The loss would equal the unpaid principal balance plus foreclosure costs and servicer advances, net of proceeds from the foreclosure sale. Conversely, the holder of an agency-guaranteed mortgage loan virtually is assured of full payment of principal and interest due to the agency guarantee.

         The company intends to use its available funds to acquire additional non-agency MBS bonds. Although the company's primary emphasis will be on the acquisition of subordinate unrated non-agency MBS bonds, future acquisitions may include, among other things, rated classes of residential mortgage loan securitizations and participations in residential real estate. The company also may acquire or originate agency-guaranteed and non-conforming mortgage loans which, among other things, may be used for future securitizations.

                         RESULTS OF OPERATIONS FOR THE
               THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

     The company had Book income (computed in accordance with GAAP) of $1,870,000 ($.07 per share) and $5,877,000 ($.24 per share), respectively, for the three and six months ended June 30, 1995 compared with $1,830,000 ($.13 per share) and $8,345,000 ($.59 per share), respectively, for the three and six months ended June 30, 1994. Book income during the three and six months ended June 30, 1995 consisted of $1,814,000 ($.07 per share) and $2,759,000 ($.11 per share), respectively, of earnings from ongoing operations and $56,000 ($.00 per share) and $3,118,000 ($.13 per share), respectively, of earnings from liquidating operations compared with $361,000 ($.03 per share) and $81,000 ($.01 per share), respectively, of earnings from ongoing operations and $1,469,000 ($.10 per share) and $8,264,000 ($.59 per share), respectively, from liquidating operations for the three and six months ended June 30, 1994. Liquidating operations consists of the revenues from CMO Ownership Interests along with expenses directly allocable to the CMO Ownership Interests. All other revenues and expenses of the company, including corporate general and administrative expenses, are included in ongoing operations. Earnings from ongoing operations is increasing because of the company's acquisition of non-agency MBS bonds and as a result of the acquisition of CMBS bonds by Commercial Assets during 1994. Earnings from liquidating operations is decreasing, and is expected to continue to decrease in the future, due primarily to the exercise of Call Rights and sale of CMO Ownership Interests over the past two years.

         On December 16, 1994, the company completed a Rights Offering that resulted in net proceeds of $17,208,000 and increased the company's outstanding Common Stock by 71%, from 14,158,208 shares to 24,212,002 shares. The proceeds of the Rights Offering principally were used to acquire additional non-agency MBS bonds.

         The table below summarizes the company's results of operations during the three and six months ended June 30, 1995 and 1994 and compares the results of the periods presented (in thousands, except per share data).

                                          Three Months Ended June 30,                Six Months Ended June 30,
                                     ------------------------------------     -------------------------------------
                                                                 Increase                                 Increase
                                       1995          1994       (Decrease)      1995          1994       (Decrease)
                                     --------    ----------      --------    ----------    ----------    ----------


Ongoing Operations:
   Revenues
     Non-agency MBS bonds            $  1,889    $      230      $  1,659    $    3,222    $      230    $    2,992
     Equity in earnings of
         Commercial Assets                435           379            56           855           503           352
     Interest income                      105           151           (46)          254           246             8
                                     --------    ----------      --------    ----------    ----------    ----------
                                        2,429           760         1,669         4,331           979         3,352
   Expenses
     Management fees                      216            21           195           364            22           342
     General and administrative
                                          376           354            22         1,152           822           330
     Interest expense                      23            24            (1)           56            54             2
                                           --            --            --            --            --             -
                                          615           399           216         1,572           898           674
                                     --------    ----------      --------    ----------    ----------    ----------

   Earnings from ongoing
      operations                        1,814           361         1,453         2,759            81         2,678
                                     --------    ----------      --------    ----------    ----------    -----------

                                         Three Months Ended June 30,                Six Months Ended June 30,
                                     ------------------------------------     -------------------------------------
                                                                 Increase                                 Increase
                                       1995          1994       (Decrease)      1995          1994       (Decrease)
                                     --------    ----------      --------    ----------    ----------    ----------


Liquidating Operations:
   Revenues
     CMO Ownership Interests
                                     $    145     $     778       $  (633)    $   1,619     $   2,207    $      (588)
     Interest income                       --           172          (172)          225           318            (93)
     Net (loss) gain on the sale
         of assets                         (9)        1,373        (1,382)        2,022         7,637         (5,615)
                                     --------    ----------      --------    ----------    ----------    -----------
                                          136         2,323        (2,187)        3,866        10,162         (6,296)

   Expenses
     Management fees                       73           125           (52)          162           259            (97)
     General and administrative
                                            7            39           (32)           22           188           (166)
     Interest expense                      --           690          (690)          564         1,451           (887)
                                     --------    ----------      --------    ----------    ----------    -----------
                                           80           854          (774)          748         1,898         (1,150)
                                     --------    ----------      --------    ----------    ----------    -----------

   Earnings from liquidating
      operations                           56         1,469        (1,413)        3,118         8,264         (5,146)
                                     --------    ----------      --------    ----------    ----------    -----------

Book income                          $  1,870    $    1,830      $     40    $    5,877    $    8,345    $    (2,468)
                                     ========    ==========      ========    ==========    ==========    ===========
Book income per share                $    .07    $      .13      $   (.06)   $      .24    $      .59    $      (.35)
                                     ========    ==========      ========    ==========    ==========    ===========

Estimated REIT Income (Loss):
Ongoing operations                   $  3,300    $     (500)     $  3,800    $    4,900    $     (900)   $     5,800
Liquidating operations                 (3,500)       (8,400)        4,900        (5,600)      (19,700)        14,100
                                     --------    ----------      --------    ----------    ----------    -----------

Estimated REIT loss                  $   (200)   $   (8,900)     $  8,700    $     (700)   $  (20,600)   $    19,900
                                     ========    ==========      ========    ==========    ==========    ===========
Estimated REIT loss per share        $   (.01)   $     (.63)        $ .62    $     (.03)   $    (1.46)   $      1.43
                                     ========    ==========      ========    ==========    ==========    ===========

Excess Inclusion income              $    100    $      800      $   (700)   $      700    $    1,800    $    (1,100)
                                     ========    ==========      ========    ==========    ==========    ===========
Excess Inclusion income per share
                                     $    .01    $      .06      $   (.05)   $      .03    $      .13    $      (.10)
                                     ========    ==========      ========    ==========    ==========    ===========

Dividends                            $  1,941    $      987      $    954    $    3,879    $    1,691    $     2,188
                                     ========    ==========      ========    ==========    ==========    ===========
Dividends per share                  $    .08    $      .07      $    .01    $      .16    $      .12    $       .04
                                     ========    ==========      ========    ==========    ==========    ===========

Weighted-average shares
    outstanding                        24,259        14,100         10,159       24,243        14,090         10,153

Book Income

         Non-Agency MBS Bonds - From April 1994 through June 1995, the company acquired 133 non-agency MBS bonds with an outstanding principal balance of $159,029,000 and a weighted-average coupon of 6.85% at acquisition. The company's accounting policies require the company to record an allowance for credit losses at the time a non-agency MBS bond is acquired. At June 30, 1995, the allowance for credit losses related to the company's non-agency MBS bonds was $49,556,000. The allowance reduces the amount of Book income the company records from these assets. The company's effective yield on its non-agency MBS bonds at June 30, 1995 and December 31, 1994 for Book income purposes, based on an estimate of the timing and amount of future credit losses, was 16.0% and 15.0%, respectively. As the company acquires additional non-agency MBS bonds and if anticipated future credit losses do not require the allowance for credit losses to be increased income from the non-agency MBS bonds is expected to increase in future periods.

     As of June 30, 1995, there were 117 mortgage loans (out of approximately 110,000) in foreclosure that collateralized the company's non-agency MBS bonds, with an outstanding principal balance of $28,760,000 and an amortized cost of $9,662,000. The company's exposure to credit losses, if any, from the mortgage loans in foreclosure is dependent upon: (i) the net amount recovered from the foreclosure sale of the defaulted mortgage loans, less related foreclosure costs and servicing advances; (ii) the acquisition cost of the related non-agency MBS bonds; and (iii) the proceeds, if any, the company may receive from indemnifications of credit losses resulting from representations and agreements made with respect to the company's non-agency MBS bonds.

     Commercial Assets - Commercial Assets commenced operations on October 12, 1993 and had only limited operations in 1993 and the first quarter of 1994. Commercial Assets has reported that it has acquired, since its inception, 11 CMBS bonds from six securitizations at a cost of $74,433,000. At June 30, 1995 and 1994, these CMBS bonds had an outstanding balance of $100,851,000 and $85,179,000, respectively, and weighted-average yields-to-maturity before credit losses of 13.4% and 11.4%, respectively. Income from the company's shares of Commercial Assets (which, for Book income purposes, is based on the company's pro rata share of Commercial Assets' Book income) for the three and six months ended June 30, 1995 increased by $56,000 and $352,000, respectively, compared with the same periods of 1994, due to the acquisition of $91,971,000 of CMBS bonds during 1994. Commercial Assets completed the investment of its original $75,000,000 of capital in 1994 and, accordingly, has not acquired any CMBS bonds in 1995. Commercial Assets has reported that its earnings and dividends of Commercial Assets will remain relatively stable subject to, among other things, expense levels, credit losses and principal prepayments on the CMBS bonds.

         CMO Ownership Interests - The company's Book income from CMO Ownership Interests decreased during the three and six months ended June 30, 1995 compared with the same periods of 1994 primarily due to gains from the exercise of Call Rights and sale of CMO Ownership Interests in 1994 and the first half of 1995. The Book income from CMO Ownership Interests is expected to continue to decrease because these assets are at, or are nearing, the end of their economic lives. Accordingly, the company does not anticipate that these assets will generate significant amounts of income or cash flow in the future.


         The aggregate proportionate principal balance (including notional principal amounts) of the LIBOR Classes underlying the company's Variable-Rate CMO Ownership Interests were $11,169,000 and $188,742,000, respectively, at June 30, 1995 and 1994. The LIBOR Classes decreased by $113,157,000 due to the March

30, 1995 sale of 28 CMO Ownership Interests. As a result, increases and decreases in LIBOR should not have a significant impact on the company's interest expense from Variable-Rate CMO Ownership Interests in the future.

         Net Gain on Sale of Assets - During the six months ended June 30, 1995 and 1994, the company exercised Call Rights on its CMO Ownership Interests resulting in gains of $2,008,000 and $7,637,000, respectively. The exercise of these Call Rights during the three and six months ended June 30, 1995 and 1994 reduced the outstanding principal amount of the company's Mortgage Collateral by $45,698,000 and $65,996,000, respectively.

         On March 30, 1995, Asset Securitization sold 28 CMO Ownership Interests and repaid the secured notes payable, as discussed above. As of December 31, 1994, the company recognized $1,205,000 of net holding losses for Book income purposes related to the 28 CMO Ownership Interests sold. As a result, no gain or loss was recorded on the sale of the CMO Ownership Interests and repayment of the secured notes in 1995. During the six months ended June 30, 1995 and 1994, the company earned Book income from Asset Securitization of $733,000 and $5,454,000 (including a $4,664,000 gain from the exercise of a Call Right in 1994), respectively. Asset Securitization was liquidated in May 1995.

     Interest Income - Interest income from ongoing operations decreased during the three months ended June 30, 1995 compared with the same periods in 1994 because the company has used a portion of its available cash to acquire non-agency MBS bonds. Interest income from liquidating operations has decreased during the three and six months ended June 30, 1995 compared with the same periods in 1994 because the interest income was earned primarily from restricted cash for the secured notes payable. The restricted cash was used to repay the secured notes on March 30, 1995.

         General and Administrative Expenses - General and administrative expenses from ongoing operations increased during the three and six months ended June 30, 1995 compared with the same periods in 1994. The increase resulted from, among other things, the increase in the accrual of DERs of $140,000, higher legal, accounting and consulting fees of $125,000 and higher printing costs of $92,000. General and administrative expenses from liquidating operations  decreased  during  the  three and six  months  ended  June 30,  1995 compared with 1994 primarily due to a decrease in the amortization of debt issuance costs from the secured notes that were repaid March 30, 1995.

     Management Fees - Management fees are comprised of an Incentive Fee (determined from dividends paid), a Base Fee (determined from invested assets) and an Administrative Fee (charged for each non-agency MBS bond and CMO
Ownership Interest owned by the company). Included in management fees attributable to ongoing operations are Incentive Fees incurred by the company along with Base Fees and Administrative Fees applicable to the non-agency MBS bonds. The management fees included in ongoing operations increased during the three and six months ended June 30, 1995 compared with the same periods in 1994 due to: (i) Base Fees and Administrative Fees from non-agency MBS bonds acquired during 1994 and the first half of 1995; and (ii) the Incentive Fees of $180,000 during the six months ended June 30, 1995 compared with no Incentive Fees during the same period in 1994 due to higher dividend levels. Management Fees included in liquidating operations decreased during the three and six months ended June 30, 1995 compared with the same periods in 1994 due to lower Base Fees and Administrative Fees from the reduction of CMO Ownership Interests through the exercise of Call Rights and sale of CMO Ownership Interests during 1994 and the first half of 1995. During the three and six months ended June 30, 1995, the company incurred total fees to the Manager pursuant to the Management Agreement of $385,000 and $852,000, respectively, compared with $429,000 and $860,000, respectively, for the same periods in 1994.

     Interest Expense - Interest expense on the company's borrowing facilities, primarily included in liquidating operations, decreased during the three and six months ended June 30, 1995, compared with the same periods in 1994, principally due to the repayment of $11,408,000 and $30,592,000, respectively, of the secured notes payable in 1994 and in the first quarter of 1995.

         The company's debt-to-equity ratio at June 30, 1995 and 1994 was .01 to 1 and .71 to 1, respectively. The debt-to-equity ratio at June 30, 1994 without the effect of the non-recourse secured notes payable (and related equity) was
 .07 to 1.

REIT Income

         The company's estimated REIT income (loss) from ongoing operations during the three and six months ended June 30, 1995 improved over the same periods in 1994 due to $5,500,000 of higher REIT earnings from non-agency MBS bonds and $276,000 of increased dividends from Commercial Assets.

         The company's estimated REIT losses from liquidating operations for the three and six months ended June 30, 1995 were significantly less than the same periods in 1994 primarily due to low mortgage interest rates during the first half of 1994 which resulted in high levels of prepayments of the Mortgage Collateral underlying the company's CMO Ownership Interests. The high levels of prepayments in 1994 resulted in significant amounts of non-cash interest expense from amortization of the discounts on the company's CMO Bonds.

         The estimated REIT losses from liquidating operations during the three and six months ended June 30, 1995 included $2,500,000 and $4,500,000, respectively, of interest expense related to the write off of unamortized discount from CMO Bonds redeemed during the periods from the exercise of Call Rights, compared with $900,000 and $1,200,000, respectively, for the same periods in 1994. Exclusive of the interest expense related to the exercise of Call Rights, the company earned estimated REIT income of $2,300,000 and $3,800,000, respectively, during the three and six months ended June 30, 1995, compared with REIT losses of $8,000,000 and $19,400,000, respectively, for the same periods in 1994.

         The company recognized approximately $9,000,000 and $17,000,000, respectively, of net capital losses during the three and six months ended June 30, 1995. Such capital losses are not included in REIT income, but increased the company's capital loss carryover to approximately $28,000,000 at June 30, 1995. Under the Code, capital losses do not offset REIT income. For the three and six months ended June 30, 1994, the company recognized $2,300,000 and $7,600,000, respectively, of net capital gains from the exercise of Call Rights, which were reduced to zero, as required by the Code, by the company's capital loss carryovers from prior years.

         Assuming that current operating expense levels are maintained and that losses on the company's non-agency MBS bonds do not exceed anticipated levels, the company believes REIT income for the remainder of 1995 and future years should improve from 1994 levels as the interest income from non-agency MBS bonds increases and REIT losses from the company's CMO Ownership Interests decline as a result of sales, exercises of Call Rights and principal paydowns.

Excess Inclusion Income

         The company's Excess Inclusion income for the three and six months ended June 30, 1995 was significantly less than the same periods in 1994. The March 30, 1995 sale of CMO Ownership Interests included most of the REMIC residual interests owned by the company that generated Excess Inclusion income. As a result, the company believes that its Excess Inclusion income for the remainder of 1995 and future periods will continue to be significantly less than in previous periods.

         Excess Inclusion income is attributable to the company's residual interests in REMICs. During the six months ended June 30, 1995 and 1994, Excess Inclusion income exceeded REIT income. Excess Inclusion income may not be reduced by any expenses or deductions, including normal operating expenses, losses from the company's CMO Ownership Interests and NOLs. Dividends paid to shareowners of the company will be characterized as Excess Inclusion income to the extent that such dividends are attributable to Excess Inclusion income realized by the company.

NOL Carryover

         The company's NOL carryover was approximately $100,000,000 as of June 30, 1995. The NOL can be used to reduce the company's requirement to distribute at least 95% of its REIT income but does not reduce its requirement to distribute 95% of Excess Inclusion income.

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

         During the three and six months ended June 30, 1995, Excess Inclusion income exceeded REIT losses by $300,000 and $1,400,000, respectively, and by $9,700,000 and $22,400,000, respectively, during the three and six months ended June 30, 1994. These differences resulted from normal operating expenses and losses from the company's CMO Ownership Interests, which reduce REIT income but do not reduce Excess Inclusion income.

         During the three and six months ended June 30, 1995, Book income exceeded REIT income by $2,070,000 and $6,577,000, respectively, and during the three and six months ended June 30, 1994, Book income exceeded REIT income by $10,730,000 and $28,945,000, respectively. Substantially all of the difference between REIT income and Book income is due to: (i) gains on the sales of assets recorded for Book income purposes that are reduced to zero for REIT income purposes by the company's capital loss carryover; and (ii) differences in the calculation of discount and premium amortization for REIT income compared to Book income attributable to non-agency MBS bonds and CMO Ownership Interests.

Dividend Distributions

     In June 1995, the company declared a regular dividend of $1,941,000 ($.08 per share). Based on the company's improved earnings from ongoing operations and cash flow, it is anticipated that dividends for the remainder of 1995 will be at or slightly above the current level. Since its inception, the company has distributed dividends to its shareowners totaling $224,863,000 ($17.11 per share). The distributions included cash dividends of $172,265,000 ($13.37 per share) and the value ($7.47 per share) of 7,040,043 shares of common stock of Commercial Assets (one-half share of common stock of

Commercial Assets for every share of Common Stock owned) distributed to the company's shareowners on October 12, 1993. For the second quarter of 1994, the company paid dividends of $987,000 ($.07 per share). Because of the company's significant restructuring during 1993 and 1994, prior dividend distributions may not be indicative of future dividends.

                        LIQUIDITY AND CAPITAL RESOURCES

         The company uses its cash flow from operating activities and other capital resources to provide working capital to support its operations, for the payment of dividends to its shareowners, for the acquisition of assets and for the repayment of borrowings.

         The table below summarizes the company's operating cash flows and uses of those cash flows for the six months ended June 30, 1995 and 1994 and a comparison of the periods (in thousands).

                                                                                 Six Months Ended June 30,
                                                                                                           Increase
                                                                          1995              1994          (Decrease)
                                                                        ---------        ----------       ----------
Cash Flow from Ongoing Operations:
    Non-agency MBS bonds                                                $   5,021        $      229       $    4,792
    Ownership Interest in Commercial Assets                                 1,021               193              828

Cash Flow from Liquidating Operations:
    CMO Ownership Interests                                                 4,111             5,311           (1,200)
    Sale of assets                                                         16,862            11,057            5,805

Total Expenses                                                             (1,209)             (826)            (383)
                                                                        ---------        ----------       ----------

Cash Flow From Operations                                               $  25,806        $   15,964       $    9,842
                                                                        =========        ==========       ===========

Dividends Paid                                                          $   2,664        $      704       $    1,960
                                                                        =========        ==========       ===========

Acquisition of Non-agency MBS Bonds                                     $  17,088        $   13,185       $    3,903
                                                                        =========        ==========       ===========

Repayment of Debt                                                       $  32,773        $    8,064       $   24,709
                                                                        =========        ==========       ===========

     The company's cash flows from ongoing operations continues to increase due to acquisitions of non-agency MBS bonds and increased dividends from Commercial Assets. From April 1, 1994 through June 30, 1995, the company has acquired 133 non-agency MBS bonds with an outstanding principal balance of $156,107,000 and weighted-average coupon of 6.9% at June 30, 1995, at a cost of $50,712,000. Dividends from Commercial Assets increased due to acquisitions of CMBS bonds by Commercial Assets in 1994. Cash flow from CMO Ownership Interests is declining because of the sales and exercise of Calls Rights of CMO Ownership Interests in 1994 and the first half of 1995.

         The company has available sources of liquidity from several Repurchase Agreements and a one-year credit facility, in each case collateralized by certain non-agency MBS bonds. The collateral value and interest rate related to these borrowing agreements are subject to periodic adjustment. At June 30, 1995, the company was able to borrow $18,357,000 under these agreements, based on the value of the pledged collateral. As of June 30, 1995, borrowings under these agreements had an effective interest rate of 7.31% and an aggregate outstanding principal balance of $577,000. At the current time, the company does not plan to use significant amounts of short-term leverage to acquire non-agency MBS bonds.

         On July 19, 1995, the company obtained a one-year, $1,000,000 unsecured line of credit. Advances under this line bear interest at prime rate.

     To further expand the company's operations and increase shareowners' returns, the company plans to acquire additional non-agency MBS bonds with its available cash flow. Assuming current levels of cash flows from ongoing operations, the company anticipates that it will have approximately $3,000,000 in available cash flow to acquire additional non-agency MBS bonds during the balance of 1995. The amount of available cash flow is after dividend distributions, operating costs and debt repayments.

         The dividend of shares of common stock of Commercial Assets to the company's shareowners in 1993 and sales of assets in 1994 and 1995 have reduced substantially the size of the company and has reduced, and is expected to continue to reduce in the future, its income from historical levels. The company's purchase of additional assets may depend on, among other things: (i) the amount of cash flow used for dividend distributions; and (ii) the ability to raise additional funds, to the extent permitted by its operating policies and By-laws, through additional borrowings including, without limitation, intermediate and long-term borrowings, issuing commercial paper and entering into Repurchase Agreements with banks and securities dealers. The company's ability to obtain funds from such sources will be affected adversely by high interest rates. In addition, the company may increase the amount available for asset acquisitions through the issuance of additional equity securities depending on conditions in the equity market for REIT stocks and other factors over which the company has no control.


         The amount of defaults and resulting credit losses on the company's non-agency MBS bonds may be impacted adversely by natural disasters not generally insured against by a standard homeowners insurance policy (e.g., floods, earthquakes, etc.) in geographic areas in which residential properties that collateralize the company's non-agency MBS bonds are located. The company is unable to predict the impact natural disasters may have on the company's income. The company has provided $49,556,000 of allowances for credit losses at June 30, 1995 to absorb future credit losses.

                             SUMMARY OF DEFINITIONS

      The following terms used in the text are understood to have the meanings indicated below.

Acquired CMO Class - A CMO Class acquired by the company which does not constitute a CMO Subsidiary or CMO Residual.

Administrative  Fee - A fee,  of up to  $35,000  per  annum  per  CMO  Ownership
Interest, and up to $2,500 per annum per non-agency MBS bond, for bond administration and other services related to the company's CMO Ownership Interests and non-agency MBS bonds paid pursuant to the Management Agreement, consulting agreements and other management agreements.

agencies - GNMA, FNMA or FHLMC.

AMEX - American Stock Exchange, Inc.

Asset Securitization - Asset Investors Securitization Corporation, a wholly owned subsidiary of the company incorporated under Delaware law, liquidated effective May 2, 1995.

B and C mortgage loans - Mortgage loans made to borrowers who have credit histories of a lower overall quality than most borrowers generally resulting from previous repayment difficulties, brief job histories, previous bankruptcies or other causes.

Base Fee - An annual management fee equal to 3/8 of one percent of the company's consolidated Average Invested Assets (as defined in the Management Agreement) which is payable quarterly to the Manager pursuant to the Management Agreement.

Book income - Income computed in accordance with GAAP.

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

CMBS bond - Commercial mortgage-backed security is a debt instrument which is secured by mortgage loans on commercial real property.

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

CMO  Ownership  Interest  - A  CMO  Residual,  Acquired  CMO  Class  and/or  CMO
Subsidiary.

CMO Residual - A non-equity ownership interest in a CMO issuance.

CMO Subsidiary - An equity ownership interest in a CMO issuance.

Code - The Internal Revenue Code of 1986, as amended.
Collateral - A specific group of mortgage loans or mortgage-backed certificates and other collateral pledged to secure an issuance of CMOs.

Commercial Assets - Commercial Assets, Inc., a publicly traded REIT formed by the company in August 1993, incorporated under Maryland law. AMEX: CAX)

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

EITF - Emerging Issues Task Force, a task force of the FASB.

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

FHLMC - Federal Home Loan Mortgage Corporation.

FNMA - Federal National Mortgage Association.

GAAP - Generally accepted accounting principles.

GNMA - Government National Mortgage Association.

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

Issue 89-4 - The consensus reached by the EITF on Issue No. 89-4, Accounting for a Purchased Investment in a Collateralized Mortgage Obligation Instrument or in a Mortgage-Backed Interest-Only Certificate.

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

Mortgage Certificates - FNMA mortgage certificates, FHLMC mortgage certificates, fully-modified pass-through mortgage-backed certificates guaranteed by GNMA and private certificates owned by the company representing undivided beneficial interests in pools of mortgage loans.

Mortgage Collateral - Mortgage Certificates and Mortgage Loans which secure CMO bonds and non-agency MBS bonds.

Mortgage Loans - Mortgage loans, owned by the company, which are secured by single-family, residential (one-to four-unit) properties.

NYSE - New York Stock Exchange, Inc.

NOL - Net operating loss.

non-agency   MBS  bonds  -  Debt   interests  in   residential   mortgage   loan
securitizations   collateralized   by   pools  of   non-conforming   (non-agency
guaranteed) single-family (one-to-four unit) mortgage loans.

Prospective Method - The accounting method used by the company for CMO Ownership Interests.

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

Stock Option Plan - The company's 1986 Stock Option Plan, as restated November 15, 1990, as amended.

Variable-Rate CMO Ownership Interest - A CMO Ownership Interest related to a CMO issuance that includes one or more LIBOR Classes unless such CMO Ownership Interest has the characteristics of a Fixed-Rate CMO Ownership Interest (e.g., a Variable-Rate CMO Ownership Interest with one or more inverse LIBOR Classes which offset the effect of the LIBOR Classes).

                                    PART II
                               OTHER INFORMATION

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The company's 1995 Annual Meeting of Stockholders was held on June 1, 1995. At the meeting Spencer I. Browne and Elliot H. Kline were elected as Class III directors to terms expiring in 1998. 21,540,853 votes and 21,542,903 votes were cast "for"
                  the election of Messrs. Browne and Kline as Class III directors, respectively. 357,190 votes and 355,140 votes were "withheld" in the election of Messrs. Browne and Kline as Class III directors, respectively. Following the meeting, in addition to Messrs. Browne and Kline, Messrs. Mizel, Schultz and Robinson continued their terms in office as Directors.


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)  Exhibits:

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

     4.4 Indenture, dated as of December 1, 1992, between Asset Investors Securitization Corporation and State Street Bank and Trust Company, as Note Trustee. *

     10.1 Management Agreement dated as of January 1, 1995, between the Registrant and Asset Management (incorporated herein by reference to Exhibit 10.1 (b) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1995, Commission File No. 1-9360, filed on May 15, 1995).

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

                  (b)  Reports on Form 8-K:

                  On April 14, 1995, a Form 8-K was filed for an Item 2 event.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ASSET INVESTORS CORPORATION
                                                 (Registrant)


Date:  August 11, 1995                           By   /s/ Paris G. Reece III
                                                    -----------------------
                                                     Paris G. Reece III
                                                     Chief Financial Officer