Form 10-Q
period 1995-09-30
ASSET INVESTORS CORP
filed 1995-11-13
CIK 804138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------

                                   FORM 10-Q

(Mark One)


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1995

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

                                  Not Applicable
               (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

     As of November 1, 1995, 24,325,580 shares of Asset Investors Corporation Common Stock were outstanding.

                 ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                                 FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                             TABLE OF CONTENTS

                                                                           PAGE

PART I.  FINANCIAL INFORMATION:

             Item 1. Condensed Consolidated Financial Statements:

                     Balance Sheets as of September 30, 1995
                     (unaudited) and December 31, 1994 ....................  1

                     Statements of Operations  for the three and
                     nine months ended  September 30, 1995 and 1994
                     (unaudited)...........................................  2

                     Statements of Cash Flows for the nine months
                     ended September 30, 1995 and 1994 (unaudited).........  3

                     Notes to Financial Statements (unaudited).............  4

             Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations......... 11

                     Summary of Definitions................................ 20

PART II.  OTHER INFORMATION:

             Item 6. Exhibits and Reports on Form 8-K...................... 23


                                    (i)

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Dollar amounts in thousands)

                                                                                September 30,          December 31,
                                                                                     1995                  1994
                                                                                 (Unaudited)
Assets
   Cash and cash equivalents                                                       $    2,759         $      14,961
   Restricted cash for secured notes payable                                               --                15,862
   Non-agency MBS Bonds                                                                50,546                32,544
   Investment in Commercial Assets                                                     20,439                21,068
  CMO Ownership Interests ($244,440 and $1,064,462,  respectively, of CMO assets less  $241,477  and  $1,041,972,  respectively,  of  CMO  liabilities  and
      minority interest at September 30, 1995 and December 31, 1994)                    2,963                22,490
   Other assets, net                                                                    2,064                 2,614
                                                                                        -----                 -----

       Total Assets                                                                $   78,771         $     109,539
                                                                                   =   ======         =     =======

Liabilities
   Accounts payable and accrued liabilities                                        $    2,636         $       2,698
   Management fees payable                                                                452                   526
   Short-term borrowings                                                                   --                 2,758
   Secured notes payable                                                                   --                30,592
                                                                                           --                ------

       Total Liabilities                                                                3,088                36,574
                                                                                        -----                ------

Stockholders' Equity
  Common  Stock,  par  value  $.01  per  share,   50,000,000  shares  authorized
     24,293,912 and 24,212,002 shares issued and outstanding                              243                   242
   Additional paid-in capital                                                         227,372               227,182

   Cumulative dividends                                                              (227,049)             (220,984)
   Cumulative net income                                                               75,117                66,525
                                                                                       ------                ------
     Dividends in excess of net income                                               (151,932)             (154,459)
                                                                                     --------              --------

       Total Stockholders' Equity                                                      75,683                72,965
                                                                                       ------                ------

       Total Liabilities and Stockholders' Equity                                  $   78,771         $     109,539
                                                                                   =   ======         =     =======

           See Notes to Condensed Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                     September 30,
                                                           1995           1994              1995              1994
Ongoing Operations:
  Revenues
     Non-agency MBS bonds                               $   2,644     $      504        $    5,866        $      734
     Equity in earnings of Commercial Assets                  476            416             1,331               919
     Interest income                                           44            125               298               371
                                                               --            ---               ---               ---
            Total Revenues                                  3,164          1,045             7,495             2,024
                                                            -----          -----             -----             -----

  Expenses
      Management fees                                         303             33               667                55
      General and administrative                              329            398             1,481             1,220
      Interest expense                                          6             46                62               100
                                                                -             --                --               ---
            Total Expenses                                    638            477             2,210             1,375
                                                              ---            ---             -----             -----

Earnings from ongoing operations                            2,526            568             5,285               649
                                                            -----            ---             -----               ---

Liquidating Operations:
  Revenues
      CMO Ownership Interests                                  83            561             1,702             2,768
      Interest income                                          --            192               225               510
      Net gain on sale of assets                              145            859             2,167             8,496
                                                              ---            ---             -----             -----
            Total Revenues                                    228          1,612             4,094            11,774
                                                              ---          -----             -----            ------

  Expenses
      Management fees                                          33            121               195               380
      General and administrative                                6             59                28               247
      Interest expense                                         --            656               564             2,107
                                                               --            ---               ---             -----
            Total Expenses                                     39            836               787             2,734
                                                               --            ---               ---             -----

Earnings from liquidating operations                          189            776             3,307             9,040
                                                              ---            ---             -----             -----


Net income                                              $   2,715     $    1,344        $    8,592        $    9,689
                                                        =   =====     =    =====        =    =====        =    =====

Net income per share                                    $     .11     $      .10        $      .35        $      .69
                                                        =     ===     =      ===        =      ===        =      ===

Weighted-average shares outstanding                        24,294         14,111            24,260            14,097

Dividends per share                                     $     .09     $      .07        $      .25        $      .19
                                                        =     ===     =      ===        =      ===        =      ===

           See Notes to Condensed Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                        1995                1994
Cash Flows From Operating Activities
  Net income                                                                        $   8,592          $     9,689
  Adjustments to reconcile net income to net cash flows from operating activities
    Amortization of discounts on non-agency MBS bonds                                     948                  418
    Write-down of CMO Ownership Interests                                                  --                1,510
    Net gain on sale of assets                                                         (2,167)              (8,496)
    Equity in earnings of Commercial Assets                                            (1,331)                (919)
    Amortization of discount, net of premium, on Mortgage Collateral, discount
       on CMO bonds and CMO issuance costs                                                907                6,882
  Increase in other assets                                                               (172)              (1,423)
  (Decrease) increase in accounts payable and accrued liabilities                      (1,300)               1,050
                                                                                       ------                -----

   Net Cash Provided By Operating Activities                                            5,477                8,711
                                                                                        -----                -----

Cash Flows From Investing Activities
  Acquisition of non-agency MBS bonds                                                 (20,646)             (17,076)
  Principal collections on CMO Ownership Interests                                      1,867                7,775
  Principal collections on non-agency MBS bonds                                         1,713                  195
  Dividends from Commercial Assets                                                      1,960                  525
  Proceeds from the sale of assets                                                     19,520               11,934
  Decrease in restricted cash for secured notes payable                                15,862                  745
                                                                                       ------                  ---

   Net Cash Provided By Investing Activities                                           20,276                4,098
                                                                                       ------                -----

Cash Flows From Financing Activities
   Decrease in short-term borrowings, net                                              (2,758)              (1,114)
   Decrease in secured notes payable                                                  (30,592)              (8,871)
   Dividends paid                                                                      (4,605)              (1,691)
                                                                                       ------               ------

   Net Cash Used By Financing Activities                                              (37,955)             (11,676)
                                                                                      -------              -------

Cash and Cash Equivalents
   (Decrease) increase                                                                (12,202)               1,133
   Beginning of period                                                                 14,961                7,540
                                                                                       ------                -----

   End of period                                                                    $   2,759          $     8,673
                                                                                    =   =====          =     =====



           See Notes to Condensed Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     Capitalized terms not otherwise defined in the narrative below shall have the meaning indicated in the "Summary of Definitions" following "Management`s Discussion and Analysis of Financial Condition and Results of Operations."

A.       The Company

     Asset Investors Corporation was incorporated under Maryland law on October 14, 1986 by MDC. The Common Stock is listed on the NYSE under the symbol "AIC." The company's assets primarily are non-agency MBS bonds (which it began acquiring in the second quarter of 1994) and the ownership of shares of common stock of Commercial Assets.

B.       Presentation of Financial Statements

     The Condensed Consolidated Financial Statements of the company presented herein have been prepared by the company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the company as of September 30, 1995 and for the period then ended and for all prior periods presented. These statements are condensed and do not include all the information required by GAAP in a full set of financial statements. These statements should be read in conjunction with the company's Consolidated Financial Statements and notes thereto included in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

     Non-agency MBS Bonds - The company's non-agency MBS bonds (also referred to as high-yield bonds backed by home mortgage loans) are acquired at a significant discount to par value and are recorded at amortized cost (outstanding principal amount, net of unamortized discount and allowances for credit losses). The company records an allowance for credit losses when it acquires a non-agency MBS bond in an amount equal to the expected future credit losses allocated to the subordinate bond. Future credit losses are estimated using a methodology which assumes defaults on mortgage loans reach their highest levels during years three through five of the mortgage loan. The allowance for credit losses is adjusted for realized credit losses and changes in estimates of future credit losses. Earnings from non-agency MBS bonds are recognized based upon the relationship of cash flows received during the period and estimates of future cash flows to be received over the life of the bonds. The subordinate non-agency MBS bonds owned by the company generally are not scheduled to receive principal prepayments for at least their first five years. The principal repayments from the subordinate bonds after year five may be reduced by credit losses allocated to the bonds during the first five years. Accordingly, the pricing discount is generally not amortized into income until after year five when the effect of credit losses are more determinable. The effect of this income recognition methodology is to defer income from amortization of the significant discount on the bonds until later periods when the ultimate cash flows from the subordinate non-agency MBS bonds are more predictable.

     Income Taxes - The company currently operates in a manner intended to permit it to qualify for the income tax treatment accorded to a REIT. If it so qualifies, the company's REIT income, with certain limited exceptions, will not be subject to federal income tax at the corporate level. Accordingly, no provision for taxes has been made in the Condensed Consolidated Financial Statements.

     In order to maintain its status as a REIT, the company generally is required, among other things, to distribute annually to its shareowners at least 95% of its REIT income reduced by the NOL carryover. The company also is required to meet certain asset, income and stock ownership tests.

     Statements of Operations - In 1993, the company began a program of liquidating its CMO Ownership Interests and acquiring credit-sensitive assets (non-agency MBS bonds and shares of Commercial Assets) that should benefit from an improving economy. Accordingly, the company has classified as liquidating operations its revenues from CMO Ownership Interests along with expenses directly allocable to the CMO Ownership Interests. All other revenues and expenses of the company, including corporate general and administrative expenses, are classified as ongoing operations.

     Statements of Cash Flows - The company paid interest in cash of $903,000 and $78,000 respectively, for the nine months ended September 30, 1995 and 1994. Non-cash financing activities of the company during the nine months ended September 30, 1995 and 1994 were $1,460,000 and $987,000, respectively, from dividends payable and $191,000 and $72,000, respectively, from distributions of Common Stock pursuant to DERs.

D.       Non-agency MBS Bonds

     Through September 30, 1995, the company acquired 150 non-agency MBS bonds, with an aggregate outstanding principal balance on the date of acquisition of $173,676,000 and an aggregate total cost of $54,178,000. The net carrying value of the company's non-agency MBS bonds was as follows (dollar amounts in thousands):

                                                                                         Outstanding Balance
                                                                                   September 30,      December 31,
                                                         Price1       Coupon2           1995              1994
                                                                                    (Unaudited)
Non-agency MBS bonds collateralized by:
  30-year fixed-rate mortgage loans                       33.7%     7.0%            $  102,767          $  56,955
  15-year fixed-rate mortgage loans                       38.1      6.6                 16,813             12,364
  Adjustable-rate mortgage loans                          27.2      7.1                  4,168              4,219
  B and C mortgage loans3                                 56.6      7.5                 16,779             14,473
  Other subordinate non-agency MBS bonds4                27.3      6.9                 28,768                 --
                                                          ----      ---               --------           --------
                                                          36.5%     7.0%               169,295             88,011
Less:
   Allowance for credit losses                                                         (56,187)           (22,075)
   Unamortized discount                                                                (62,562)           (33,392)
                                                                                      --------           --------

                                                                                    $   50,546         $   32,544
---------------------------------                                                   = ========         = ========
1    Weighted-average price as a percentage of the principal balance of the non-agency MBS bonds acquired.
2    Weighted-average coupon of non-agency MBS bonds at September 30, 1995.
3    The B and C mortgages are lesser  quality,  adjustable-rate  mortgages and include  $8,120,000 and $8,165,000, respectively, of "B" rated non-agency MBS bonds at September 30, 1995 and December 31, 1994.
4    Referred to as re-REMICs.

     The allowance for credit losses is adjusted as follows: (i) increased or decreased for changes to the company's expectations of future credit losses;
(ii) increased for allowances established when non-agency MBS bonds are acquired; and (iii) reduced by actual credit losses allocated to the company's non-agency MBS bonds. The activity in the allowance for credit losses during the nine months ended September 30, 1995 was as follows (in thousands):

Balance at December 31, 1994                                                                           $    22,075
Allowance related to non-agency MBS bonds acquired during the period                                        35,976
Credit losses (credit losses of $2,367,000, net of indemnifications of $503,000)                            (1,864)
                                                                                                            ------

Balance at September 30, 1995                                                                          $    56,187
                                                                                                       =    ======

     As of September 30, 1995, there were 225 mortgage loans (out of approximately 130,000) in foreclosure that collateralize the company's non-agency MBS bonds, with an outstanding principal balance of $43,619,000 and an amortized cost of $13,361,000. The company's economic exposure to credit losses from the mortgage loans in foreclosure is dependent upon: (i) the net amount recovered from the foreclosure sale of the defaulted mortgage loans, less related foreclosure costs and servicing advances; and (ii) the purchase price of the related non-agency MBS bonds. The company's economic loss with respect to any one non-agency MBS bond is limited to the bond's acquisition price less cash received through the foreclosure date. The average acquisition price of the company's non-agency MBS bonds is $361,000.

     The principal amount of the credit support classes of non-agency MBS bonds acquired by the company represents a small percentage of the principal amount of the total non-agency MBS bonds issued to securitize a pool of residential mortgage loans. At September 30, 1995, the weighted-average percentage of the principal amount of the credit support non-agency MBS bonds owned by the company represented 0.54% of the principal amount of the total non-agency MBS bonds issued in the related securitizations. The outstanding principal balance of the mortgage loans collateralizing all of the non-agency MBS bonds within the bond issuances in which the company owns subordinate non-agency MBS bonds and the outstanding principal balance of the non-agency MBS bonds senior to the company's subordinate non-agency MBS bonds was $31,584,377,000 and $31,415,082,000, respectively, at September 30, 1995.

E.       Investment in Commercial Assets

     On September 30, 1995 and December 31, 1994, the company owned 2,761,126 shares (approximately 27%) of the common stock of Commercial Assets. Presented below is the summarized financial information of Commercial Assets as reported by Commercial Assets (in thousands):








Balance Sheets                                                                   September 30,           December 31,
                                                                                      1995                 1994
                                                                                  (Unaudited)
CMBS bonds                                                                          $  73,748            $   74,046
Cash and other assets                                                                   1,884                13,558
                                                                                        -----                ------

   Total Assets                                                                        75,632                87,604
                                                                                       ------                ------

Short-term borrowings                                                                     400                10,295
Other liabilities                                                                         407                 2,637
                                                                                          ---                 -----

   Total Liabilities                                                                      807                12,932
                                                                                          ---                ------

Stockholders' Equity                                                                $  74,825            $   74,672
                                                                                    =  ======            =   ======






Statements of Income                                         Three Months Ended               Nine Months Ended
                                                                 September 30,                  September 30,
                                                             1995           1994             1995          1994
                                                                                 (Unaudited)
CMBS bonds                                                 $  2,243        $1,848         $   6,662         $3,879
Other revenues                                                   12           204               182            923
                                                                 --           ---               ---            ---

Total Revenues                                                2,255         2,052             6,844          4,802

Total Expenses                                                  569           543             1,976          1,463
                                                                ---           ---             -----          -----

Net Income                                                 $  1,686        $1,509         $   4,868         $3,339
                                                           =  =====        ======         =   =====         ======


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

         Due to significant sales of CMO Ownership Interests and a change in the type of assets the company has been acquiring since 1993, CMO Ownership Interests represented four percent of the company's total assets at September 30, 1995, and seven percent of total revenues for the three months ended September 30, 1995. Substantially all of the remaining CMO Ownership Interests of the company are at, or are nearing, the ends of their economic lives.

         Beginning in the second quarter of 1995, the company presented all of its CMO Ownership Interests under the Prospective Method. The company's balance sheets reflect all the CMO Ownership Interests at their net carrying amount and the statements of operations reflect earnings from CMO Ownership Interests on a net basis. Below is certain information relating to the company's CMO Ownership Interests (in thousands):


                                                                                September 30,          December 31,
                                                                                     1995                  1994

                                                                                 (Unaudited)
CMO Subsidiaries:
   Restricted cash                                                                 $    7,307         $     109,830
   Accrued interest receivable                                                          2,846                11,250
   CMO issuance costs, net                                                                327                   586
   Mortgage Collateral                                                                230,659               934,975
   Unamortized premium, net of discount, on Mortgage Collateral                         1,660                (2,013)
                                                                                        -----                ------

       CMO Subsidiaries - assets                                                      242,799             1,054,628
                                                                                      -------             ---------

   Accrued interest payable                                                             4,000                17,781
   CMO Bonds                                                                          234,105             1,027,641
   Unamortized discount on CMO Bonds                                                  (15,499)              (60,390)
   Reserve                                                                             18,634                53,937
                                                                                       ------                ------

       CMO Subsidiaries - liabilities                                                 241,240             1,038,969
                                                                                      -------             ---------

   Minority interest                                                                      237                 3,003
                                                                                          ---                 -----

      Total CMO Subsidiaries                                                            1,322                12,656

CMO Residuals and Acquired CMO Classes                                                  1,641                 9,834
                                                                                        -----                 -----

   Total CMO Ownership Interests, net                                              $    2,963         $      22,490
                                                                                   =    =====         =      ======

         During the nine months ended September 30, 1995, the company exercised the Call Rights on certain CMO Ownership Interests, recognizing net gains of $2,153,000. The exercise of Call Rights resulted in the sale of $45,698,000 principal amount of Mortgage Collateral from CMO Subsidiaries during the nine months ended September 30, 1995 and the early redemption of the related CMO Bonds. During the nine months ended September 30, 1994, the company exercised Call Rights with respect to certain CMO Ownership Interests, recognizing net gains of $8,496,000. The exercise of Call Rights resulted in the sale of $78,015,000 of Mortgage Collateral from CMO Subsidiaries during the nine months ended September 30, 1994 and the early redemption of the related CMO Bonds.

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

         On November 10, 1995, the company sold 23 CMO Ownership Interests with a net carrying value of $2,194,000 at September 30, 1995 for $4,800,000. The sale substantially liquidated the company's holdings of CMO Ownership Interests.

G.       Short-Term Borrowings

         The company has several Repurchase Agreement facilities collateralized by certain non-agency MBS bonds. The collateral value and interest rate related to the Repurchase Agreements are subject to periodic adjustment. At September 30, 1995, the company was able to borrow $11,877,000 under eight Repurchase Agreements, based on the value of the pledged collateral. At September 30, 1995, there were no borrowings outstanding under these Repurchase Agreements. At December 31, 1994, borrowings under these Repurchase Agreements had an original maturity of 30 days, an effective interest rate of 7.38% and an aggregate outstanding principal balance of $658,000.

         The company has entered into a credit facility with a bank secured by certain non-agency MBS bonds through December 23, 1996. At September 30, 1995, the company was able to borrow $10,337,000 under the credit facility, based on the value of the pledged collateral. The credit facility is also subject to certain financial covenants, with which the company is in compliance, and bears interest, payable monthly, based on one-month LIBOR. At September 30, 1995, there were no borrowings outstanding under the credit facility. At December 31, 1994, $2,100,000 was borrowed under the credit facility at an effective interest rate of 7.49%.

         On July 19, 1995, the company obtained a one-year, $1,000,000 unsecured line of credit. Advances under this line bear interest at prime rate. At September 30, 1995, there were no borrowings under this line of credit.

H.       Other Matters

         The company has entered into a series of Management Agreements with the Manager through December 31, 1995. Pursuant to the Management Agreements, the Manager advises the company on its business and oversees its day-to-day operations subject to the supervision of the company's Board of Directors, the majority of whom are Independent Directors. During the three and nine months ended September 30, 1995, the company incurred combined Incentive Fees and Base Fees of $214,000 and $505,000, respectively, compared with $57,000 and $171,000, respectively, for the same periods of 1994. The company also incurred Administrative Fees pursuant to the Management Agreements referred to above and certain administration agreements entered into with the Manager in connection with certain of the company's CMO Ownership Interests and non-agency MBS bonds. Administrative Fees incurred for the three and nine months ended September 30, 1995 were $205,000 and $766,000, respectively, compared with $360,000 and $1,078,000, respectively, for the same periods of 1994.

         The company has an NOL carryover of approximately $101,000,000 at September 30, 1995 which can be used to reduce the company's requirement under the Code to distribute at least 95% of REIT income but does not reduce the requirement to distribute 95% of Excess Inclusion income. As of September 30, 1995, the company also has a capital loss carryover of approximately $30,600,000 which expires beginning in 1998.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Capitalized terms not otherwise defined in the narrative below shall have the meaning indicated in the "Summary of Definitions" which may be found at the end of this report.

         General - Asset Investors Corporation is a real estate investment trust
(REIT) that was incorporated by MDC under Maryland law in 1986. The Common Stock of Asset Investors Corporation is listed on the NYSE under the symbol "AIC." Asset Investors owns and manages ownership interests in residential mortgage loan securitizations and owns approximately 27% of the common stock of Commercial Assets, Inc. (AMEX: CAX).

         The company currently operates in a manner intended to permit it to qualify for the income tax treatment accorded to a REIT under the Code. If it so qualifies, the company's REIT income, with certain limited exceptions, will not be subject to federal income tax at the corporate level. In order to maintain its REIT status, the company generally will be required, among other things, to distribute annually (as determined under the Code) to its shareowners at least 95% of its REIT income reduced by the NOL carryover. The company must also meet certain asset, income and stock ownership tests.

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

         Continuing its strategy of acquiring credit-sensitive assets that the company believes should benefit from an improving economy, the company acquired 66 non-agency MBS bonds (also referred to as high-yield bonds backed by home mortgage loans) with an aggregate outstanding balance on the date of acquisition of $84,734,000 during the first nine months of 1995. These non-agency MBS bonds were acquired at a total cost of $20,554,000, a weighted-average acquisition price of 27.0% and with a weighted-average pass-through coupon interest rate of 7.1%. The 1995 acquisitions were made using the remaining proceeds of the December 1994 Rights Offering and operating cash flow not needed to pay expenses or used to make dividend distributions. The company's non-agency MBS bonds acquired through September 30, 1995 have a weighted average pass-through coupon interest rate of 7.0% and were acquired at a weighted-average acquisition price of 36.5%.

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

         On November 10, 1995, the company sold 23 CMO Ownership Interests with a net carrying value of $2,194,000 at September 30, 1995 for $4,800,000. The sale resulted in a net gain of approximately $2,600,000 which will be included in fourth quarter 1995 net income. The sale substantially liquidated the company's holdings of CMO Ownership Interests and provides funds to acquire additional non-agency MBS bonds.

     The company's subordinate non-agency MBS bonds and the CMBS bonds of Commercial Assets have credit risk. Non-agency MBS bonds are collateralized by mortgage loans that do not meet GNMA, FNMA or FHLMC guarantee standards, generally because the mortgage loans exceed agency size limits (e.g., the current FNMA limit is $203,150) or because the borrower does not meet other agency credit underwriting criteria (a "non-conforming mortgage loan"). The company generally acquires the class of the non-agency MBS bond which bears the first losses from the related Mortgage Collateral. If a borrower defaults on a mortgage loan which is pledged as collateral for a residential mortgage loan securitization and the proceeds of the foreclosure sale of the property securing the mortgage loan are less than the unpaid balance of the mortgage, foreclosure costs and servicer advances, the company, as the holder of the first-loss class, would suffer a loss up to the then outstanding principal balance of such class. The loss would equal the unpaid principal balance plus foreclosure costs and servicer advances, net of proceeds from the foreclosure sale. Conversely, the holder of an agency-guaranteed mortgage loan virtually is assured of full payment of principal and interest due to the agency guarantee.

         The net economic loss to the company as a result of allocated credit losses on the company's non-agency MBS bonds (the product of the allocated credit losses and the related purchase price percentage, less indemnifications) was $261,000 for the nine months ended September 30, 1995. The outstanding principal balance of the company's non-agency MBS bonds was reduced by $2,367,000 from the allocation of credit losses on the home mortgage loan collateral for the nine months ended September 30, 1995.

         The company anticipates that the amount of credit losses allocated to the company's non-agency MBS bonds will increase in future periods. It is an industry expectation that defaults on mortgage loans are generally highest during years three through five of the life of the mortgage loan. Most of the mortgage loans that collateralize the company's subordinate non-agency MBS bonds were originated in 1993 through 1995 and have not yet reached the years during which defaults are anticipated to be at their highest.

         The company has set aside a $56,187,000 allowance for credit losses for non-agency MBS bonds acquired through September 30, 1995 to offset future credit losses. The allowance for credit losses is increased by the amount of anticipated future credit losses when the company acquires a non-agency MBS bond. The allowance for credit losses is decreased by credit losses allocated to the subordinate non-agency MBS bonds owned by the company, net of any indemnifications received. Book income, however, is impacted by any changes in estimates of future credit losses. The company believes that the current balance of the allowance for credit losses is adequate to absorb future credit losses allocated to its non-agency MBS bonds. This assumes, among other things, no significant changes in general economic conditions, which may impact the values of the single-family home collateral, or widespread natural disasters which may impact adversely the credit quality of the mortgage loan collateral.

         The company intends to use its available funds to acquire additional non-agency MBS bonds. Although the company's primary emphasis will be on the acquisition of subordinate unrated non-agency MBS bonds, future acquisitions may include, among other things, rated classes of residential mortgage loan securitizations. The company also may acquire or originate agency-guaranteed and non-conforming mortgage loans which, among other things, may be used for future securitizations.

                         RESULTS OF OPERATIONS FOR THE
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

         The company had book income (computed in accordance with GAAP) of $2,715,000 ($.11 per share) and $8,592,000 ($.35 per share), respectively, for the three and nine months ended September 30, 1995, compared with $1,344,000 ($.10 per share) and $9,689,000 ($.69 per share), respectively, for the three and nine months ended September 30, 1994. Book income during the three and nine months ended September 30, 1995 consisted of $2,526,000 ($.10 per share) and $5,285,000 ($.22 per share), respectively, of earnings from ongoing operations and $189,000 ($.01 per share) and $3,307,000 ($.13 per share), respectively, of earnings from liquidating operations compared with $568,000 ($.04 per share) and $649,000 ($.05 per share), respectively, of earnings from ongoing operations and $776,000 ($.06 per share) and $9,040,000 ($.64 per share), respectively, from liquidating operations for the three and nine months ended September 30, 1994. Results of liquidating operations consist of the revenues from CMO Ownership Interests along with expenses directly allocable to the CMO Ownership Interests. All other revenues and expenses of the company, including corporate general and administrative expenses, are included in ongoing operations. Earnings from liquidating operations will be negligible in future years, primarily as a result of the November 10, 1995 sale of 23 CMO Ownership Interests.

         In December 1994, the company completed a Rights Offering that resulted in net proceeds of $17,208,000 and increased the company's outstanding Common Stock by 71%, from 14,158,208 shares to 24,212,002 shares. The proceeds of the Rights Offering principally were used to acquire additional non-agency MBS bonds.

         The table below summarizes the company's results of operations during the three and nine months ended September 30, 1995 and 1994 (in thousands, except per share data).

                                                                   Three Months Ended          Nine Months Ended
                                                                       September 30,             September 30,
                                                                   1995          1994          1995          1994
Ongoing Operations:
   Revenues
     Non-agency MBS bonds                                        $  2,644      $    504    $    5,866     $    734
     Equity in earnings of Commercial Assets                          476           416         1,331          919
     Interest income                                                   44           125           298          371
                                                                       --           ---           ---          ---
                                                                    3,164         1,045         7,495        2,024
   Expenses
     Management fees                                                  303            33           667           55
     General and administrative                                       329           398         1,481        1,220
     Interest expense                                                   6            46            62          100
                                                                        -            --            --          ---
                                                                      638           477         2,210        1,375
                                                                      ---           ---         -----        -----

   Earnings from ongoing operations                                 2,526           568         5,285          649
                                                                    -----           ---         -----          ---

                                   - 13 -



                                                                    Three Months Ended          Nine Months Ended
                                                                       September 30,              September 30,
                                                                   1995          1994          1995          1994

Liquidating Operations:
   Revenues
     CMO Ownership Interests                                     $     83    $      561    $    1,702    $     2,768
     Interest income                                                   --           192           225            510
     Net (loss) gain on the sale of assets                            145           859         2,167          8,496
                                                                      ---           ---         -----          -----
                                                                      228         1,612         4,094         11,774

   Expenses
     Management fees                                                   33           121           195            380
     General and administrative                                         6            59            28            247
     Interest expense                                                  --           656           564          2,107
                                                                       --           ---           ---          -----
                                                                       39           836           787          2,734
                                                                       --           ---           ---          -----

   Earnings from liquidating operations                               189           776         3,307          9,040
                                                                      ---           ---         -----          -----

Book income                                                      $  2,715    $    1,344    $    8,592    $     9,689
                                                                 =  =====    =    =====    =    =====    =     =====
Book income per share                                            $    .11    $      .10    $      .35    $       .69
                                                                 =    ===    =      ===    =      ===    =       ===

Estimated REIT Income (Loss):
    Ongoing operations                                           $  3,900    $      914    $    8,800    $       (22)
    Liquidating operations                                           (100)       (2,614)       (5,700)       (22,278)
                                                                     ----        ------        ------        -------

Estimated REIT income (loss)                                     $  3,800    $   (1,700)   $    3,100    $   (22,300)
                                                                 =  =====    =   ======    =    =====    =   =======
Estimated REIT income (loss) per share                           $    .15    $     (.12)   $      .13    $     (1.58)
                                                                 =    ===    =     ====    =      ===    =     =====


Excess Inclusion income                                          $     --    $    1,000    $      636    $     2,800
                                                                 =     ==    =    =====    =      ===    =     =====
Excess Inclusion income per share                                $     --    $      .07    $      .03    $       .20
                                                                 =     ==    =      ===    =      ===    =       ===


Dividends                                                        $  2,186    $      988    $    6,065    $     2,679
                                                                 =  =====    =      ===    =    =====    =     =====
Dividends per share                                              $    .09    $      .07    $      .25    $       .19
                                                                 =    ===    =      ===    =      ===    =       ===

Weighted-average shares outstanding                                24,294        14,111        24,260         14,097


Book Income

         Non-agency MBS Bonds - Book income from the company's non-agency MBS bonds increased significantly during the three and nine months ended September 30, 1995 compared with the same periods in 1994 primarily due to the acquisition of 150 non-agency MBS bonds since April 1994 with an outstanding principal balance of $173,676,000 and a weighted-average coupon of 7.0% at acquisition. The company's effective book yield on its non-agency MBS bonds at September 30, 1995 and December 31, 1994, taking into consideration an estimate of future credit losses, was 17.9% and 15.0%, respectively. The company records an allowance for credit losses at the time a non-agency MBS bond is acquired. At September 30, 1995, the allowance for credit losses related to the company's non-agency MBS bonds was $56,187,000. The allowance reduces the amount of book income the company records from these assets.

     As of September 30, 1995, there were 225 mortgage loans (out of approximately 130,000) in foreclosure that collateralize the company's non-agency MBS bonds, with an outstanding principal balance of $43,619,000 and an amortized cost of $13,361,000. The company's economic exposure to credit losses from the mortgage loans in foreclosure is dependent upon: (i) the net amount recovered from the foreclosure sale of the defaulted mortgage loans, less related foreclosure costs and servicing advances; and (ii) the purchase price of the related non-agency MBS bonds. The company's economic loss with respect to any one non-agency MBS bond is limited to the bond's acquisition price less cash received through the foreclosure date. The average acquisition price of the company's non-agency MBS bonds is $361,000.

         Commercial Assets - Commercial Assets commenced operations on October 12, 1993 and had only limited operations in 1993 and the first quarter of 1994. Commercial Assets has reported that it has acquired, since its inception, 11 CMBS bonds from six securitizations at a cost of $74,433,000. At September 30, 1995 and 1994, these CMBS bonds had outstanding principal balances of $100,612,000 and $84,960,000, respectively, and weighted-average yields-to-maturity before credit losses of 13.4% and 12.9%, respectively. Income from the company's shares of Commercial Assets (which, for book income purposes, is based on the company's pro rata share of Commercial Assets' book income) for the three and nine months ended September 30, 1995 increased by $60,000 and $412,000, respectively, compared with the same periods of 1994, due to the acquisition of $91,971,000 principal amount of CMBS bonds during 1994. Commercial Assets completed the investment of its original $75,000,000 of capital in 1994 and has not acquired any CMBS bonds in 1995. Commercial Assets reported that its earnings and dividends should remain relatively stable subject to, among other things, expense levels, credit losses and principal prepayments on the CMBS bonds.

         CMO Ownership Interests - The company's book income from CMO Ownership Interests decreased during the three and nine months ended September 30, 1995 compared with the same periods of 1994 primarily due to gains from the exercise of Call Rights and sale of CMO Ownership Interests in 1994 and the first half of 1995. As a result of the November 10, 1995 sale of 23 CMO Ownership Interests, future book income from CMO Ownership Interests will be negligible.

         Net Gain on Sale of Assets - During the nine months ended September 30, 1995 and 1994, the company exercised Call Rights on its CMO Ownership Interests resulting in gains of $2,153,000 and $8,496,000, respectively. The exercise of these Call Rights during the nine months ended September 30, 1995 and 1994 reduced the outstanding principal amount of the company's Mortgage Collateral by $45,698,000 and $78,015,000, respectively.

         On March 30, 1995, Asset Securitization sold 28 CMO Ownership Interests and repaid the secured notes payable, as discussed above. As of December 31, 1994, the company recognized $1,205,000 of net holding losses for book income purposes related to the 28 CMO Ownership Interests sold. As a result, no gain or loss was recorded on the sale of the CMO Ownership Interests and repayment of the secured notes in 1995. During the nine months ended September 30, 1995 and

1994, the company earned book income from Asset Securitization of $733,000 and $4,340,000 (including a $4,664,000 gain from the exercise of a Call Right in 1994), respectively. Asset Securitization was liquidated in May 1995.

         On November 10, 1995, the company sold 23 CMO Ownership Interests with a net carrying value of $2,194,000 at September 30, 1995 for $4,800,000. The sale resulted in a net gain of approximately $2,600,000 which will be included in earnings from liquidating operations in the fourth quarter of 1995.

         Interest Income - Interest income from ongoing operations decreased during the three and nine months ended September 30, 1995 compared with the same periods in 1994 because the company has used substantially all of its available cash to acquire non-agency MBS bonds. Interest income from liquidating operations has decreased during the three and nine months ended September 30, 1995 compared with the same periods in 1994 because the interest income was earned primarily from restricted cash for the secured notes payable. The restricted cash was used to repay the secured notes on March 30, 1995.

         General and Administrative Expenses - General and administrative expenses from ongoing operations decreased during the three months ended September 30, 1995 compared with the same period in 1994 due primarily to lower consulting fees for non-agency MBS bonds acquisitions offset by higher DER expense. General and administrative expenses from ongoing operations increased during the nine months ended September 30, 1995 compared with the same period in 1994 due to, among other things, the increase in DER expense, legal fees and printing costs.

         Management Fees - Included in management fees attributable to ongoing operations are Incentive Fees incurred by the company along with Base Fees and Administrative Fees applicable to the non-agency MBS bonds. The management fees included in ongoing operations increased during the three and nine months ended September 30, 1995 compared with the same periods in 1994 due to acquisitions of non-agency MBS bonds during 1994 and 1995 and higher dividends in 1995 compared with 1994. Management Fees included in liquidating operations decreased during the three and nine months ended September 30, 1995 compared with the same periods in 1994 due to sales and calls of CMO Ownership Interests and collateral repayments during 1994 and 1995. During the three and nine months ended September 30, 1995, total management fees incurred by the company pursuant to the Management Agreement were $419,000 and $1,257,000, respectively, compared with $417,000 and $1,249,000, respectively, for the same periods in 1994.

         Interest Expense - Interest expense on the company's borrowing facilities, primarily included in liquidating operations, decreased during the three and nine months ended September 30, 1995, compared with the same periods in 1994, principally due to the repayment of $11,408,000 and $30,592,000, respectively, of the secured notes payable in 1994 and in the first quarter of 1995.

REIT Income

         The company's estimated REIT income from ongoing operations during the three and nine months ended September 30, 1995 improved over the same periods in 1994 due to $2,620,000 and $8,151,000, respectively, of higher REIT earnings from non-agency MBS bonds and $607,000 and $884,000, respectively, of increased dividends from Commercial Assets. The increase in REIT earnings from non-agency MBS bonds was due to acquisitions of non-agency MBS bonds in 1994 and 1995.

         The company's estimated REIT losses from liquidating operations for the three and nine months ended September 30, 1995 were significantly less than the same periods in 1994 primarily due to high levels of prepayments of the Mortgage

Collateral underlying the company's CMO Ownership Interests during the first half of 1994. The high levels of prepayments in 1994 resulted in significant amounts of non-cash interest expense from amortization of the discounts on the company's CMO Bonds.

         The estimated REIT losses from liquidating operations during the nine months ended September 30, 1995 included $4,500,000 of interest expense related to the write off of unamortized discount from CMO Bonds redeemed during the period in conjunction with the exercise of Call Rights, compared with $1,500,000 for the same period in 1994. Exclusive of the interest expense related to the exercise of Call Rights, the company earned estimated REIT income of $7,600,000 during the nine months ended September 30, 1995, compared with REIT losses of $20,800,000 for the same period in 1994.

         The company recognized approximately $2,741,000 and $19,622,000 of net capital losses during the three and nine months ended September 30, 1995, respectively. The net capital losses are not included in REIT income, but increased the company's capital loss carryover to approximately $30,600,000 at September 30, 1995. For the three and nine months ended September 30, 1994, the company recognized $981,000 and $8,603,000, respectively, of net capital gains from the exercise of Call Rights, which reduced the company's capital loss carryovers from prior periods, as required by the Code.

Excess Inclusion Income

         The company's Excess Inclusion income for the three and nine months ended September 30, 1995 was significantly less than the same periods in 1994. Excess Inclusion income was generated from certain of the CMO Ownership Interests owned by the company. Due to the liquidation of these CMO Ownership Interests, Excess Inclusion income is expected to be negligible in the future periods.

NOL Carryover

         The company's NOL carryover was approximately $101,000,000 as of September 30, 1995. The NOL can be used to reduce the company's requirement to distribute at least 95% of its REIT income.

Reconciliation of REIT Income and Book Income

         Substantially all of the difference between REIT income and book income is due to: (i) gains on the sales of assets recorded for book income purposes that either capital losses or are capital gains that are reduced to zero for REIT income purposes by the company's capital loss carryover; (ii) the method of recording credit losses, which for REIT income purposes are not deducted until they occur and which for book income purposes are estimated and reflected as a reduction of revenues in the form of lower discount amortization included in income from non-agency MBS bonds; and (iii) differences in the calculation of discount and premium amortization for REIT income compared to book income attributable to non-agency MBS bonds and CMO Ownership Interests.

Dividend Distributions

         On September 29, 1995, Asset Investors announced an increase in its regular quarterly dividend to nine cents per share, representing the third dividend increase in two years. The third quarter 1995 dividend totaled $2,186,000, or nine cents per share, compared with $988,000, or seven cents per share, for the same period in 1994. The dividend was paid on October 16, 1995 to shareowners of record on October 9, 1995.

                        LIQUIDITY AND CAPITAL RESOURCES

         The company uses its cash flow from operating activities and other capital resources to provide working capital to support its operations, for the payment of dividends to its shareowners, for the acquisition of assets and for the repayment of borrowings.

         The table below summarizes the company's operating cash flows and uses of those cash flows for the nine months ended September 30, 1995 and 1994 (in thousands).

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                         1995               1994
Cash Flow from Ongoing Operations:
    Non-agency MBS bonds                                                               $   8,004         $    1,019
    Dividends from Commercial Assets                                                       1,960                525

Cash Flow from Liquidating Operations:
    CMO Ownership Interests                                                                4,476             17,425
    Restricted cash for secured notes payable                                             15,569                 --
    Sale of assets                                                                        19,520             11,934

Total expenses, net of interest income and other                                          (3,130)            (1,018)
                                                                                          ------             ------

Cash Flow From Operations                                                              $  46,399         $   29,885
                                                                                       =  ======         =   ======

Dividends Paid                                                                         $   4,476         $    1,691
                                                                                       =   =====         =    =====

Acquisition of Non-agency MBS Bonds                                                    $  19,520         $   17,076
                                                                                       =  ======         =   ======

Repayment of Debt                                                                      $  33,350         $    9,985
                                                                                       =  ======         =    =====


     The company's cash flow from ongoing operations continues to increase due to acquisitions of non-agency MBS bonds. From April 1, 1994 through September 30, 1995, the company acquired 150 non-agency MBS bonds, with an aggregate outstanding principal balance on the date of acquisition of $173,676,000, a weighted-average coupon of 7.0% and an aggregate total cost of $54,178,000. Dividends from Commercial Assets increased in 1995 compared with 1994 due to acquisitions of CMBS bonds by Commercial Assets in 1994. Commercial Assets has stated that its dividend should remain stable in the future assuming, among other things, no defaults in the mortgage loans collateralizing its CMBS bonds and stable expenses.

         Cash flow from liquidating operations, primarily consisting of CMO Ownership Interests, is declining because of the sales and exercises of Call Rights of CMO Ownership Interests in 1994 and 1995. On November 10, 1995, the company sold substantially all of its remaining CMO Ownership Interests for $4,800,000. As a result, the company expects no significant cash flow from its CMO Ownership Interests in future years.

         The company has available sources of liquidity from several Repurchase Agreements and a credit facility which expires on December 23, 1996, in each case collateralized by certain non-agency MBS bonds. The collateral value and interest rate related to these borrowing agreements are subject to periodic adjustment. At September 30, 1995, the company was able to borrow $22,214,000 under these agreements, based on the value of the pledged collateral. At

September 30, 1995, there were no borrowings under the Repurchase Agreements or credit facility. The company currently does not intend to use significant amounts of short-term debt to acquire non-agency MBS bonds.

         On July 19, 1995, the company obtained a one-year, $1,000,000 unsecured line of credit. Advances under this line bear interest at prime rate. At September 30, 1995, there were no borrowings under this line of credit.

         To further expand the company's operations and increase shareowners' returns, the company plans to acquire additional non-agency MBS bonds with its available cash flow. Assuming current levels of cash flow from ongoing operations, the company anticipates that it will have approximately $6,000,000 (including the $4,800,000 in proceeds from the November 10, 1995 sale of 23 CMO Ownership Interests) in available cash flow to acquire additional assets during the fourth quarter of 1995.

         The amount of defaults and resulting credit losses on the company's non-agency MBS bonds may be impacted adversely by natural disasters not generally insured against by a standard homeowners insurance policy (e.g., floods, earthquakes, etc.) in geographic areas in which residential properties that collateralize the company's non-agency MBS bonds are located. The company is unable to predict the impact natural disasters may have on the company's income. The company has provided $56,187,000 of allowances for credit losses at September 30, 1995 to absorb future credit losses.

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

Call Rights - The rights provided in the Indenture of a CMO Bond that allow the issuer of the CMO Bond to sell the Mortgage Collateral and redeem the bonds at par at a predetermined date or if the bond balance falls below a predetermined amount (for example, 10% of the original bond balance). Any excess proceeds from the sale of the Mortgage Collateral over the funds required to redeem the bonds is passed on to the residual interest holder.

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

Commercial Assets - Commercial Assets, Inc., a publicly traded REIT formed by the company in August 1993, incorporated under Maryland law. (AMEX: Commercial Assets, Inc.)

Commission - The Securities and Exchange Commission.

Common Stock - Asset Investors Corporation common stock, par value $.01 per share, listed on the New York Stock Exchange, Inc. under the symbol "AIC."

company - Asset Investors Corporation, a Maryland corporation.

DERs - Dividend equivalent rights as defined in the 1986 Stock Option Plan, as amended. Option holders earn shares of Common Stock equal to the value of dividends received as if the options were outstanding Common Stock.

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

Manager - Financial Asset Management Corporation, a Delaware corporation and indirect subsidiary of M.D.C. Holdings, Inc..

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

                                    PART II
                               OTHER INFORMATION

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

     10.2 CMO Participation Agreement, dated as of December 15, 1986, among the Registrant, Holdings and Yosemite Financial, Inc. (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 1988, Commission File No. 1-9360, filed on August 15, 1988).

     10.3 Form of Repurchase Agreement (incorporated herein by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 1988, Commission File No. 1-9360, filed on August 15, 1988).

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

     10.6 Forms of Investment Agreement entered into in connection with CMO issuances (incorporated herein by reference to Exhibit
                  10.26 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 1988, Commission File No. 1-9360, filed on August 15, 1988).

     10.7 Forms of Consulting Agreement entered into in connection with CMO issuances of Asset Investors Trusts (incorporated herein by reference to Exhibit 10.31 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 1988, Commission File No. 1-9360, filed on August 15, 1988).

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

     27           Financial Data Schedule.

     99 Automatic Dividend Reinvestment Plan relating to the Common Stock of the Registrant, as amended (incorporated herein by reference to Exhibit 28 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1991, Commission File No. 1-9360, filed on March 30, 1992).

*        The  securities  issued  pursuant to the indenture do not exceed 10% of
         the  total  assets  of  the  Registrant  and  its   subsidiaries  on  a
         consolidated basis and will be filed upon request of the Commission.

                  (b)  Reports on Form 8-K:

                  No current reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  ASSET INVESTORS CORPORATION
                                                  (Registrant)


Date:  November 10, 1995                          By   /s/ Paris G. Reece III
                                                      -----------------------
                                                      Paris G. Reece III
                                                      Chief Financial Officer