Form 10-K405
period 1995-12-31
ASSET INVESTORS CORP
filed 1996-03-28
CIK 804138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K



(Mark one)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    X           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

                                       OR


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 15, 1996, 24,355,862 shares of Asset Investors Corporation Common Stock were outstanding, and the aggregate market value of the shares (based upon the closing price of the common stock on that date as reported on the New York Stock Exchange, Inc.) held by non-affiliates was approximately $71,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K is incorporated by reference to the registrant's 1996 definitive proxy statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                TABLE OF CONTENTS

                                                                           PAGE

Part I
ITEM 1.    BUSINESS
           (a)    General Development of Business.........................   1
           (b)    Narrative Description of Business.......................   3
ITEM 2.    PROPERTIES.....................................................  18
ITEM 3.    LEGAL PROCEEDINGS..............................................  18
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  18

Part II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           SHAREOWNER MATTERS.............................................  18
ITEM 6.    SELECTED FINANCIAL DATA........................................  19
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS............................  20
ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....... F-1
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE............................  31

Part III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............  31
ITEM 11.   EXECUTIVE COMPENSATION.........................................  31
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.....................................................  31
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  31

Part IV
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K............................................  31

SIGNATURES................................................................  35


                                      (i)

                                     PART I

         Capitalized terms not otherwise defined in the narrative below shall have the meanings indicated in the "Summary of Definitions" which may be found following the consolidated financial statements of the company.

Item 1.    BUSINESS.

         (a)      General Development of Business.

         Asset Investors Corporation (the "company") is a real estate investment trust (REIT) that was incorporated by MDC under Maryland law in 1986. Its shares of Common Stock are listed on the NYSE under the symbol "AIC." Asset Investors manages ownership interests in residential mortgage loan securitizations (non-agency MBS bonds) and owns approximately 27% of the common stock of Commercial Assets, Inc. (AMEX: CAX).

         The company operates in a manner that permits it to qualify for the income tax treatment accorded to a REIT under the Code. Accordingly, the company's REIT income and its Excess Inclusion income, with certain limited exceptions, are not subject to state or federal income tax at the corporate level. In order to maintain its REIT status, the company will be required, among other things, to distribute annually (as determined under the Code) to its shareowners at least 95% of the greater of its REIT income or its Excess Inclusion income and to meet certain asset, income and stock ownership tests.

         The company's acquisition and other policies are determined by its Board of Directors. The company's By-laws require that a majority of the Board of Directors and each committee thereof be comprised of persons constituting Independent Directors.

         The company's day-to-day operations are performed by the Manager, a subsidiary of MDC, pursuant to a Management Agreement which is subject to the approval of a majority of the Independent Directors. The Manager is subject to the supervision of the Board of Directors. As part of its duties, the Manager presents the company with asset acquisition opportunities consistent with the policies and objectives of the company and furnishes the Board of Directors with information concerning the acquisition, holding and disposition of assets. The company has no employees. Certain employees of the Manager or of MDC have been designated as officers of the company.

         Effective April 1, 1996, Financial Asset Management LLC will assume the obligations of the Management Agreement from the Manager. Financial Asset Management LLC is 80% owned by two subsidiaries of MDC and 20% owned by Spencer
I. Browne, the President of the company.

         The company intends to continue its business and to conduct its operations so as not to become regulated as an investment company under the 1940 Act. The 1940 Act exempts entities that, directly or through majority-owned subsidiaries, are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretations by the staff of the Commission, in order to qualify for this exemption, the company, among other things, must maintain at least 55% of its assets in Qualifying Interests and may also be required to maintain an additional 25% in Qualifying Interests or other real estate-related securities. The assets which the company may acquire could be limited by the provisions of the 1940 Act. In connection with its acquisition of non-agency MBS bonds, the company has adopted a policy of obtaining substantial foreclosure and other rights with respect to the underlying mortgage loans. As a result of obtaining such rights, the company believes that such MBS bonds constitute Qualifying Interests for the purpose of the 1940 Act.

         Because greater than 55% of the company's consolidated assets are Qualifying Interests, the company believes that it is not required to register as an investment company under the 1940 Act. If the Commission or its staff were to take a different position with respect to whether such MBS bonds constitute Qualifying Interests, the company could be required: (i) to change the manner in which it conducts its operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on the company and the market prices for the Common Stock.

         Overview - During 1995, the company continued to acquire residential mortgage loan-related assets that are less sensitive to mortgage interest rates and prepayments than its CMO Ownership Interests. While these assets should benefit from an improving economy, they are sensitive to credit risks. The company acquired 159 non-agency MBS bonds (also referred to as high-yield bonds backed by home mortgage loans) during 1994 and 1995 with an aggregate outstanding balance on the date of acquisition of $188,338,000. These non-agency MBS bonds were acquired at a total cost of $57,588,000, a weighted-average acquisition price of 35.8%, and currently have a weighted-average pass-through coupon interest rate of 7.0%.

         Sale of CMO Ownership Interests - From 1990 to 1993, mortgage interest rates fell to their lowest levels in over 25 years which resulted in an unprecedented high level of prepayments in 1992, 1993 and the first half of 1994 on the mortgage loans underlying the company's GNMA, FNMA and FHLMC-guaranteed mortgage certificates, as homeowners nationwide refinanced their mortgages to lower their payments. Prepayments adversely affect the company's CMO Ownership Interests by reducing the amount of its interest earning assets (and the company's future income therefrom) and by permanently reducing the positive spread between the company's fixed-rate agency-guaranteed mortgage certificates and the weighted-average interest cost of its remaining CMO Bonds. These assets also generated substantial amounts of Excess Inclusion income which the company was required to distribute in dividends to maintain its status as a REIT. As a result, the company was required to distribute much of its capital. For these reasons, among others, the company has sold substantially all of its CMO Ownership Interests over the past three years.

         Formation of Commercial Assets - In August 1993, the company formed a new REIT, Commercial Assets. The company contributed $75,000,000 ($74,800,000 pursuant to the Contribution Agreement plus $200,000 of cash) to the capital of Commercial Assets during 1993 and distributed, on October 12, 1993, approximately 70% of the shares of Commercial Assets, valued at $52,598,000, to the company's shareowners as a taxable dividend. The Distribution satisfied a significant portion of the company's REIT distribution requirements for 1993 and 1992, and diversified a portion of its assets. The company's capital was reduced by the amount of the distribution.

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

         Acquisition  of Non-agency  MBS Bonds - In late April 1994, the company
began  acquiring   unrated  credit  support  debt  interests  in  non-conforming residential mortgage loan securitizations known as "non-agency MBS bonds."

         The company's non-agency MBS bonds have credit risk. Non-agency MBS bonds are collateralized by mortgage loans that do not meet GNMA, FNMA or FHLMC guarantee standards, typically because the mortgage loans exceed agency size limits (e.g., currently $207,000) or because the borrower does not meet other agency credit underwriting criteria (a "non-conforming mortgage loan"). The company generally acquires the subordinate class of the non-agency MBS bond which bears the first losses from the related Mortgage Collateral. If a borrower defaults on a mortgage loan which is pledged as collateral for a residential mortgage loan securitization and the proceeds of the foreclosure sale of the property securing the mortgage loan are less than the unpaid balance of the mortgage, foreclosure costs and servicer advances, the company, as the holder of the first-loss class, would suffer a loss. The loss would equal the unpaid principal balance plus foreclosure costs and servicer advances, net of proceeds from the foreclosure sale, mortgage insurance and loss indemnifications, if any. Conversely, the holder of an agency-guaranteed mortgage loan virtually is assured of full payment of principal and interest because of the agency guarantee.

         The company intends to use its available funds to acquire additional non-agency MBS bonds. Although the company's primary emphasis will be on the acquisition of subordinate unrated non-agency MBS bonds, future acquisitions may include, among other things, rated classes of residential mortgage loan securitizations, participations in residential real estate or other assets. The company also may acquire or originate agency-guaranteed and non-conforming mortgage loans which, among other things, may be used for future securitizations.

         (b)      Narrative Description of Business.

         The company seeks to: (i) generate cash flow in order to make distributions to its shareowners; (ii) enable its shareowners to participate in the market for credit support non-agency MBS bonds (substantially all of which may be unrated) and the market for unrated and lower-rated debt interests in commercial mortgage loan securitizations through its ownership of shares in Commercial Assets; and (iii) enhance stockholders' equity. There can be no assurance that the company will achieve any or all of these objectives.

         The discussion below describes the principal categories of assets which the company owns and intends to acquire.

         Non-Agency MBS Bonds - Residential mortgage loan securitization is the process of accumulating a specific group of mortgage loans on residential (one- to four-unit) properties and structuring the monthly principal and interest payments received from the owners of the properties securing these mortgage loans into new multi-class debt instruments. The debt instruments issued in the securitization of non-conforming mortgage loans are known as "non-agency MBS bonds." The holder of a non-conforming mortgage loan will suffer a loss if the borrower defaults and the proceeds from the foreclosure sale of the mortgaged property are less than the unpaid balance of the mortgage loan plus foreclosure costs and interest advances. In contrast, agency-guaranteed mortgage loans or CMO Bonds secured by agency-guaranteed or insured mortgage certificates do not have credit risk because of the agency guarantee.

         Because of credit risk, a securitization of non-conforming mortgage loans requires some form of credit enhancement. One type of credit enhancement commonly provided is through a "senior-subordinate" structure, where the subordinate classes (or tranches) of the non-conforming residential mortgage loan securitization provide credit protection to the senior classes by absorbing the first losses from loan defaults or foreclosures. Based on the structure of the non-conforming mortgage loan securitization, the cash flow (principal and interest) from the non-conforming mortgage loans is allocated first to the senior bond classes and then to the subordinated non-agency MBS bond classes. The senior class consists of securities that may be rated from low investment grade "BBB" to higher investment grades "A" through "AAA." The subordinated class typically would be the lower rated, non-investment grade "BB" and "B" and the unrated, higher-yielding, credit support non-agency MBS bond class (which generally incurs the first losses). The company has acquired, and intends to acquire in the future, the subordinate non-agency MBS bond classes which, while offering the potential of a substantially higher yield than the more senior classes, have the greatest credit risk. Such MBS bond classes are considered to be speculative and are subject to special risks, including a substantially greater risk of loss of principal and non-payment of interest than the more senior, rated classes.

         The principal of, and interest on, the non-conforming mortgage loans which comprise the Mortgage Collateral for the non-agency MBS bonds may be allocated among the classes of MBS bonds in many ways. The company's right to distributions of principal and interest is subordinated to all the more senior classes of the non-agency MBS bond issuance. Furthermore, as the holder of the credit support non-agency MBS bond class, the company generally does not receive any prepayments of principal from the non-conforming mortgage loans which comprise the Mortgage Collateral for a period of at least five years.

         Despite credit underwriting of the non-conforming mortgage loans and the borrowers by mortgage originators, the nationally recognized credit rating agencies generally are unwilling to give favorable ratings to classes of non-conforming mortgage loan securitizations unless these classes have the benefit of credit enhancement. An unrated credit support class absorbs the first losses when homeowners default on their mortgage loans. Therefore, the inclusion of the unrated credit support class in a non-conforming mortgage loan securitization enables the rating agencies to rate the more senior non-agency MBS bond classes.

         A substantial portion of the non-conforming mortgage loans that are the collateral for the company's non-agency MBS bonds had an original principal balance that generally (but not in all cases) did not exceed 80% of the lesser of the appraised value of the mortgaged residential property or the purchase price of such property as of the date the loan was originated. The ratio of the loan amount to the appraised value or purchase price is referred to as the loan-to-value ratio. The loan-to-value ratio of a mortgage loan may be higher or lower on any date subsequent to origination of the loan as a result of changes in the value of the property securing the mortgage loan and as a result of principal payments on the mortgage loan. If the loan-to-value ratio on the date a mortgage loan is originated is above 80%, the borrower generally (but not always) is required to purchase private mortgage insurance at the time the mortgage loan is originated. The effect of the mortgage insurance is to reduce the loan-to-value ratio at the origination date to generally less than 75%. In addition, the borrower must meet certain credit underwriting criteria.

         An illustration of a non-conforming mortgage loan securitization follows. The example assumes the existence of a home with an appraised value of $375,000 securing a non-conforming mortgage loan with a principal balance of $300,000. If an issuer purchased 1,000 similar $300,000 mortgage loans secured by 1,000 homes with an aggregate appraised value of $375,000,000, it could issue a total of $300,000,000 principal amount of non-agency MBS bonds, assuming a loan-to-value ratio of 80%.

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



   1,000 Homes      $300,000,000 Aggregate          Non-Conforming Mortgage
                       Principal Amount of             Loan Securitization
                     Non-Conforming Mortgage             Structure (2,3)
                           Loans (1)
[Illustration
 of a house]             [Illustration                     $282,000,000
                          of a Mortgage                Total principal amount
                          Certificate]                 of AAA, AA, A and BBB-
                                                         Rated Senior Non-
                                                         Agency MBS Bonds


                                                            $16,500,000
                                                     Total Principal Amount
                                                       of BB and B-Rated,
                         $300,000,000                Subordinate Non-Agency
                        Deeds of Trust                      MBS Bonds
                     First Mortgage Liens

                                                             $1,500,000 (*)
 $375,000,000
   Aggregate
Appraised Value
                         $75,000,000                        $75,000,000
                     Aggregate Homeowners'             Aggregate Homeowners'
                  Equity Based on Appraised         Equity Based on Appraised
                           Value                              Value




   * Total Principal Amount of Unrated Credit Support Non-Agency MBS Bonds
---------------

(1) 1,000 mortgage loans each with a principal balance of $300,000. In this example, the amount of each mortgage is no greater than 80% of the appraised value of the home. As a result, no homeowner is required to obtain private mortgage insurance.
(2)  The principal  amount of each  non-agency MBS bond class (often referred to as "splits") is determined by the rating agency based on, among other things, its determination as to the quality of the non-conforming mortgage loans and the likelihood of timely payment of interest and principal on each of the non-agency MBS bond classes.
(3) In the event a mortgage loan is foreclosed and the proceeds from the sale of the property securing the mortgage loan, including private mortgage insurance, is less than the unpaid principal balance of the mortgage loan, including foreclosure costs and interest advances, the unrated credit support non-agency MBS bonds will suffer a loss notwithstanding the fact that, in the aggregate, there is significant homeowners' equity supporting the remaining non-conforming mortgage loans comprising the Mortgage Collateral for the non-conforming mortgage loan securitization.


         After originating and funding or purchasing the non-conforming mortgage loans that will comprise the collateral for the non-conforming mortgage loan securitization, the issuer transfers the non-conforming mortgage loans to a trustee for safekeeping. The non-agency MBS bond represents an interest in the securitization. As homeowners make their monthly mortgage loan payments to their respective mortgage loan servicers, the payments are remitted by the servicers to the trustee. The trustee collects these payments and holds them until the next scheduled non-agency MBS bond payment date, generally monthly.

         On each payment date, the trustee first makes payments of interest to the senior classes followed by principal payments to these classes. Next, interest and principal payments are made to the credit support classes, most often in their order of seniority as determined by the terms of the indenture. Prepayments of principal on the non-conforming mortgage loans backing the non-agency MBS bonds are generally allocated to the senior classes during the first five years. After that period, the credit support classes receive a portion of the prepayments that increases over time.

         Yield Considerations on Non-agency MBS Bonds - The yields on the unrated credit support non-agency MBS bonds acquired by the company will be extremely sensitive to prepayments, defaults and the severity and timing of foreclosure losses on the non-conforming mortgage loans comprising the Mortgage Collateral for such non-agency MBS bonds. As a holder of the credit support class of non-agency MBS bonds, the company's right to distributions of principal and interest is subordinate to all of the more senior classes of non-agency MBS bonds. Actual losses on the Mortgage Collateral (after default, where the proceeds from the foreclosure sale of the home are less than the unpaid balance of the mortgage loan plus disposition costs and interest advances) will be allocated first to the company's credit support non-agency MBS bonds prior to being allocated to the more senior non-agency MBS bond classes. The non-agency MBS bonds the company owns and intends to acquire are speculative and subject to special risks, including a substantially greater risk of loss of principal and non-payment of interest than the more senior rated bonds.

         The Effect of Prepayments on Non-agency MBS Bonds - The aggregate amount of distributions on the company's non-agency MBS bonds and their yield also will be affected to a lesser extent by the amount and timing of principal prepayments on the mortgage loans comprising the Mortgage Collateral. To the extent the more senior tranches of non-agency MBS bonds are outstanding, all prepayments of principal on the non-conforming mortgage loans comprising the Mortgage Collateral will be paid to the holders of more senior classes, and none will be paid to the company during the first five years, and in some cases a longer period, after the original issue date of the company's non-agency MBS bonds. This subordination of the credit support non-agency MBS bonds to more senior classes may affect adversely the yield on the non-agency MBS bonds owned or acquired by the company. Even if there are no actual losses on the Mortgage Collateral, interest and principal payments are made on the more senior classes before interest and principal are paid to the holders of the credit support class. Because the company is acquiring the non-agency MBS bonds at significant discounts from their outstanding principal balances, if the company estimates the yield on a non-agency MBS bond based on a faster rate of payment of principal than actually occurs, the company's yield on that non-agency MBS bond will be lower than anticipated.

         Because the rate and timing of principal payments on the Mortgage Collateral will depend on future events and on a variety of other factors over which the company has no control, no assurances can be given as to such rate or the timing of principal payments on the non-agency MBS bonds the company owns or acquires.

         Unlike debt interests which have a definite maturity date, absent a complete reduction of principal as a result of allocated realized losses, the maturity date of a non-agency MBS bond may occur sooner or later than its anticipated maturity date due to the rate and timing of prepayments on the non-conforming mortgage loans comprising the Mortgage Collateral. In order to compare more easily the rate at which a pool of single-family residential mortgage loans prepays (i.e., their "prepayment speed"), the Public Securities Association, a national statistical analysis organization, created a Prepayment Assumption Model as a reference standard for measuring future single-family residential mortgage loan prepayment rates known as "PSA." One hundred percent PSA (i.e., 100% of the Prepayment Assumption Model) assumes prepayment rates of 0.2% per annum of the then unpaid principal balance of such mortgage loans in the first month of the life of such mortgage loans and an additional 0.2% per annum in each month thereafter (for example, 0.4% per annum in the second month) until the 30th month. A 100% PSA rate means that 6% of the remaining aggregate principal amount of the non-conforming mortgage loans comprising the Mortgage Collateral pays off each year, after the mortgage loan is 30 months old, until all the mortgage loans are paid in full; a 200% PSA rate means that 12% of the remaining aggregate principal amount of the Mortgage Collateral pays off each year; and a 300% PSA rate means that 18% of the remaining principal amount of the Mortgage Collateral pays off each year. The PSA curve is not a historical description of the prepayment experience of any specific pool of single-family residential mortgage loans or a prediction of the anticipated rate of prepayments of any pool of such mortgage loans.


THE PUBLIC SECURITIES ASSOCIATION PREPAYMENT ASSUMPTION MODEL

CONSTANT PREPAYMENT RATE

Years           0       1               2               3               4                               30
-----           -       -               -               -               -                               --
100 PSA 0.00%   1.20%   2.40%   3.60%   4.80%   6.00%   6.00%   6.00%   6.00%   6.00%   6.00%   6.00%   6.00%
200 PSA 0.00%   2.40%   4.80%   7.20%   9.60%   12.00%  12.00%  12.00%  12.00%  12.00%  12.00%  12.00%  12.00%
300 PSA 0.00%   3.60%   7.20%   10.80%  14.40%  18.00%  18.00%  18.00%  18.00%  18.00%  18.00%  18.00%  18.00%

The graph is a representation of prepayments (100 PSA, 200 PSA and 300 PSA) as expressed as an annual percentage of the outstanding mortgage balance over time.

         The actual rate of principal prepayments on the non-conforming mortgage loans comprising the Mortgage Collateral may be influenced by a variety of economic, geographic, social and other factors. In general, if prevailing mortgage loan interest rates fall below the interest rates on the non-conforming mortgage loans comprising the Mortgage Collateral, such non-conforming mortgage loans and the Mortgage Collateral likely would be subject to higher prepayment rates than if prevailing mortgage loan interest rates remain at or above the interest rates on such non-conforming mortgage loans. Conversely, if mortgage loan interest rates rise above the interest rates on the non-conforming mortgage loans comprising the Mortgage Collateral, the rate of prepayment would be expected to decrease. Other factors affecting the rate of prepayments, as well as defaults and foreclosures, of single-family residential mortgage loans include changes in mortgagors' housing needs, job transfers, unemployment, mortgagors' net equity in the mortgaged properties and changes in the value of the mortgaged properties.

         The rate and timing of principal prepayments on the non-conforming mortgage loans comprising the Mortgage Collateral may affect the company's actual yield on the non-agency MBS bonds it acquires, even if the average rate of principal prepayments is consistent with the company's expectations. The actual rate of principal prepayments on the Mortgage Collateral cannot be predicted, and there is no assurance that the Mortgage Collateral will prepay at any given percentage of PSA.

         The Effect of Mortgage Defaults on Non-agency Bonds - To facilitate the standardization of the measurement of the rates of default on non-conforming mortgage loans relative to a model, the Public Securities Association has defined a standardized benchmark default curve, known as the "SDA curve." The standard default assumption ("SDA") represents an assumed rate of default each month relative to the then outstanding performing principal balance of the non-conforming mortgage loans comprising the Mortgage Collateral. The SDA curve assists the company and others in analyzing the non-agency MBS bonds they are considering for acquisition.

THE PUBLIC SECURITIES ASSOCIATION STANDARD DEFAULT ASSUMPTION MODEL

ANNUALIZED DEFAULT RATE

MONTHS     1        31       61       91       121      151      181      221      241      271      301      331      360
------     -        --       --       --       ---      ---      ---      ---      ---      ---      ---      ---      ---
100% SDA   0.00020  0.00600  0.00600  0.00306  0.00030  0.00030  0.00030  0.00030  0.00030  0.00030  0.00030  0.00030  0.00030
 50% SDA   0.00010  0.00300  0.00300  0.00153  0.00015  0.00015  0.00015  0.00015  0.00015  0.00015  0.00015  0.00015  0.00015
 30% SDA   0.00006  0.00180  0.00180  0.00095  0.00010  0.00010  0.00010  0.00010  0.00010  0.00010  0.00010  0.00010  0.00010

The graph is a representation of 100% SDA, 50% SDA and 30% SDA as expressed as an annual percentage of the outstanding mortgage balance over time.

         The SDA curve gives the annualized default rate on a hypothetical pool of non-conforming mortgage loans as a function of the age of the mortgage loans. 100% SDA assumes that the monthly default rate starts at an annualized rate of 0.02% in month one. The rate increases by 0.02% every month after month one until it reaches an annualized rate of 0.60% a month. Defaults remain at 0.60% a month from month 30 through month 60. From month 61 through month 120, the default rate declines monthly by 0.0095%, from 0.60% a month to 0.03% a month where it remains constant. Zero percent SDA assumes there are no defaults. Correspondingly, 50% SDA assumes half the default rates of 100% of SDA. The SDA curve reflects the historical fact that defaults on non-conforming mortgage loans generally occur with greater frequency in years three through five of a non-conforming mortgage loan. The SDA does not purport to be a historical description of default experience or a prediction of the anticipated rate of default of any specific pool of non-conforming mortgage loans, particularly those owned by the company, but merely a standard to compare and analyze default risk in non-agency MBS bonds.

         The Effect of Loss Severity on Non-agency MBS Bonds - While the rate of default or SDA and the rate and timing of prepayments on the non-conforming mortgage loans comprising the Mortgage Collateral are important in determining the anticipated yield on an unrated credit support non-agency MBS bond, the anticipated severity of the loss (i.e., the total loss on each foreclosure sale as a percentage of the remaining outstanding principal balance of a non-conforming mortgage loan) is significantly more important in determining the anticipated yield on a non-agency MBS bond. The single-family residential properties are the primary security (and in some cases, the only security) for the non-conforming mortgage loans comprising the Mortgage Collateral. The severity of the losses on defaulted mortgage loans through a foreclosure sale of the single-family residential properties is extremely important because the entire amount of such losses generally will be allocated to, and will reduce the remaining principal balance of, the company's credit support non-agency MBS bonds. The severity of loss takes into account the anticipated decline in market value of the home, foreclosure costs and interest advances. In addition, the higher the coupon rate of the mortgage loan, the higher the interest advances through the foreclosure sale.

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

         In addition, the company believes that the rate of default and severity of loss may be higher on non-conforming mortgage loans which are cash-out refinances, limited documentation mortgage loans, Second Tier mortgage loans or ARMs, than for other types of non-conforming mortgage loans. The rate of default, timing of prepayments and the severity of loss on defaulted mortgage loans through foreclosure sale will be affected by general economic conditions of the region of the country in which the related homes are located. The risk of defaults and actual loss is greater in regions experiencing weak or deteriorating economies which generally are accompanied by, among other things, increasing unemployment, natural disasters, falling property values or all three. The Mortgage Collateral for the non-agency MBS bonds currently owned by the company is geographically concentrated in California and the New England states.

         Illustration of Cash Generated from and Losses Allocated to a Non-agency MBS Bond - The company receives a high cash return on its non-agency MBS bonds because the monthly scheduled principal and interest payments are computed on the outstanding principal balance of the bonds even though they were acquired at a significant discount. Presented below are the computations of cash that would be generated during the first year of holding a hypothetical first loss, non-agency MBS bond.

Principal balance of a first loss,
 non-agency MBS bond                                                $ 1,000,000
Acquisition cost                                                             25%
                                                                    -----------
Cost of first loss, non-agency MBS bond                                $250,000
                                                                    ===========

Scheduled  principal and interest  payment on the  non-agency  MBS bonds in year one:
         Interest (7.5% coupon)                                     $     74,687
         Principal                                                         9,218
                                                                    ------------
                                                                    $     83,905
                                                                    ============

Cash-on-cash return in year one ($83,905 / $250,000)                       33.6%
                                                                    ============



         Presented below is an example of the effects of a loss from a foreclosed mortgage loan that backs the hypothetical non-agency MBS bond at the end of the first year.

Original balance of foreclosed mortgage with an 8.0% coupon and 30-year term                           $    400,000
Outstanding balance of the foreclosed mortgage at the end of year one                                       396,658

                                                                           Outstanding    Acquisition     Economic
                                                                             Balance         Cost         Interest
                                                                             -------         ----         --------
Outstanding balance of the first loss non-agency MBS bond at the end
    of year one                                                           $  990,782          25%       $   247,696
Foreclosure loss at the end of year one assuming a 20% loss severity
    ($396,658 x 20%)                                                          79,332          25%            19,833
                                                                          ----------                    -----------
Adjusted balance after allocated loss of the first loss non-agency
    MBS bond                                                              $  911,450          25%       $   227,863
                                                                          ==========                    ===========


Scheduled principal and interest payment in year two based on the adjusted balance of the non-agency MBS bond:
         Interest (7.5% coupon)                                                                         $    68,054
         Principal                                                                                            9,139
                                                                                                        -----------
                                                                                                        $    77,193
                                                                                                        ===========

Cash-on-cash return adjusted for the loss ($77,193 / $250,000)                                                 30.9%
                                                                                                        ===========

         The original investment in the first loss non-agency MBS bond of $250,000 would be returned within three years ($83,905 per year) if there are no credit losses. If the bond is allocated a loss of $79,332 from the mortgage foreclosure of a $400,000 mortgage at the end of year one, the annual cash flow is reduced by $6,712 to $77,193 and the pay back period is increased from 3.0 years to 3.2 years.

THE PRECEDING ILLUSTRATION IS ONLY INTENDED TO BE AN EXAMPLE OF CASH GENERATED AND LOSSES ALLOCATED TO A NON-AGENCY MBS BOND AND DOES NOT REFLECT ANY ACTUAL NON-AGENCY MBS BONDS OWNED OR TO BE ACQUIRED BY THE COMPANY. THE ACTUAL CASH GENERATED AND LOSSES ALLOCATED TO SUCH MBS BONDS ARE LIKELY TO DIFFER FROM THE ILLUSTRATION.

         Illustration of Potential Yields on the Company's  Non-agency MBS Bonds
- The table below illustrates the sensitivity of the yield-to-maturity of the company's portfolio of non-agency MBS bonds to a range of potential prepayments and defaults on the mortgage loans backing the non-agency MBS bonds.

         The computed pre-tax yields-to-maturity on the company's non-agency MBS bonds are computed from: (i) the amortized cost of the non-agency MBS bonds at December 31, 1995; and (ii) future cash flows from the company's non-agency MBS bonds. The computations were prepared based upon the assumptions that: (i) the non-conforming mortgage loans backing the non-agency MBS bonds prepay at each of the indicated percentages of PSA; (ii) defaults occur monthly at rates equal to the SDAs indicated; (iii) liquidation of a defaulted non-conforming mortgage loan through foreclosure sale occurs 12 months after the default; and (iv) a loss severity of 10%, 20% and 30% in the month in which the non-conforming mortgage loans first defaulted. To the extent these assumptions are incorrect, the computed yields would be different.


              Illustration of Potential Pre-Tax Yields-to-Maturity
                      of the Company's Non-Agency MBS Bonds

                                                    Potential Pre-tax
                                            Yield-to-Maturity (in percentages)
                                            ----------------------------------
                                          Half                          Double
                      Loss Severity      Assumed        Assumed         Assumed
Prepayment Rate       Percentage (2)       SDA          SDA (3)           SDA
-------------------   --------------    ---------      --------         --------
Half Expected PSA           10%           29.4%           27.6%          23.5%
                            20            27.6            23.4           13.8
                            30            25.5            18.6            6.1

Expected PSA (1)            10            32.0            30.6           27.2
                            20            30.5            27.1           18.2
                            30            28.9            22.7            9.8

Double Expected PSA         10            36.0            34.9           32.4
                            20            34.8            32.3           25.9
                            30            33.6            29.3           18.1
---------------

1    Prepayment speeds ranging from 200 PSA to 300 PSA.
2    Expressed as a percentage of loss of principal amount of mortgage loans.
3    Future default rates ranging from 30 SDA to 100 SDA.

         The pre-tax yields set forth above were calculated by determining the monthly discount rate which, when applied to the assumed stream of cash flows to be paid on the company's non-agency MBS bonds, would cause the discounted present value of such assumed stream of cash flows to equal the amortized cost of the company's non-agency MBS bonds at December 31, 1995 of $52,354,000. These yields do not take into account the different interest rates at which the company would reinvest payments of interest and principal on such non-agency MBS bond.

         THE PRECEDING TABLE IS FOR THE PURPOSES OF ILLUSTRATION ONLY. IT IS HIGHLY UNLIKELY THAT THE NON-CONFORMING MORTGAGE LOANS COMPRISING THE MORTGAGE COLLATERAL WILL BE PREPAID, OR THAT THE ACTUAL LOSSES WILL BE INCURRED, ACCORDING TO ONE PARTICULAR PATTERN. FOR THIS REASON, AND BECAUSE THE TIMING OF

CASH FLOWS IS CRITICAL TO DETERMINING YIELDS, THE YIELDS-TO-MATURITY IN THIS EXAMPLE ARE LIKELY TO DIFFER FROM THE ACTUAL YIELDS ON THE NON-AGENCY MBS BONDS OWNED BY THE COMPANY, AND SUCH DIFFERENCES MAY BE MATERIAL. THERE CAN BE NO ASSURANCE THAT THE MORTGAGE COLLATERAL WILL PREPAY AT ANY PARTICULAR RATE, THAT THE ACTUAL LOSSES WILL BE INCURRED AT ANY PARTICULAR LEVEL OR THAT THE ACTUAL YIELDS EARNED BY THE COMPANY WILL CONFORM TO THE YIELDS IN THIS ILLUSTRATION. THE UNRATED CREDIT SUPPORT NON-AGENCY MBS BONDS THE COMPANY OWNS AND INTENDS TO ACQUIRE ARE SPECULATIVE AND SUBJECT TO SPECIAL RISKS, INCLUDING A SUBSTANTIALLY GREATER RISK OF LOSS OF PRINCIPAL AND NON-PAYMENT OF INTEREST THAN MORE SENIOR, RATED MBS BONDS. IN THE EVENT OF SUBSTANTIAL LOSSES, THE COMPANY MAY NOT RECOVER THE FULL AMOUNT OF THE NET CARRYING VALUE OF ITS NON-AGENCY MBS BONDS.

         Commercial Assets, Inc. - During 1993, the company contributed $75,000,000 ($74,800,000 pursuant to the Contribution Agreement plus $200,000 cash) to the capital of Commercial Assets. Commercial Assets is an American Stock Exchange-listed REIT, which owns and manages debt instruments issued in commercial mortgage loan securitizations. To date, Commercial Assets' primary emphasis has been on the acquisition of credit support bond classes primarily secured by mortgage loans on multi-family real estate. The company has been advised by Commercial Assets that it intends to operate in a manner that will permit it to qualify as a REIT for federal income tax purposes.

         The process of commercial mortgage loan securitization is similar to the process of single-family mortgage loan securitization. Commercial Assets owns and manages interests that are heavily weighted toward the unrated and lower-rated credit support classes of CMBS bonds issued in commercial mortgage loan securitizations. As in non-agency MBS bonds, the subordinate classes of CMBS bonds shield the more senior classes from losses from defaults on the underlying commercial mortgage loans comprising the Mortgage Collateral and have substantially greater credit risk than the more senior classes of such bonds.

         Because of its tax status as a REIT, Commercial Assets' REIT income generally is not subject to income tax at the corporate level. Asset Investors will not be subject to corporate income tax on the dividends it receives from its shares of Commercial Assets stock as long as it maintains its status as a REIT.

         CMO Ownership Interests - The company's CMO Ownership Interests had historically consisted of CMO Subsidiaries, CMO Residuals and Acquired CMO Classes. CMO Subsidiaries and CMO Residuals entitled the company to receive its proportionate share of the positive difference between: (i) the cash flow from the Mortgage Collateral pledged to secure the related CMO Bonds together with reinvestment income thereon, if any; and (ii) the amount required for debt service payments on such CMO Bonds together with administrative expenses (such difference is referred to as "Excess Cash Flow," residual cash flow or the residual). The company has liquidated substantially all of its CMO Ownership Interests.

Subsidiaries of the Company

         At December 31, 1995, the company had four wholly-owned corporate subsidiaries: Asset Mortgage Funding, Asset Funding, Asset Acceptance and Asset Southwest. Each of these entities is a limited-purpose finance subsidiary which was created for the purpose of issuing CMOs.

Competition

         In acquiring mortgage-related assets, including non-agency MBS bonds, the company (and Commercial Assets in connection with CMBS bonds) competes with other REITs, savings and loan associations, banks, mortgage bankers, mutual funds, pension funds, professional money managers, insurance companies, and others, many of which have greater financial resources than the company. Furthermore, many of these entities may be conducting business activities through corporations, master limited partnerships or other business forms, which, among other things, because of the company's status as a REIT, may have more flexibility than the company in conducting their business operations. As a result of such competition, the market prices the company pays for its acquired assets may increase.

Capital Resources

         Substantially all of the proceeds received by the company from the issuance of Common Stock has been used to acquire assets. The company uses its cash flow from operating activities and short-term credit facilities to provide working capital to support its operations, for the payment of dividends to its shareowners and for the acquisition of assets.

         Without further shareowner approval, the company is authorized to issue up to 50,000,000 shares of Common Stock, of which 24,355,862 shares were issued and outstanding as of February 15, 1996.

         The Board of Directors is authorized to issue additional classes of stock without shareowner approval. Depending upon the terms set by the Board of Directors, the authorization and issuance of preferred stock or other new classes of stock could affect adversely existing shareowners. The effects on shareowners could include, among other things, dilution of ownership interests of existing shareowners, restrictions on dividends on Common Stock, restrictions on dividends for other corporate purposes and preferences to holders of a new class of stock in the distribution of assets upon liquidation. As of February 15, 1996, the company has not authorized or issued additional classes of stock.

Dividend Reinvestment Plan

         The company has an Automatic Dividend Reinvestment Plan (the "Reinvestment Plan") which is administered by KeyCorp Shareholder Services, Inc. The Reinvestment Plan provides the company's shareowners a method of investing cash dividends paid by the company in additional shares of Common Stock purchased in the open market. The Reinvestment Plan also permits participants to purchase additional Common Stock in the open market with voluntary cash payments through the Reinvestment Plan.

Investment Restrictions

         The company intends to continue its business and to conduct its operations so as not to become regulated as an investment company under the 1940 Act. The 1940 Act exempts entities that, directly or through majority-owned subsidiaries, are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretations by the staff of the Commission, in order to qualify for this exemption, the company, among other things, must maintain at least 55% of its assets in Qualifying Interests and may also be required to maintain an additional 25% in Qualifying Interests or other real estate-related securities. Compliance with this requirement limits the assets the company may acquire. In connection with its acquisition of non-agency MBS bonds, the company has adopted a policy of obtaining substantial foreclosure rights with respect to the underlying mortgage loans. As a result of obtaining such rights, the company believes that such MBS bonds constitute Qualifying Interests for the purpose of the 1940 Act.

         More than 55% of the company's consolidated assets are Qualifying Interests. If the Commission or its staff were to take a different position with respect to whether such MBS bonds constitute Qualifying Interests, the company could be required either: (i) to change the manner in which it conducts its operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on the company and the market prices for the Common Stock.

         Pursuant to restrictions set forth in its By-laws, the company may not "invest in unimproved real property (i.e., acquire an equity interest in property for purposes other than producing income, which has no development or construction in progress thereon nor is any development or construction planned to commence thereon within the year); invest in mortgage loans (but not including mortgage related securities) without an appraisal of the underlying property; invest in real estate contracts of sale unless the same are in recordable form; invest in or make a mortgage loan on property in excess of 100% of its appraised value (unless other mortgage loan underwriting criteria would justify such investment); or invest in or make a mortgage loan subordinate to a mortgage or equity interest in the property held by the advisor, the sponsor, a director or an affiliate of any of the foregoing." The foregoing restrictions may not be changed without the approval of the Board of Directors, which has the power to modify or alter such policies without the consent of shareowners. Although the company has no present intention of modifying such policies, the Board of Directors may conclude in the future that it would be advantageous for the company to modify such policies if such modifications are in the best interests of the shareowners.

Management Agreement

         The company has entered into annual Management Agreements with the Manager through December 31, 1996. The Manager advises the company on its business and oversees its day-to-day operations, subject to the supervision of the Board of Directors of the company. The Manager also is obligated to present to the company asset acquisition opportunities consistent with the policies and objectives of the company and to furnish the Board of Directors of the company with information concerning the acquisition, holding and disposition of assets. The terms appearing in quotes below which are not defined herein are defined in the Management Agreement.

         The Management Agreement is approved by the Independent Directors. It may be terminated by either party with or without cause at any time upon 60 days' written notice. In addition, the company has the right to terminate the Management Agreement upon the happening of certain specified events including, among other things, a breach by the Manager of any material provision which breach remains uncured for 30 days or the bankruptcy of the Manager. The Management Agreement also may be terminated at any time by a majority vote of the: (i) Independent Directors; or (ii) holders of the shares of Common Stock. The Manager is entitled to certain termination payments in the event of, among other things, an acquisition of the company resulting in the termination of the Management Agreement.

         The Manager receives various fees for the advisory and other services performed in connection with the Management Agreement. The Manager provides all personnel and certain overhead items (at its expense) necessary to conduct the regular business of the company.

         Pursuant to the Management Agreement, the Manager receives a Base Fee, an Incentive Fee and an Administrative Fee. The Base Fee is equal to 3/8 of 1% of the "average invested assets" of the company and its subsidiaries for such year. In 1993, 1994 and 1995, the Incentive Fee was based on the company's cash distributions to shareowners. The Manager was entitled to the Incentive Fee only after the company's shareowners first received a return on the company's stockholders' equity equal to the "Ten-Year U.S. Treasury Rate" plus one percent. Twenty percent of the company's distributions in excess of this minimum return to shareowners was paid to the Manager as the Incentive Fee. The Manager also performs certain bond administration and other related services for the company pursuant to the Management Agreement and receives an Administrative Fee for such services in relation to the complexity of the transaction and the services required.

         In 1996, the Management Agreement was amended to provide that the Incentive Fee be based on the company's net income calculated in accordance with generally accepted accounting principles ("GAAP"). As of January 1, 1996, the Incentive Fee provides that the Manager will receive 20% of the amount by which GAAP net income exceeds the product of the "Ten-Year U.S. Treasury Rate" plus one percent multiplied by the company's stockholders equity.

         The company has agreed to indemnify the Manager and its affiliates with respect to all expenses, losses, damages, liabilities, demands, charges or claims of any nature in respect of acts or omissions of the Manager made in good faith and in accordance with the Management Agreement.

Federal Income Taxation of the Company

         General - For all taxable years commencing on or after January 1, 1987, the company has operated in a manner that permits it to qualify for the income tax treatment accorded a REIT. To so qualify, in general, the company is required, among other things, to distribute annually (as determined under the Code), to its shareowners, at least 95% of the greater of its REIT income or Excess Inclusion income. So long as the company meets the REIT qualification requirements, including its distribution requirements, the company expects that, with limited exceptions, its REIT income and Excess Inclusion income will not be subject to federal income tax at the corporate level. If the company fails to qualify as a REIT, it would be subject to federal income tax on its REIT income and Excess Inclusion income at regular corporate rates without any deduction for distributions to shareowners.

         In order  to  qualify  as a REIT,  the  company  must  satisfy  various
requirements   with   respect   to:  (i)  the  nature  of  its  assets   ("Asset
Requirements") and income ("Income Requirements"); (ii) the amount of distributions to shareowners ("Distribution Requirements"); and (iii) certain organizational matters ("Organizational Requirements").

         Asset Requirements - At least 75% of the assets of the company must consist of specified real estate assets, cash or government securities. Also, the company cannot own equity securities of any one issuer (other than a qualified REIT) which represent: (i) more than 5% of the total value of the company's assets; or (ii) more than 10% of the outstanding voting securities of any one issuer (in each case other than another REIT). Under certain circumstances, if the company fails to satisfy the Asset Requirements at the end of any quarter of its taxable year, such failure can be cured within 30 days after the close of that quarter.

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

         If the company fails to satisfy the foregoing Income  Requirements but:
(i) the company otherwise satisfies the requirements for qualification as a REIT; (ii) such failure is held to result from reasonable cause and not willful neglect; and (iii) certain other requirements are met, then the company will continue to qualify as a REIT but will be subject to a 100% tax on certain of its non-qualifying income.

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


         Distribution Requirements - In general, the company is required to distribute annually, to its shareowners, at least 95% of the greater of its REIT income or Excess Inclusion income. Distributions may be made in cash, securities or property. For this purpose (but not for purposes of determining how distributions are to be taxed to shareowners), certain dividends paid by the company after the close of a taxable year may be considered as having been made during such taxable year. Shareowners will be subject to tax, in the year of declaration, on dividends declared by the company during October, November and December of a taxable year and paid before January 31 of the subsequent taxable year. Because of the nature of the company's income from its assets and its deductions with respect to its obligations, under certain circumstances, the company may generate REIT income in excess of its cash flow. At December 31, 1995, the company had a NOL carryover of approximately $101,000,000. The NOL may be used to offset all or a portion of the company's distribution requirement with respect to REIT income; however, the NOL may not be used to reduce or eliminate the company's distribution requirement with respect to Excess Inclusion income. To the extent the company has either current or accumulated earnings and profits, distributions generally will be treated as ordinary income by the shareowners receiving such distributions. The company's NOL will not change how shareowners treat distributions from the company for tax purposes under the Code.

         Organizational Requirements - Shares of Common Stock must be held by a minimum of 100 persons for at least 335 days in each taxable year and no more than 50% in value of the Common Stock can be owned, actually or constructively, by five or fewer individuals at any time during the second half of each taxable year. For this purpose an "individual" includes certain pension plans and other tax-exempt entities. To evidence compliance with these requirements, the company is required to maintain records that disclose the actual ownership of its outstanding shares of Common Stock. In fulfilling its obligations to maintain records, the company must demand written statements each year from the record holders of designated percentages of its shares of Common Stock which would, among other things, disclose the actual owners of such shares.

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

         Excess Inclusion Income - Between 1987 and 1995, a significant portion of the cash dividends distributed to the company's shareowners consisted of Excess Inclusion income. Excess Inclusion income is attributable to certain CMO issuances for which an election has been made to be treated as a REMIC for federal income tax purposes. Excess Inclusion income is the amount of income from a residual interest in a REMIC which exceeds a specified return as provided in the Code. The company's Excess Inclusion income may not be reduced by any expenses or deductions including normal operating expenses, losses from the company's CMO Ownership Interests and NOLs. During 1995, 1994 and 1993, 12%, 100% and 100%, respectively, of the cash dividends paid to the company's shareowners was Excess Inclusion income.

         Between 1993 and 1995, the company sold substantially all of its CMO Ownership Interests that generated Excess Inclusion income. As a result, the amount of Excess Inclusion income to be generated in future years is expected to be negligible. The company's ownership interests in Commercial Assets and non-agency MBS bonds do not generate Excess Inclusion income.

         THE PROVISIONS OF THE CODE ARE EXTREMELY TECHNICAL AND COMPLEX. THIS SUMMARY IS NOT INTENDED TO BE A DETAILED DISCUSSION OF ALL APPLICABLE PROVISIONS OF THE CODE, THE RULES AND REGULATIONS PROMULGATED THEREUNDER, OR THE
ADMINISTRATIVE AND JUDICIAL INTERPRETATIONS THEREOF. THIS SUMMARY IS NOT INTENDED TO BE A SUBSTITUTE FOR PRUDENT TAX PLANNING, AND EACH SHAREOWNER OF THE COMPANY, INCLUDING FOREIGN AND TAX-EXEMPT ENTITIES, IS URGED TO CONSULT ITS OWN TAX ADVISOR WITH RESPECT TO THESE AND OTHER FEDERAL, STATE AND LOCAL TAX CONSEQUENCES OF THE ACQUISITION, OWNERSHIP AND DISPOSITION OF THE COMMON STOCK OF THE COMPANY.

Restrictions on and Redemptions of Common Stock

         To qualify as a REIT, the company must meet certain ownership tests with respect to its shares of Common Stock. In addition, the company's Certificate of Incorporation provides that shares of Common Stock may not be owned by a person if the ownership of shares by such person would result in the imposition of a tax on the company or on any other holder (nominee or otherwise) of shares of Common Stock. Provisions of the Code would impose such a tax if shares of Common Stock were owned, directly or indirectly, by the United States, any state or political subdivision thereof, any foreign government, any international organization, a rural electric or telephone cooperative described in Section 1381(a)(2)(C) of the Code, any agency or instrumentality of any of the foregoing, or any organization exempt from tax under the Code that is not subject to tax on its unrelated business taxable income.

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

Employees

         The company has no employees. Pursuant to the Management Agreement, the Manager provides all personnel necessary to conduct the regular business of the company. Certain employees of the Manager and MDC have been designated as officers of the company.

Item 2.    PROPERTIES.

         The company does not own or lease any real estate or physical property.

Item 3.    LEGAL PROCEEDINGS.

         At February 15, 1996, there were no material legal proceedings, pending or threatened, to which the company or any of its subsidiaries was a party or which any of their respective property was subject.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the company's shareowners during the fourth quarter of 1995.
                                     PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS.

         Asset Investors Corporation Common Stock is listed on the NYSE under the symbol "AIC." The high and low closing sales prices of the shares of Common Stock as reported on the NYSE Composite Tape and certain dividend information for the periods indicated were as follows:

                                   High                Low             Dividends
                                   ----                ---             ---------
1995
----
   First Quarter                  $2-3/8              $1-5/8             $.08
   Second Quarter                  2-5/8               2-1/4              .08
   Third Quarter                   2-7/8               2-3/8              .09
   Fourth Quarter                  3-3/8               2-5/8              .09

1994
----
   First Quarter                   2-1/2               1-7/8              .05
   Second Quarter                  3-3/8               2                  .07
   Third Quarter                   2-7/8               2-1/2              .07
   Fourth Quarter                  2-3/4               1-3/4              .14(1)
----------------

(1) Consisted of a regular dividend of $.08 per share and two special dividends of $.03 per share each.

          As of February 15, 1996, 24,355,862 shares of Common Stock were outstanding and were held by 3,222 shareowners of record. The company estimates there were an additional 12,000 beneficial owners on that date whose shares were held by banks, brokers or other nominees.

Item 6. SELECTED FINANCIAL DATA.

         The selected financial data of the company, set forth below, has been derived from and should be read in conjunction with the company's audited consolidated financial statements and the notes thereto. The data as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, is included elsewhere in this Annual Report on Form 10-K (in thousands, except per share data).

Statement of Operations Data: (1)
                                                               Year Ended December 31,
                                                               -----------------------
                                          1995            1994           1993             1992            1991
                                          ----            ----           ----             ----            ----

Revenues from:
    Ongoing operations                  $  10,871       $   3,448      $    1,126      $        --      $      --
    Liquidating operations                  7,328          15,456         (41,697)(2)      (24,874)        41,649
                                        ---------       ---------      ----------      -----------      ---------
                                        $  18,199       $  18,904      $  (40,571)     $   (24,874)     $  41,649
                                        =========       =========      ==========      ===========      =========

Net income (loss) from:
    Ongoing operations                  $   7,933       $   1,461      $   (3,105)     $    (2,482)     $  (1,696)
    Liquidating operations                  6,507          11,897         (47,913)(2)      (29,640)        30,869
                                        ---------       ---------      ----------      -----------      ---------
                                        $  14,440       $  13,358      $  (51,018)     $   (32,122)     $  29,173
                                        =========       =========      ==========      ===========      =========

Net income (loss) per share             $    0.60       $    0.92      $    (3.64)(2)  $    (2.30)     $    2.09

Dividends per share                     $    0.34       $    0.33      $     3.99(3)   $      1.18      $    2.70

Weighted-average shares
   outstanding                             24,279          14,548          14,024           13,986         13,953

Balance Sheet Data:
                                                                    December 31,
                                                                    ------------
                                          1995            1994            1993             1992           1991
                                          ----            ----            ----             ----           ----

Total assets                           $   79,653     $   109,539      $   94,250      $   241,116       $266,861
Secured notes payable                          --          30,592          42,000           48,000             --
Total stockholders' equity                 78,759          72,965(4)       47,187(5)       153,316        201,941
Book value per share                   $     3.23     $      3.01(4)   $     3.35(5)   $     10.96       $  14.44
--------------------------

(1) In 1993, the company began to liquidate its CMO Ownership Interests and acquire credit-sensitive assets (non-agency MBS bonds and shares of Commercial Assets) that should benefit from an improving economy.
     Accordingly, the company has classified as revenues and income from liquidating operations its revenues from CMO Ownership Interests along with expenses directly allocable to the CMO Ownership Interests. All other revenues and expenses of the company, including corporate general and administrative expenses, are classified as being generated by ongoing operations.
(2) Includes $24,399,000 ($1.74 per share) of cumulative effect of an accounting change from adoption of FAS 115, Accounting for Certain Investments in Debt and Equity Securities.




(3) Includes $.25 per share in cash and $3.74 per share in shares of Commercial Assets, Inc. common stock.
(4) Includes $17,208,000 of net proceeds and 10,053,794 shares of Common Stock from the Rights Offering. Shares of Common Stock were sold at $1.90 per share, $2.04 per share less than the book value of the Common Stock prior to the Rights Offering which reduced the book value per share from approximately $3.94 to $3.01.
(5)  The  decrease  in book  value per share
     between 1992 and 1993 reflects, among other things, the payment of a dividend of $3.99 per share, including a dividend of $3.74 per share in the form of shares of Commercial Assets common stock.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Capitalized terms not otherwise defined in the narrative below shall have the meaning indicated in the "Summary of Definitions" which may be found following the consolidated financial statements of the company.

                          RESULTS OF OPERATIONS FOR THE
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

         The table below summarizes the company's results of operations during the three years ended December 31, 1995 (in thousands, except per share data).

                                                         Year Ended December 31,
                                                         -----------------------
                                                     1995          1994          1993
                                                     ----          ----          ----
Ongoing Operations:
    Revenues
      Non-agency MBS bonds                         $  8,499     $   1,531     $     --
      Equity in earnings of Commercial Assets         1,742         1,354          187
      Interest and other income                         630           563          939
                                                   --------     ---------     --------

                                                     10,871         3,448        1,126
                                                   --------     ---------     --------
    Expenses
      Management fees                                   980           253            --
      General and administrative                      1,895         1,586         4,231
      Interest expense                                   63           148            --
                                                   --------     ---------     ---------
                                                      2,938         1,987         4,231
                                                   --------     ---------     ---------

    Earnings (loss) from ongoing operations           7,933         1,461        (3,105)
                                                   --------     ---------     ---------

Liquidating Operations:
    Revenues
      CMO Ownership Interests                         1,734         2,082       (37,151)
      Interest income                                   225           728           604
      Net gain (loss) on the sale of assets           5,369        12,646        (5,150)
                                                  ---------    ----------    ----------
                                                      7,328        15,456       (41,697)
                                                  ---------    ----------    ----------



                                                         Year Ended December 31,
                                                         -----------------------
                                                     1995          1994          1993
                                                     ----          ----          ----
    Expenses
      Management fees                                   234            496         1,013
      General and administrative                         23            339           350
      Interest expense                                  564          2,724         4,853
                                                  ---------     ----------    ----------
                                                        821          3,559         6,216
                                                  ---------     ----------    ----------

    Earnings (loss) from liquidating operations       6,507         11,897       (47,913)
                                                  ---------     ----------    ----------

Book income (loss)                                $  14,440     $   13,358    $  (51,018)
                                                  =========     ==========    ==========

Earnings (loss) from ongoing
 operations per share                             $     .33     $      .10    $     (.22)
Earnings (loss) from liquidating
 operations per share                                   .27            .82         (3.42)
                                                  ---------     ----------    ----------
Book income (loss) per share                      $     .60     $      .92    $    (3.64)
                                                  =========     ==========    ==========


Estimated REIT Income (Loss):
    Ongoing operations                            $  13,172     $    3,401    $   (1,476)
    Liquidating operations                           (6,507)       (25,521)      (14,337)
                                                  ---------     ----------    ----------

Estimated REIT income (loss)                      $   6,665     $  (22,120)   $  (15,813)
                                                  =========     ==========    ==========
Estimated REIT income (loss) per share            $     .27     $    (1.52)   $    (1.13)
                                                  =========     ==========    ==========


Excess Inclusion income                           $     636     $    3,769    $   30,665
                                                  =========     ==========    ==========
Excess Inclusion income per share                 $     .03     $      .26    $     2.19
                                                  =========     ==========    ==========


Dividends                                         $   8,255     $    4,959    $   56,107
                                                  =========     ==========    ==========
Dividends per share                               $     .34     $      .33    $     3.99
                                                  =========     ==========    ==========

Weighted-average shares outstanding                  24,279         14,548        14,024

         In 1993, the company began to liquidate its CMO Ownership Interests and acquire credit-sensitive assets (non-agency MBS bonds and shares of Commercial Assets) that should benefit from an improving economy. Accordingly, the company has classified as liquidating operations its revenues from CMO Ownership Interests along with expenses directly allocable to the CMO Ownership Interests. All other revenues and expenses of the company, including corporate general and administrative expenses, are classified as ongoing operations. Earnings from liquidating operations will be negligible in future years, primarily as a result of the sale of substantially all CMO Ownership Interests.

         In December 1994, the company completed a Rights Offering that resulted in net proceeds of $17,208,000 and increased the company's outstanding Common Stock by 71%, from 14,158,208 shares to 24,212,002 shares. Shares issued in the Rights Offering were sold for $1.90 per share, $2.04 per share less than the $3.94 book value of such shares immediately prior to completion of the Rights Offering. The proceeds of the Rights Offering principally were used to acquire non-agency MBS bonds.

Book Income

         Non-agency MBS Bonds - Book income from the company's non-agency MBS bonds increased significantly during 1995 compared with 1994 primarily due to the acquisition of 74 non-agency MBS bonds during 1995 with an outstanding principal balance of $99,398,000 and a weighted-average coupon at December 31, 1995 of 6.9% and a full year of earnings on the 85 non-agency MBS bonds acquired during 1994 with an outstanding principal balance of $88,940,000 and a weighted-average coupon at December 31, 1995 of 7.0%. As the company continues to acquire non-agency MBS bonds, earnings from non-agency MBS bonds should continue to increase.

         The company's effective book yield on its non-agency MBS bonds for the years ended December 31, 1995 and 1994, taking into consideration an estimate of future credit losses, was 18.7% and 15.0%, respectively. The effective book yield on the company's non-agency MBS bonds increased during 1995 primarily from the decrease in the weighted-average purchase price of the non-agency MBS bonds from 40.3% at December 31, 1994 to 35.8% at December 31, 1995. Also, the weighted-average interest rate on the non-agency MBS bonds increased from 6.9% at December 31, 1994 to 7.0% at December 31, 1995. As a result of the decrease in the weighted-average purchase price together with the increase in the weighted-average coupon of the company's non-agency MBS bonds during 1995, the effective interest rate received by the company (stated coupon divided by purchase price) increased from 16.4% at December 31, 1994 to 19.6% at December 31, 1995.

         The company records an allowance for credit losses at the time a non-agency MBS bond is acquired which reduces the amount of book income the company records from these assets to the effective book yield. At December 31, 1995 and 1994, the allowance for credit losses related to the company's non-agency MBS bonds was $71,365,000 and $22,075,000, respectively, on an outstanding principal balance of $180,165,000 and $88,011,000, respectively. Based on the cost of the applicable non-agency MBS bonds, the allowance for credit losses had an economic value (allowance multiplied by the purchase price percentage) at December 31, 1995 and 1994 of $18,332,000 and $7,387,000,
respectively.

         The allowance for credit losses is increased by the amount of anticipated future credit losses when the company acquires a non-agency MBS bond. The allowance for credit losses is decreased by credit losses allocated to the subordinate non-agency MBS bonds owned by the company, net of any indemnification payments received. Book income, however, is impacted by any changes in estimates of future credit losses. The company believes that the current balance of the allowance for credit losses is adequate to absorb future credit losses allocated to its non-agency MBS bonds. This assumes, among other things, no significant changes in general economic conditions or widespread natural disasters which may impact adversely the credit quality of the underlying mortgage loans as a result of a reduction in the values of the single-family home securing the loans.

         As of  December  31,  1995,  there  were  247  mortgage  loans  (out of approximately 140,000) in foreclosure that collateralize the company's non-agency MBS bonds, with an outstanding principal balance of $51,988,000 and an amortized cost of $18,016,000. The company's economic exposure to credit losses is equal to the principal loss multiplied by the company's original purchase price percentage, net of indemnification claims collected. The company's economic exposure to credit losses from the mortgage loans in foreclosure is dependent upon: (i) the net amount recovered from the foreclosure sale of the defaulted mortgage loans plus any indemnifications available, less related foreclosure costs and servicing advances; and (ii) the purchase price of the related non-agency MBS bonds. The company's economic loss with respect to any one non-agency MBS bond is limited to the bond's acquisition price

(currently averaging $358,000) less principal and interest payments received by the company through the foreclosure date.

         For the year ended December 31, 1995, the outstanding principal balance of the company's non-agency MBS bonds was reduced by $3,056,000 as a result of the allocation of credit losses on the home mortgage loan collateral backing the bonds. The net economic loss to the company as a result of allocated credit losses on the company's non-agency MBS bonds was $151,000 for the year ended
December 31, 1995. This economic loss is net of $807,000 collected by the company from indemnification agreements.

         The company anticipates that the amount of credit losses allocated to the company's non-agency MBS bonds will increase in future periods. The Public Securities Association SDA model assumes that defaults on mortgage loans are generally highest during years three through five of the life of the mortgage loan. Most of the mortgage loans that collateralize the company's subordinate non-agency MBS bonds were originated in 1993 through 1995 and have not yet reached the years during which defaults are anticipated to be at their highest.

         On December 31, 1995, the company changed the classification of its non-agency MBS bonds from held-to-maturity to available-for-sale. The change in classification is not attributable to any current plans to liquidate its non-agency MBS bonds; however, from time to time, the company may evaluate opportunities to sell a non-agency MBS bond as part of its efforts to maximize portfolio value and increase shareowner returns. Accordingly, the company has classified its non-agency MBS bonds as available-for-sale, carried at fair value in the financial statements. Unrealized holding gains of $399,000 at December 31, 1995 from the company's non-agency MBS bonds were excluded from earnings in 1995 and reported as a net amount in stockholders' equity until realized.

         Commercial Assets - Commercial Assets commenced operations on October 12, 1993 and had only limited operations in 1993 and the first quarter of 1994. Commercial Assets has reported that it has acquired, since its inception, 11 CMBS bonds from six securitizations at a cost of $74,433,000. At December 31, 1995, 1994 and 1993, these CMBS bonds had outstanding principal balances of $100,368,000, $101,319,000 and $10,000,000, respectively, and weighted-average coupons of 8.24%, 8.25% and 8.88%, respectively. Income from the company's shares of Commercial Assets (which, for book income purposes, is based on the company's pro rata share of Commercial Assets' book income) for the years ended December 31, 1995 and 1994 was $1,742,000 and $1,354,000, respectively. The increase was due to a full year of earnings in 1995 from the $91,971,000 principal amount of CMBS bonds acquired during 1994. Commercial Assets completed the investment of its original $75,000,000 of capital in 1994 and has not acquired any CMBS bonds in 1995. Commercial Assets reported to the company its earnings and dividends should remain relatively stable subject to, among other things, no additional acquisitions of CMBS bonds, and stable expense levels, credit losses and principal prepayments on the CMBS bonds.

         CMO Ownership Interests - The company's book income from CMO Ownership Interests decreased during 1995 compared to 1994 primarily due to the exercise of Call Rights and the sale of CMO Ownership Interests in 1994 and 1995. The improvement in 1994 over 1993 is due to lower prepayments in the second half of 1994 compared with 1993 and the reduction in the carrying amount of the company's CMO Ownership Interests at December 31, 1993 pursuant to a change in accounting principle. As a result of the sales of CMO Ownership Interests in 1994 and 1995, future book income from these assets will not be material.

         Net Gain on Sale of Assets - During the years ended December 31, 1995, 1994 and 1993, the company exercised Call Rights on its CMO Ownership Interests resulting in gains of $2,153,000, $12,883,000 and $1,062,000, respectively. The exercise of these Call Rights during the years ended December 31, 1995, 1994 and 1993 reduced the outstanding principal amount of the company's Mortgage Collateral by $45,698,000, $184,491,000 and $22,320,000, respectively.

         On March 30, 1995, Asset Securitization sold 28 CMO Ownership Interests and repaid the outstanding secured notes payable. As of December 31, 1994, the company recognized $1,205,000 of net holding losses for book income purposes related to the 28 CMO Ownership Interests sold. As a result, no gain or loss was recorded on the sale of the CMO Ownership Interests and repayment of the secured notes in 1995. During the years ended December 31, 1995, 1994 and 1993, the company earned book income (loss) from Asset Securitization of $733,000, $3,306,000 and ($19,882,000) (including $4,664,000 and $1,949,000 of gains from the exercise of Call Rights in 1994 and 1993), respectively. Asset Securitization was liquidated in May 1995.

         On November 10, 1995, the company sold 23 CMO Ownership Interests with a net carrying value of $2,315,000 for $5,517,000 resulting in a net gain of $3,202,000 which is included in earnings from liquidating operations in 1995.

         During June 1993, the company sold 21 CMO Ownership Interests for an aggregate of $29,200,000, resulting in a net loss of $6,225,000.

         Interest and Other Income - Interest and other income from ongoing operations increased during 1995 compared with 1994 due to an increase in income from other sources, which was partially offset by lower interest income from cash and cash equivalents, because the company has used substantially all of its available cash to acquire non-agency MBS bonds. Interest income decreased during 1994 as compared with 1993 because the company had significant cash reserves in 1993 prior to the capitalization of Commercial Assets.

         Interest income from liquidating operations decreased during 1995 compared with 1994 because it was earned primarily from restricted cash for the secured notes payable. Restricted cash was used to repay the secured notes on March 30, 1995. Interest income from liquidating operations increased during 1994 compared with 1993 due to higher interest rates.

         General and Administrative Expenses - General and administrative expenses from ongoing operations increased during 1995 compared with 1994 due to, among other things, an increase in DER expense, legal fees and printing costs. General and administrative expenses from ongoing operations decreased during 1994 compared with 1993 primarily due to costs including DER expense incurred in 1993 in connection with the distribution of shares of Commercial Assets. General and administrative expenses from liquidating operations decreased during 1995 compared with 1994 and 1993 because of the discontinuance of amortization of debt issue costs resulting from the sale of CMO Ownership Interests.

         At its annual meeting in May 1996, the company intends to solicit shareowner approval of an amendment to the Stock Option Plan. The amendment would permit the company to issue shares of Common Stock in 1996 to the holders of options who voluntarily give up their right to receive shares of Common Stock in the future pursuant to DERs. If approved, the amendment will also eliminate provisions in the Stock Option Plan that permit the issuance of DERs in connection with stock options granted in the future. The effect of the proposal will be to reduce general and administrative expenses from DERs by approximately $220,000 in 1996 and approximately $300,000 per year in subsequent years.

However, the issuance of Common Stock in exchange for the right to receive DERs, if approved, will result in a one-time charge to 1996 earnings of approximately $750,000 and issuance of approximately 250,000 shares of Common Stock.

         Management Fees - Included in Management Fees attributable to ongoing operations are Incentive Fees incurred by the company along with Base Fees and Administrative Fees applicable to the non-agency MBS bonds. Management Fees included in ongoing operations increased during 1995 compared with 1994 and 1993 due to acquisitions of non-agency MBS bonds during 1994 and 1995. Also, as a result of higher dividends in 1995 compared with 1994, the company incurred $517,000 of Incentives Fees in 1995 compared to $137,000 of Incentive Fees in 1994. Management Fees included in liquidating operations decreased during 1995 compared with 1994 and 1993 due to sales and calls of CMO Ownership Interests and collateral repayments during 1994 and 1995. Effective January 1, 1996, the method of calculating Administrative Fees and Incentive Fees was changed which should result in higher fees during 1996.

         Effective April 1, 1996, Financial Asset Management LLC will assume the obligations of the Management Agreement from the Manager. Financial Asset Management LLC is 80% owned by two subsidiaries of MDC and 20% owned by Spencer
I. Browne, the President of the company.

         Interest Expense - Interest expense on the company's borrowing facilities, primarily included in liquidating operations, decreased during 1995 compared with 1994, principally due to the repayment of $11,408,000 and $30,592,000, respectively, of the secured notes payable in 1994 and in the first quarter of 1995. The effective interest rate under the company's short-term borrowing facilities during 1995, 1994 and 1993 was 7.21%, 5.02% and 3.93% per annum, respectively.

         Accounting Change - The book loss in 1993 includes the cumulative effect of an accounting change of $24,399,000. On December 31, 1993, the company adopted FAS 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with FAS 115, if the fair value of a CMO Ownership Interest or non-agency MBS bond declines below its amortized cost basis and the decline is considered to be "other than temporary," the cost basis of the individual asset must be written down to its fair value as a new cost basis. The amount of the write-down is reflected in the company's current book income (i.e., accounted for as a realized loss). The decline in fair value is considered to be other than temporary if the cost basis of the asset exceeds the related projected cash flow from the CMO Ownership Interest and non-agency MBS bond discounted at a risk-free rate of return.

REIT Income

         The company's estimated REIT income from ongoing operations during 1995 improved over 1994 and 1994 improved over 1993 due to $11,256,000 and $2,639,000, respectively, of higher REIT earnings from non-agency MBS bonds and $414,000 and $1,270,000, respectively, of increased dividends from Commercial Assets. The increase in REIT earnings from non-agency MBS bonds was due to acquisitions of non-agency MBS bonds in 1994 and 1995.

         The company's estimated REIT losses from liquidating operations for 1995 were significantly less than 1994 primarily due to high levels of prepayments of the Mortgage Collateral underlying the company's CMO Ownership Interests during the first half of 1994. The high levels of prepayments in 1994 resulted in significant amounts of non-cash interest expense from amortization of the discounts on the company's CMO Bonds. Also, many of the CMO Ownership Interests sold during 1995 and 1994 were generating REIT losses. The company was able to eliminate these losses as a result of the sales. The company's REIT loss increased during 1994 compared with 1993 primarily because of the sale of 21 REMIC assets in June 1993 which generated REIT income during the first half of 1993.

         The estimated REIT losses from liquidating operations during the years ended December 31, 1995 and 1994 included $2,568,000 and $4,778,000, respectively, of interest expense related to the write-off of unamortized discount from CMO Bonds redeemed during the period in conjunction with the exercise of Call Rights. Exclusive of the interest expense related to the exercise of Call Rights, the company earned estimated REIT income of $9,233,000 compared with REIT losses of $17,342,000 for the years ended December 31, 1995 and 1994, respectively.

         The company recognized approximately $24,350,000 of net capital losses during the year ended December 31, 1995. The net capital losses are not included in REIT income, but increased the company's capital loss carryover to approximately $35,100,000 at December 31, 1995. For the year ended December 31, 1994, the company recognized $5,550,000 of net capital gains which reduced the company's capital loss carryover of $16,300,000 from 1993, as required by the Code.

Excess Inclusion Income

         The company's Excess Inclusion income for the years ended December 31, 1995, 1994 and 1993 was $636,000, $3,769,000 and $30,665,000, respectively.
Excess Inclusion income was generated from certain of the CMO Ownership Interests owned by the company. Due to the liquidation of these CMO Ownership Interests, Excess Inclusion income is not expected to be material in future periods.

NOL Carryover

         The company's NOL carryover was approximately $101,000,000 as of December 31, 1995. The NOL can be used to reduce the company's requirement to distribute at least 95% of its REIT income.

Reconciliation of REIT Income and Book Income

         Substantially all of the difference between REIT income and book income is due to: (i) capital gains and losses on the sales of assets recorded for book income purposes that for REIT purposes are reduced to zero by the company's capital loss carryover; (ii) the method of recording credit losses, which for REIT income purposes are not deducted until they occur and which for book income purposes are estimated and reflected as a reduction of revenues in the form of lower discount amortization included in income from non-agency MBS bonds; and
(iii) differences in the calculation of discount and premium amortization for REIT income compared to book income, attributable to non-agency MBS bonds and CMO Ownership Interests.

Dividend Distributions

         During 1995, the company declared regular dividends of $8,255,000, ($.34 per share). Twenty percent, or $.07 per share, of the 1995 distributions constituted return of capital distributions, generally not taxable to the shareowners to the extent of their basis in their stock. The company does not anticipate that a material portion of future dividends will be return of capital distributions. During 1994, the company declared regular dividends of $3,809,000 ($.27 per share) and special dividends of $1,150,000 ($.06 per share). During 1993, the company paid $3,509,000 ($.25 per share) in cash dividends and distributed to its shareowners approximately 70% of the outstanding shares of common stock of Commercial Assets. The value of the Commercial Assets Distribution on a fully-distributed basis was estimated to be $52,598,000 ($3.74 per share).

         Since its inception, the company has distributed dividends to its shareowners totaling $229,239,000 ($17.29 per share). The distributions included cash dividends of $176,641,000 ($13.55 per share) and 7,040,043 shares of common stock of Commercial Assets (one-half share of common stock of Commercial Assets for every share of Common Stock owned). The amount of previously distributed dividends is not necessarily indicative of the amount of future dividends which may be declared and paid by the company, if any.

                         LIQUIDITY AND CAPITAL RESOURCES

         The company uses its cash flow from operating activities and other capital resources to provide working capital to support its operations, for the payment of dividends to its shareowners, for the acquisition of assets and for the repayment of borrowings.

         The table below summarizes the sources and uses of the company's cash for the years ended December 31, 1995, 1994 and 1993 (in thousands).

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                       1995              1994             1993
                                                                       ----              ----             ----

Cash Generated By Ongoing Operations:
    Non-agency MBS bonds:
       Interest                                                      $   9,830         $   1,869       $       --
       Principal and indemnifications                                    2,824               736               --
    Dividends from Commercial Assets                                     2,430               911              193

Cash Generated By (Used In) Liquidating Operations:
    CMO Ownership Interests                                              4,743            21,083          110,249
    Restricted cash for secured notes payable                           15,862             1,201           (8,700)
    Sale of assets                                                      25,038            17,194           30,393

Total expenses, net of interest income and other                        (4,064)           (2,035)          (7,117)
                                                                     ---------         ---------       ----------

Cash Generated By Operations                                         $  56,663         $  40,959       $  125,018
                                                                     =========         =========       ==========

Issuance of Common Stock                                             $      --         $  17,208       $       --
                                                                     =========         =========       ==========

Dividends Paid                                                       $   8,981         $   4,232       $    3,509
                                                                     =========         =========       ==========

Acquisitions:
    Non-agency MBS Bonds                                             $  23,965         $  33,624       $       --
    CMO Ownership Interests                                                 --                --            4,250
    Capital Contribution to Commercial Assets                               --                --           75,000
                                                                     ---------         ---------       ----------

       Total Acquisitions                                            $  23,965         $  33,624       $   79,250
                                                                     =========         =========       ==========

Repayment of Debt                                                    $  33,350         $  12,890       $   38,172
                                                                     =========         =========       ==========

         The company's cash from ongoing operations continues to increase due to acquisitions of non-agency MBS bonds. Dividends from Commercial Assets increased in 1995 compared with 1994 and 1993 due to acquisitions of CMBS bonds by Commercial Assets in 1994. Commercial Assets has stated that its dividend should remain stable in the future assuming, among other things, no additional acquisitions of CMBS bonds, and stable expense levels, credit losses and principal prepayments on the CMBS bonds.

         Cash from liquidating operations, primarily consisting of CMO Ownership Interests, is declining because of the exercises of Call Rights and sales of CMO Ownership Interests in 1994 and 1995. As a result of these transactions, the company expects no significant cash flow from its CMO Ownership Interests in future years.

         The company has available sources of liquidity from several Repurchase Agreements and a credit facility which expires on December 23, 1996, in each case collateralized by certain non-agency MBS bonds. The collateral value and interest rate related to these borrowing agreements are subject to periodic adjustment. At December 31, 1995, the company was able to borrow $18,611,000 under these agreements, based on the value of the pledged collateral. At December 31, 1995, there were no borrowings under the Repurchase Agreements or credit facility.

         On July 19, 1995, the company obtained a one-year, $1,000,000 unsecured line of credit. Advances under this line bear interest at the prime rate. At December 31, 1995, there were no borrowings under this line of credit.

         The cash generated by the company's non-agency MBS bonds is dependent upon the credit losses allocated to the bonds. The amount of defaults and resulting credit losses on the company's non-agency MBS bonds may be impacted adversely by natural disasters not generally insured against by a standard homeowners insurance policy (e.g., floods, earthquakes, etc.) in geographic areas in which residential properties that collateralize the company's non-agency MBS bonds are located. The company is unable to predict the impact natural disasters may have on the company's income. The company has provided $71,365,000 of allowances for credit losses at December 31, 1995 to absorb future credit losses, including losses from natural disasters not covered by standard homeowners policies.

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

         Due to the complex nature of mortgage securitization structures, every non-agency MBS bond and CMO Ownership Interest varies significantly from issuance to issuance. The Collateral for each issuance is separate and distinct from that underlying the Collateral of another issuance. These instruments are not listed or traded on any exchange or other active market from which to obtain a quoted market price for these financial instruments. Accordingly, the estimates of fair value have been determined by the company using available market information and valuation methodologies. Considerable judgment was required to interpret the market information and develop the estimates of fair value.

         THE ESTIMATES OF FAIR VALUE PRESENTED HEREIN ARE NOT NECESSARILY INDICATIVE OF THE AMOUNTS THE COMPANY COULD REALIZE IN A CURRENT MARKET TRANSACTION. THE USE OF DIFFERENT MARKET ASSUMPTIONS, VALUATION METHODOLOGIES OR BOTH MAY HAVE A MATERIAL EFFECT ON THE ESTIMATES OF FAIR VALUE. THE FAIR VALUE ESTIMATES PRESENTED HEREIN ARE BASED ON PERTINENT INFORMATION AVAILABLE TO MANAGEMENT AS OF DECEMBER 31, 1995. FUTURE ESTIMATES OF FAIR VALUE MAY DIFFER SIGNIFICANTLY FROM THE AMOUNTS PRESENTED HEREIN.

         At December 31, 1995, the estimated fair value of the company's ownership interest in Commercial Assets was $15,531,000, compared to $15,876,000 and $17,257,000 at December 31, 1994 and 1993, respectively. The decrease in fair value was due to the decrease in the trading price per share from $6.25 per share at December 31, 1993 to $5.75 per share at December 31, 1994 and $5.625 per share at December 31, 1995. At February 15, 1996, the closing price of Commercial Assets was $6.00 per share.

         The December 31, 1995 and 1994 estimated fair value of the company's non-agency MBS bonds approximated their carrying values of $52,753,000 and $32,544,000, respectively. The increase in the fair value was due to the acquisition of 74 non-agency MBS bonds during 1995 offset by $2,824,000 of principal repayments and indemnifications paid on and $1,331,000 of amortization of the non-agency MBS bonds during 1995. The estimated fair value of the company's non-agency MBS bonds will fluctuate over time due to, among other things, changes in collateral prepayments and credit performance, size of the company's class relative to the size of the offering, liquidity in the mortgage-backed securities market, changes in the values of the related real estate and changes in prevailing long-term interest rates.

          The net estimated fair value of the company's CMO Ownership Interests classified as available-for-sale was $368,000 at December 31, 1995 as compared with an estimated fair value of $15,319,000 at December 31, 1994. The company owned no CMO Ownership Interests classified as held-to-maturity at December 31, 1995 compared with assets with an estimated fair value of $9,000,000 and $49,400,000 at December 31, 1994 and 1993, respectively. The decreases are due to the sales of CMO Ownership Interests in 1994 and 1995.

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

         In connection with its acquisition of non-agency MBS bonds, the company has adopted a policy of obtaining substantial foreclosure rights with respect to the underlying mortgage loans. As a result of obtaining such rights, the company believes that such MBS bonds constitute Qualifying Interests for the purpose of the 1940 Act and that the company should not be required to register as an investment company. If the Commission or its staff were to take a different position with respect to whether such MBS bonds constitute Qualifying Interests, the company could be required either: (i) to change the manner in which it conducts its operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on the company and the market prices for the shares of Common Stock..

Other

         Certain statements in this Form 10-K Annual Report, the company's Summary Annual Report to Shareowners, as well as statements made by the company in periodic press releases, oral statements made by the company's officials to analysts and shareowners in the course of presentations about the company and conference calls following quarterly earning releases, constitute "forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995 (the "Reform Act"). The statements include projections of the company's estimated 1996 cash flow and dividends. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include the following: general economic and business conditions; interest rate changes; competition; the availability of additional non-agency MBS bonds at approximately the same prices currently paid by the company; the company's ability to maintain or reduce expense levels and the assumption that losses on non-agency MBS bonds do not exceed the company's estimates.

         Congressional considerations of major reform to the federal tax system have been increasing over the past year. Proposed tax plans currently being sponsored by various members of Congress, include variations of a consumption tax (sales tax) and flat tax. Under the current tax system, deductions are allowed for mortgage interest and property taxes. Tax reform may reduce or eliminate these deductions. The likelihood of major tax reform and the impact such reform would have on, among other things: (i) the value of single family homes that collateralize the mortgage loans backing the company's non-agency MBS bonds and the value of multi-family properties that collateralize the mortgage loans backing the CMBS bonds of Commercial Assets; (ii) values of the company's non-agency MBS bonds; and (iii) the company's financial position or results of operations, are not determinable.

Item 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          Index to Financial Statements

                                                                           PAGE

Consolidated Financial Statements of Asset Investors Corporation and
   Subsidiaries

      Report of Independent Auditors.....................................    F-2

      Consolidated Balance Sheets as of December 31, 1995 and 1994.......    F-3

      Consolidated  Statements of Operations for the years ended
         December 31, 1995, 1994 and 1993................................    F-4

      Consolidated Statements of Stockholders' Equity for the years
         ended December 31, 1995, 1994 and 1993..........................    F-5

      Consolidated Statements of Cash Flows for the years ended
         December 31, 1995, 1994 and 1993................................    F-6

      Notes to Consolidated Financial Statements.........................    F-7


Financial Statements of Commercial Assets, Inc. (a significant unconsolidated subsidiary of the company)

      Report of Independent Auditors.....................................   F-23

      Balance Sheets as of December 31, 1995 and 1994....................   F-24

      Statements of Income for the years ended December 31, 1995 and 1994 and for the period from October 12, 1993 (date
         operations commenced) to December 31, 1993......................   F-25

      Statements of  Stockholders'  Equity for the years ended
         December 31, 1995 and 1994 and for the period from
         October 12, 1993 (date operations commenced) to
         December 31, 1993...............................................   F-26

      Statements of Cash Flows for the years ended December 31, 1995 and 1994 and for the period from October 12, 1993 (date
         operations commenced) to December 31, 1993......................   F-27

      Notes to Financial Statements......................................   F-28

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareowners
Asset Investors Corporation
Denver, Colorado


         We have audited the accompanying consolidated balance sheets of Asset Investors Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asset Investors Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

         As discussed in Note B to the consolidated financial statements, the company changed its method of accounting for CMO Ownership Interests effective as of December 31, 1993.




                                                               ERNST & YOUNG LLP



Phoenix, Arizona
February 9, 1996


                                   ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                           (Dollar amounts in thousands)

                                                                         December 31,
                                                                         ------------
                                                                 1995                  1994
                                                                 ----                  ----

Assets
   Cash and cash equivalents                                   $    5,328          $     14,961
   Restricted cash for secured notes payable                           --                15,862
   Non-agency MBS Bonds                                            52,753                32,544
   Investment in Commercial Assets                                 19,225                21,068
   CMO Ownership Interests                                            368                22,490
   Other assets, net                                                1,979                 2,614
                                                               ----------          ------------

       Total Assets                                            $   79,653          $    109,539
                                                               ==========          ============

Liabilities
   Accounts payable and accrued liabilities                    $      416          $      2,698
   Management fees payable to Manager                                 478                   526
   Short-term borrowings                                               --                 2,758
   Secured notes payable                                               --                30,592
                                                               ----------          ------------

       Total Liabilities                                              894                36,574
                                                               ----------          ------------

Stockholders' Equity
   Common  Stock,  par  value  $.01  per  share,
     50,000,000  shares  authorized 24,355,862 and
     24,212,002 shares issued and
     outstanding                                                      244                   242
   Additional paid-in capital                                     227,546               227,182

   Cumulative dividends                                          (229,239)             (220,984)
   Cumulative net income                                           80,965                66,525
                                                               ----------          ------------
     Dividends in excess of net income                           (148,274)             (154,459)

   Unrealized holding losses on debt securities                      (757)                   --
                                                               ----------          ------------

       Total Stockholders' Equity                                  78,759                72,965
                                                               ----------          ------------

       Total Liabilities and Stockholders' Equity              $   79,653          $    109,539
                                                               ==========          ============

                                  See Notes to Consolidated Financial Statements

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                                    Year Ended December 31,
                                                                                    -----------------------
Ongoing Operations:                                                        1995              1994             1993
   Revenues                                                                ----              ----             ----
      Non-agency MBS bonds                                               $   8,499         $   1,531       $       --
      Equity in earnings of Commercial Assets                                1,742             1,354              187
      Interest and other income                                                630               563              939
                                                                         ---------         ---------       ----------
           Total Revenues                                                   10,871             3,448            1,126
                                                                         ---------         ---------       ----------

   Expenses
      Management fees                                                          980               253               --
      General and administrative                                             1,895             1,586            4,231
      Interest expense                                                          63               148               --
                                                                         ---------         ---------       ----------
           Total Expenses                                                    2,938             1,987            4,231
                                                                         ---------         ---------       ----------

Earnings (loss) from ongoing operations                                      7,933             1,461           (3,105)
                                                                         ---------         ---------       ----------


Liquidating Operations:
   Revenues
      CMO Ownership Interests                                                1,734             2,082          (12,752)
      Interest income                                                          225               728              604
      Net gain (loss) on sale of assets                                      5,369            12,646           (5,150)
                                                                         ---------         ---------       ----------
           Total Revenues                                                    7,328            15,456          (17,298)
                                                                         ---------         ---------       ----------

   Expenses
      Management fees                                                          234               496            1,013
      General and administrative                                                23               339              350
      Interest expense                                                         564             2,724            4,853
                                                                         ---------         ---------       ----------
           Total Expenses                                                      821             3,559            6,216
                                                                         ---------         ---------       ----------

Earnings (loss) from liquidating operations                                  6,507            11,897          (23,514)
                                                                         ---------         ---------       ----------

Net income (loss) before cumulative effect of accounting change             14,440            13,358          (26,619)
Cumulative effect of accounting change                                          --                --          (24,399)
                                                                         ---------         ---------       ----------
Net income (loss)                                                        $  14,440         $  13,358       $  (51,018)
                                                                         =========         =========       ==========

Net income (loss) before cumulative effect of accounting change
      per share                                                          $     .60         $     .92       $    (1.90)
Cumulative effect of accounting change per share                                --                --            (1.74)
                                                                         ---------         ---------       ----------
Net income (loss) per share                                              $     .60         $     .92       $    (3.64)
                                                                         =========         =========       ==========

Weighted-average shares outstanding                                         24,279            14,548           14,024

Cash dividends per share                                                 $     .34         $     .33       $      .25
Commercial Assets stock dividend per share                               $      --         $      --       $     3.74

                 See Notes to Consolidated Financial Statements

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                 (In thousands)



                                                                                           Unrealized
                                                                             Dividends       Holding        Total
                                                              Additional     In Excess      Losses on       Stock-
                                        Common Stock           Paid-In        of Net          Debt         holders'
                                     Shares       Amount       Capital        Income       Securities       Equity
                                     ------       ------       -------        ------       ----------      ------

Balances - December 31, 1992         13,986       $  140     $  208,909    $   (55,733)    $    --      $  153,316

   Issuance of Common Stock              94            1            995             --          --             996
   Net (loss)                            --           --             --        (51,018)         --         (51,018)
   Dividends                             --           --             --        (56,107)         --         (56,107)
                                    -------       ------     ----------    -----------     -------       ---------

Balances - December 31, 1993         14,080          141        209,904       (162,858)         --          47,187

   Issuance of Common Stock          10,132          101         17,278             --          --          17,379
   Net income                            --           --             --         13,358          --          13,358
   Dividends                             --           --             --         (4,959)         --          (4,959)
                                    -------       ------     ----------    -----------     -------       ---------

Balances - December 31, 1994         24,212          242        227,182       (154,459)         --          72,965

   Issuance of Common Stock             144            2            364             --          --             366
   Net income                            --           --             --         14,440          --          14,440
   Dividends                             --           --             --         (8,255)         --          (8,255)
   Unrealized depreciation of
     CMBS bonds net of
     appreciation of non-agency
     MBS bonds                           --           --             --             --        (757)           (757)
                                    -------       ------     ----------    -----------     -------       ---------

Balances - December 31, 1995         24,356       $  244     $  227,546    $  (148,274)    $  (757)     $   78,759
                                    =======       ======     ==========    ===========     =======      ==========


                 See Notes to Consolidated Financial Statements

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                        1995              1994               1993
                                                                        ----              ----               ----
Cash Flows From Operating Activities
   Net income (loss)                                                $  14,440         $  13,358          $  (51,018)
   Cumulative effect of accounting change                                  --                --              24,399
                                                                    ---------         ---------          ----------
   Net income (loss) before cumulative effect of accounting
      change                                                           14,440            13,358             (26,619)
   Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Amortization of discounts on non-agency MBS bonds                 1,331               338                  --
      Amortization of CMO Ownership Interests                             923             7,738              40,213
      Write-down of CMO Ownership Interests                                --             2,715              15,334
      (Increase) decrease in other assets                                (138)              375               1,581
      (Decrease)   increase  in  accounts  payable  and  accrued
          liabilities                                                  (1,022)            1,845                 206
      Equity in earnings of Commercial Assets                          (1,742)           (1,354)               (187)
      Net (gain) loss on sale of assets                                (5,369)          (12,646)              5,150
                                                                    ---------         ---------          ----------

   Net Cash Provided By Operating Activities                            8,423            12,369              35,678
                                                                    ---------         ---------          ----------

Cash Flows From Investing Activities
   Proceeds from the sale of assets                                    25,038            17,194              30,393
   Decrease (increase) in restricted cash for secured notes
     payable                                                           15,862             1,201              (8,700)
   Principal collections on non-agency MBS bonds                        2,824               736                  --
   Dividends from Commercial Assets                                     2,430               911                 193
   Principal collections on CMO Ownership Interests                     2,086             8,548              67,454
   Acquisition of non-agency MBS bonds, CMO Ownership Interests
     and investment in Commercial Assets                              (23,965)          (33,624)             (4,450)
                                                                    ---------         ---------          ----------

   Net Cash Provided By (Used By) Investing Activities                 24,275            (5,034)             84,890
                                                                    ---------         ---------          ----------

Cash Flows From Financing Activities
   Decrease in short-term borrowings, net                              (2,758)           (1,482)            (32,172)
   Dividends paid                                                      (8,981)           (4,232)             (3,509)
   Decrease in secured notes payable                                  (30,592)          (11,408)             (6,000)
   Payments on the Contribution Agreement                                  --                --             (74,800)
   Issuance of Common Stock                                                --            17,208                  --
                                                                   ----------         ---------          ----------

   Net Cash (Used By) Provided By Financing Activities                (42,331)               86            (116,481)
                                                                   ----------         ---------          ----------

Cash and Cash Equivalents
   (Decrease) increase                                                 (9,633)            7,421               4,087
   Beginning of year                                                   14,961             7,540               3,453
                                                                   ----------        ----------          ----------
   End of year                                                     $    5,328        $   14,961          $    7,540
                                                                   ==========        ==========          ==========

                 See Notes to Consolidated Financial Statements

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Capitalized terms not otherwise defined in the narrative below shall have the meaning indicated in the "Summary of Definitions" which may be found following these financial statements.

A.       The Company

         Asset Investors Corporation was incorporated under Maryland law on October 14, 1986 by MDC. The Common Stock is listed on the NYSE under the symbol "AIC." The company's assets primarily are non-agency MBS bonds (which it began acquiring in the second quarter of 1994) and the ownership of shares of common stock of Commercial Assets.

B.       Summary of Significant Accounting Policies

         Principles of Consolidation - The consolidated financial statements include the accounts of the company and its wholly-owned corporate subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The company's investment in Commercial Assets is recorded under the equity method. The company has recorded its proportionate share of the unrealized holding losses on CMBS bonds of Commercial Assets.

         Non-agency MBS Bonds - The company's non-agency MBS bonds (also referred to as high-yield bonds backed by home mortgage loans) are acquired at a significant discount to par value. The amortized cost of the non-agency MBS bonds is equal to the outstanding principal amount net of unamortized discount and allowances for credit losses. The company records an allowance for credit losses when it acquires a non-agency MBS bond in an amount equal to the expected future credit losses allocated to the subordinate bond. Future credit losses are estimated using a methodology which assumes defaults on mortgage loans reach their highest levels during years three through five of the mortgage loan. The allowance for credit losses is adjusted for realized credit losses and changes in estimates of future credit losses. Earnings from non-agency MBS bonds are recognized based upon the relationship of cash flows received during the period and estimates of future cash flows to be received over the life of the bonds. The subordinate non-agency MBS bonds owned by the company generally are not scheduled to receive principal prepayments for at least their first five years. The principal repayments from the subordinate bonds after year five may be reduced by credit losses allocated to the bonds during the first five years. Accordingly, the pricing discount is generally not amortized into income until after year five when the effects of credit losses are more determinable. The effect of this income recognition methodology is to defer income from amortization of the significant discount on the bonds until later periods when the ultimate cash flows from the subordinate non-agency MBS bonds are more predictable.

         On December 31, 1995, the company changed the classification of its non-agency MBS bonds from held-to-maturity to available-for-sale. The change in classification is not attributable to any current plans to liquidate its non-agency MBS bonds; however, from time to time the company may evaluate opportunities to sell a non-agency MBS bond as part of its efforts to maximize portfolio value and increase shareowner returns. Accordingly, the company has classified its non-agency MBS bonds as available-for-sale, carried at fair value in the financial statements. Unrealized holding gains for available-for-sale securities are excluded from earnings and reported as a net amount in stockholders' equity until realized.

         If the fair value of a non-agency MBS bond declines below its amortized cost basis and the decline is considered to be "other than temporary," the amount of the write-down would be included in the company's income (i.e., accounted for as a realized loss). The decline in fair value is considered to be other than temporary if the cost basis exceeds the related projected cash flow from the non-agency MBS bond discounted at a risk-free rate of return.

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

         Statements of Operations - In 1993, the company began a program of liquidating its CMO Ownership Interests and acquiring credit-sensitive assets (non-agency MBS bonds and shares of Commercial Assets) that should benefit from an improving economy. Accordingly, the company has classified as liquidating operations its revenues from CMO Ownership Interests along with expenses directly allocable to the CMO Ownership Interests including interest on borrowings collateralized by CMO Ownership Interests. All other revenues and expenses of the company, including corporate general and administrative expenses, are classified as ongoing operations.

         Net Income (Loss) Per Share - Net income (loss) per share for the years ended December 31, 1995, 1994 and 1993 was based upon the weighted-average number of shares of Common Stock outstanding during each such year. The effect of unexercised stock options was not material with respect to net income per share in 1995 and 1994 and was antidilutive with respect to the net loss per share in 1993.

         Statements of Cash Flows - For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and overnight cash investments are considered to be cash and cash equivalents.

         The company paid interest in cash of $903,000, $2,972,000 and $3,980,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Non-cash financing activities of the company during the years ended December 31, 1995, 1994 and 1993 were $366,000, $171,000 and $996,000, respectively, from distribution of Common Stock pursuant to DERs. During the year ended December 31, 1993, additional non-cash investing and financing activities were: the capital contribution to Commercial Assets, $74,800,000, the distribution of Commercial Assets common stock, $52,598,000, and distribution of Commercial Assets common stock as DERs, $1,771,000.

         Reclassifications  -  Certain  reclassifications  have been made in the
1994  and  1993   consolidated   financial   statements   to   conform   to  the
classifications used in the current year.

         Accounting Change - On December 31, 1993, the company adopted FAS 115, Accounting for Certain Investments in Debt and Equity Securities and recognized a $24,399,000 charge to income from the cumulative effect of adopting the new standard.

C.       Non-agency MBS Bonds

         Through December 31, 1995, the company acquired 159 non-agency MBS bonds, with an aggregate outstanding principal balance on the date of acquisition of $188,338,000 and an aggregate total cost of $57,588,000. The net carrying value of the company's non-agency MBS bonds was as follows (dollar amounts in thousands):

                                                                                         Outstanding Balance
                                                                                           at December 31,
                                                                                           ---------------
                                                         Price(1)     Coupon(2)        1995               1994
                                                         ------       -------          ----               ----

Non-agency MBS bonds collateralized by:
   30-year fixed-rate mortgage loans                      32.8%          7.1%         $116,757          $  56,955
   15-year fixed-rate mortgage loans                      38.1           6.6            16,611             12,364
   Adjustable-rate mortgage loans                         27.2           7.3             4,149              4,219
   B and C mortgage loans(3)                              56.6           6.7            14,083             14,473
   Other subordinate non-agency MBS bonds(4)              27.3           6.9            28,565                 --
                                                          ----           ---          --------          ---------
                                                          35.8%          7.0%          180,165             88,011
                                                          ====           ===
Less:
   Allowance for credit losses                                                         (71,365)           (22,075)
   Unamortized discount                                                                (56,446)           (33,392)
                                                                                    ----------          ---------

Amortized cost                                                                          52,354             32,544
   Net unrealized holding gains                                                            399                 --
                                                                                    ----------          ---------

Total net book value                                                                $   52,753          $  32,544
                                                                                    ==========          =========
---------------------------------

(1) Weighted-average price as a percentage of the principal balance of the non-agency MBS bonds acquired.
(2)  Weighted-average  coupon of non-agency MBS bonds at  December  31,  1995.
(3) The B and C mortgages are lesser quality, adjustable-rate mortgages and include $8,112,000 and $8,165,000, respectively, of "B" rated non-agency MBS bonds at December 31, 1995 and 1994.
(4)  Referred to as re-REMICs.

         The allowance for credit losses is adjusted as follows: (i) increased or decreased for changes to the company's expectations of future credit losses;
(ii) increased for allowances established when non-agency MBS bonds are acquired; and (iii) reduced by actual credit losses allocated to the company's non-agency MBS bonds. The activity in the allowance for credit losses during the years ended December 31, 1995 and 1994 was as follows (in thousands):

                                                                                        1995               1994
                                                                                        ----               ----

Balance at the beginning of the year                                                $   22,075          $      --
Allowance related to non-agency MBS bonds acquired during the period                    51,680             22,269
Credit losses (net of indemnifications of $807,000 and $137,000, respectively,
    for 1995 and 1994)                                                                  (2,390)              (194)
                                                                                    ----------          ---------

Balance at the end of the year                                                      $   71,365          $  22,075
                                                                                    ==========          =========

         As of  December  31,  1995,  there  were  247  mortgage  loans  (out of approximately 140,000) in foreclosure that collateralize the company's non-agency MBS bonds, with an outstanding principal balance of $51,988,000 and an amortized cost of $18,016,000. The company's economic exposure to credit losses from the mortgage loans in foreclosure is dependent upon: (i) the net amount recovered from the foreclosure sale of the defaulted mortgage loans, less related foreclosure costs and servicing advances; and (ii) the purchase price of the related non-agency MBS bonds. The company's economic loss with respect to any one non-agency MBS bond is limited to the bond's acquisition price less cash received through the foreclosure date.

         The principal amount of the credit support classes of non-agency MBS bonds acquired by the company represents a small percentage of the principal amount of the total non-agency MBS bonds issued to securitize a pool of residential mortgage loans. At December 31, 1995, the weighted-average percentage of the principal amount of the credit support non-agency MBS bonds owned by the company represented 0.53% of the principal amount of the total non-agency MBS bonds issued in the related securitizations. The outstanding principal balance of the mortgage loans collateralizing all of the non-agency MBS bonds within the bond issuances in which the company owns subordinate non-agency MBS bonds and the outstanding principal balance of the non-agency MBS bonds senior to the company's subordinate non-agency MBS bonds was $34,288,987,000 and $34,108,822,000, respectively, at December 31, 1995.

         The mortgages which comprise the collateral for the company's non-agency MBS bonds are secured by single family residences in 52 states and U.S. territories. Approximately 43%, 8% and 6% of the mortgage loans are collateralized by properties in California, New York and New Jersey, respectively.

D.       Investment in Commercial Assets

         On December 31, 1995 and 1994, the company owned 2,761,126 shares (approximately 27%) of the common stock of Commercial Assets. Commercial Assets, Inc. is a REIT which manages ownership interests in commercial mortgage loan securitizations of multi-family real estate. The mortgages which comprise the collateral for Commercial Assets' CMBS bonds are secured by apartment communities and mobile home parks in 36 states. Approximately 24%, 13% and 10% of the mortgage loans are collateralized by properties in Texas, Florida and Arizona, respectively. Presented below is the summarized financial information of Commercial Assets as reported by Commercial Assets (in thousands):





Balance Sheets                                                      December 31,
--------------                                                      ------------
                                                            1995                  1994
                                                            ----                  ----
CMBS bonds, net of $4,245 of unrealized
  holding losses at December 31, 1995                     $  69,503             $  74,046
Cash and other assets                                         2,087                13,558
                                                          ---------             ---------

   Total Assets                                              71,590                87,604
                                                          ---------             ---------

Short-term borrowings                                           700                10,295
Other liabilities                                               425                 2,637
                                                          ---------             ---------

   Total Liabilities                                          1,125                12,932
                                                          ---------             ---------

Stockholders' Equity                                      $  70,465             $  74,672
                                                          =========             =========


Statements of Income                                                                      Period From
                                                                                          October 12,
                                                                                           1993(1) to
                                                          Year Ended December 31,         December 31,
                                                          1995               1994             1993
                                                          ----               ----             ----


CMBS bonds                                               $ 8,980          $ 5,938            $ 125
Other revenues                                               189            1,126              869
                                                         -------          -------            -----
   Total revenues                                          9,169            7,064              994
                                                         -------          -------            -----

Management fees                                            1,151              598                6
General and administrative expenses                        1,393            1,220              309
Interest on borrowings                                       249              319               --
                                                         -------          -------            -----
   Total expenses                                          2,793            2,137              315
                                                         -------          -------            -----

Net income                                               $ 6,376          $ 4,927            $ 679
                                                         =======          =======            =====
------------------

(1)  Date operations commenced.

         At December 31, 1995, Commercial Assets recorded $4,245,000 of unrealized holding losses on its CMBS bonds. The company recorded its proportionate share of these unrealized holding losses on CMBS bonds of $1,156,000, as a reduction in the carrying value of its investment in Commercial Assets and as a component of stockholders' equity.

E.       CMO Ownership Interests

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

         Due to significant sales of CMO Ownership Interests and a change in the type of assets the company has been acquiring since 1993, CMO Ownership Interests represented less than one percent of the company's total assets at December 31, 1995. Substantially all of the remaining CMO Ownership Interests of the company are at, or are nearing, the end of their economic lives.

         Beginning in 1995, the company presented all of its CMO Ownership Interests under the Prospective Method. The company's balance sheets reflect all the CMO Ownership Interests at their net carrying amount and the statements of operations reflect earnings from CMO Ownership Interests on a net basis. Below is certain information relating to the company's CMO Ownership Interests (in thousands):




                                                             December 31,
                                                             ------------
                                                        1995                1994
                                                        ----                ----
CMO Subsidiaries:
   Restricted cash                                  $    1,150          $    109,830
   Accrued interest receivable                             228                11,250
   CMO issuance costs, net                                  41                   586
   Mortgage Collateral                                  32,391               934,975
   Unamortized discount, net of premium,
     on Mortgage Collateral                               (364)               (2,013)
                                                    ----------          ------------

      CMO Subsidiaries - assets                         33,446             1,054,628
                                                    ----------          ------------

   Accrued interest payable                                454                17,781
   CMO Bonds                                            32,874             1,027,641
   Unamortized discount on CMO Bonds                    (1,302)              (60,390)
   Reserve                                               1,052                53,937
                                                    ----------          ------------

      CMO Subsidiaries - liabilities                    33,078             1,038,969
                                                    ----------          ------------

   Minority interest                                        --                 3,003
                                                    ----------          ------------

      Total CMO Subsidiaries                               368                12,656

CMO Residuals and Acquired CMO Classes                      --                 9,834
                                                    ----------          ------------

Total CMO Ownership Interests, net                  $      368          $     22,490
                                                    ==========          ============

         During the years ended December 31, 1995, 1994 and 1993, the company exercised the Call Rights on certain CMO Ownership Interests, recognizing net gains of $2,153,000, $12,833,000 and $1,062,000, respectively. The exercise of Call Rights resulted in the sale of $45,698,000, $184,491,000 and $22,320,000 principal amount of Mortgage Collateral from CMO Subsidiaries during 1995, 1994 and 1993, respectively, and the early redemption of the related CMO Bonds.

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

         On November 10, 1995, the company sold 23 CMO Ownership Interests with a net carrying value of $2,315,000 for $5,517,000. The sale substantially liquidated the company's holdings of CMO Ownership Interests.

F.       Short-Term Borrowings

         The company has several Repurchase Agreement facilities collateralized by certain non-agency MBS bonds. The collateral value and interest rate related to the Repurchase Agreements are subject to periodic adjustment. At December 31, 1995, the company was able to borrow $9,155,000 under eight Repurchase Agreements, based on the value of the pledged collateral. At December 31, 1995, there were no borrowings outstanding under these Repurchase Agreements. At December 31, 1994, borrowings under these Repurchase Agreements had an original maturity of 30 days, an effective interest rate of 7.38% and an aggregate outstanding principal balance of $658,000.

         The company has entered into a credit facility with a bank that extends through December 23, 1996 secured by certain non-agency MBS bonds. At December 31, 1995, the company was able to borrow $9,456,000 under the credit facility, based on the value of the pledged collateral. The credit facility is also subject to certain financial covenants, with which the company is in compliance, and bears interest, payable monthly, based on one-month LIBOR. At December 31, 1995, there were no borrowings outstanding under the credit facility. At December 31, 1994, $2,100,000 was borrowed under the credit facility at an effective interest rate of 7.49%.

         On July 19, 1995, the company obtained a one-year, $1,000,000 unsecured line of credit. Advances under this line bear interest at prime rate. At December 31, 1995, there were no borrowings under this line of credit.

G.       Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each type of financial instrument. The estimates of fair value have been determined by the company using available market information and valuation methodologies. Considerable judgment was required to interpret the market information and develop the estimates of fair value. THE ESTIMATES OF FAIR VALUE PRESENTED HEREIN ARE NOT NECESSARILY INDICATIVE OF THE AMOUNTS THE COMPANY COULD REALIZE IN A CURRENT MARKET EXCHANGE. THE USE OF DIFFERENT MARKET ASSUMPTIONS AND/OR VALUATION METHODOLOGIES MAY HAVE A MATERIAL EFFECT ON THE ESTIMATES OF FAIR VALUE. THE FAIR VALUE ESTIMATES PRESENTED HEREIN ARE BASED ON PERTINENT INFORMATION AVAILABLE TO MANAGEMENT AS OF DECEMBER 31, 1995. FUTURE ESTIMATES OF FAIR VALUE MAY DIFFER SIGNIFICANTLY FROM THE AMOUNTS PRESENTED HEREIN.

              Cash and cash equivalents, restricted cash for secured notes payable, accounts payable and accrued liabilities, management fees payable and short-term borrowings - the carrying amounts approximate fair value because of the short maturity of these instruments.

              Non-agency MBS bonds - there is no exchange or other active market from which to obtain a quoted market price for these financial instruments. The estimate of fair value was determined by multiplying the outstanding principal balance at December 31, 1995 by current prices of non-agency MBS bonds with similar characteristics.

              Investment in Commercial Assets - the fair value was determined based upon the closing price of the Commercial Assets common stock as of the end of 1995.

              CMO Ownership Interests - there is no exchange or other active market from which to obtain a quoted market price for these financial instruments. Instead, the estimate of fair value was determined by calculating the discounted present value of the projected Excess Cash Flow.

              The carrying amounts and fair values of certain of the company's financial instruments at December 31, 1995 and 1994, are as follows (in thousands):

                                                      December 31, 1995                 December 31, 1994
                                                      -----------------                 -----------------
                                                 Amortized                          Amortized
                                                   Cost           Fair Value          Cost           Fair Value
                                                   ----           ----------          ----           ----------

Non-agency MBS bonds                           $     52,354      $     52,753      $     32,544     $     32,544
                                               ============      ============      ============     ============

Investment in Commercial Assets                $     19,225      $     15,531      $     21,068     $     15,876
                                               ============      ============      ============     ============

CMO Ownership Interests
    Available-for-sale                         $        368      $        368      $     15,319     $     15,319
    Held-to-maturity                                     --                --             7,171            9,000
                                               ------------      ------------      ------------     ------------
                                               $        368      $        368      $     22,490     $     24,319
                                               ============      ============      ============     ============


H.       Common Stock

         On December 16, 1994, the company sold 10,053,794 shares of Common Stock pursuant to the Rights Offering, at a price to the public of $1.90 per share, resulting in net proceeds to the company of $17,208,000. Shares sold in the Rights Offering were sold at $1.90 per share, $2.04 less than the $3.94 per share book value immediately prior to the completion of the Rights Offering. On December 31, 1995 and 1994, the shares of Common Stock owned by MDC represented approximately 1.2% of the outstanding shares of Common Stock.

I.       Stock Option Plan

         The company has a Stock Option Plan for the issuance of non-qualified stock options to its directors, officers and key personnel of the Manager which, as of January 1, 1996 and 1995, permitted the issuance of up to an aggregate of 1,502,639 and 1,319,970 shares of Common Stock, respectively. The exercise price for stock options may not be less than 100% of the fair market value of the shares of Common Stock at the date of grant. Under the Stock Option Plan, unexercised stock options accrue DERs based on: (i) the number of shares covered by the option; (ii) the amount of the dividend; and (iii) the stock price on the dividend record date. Each of the stock options granted to date expire five years from the date of grant.

         Presented below is a summary of the changes in stock options for the three years ended December 31, 1995:


                                                              Average
                                                              Option
                                                               Price            Shares
                                                               -----            ------
Outstanding-December 31, 1992                                $  11.98           331,500

     Granted                                                     4.75           143,286
     Canceled                                                    8.95           (81,169)
                                                             --------           -------
Outstanding-December 31, 1993                                    9.97           393,617

     Granted                                                     2.44           188,750
     Canceled                                                    7.05           (33,723)
     Issued in connection with the Rights Offering                 --           388,993
                                                             --------           -------
Outstanding-December 31, 1994                                    4.42           937,637

     Granted                                                     2.37           165,000
     Canceled                                                    4.05          (135,012)
                                                             --------          --------
Outstanding-December 31, 1995                                $   3.80           967,625
                                                             ========          ========


         No options were exercised during the three years ended December 31, 1995.

         During 1995, 1994 and 1993, the company recognized expense of $337,000, $180,000 and $100,000, respectively, associated with the accrual of DERs covering 128,857, 82,627 and 27,430 shares of Common Stock, respectively. In 1995 and 1994, 143,860 and 67,624 shares, respectively, of Common Stock were distributed in connection with DERs. In connection with the distribution of Commercial Assets common stock in 1993, the company recognized $1,771,000 in expense related to the accrual of DERs covering 237,393 shares of common stock of Commercial Assets.

J.       Other Matters

         The company has entered into a series of management agreements with the Manager through December 31, 1996. Pursuant to the Management Agreement, the Manager advises the company on its business and oversees its day-to-day operations subject to the supervision of the company's Board of Directors, the majority of whom are Independent Directors. During the years ended December 31, 1995, 1994 and 1993, the company incurred combined Incentive Fees and Base Fees of $731,000, $372,000 and $592,000, respectively. The company also incurred Administrative Fees pursuant to the Management Agreements referred to above and certain administration agreements entered into with the Manager in connection with certain of the company's CMO Ownership Interests and non-agency MBS bonds. Administrative Fees incurred for the years ended December 31, 1995, 1994 and 1993 were $914,000, $1,440,000 and $1,582,000, respectively.

         Effective April 1, 1996, Financial Asset Management LLC will assume the obligations of the Management Agreement from the Manager. Financial Asset Management LLC is 80% owned by two subsidiaries of MDC and 20% owned by Spencer
I. Browne, the President of the company.

         In December 1986, the company entered into a participation agreement (the "CMO Participation Agreement") which provides that during the time the Manager serves as advisor to the company, if either MDC, the company or their respective affiliates propose to issue a CMO or are presented with an opportunity to acquire a CMO instrument, MDC or the company is required to offer the other the opportunity to participate in such transaction on an equal basis. In the event of such participation, the company and MDC each will be responsible for their proportionate share of the issuance or acquisition cost and the administration costs of the related CMO issuance and will be entitled to receive their proportionate share, if any, of cash flow and income therefrom.

         The company's Certificate of Incorporation permits the Board of Directors to issue additional classes of stock without further shareowner approval. As of December 31, 1995, the company has not issued any classes of stock other than its Common Stock.

         The officers and certain directors of the company also serve as officers, directors or both of Commercial Assets, MDC and certain of MDC's affiliates, including the Manager.

         During 1995, 1994 and 1993, 12%, 100% and 100%, respectively, of the dividends distributed to the company's shareowners were Excess Inclusion income. Excess Inclusion income results from holding residual interests in REMICs.
Excess Inclusion income may not be reduced by any expenses or deductions, including normal operating expenses, losses from the company's CMO Ownership Interests and NOLs. Dividends paid to shareowners of the company will be characterized as Excess Inclusion income to the extent that such dividends are attributable to Excess Inclusion income realized by the company. Distributions of Excess Inclusion income are taxable as ordinary income to shareowners.

         During 1995, 20% of the dividends distributed constituted return of capital distributions.

         The company has an NOL carryover of approximately $101,000,000 at December 31, 1995, which can be used to reduce the company's requirement under the Code to distribute at least 95% of REIT income but does not reduce the requirement to distribute 95% of Excess Inclusion income. As of December 31,
1995, the company also has a capital loss carryover of approximately $35,100,000, which expires beginning in 1998.

K.       Selected Quarterly Financial Data (Unaudited)

          Presented below is selected quarterly financial data for the years ended December 31, 1995 and 1994 (in thousands, except per share data):

                                                                  Three Months Ended
                                      ----------------------------------------------------------------------------
                                          December 31,       September 30,         June 30,            March 31,
                                      ------------------ ------------------- ------------------ ------------------
1995
------------------------------------- ------------------ ------------------- ------------------ ------------------
Revenues:
   Ongoing operations                    $      3,376       $      3,164        $      2,429       $      1,902
   Liquidating operations                       3,234(1)             228                 136              3,730(1)
Net income                                      5,848              2,715               1,870              4,007
Net income per share                              .25                .11                 .07                .17
Dividends per share                               .09                .09                 .08                .08
Closing stock prices (2)
   High                                         3-3/8              2-7/8               2-5/8              2-3/8
   Low                                          2-5/8              2-3/8               2-1/4              1-5/8
Common Stock outstanding(3)                    24,336             24,294              24,259             24,227

1994
------------------------------------- ------------------ ------------------- ------------------ ------------------
Revenues:
   Ongoing operations                    $      1,424       $      1,045        $        760       $        219
   Liquidating operations                       3,682              1,612               2,323              7,839
Net income                                      3,669              1,344               1,830              6,515
Net income per share                              .23                .10                 .13                .46
Dividends per share                               .14(4)             .07                 .07                .05
Closing stock prices (2)
   High                                         2-3/4              2-7/8               3-3/8              2-1/2
   Low                                          1-3/4              2-1/2               2                  1-7/8
Common Stock outstanding(3)                    15,885             14,111              14,100             14,080

------------------------

(1)  Includes gains on sales of CMO Ownership Interests.
(2)  As reported on the NYSE Composite Tape.
(3)  Weighted average for the period indicated.
(4) Consisted of a regular dividend of $.08 per share and two special dividends of $.03 per share each.

                           ASSET INVESTORS CORPORATION
                             SUMMARY OF DEFINITIONS

      When the following terms are used in the text, they will be understood to have the meanings indicated below.

Acquired CMO Class - A CMO Class acquired by the company which does not constitute a CMO Subsidiary or CMO Residual.

Administrative  Fee - A fee,  of up to  $35,000  per  annum  per  CMO  Ownership
Interest, and up to $3,500 per annum per non-agency MBS bond, for bond administration and other services related to the company's CMO Ownership Interests and non-agency MBS bonds paid pursuant to the Management Agreement, consulting agreements and other management agreements.

agency - GNMA, FNMA or FHLMC.

AMEX - American Stock Exchange, Inc.

ARMs - Adjustable-rate mortgages.

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

Base Fee - An annual management fee equal to 3/8 of 1% of the company's consolidated Average Invested Assets (as defined in the Management Agreement) which is payable quarterly to the Manager pursuant to the Management Agreement.

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

CMBS bond - Commercial mortgage-backed security, a debt instrument which is secured by mortgage loans on commercial real property.

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

Contribution Agreement - The contribution agreement between the company and Commercial Assets, Inc. dated as of August 20, 1993.

DERs - Dividend equivalent rights as defined in the 1986 Stock Option Plan, as amended. Option holders earn shares of Common Stock equal to the value of dividends received as if the options were outstanding.

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

FHLMC - Federal Home Loan Mortgage Corporation.

FHLMC Certificate - A FHLMC mortgage certificate.

FNMA - Federal National Mortgage Association.

FNMA Certificate - A FNMA mortgage pass-through certificate.

foreclosure   costs  -  Necessary  repair  and  maintenance   costs  during  the
foreclosure period, brokerage fees, legal fees, taxes and insurance, net of proceeds from mortgage insurance, if any.

GNMA - Government National Mortgage Association.

GNMA Certificate - A fully-modified pass-through mortgage-backed certificate guaranteed by GNMA.

Incentive Fee - In 1993, 1994 and 1995, an annual management fee equal to 20% of the dollar amount by which cash distributions to shareowners (as defined in the Management Agreement) of the company exceeds an amount equal to the Average Net Worth (as defined in the Management Agreement) of the company multiplied by the Ten-Year U.S. Treasury Rate (as defined in the Management Agreement) plus one percent, payable quarterly to the Manager pursuant to the Management Agreement. In 1996, an annual management fee equal to 20% of the dollar amount by which the company's net income computed in accordance with generally accepted accounting principles exceeds an amount equal to the company's Average Net Worth (as defined in the Management Agreement) multiplied by the Ten-Year U.S. Treasury Rate (as defined in the Management Agreement) plus one percent, also payable quarterly to the Manager pursuant to the Management Agreement.

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

LIBOR - The London Interbank Offered Rate on Eurodollar deposits.

loss severity percentage - The rate of losses on the outstanding principal balance of defaulted mortgage loans.

Management Agreement - The one-year management agreement entered into between the company and the Manager or its successors.

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

Mortgage Certificates - GNMA Certificates, FNMA Certificates, FHLMC Certificates and Private Certificates owned by the company.

Mortgage Collateral - Mortgage Certificates and Mortgage Loans, which secure CMO Bonds and non-agency MBS bonds.

Mortgage Loans - Mortgage loans which are secured by single-family, residential (one- to four-unit) property.

NYSE - New York Stock Exchange, Inc.

NOL - Net operating loss.

non-agency   MBS  bonds  -  Debt   interests  in   residential   mortgage   loan
securitizations   collateralized   by   pools  of   non-conforming   (non-agency
guaranteed) single-family (one- to four-unit) mortgage loans.

Prepayment Assumption Model - The prepayment model used to measure prepayments on pools of mortgage loans.

Private Certificates - Private pass-through mortgage certificates, owned by the company, representing undivided beneficial interests in pools of Mortgage Loans.

Prospective Method - The accounting method used by the company for CMO Ownership Interests.

PSA - A standardized measurement of prepayments of mortgages developed by the Public Securities Association, a national statistical analysis organization.

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

Standard Default Assumption (SDA) - A standardized benchmark default curve developed by the Public Securities Association used for the measurement of the rates of default on mortgage loans.

Stock Option Plan - The company's 1986 Stock Option Plan, as restated November 15, 1990, as amended.

1940 Act - The Investment Company Act of 1940, as amended.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareowners
Commercial Assets, Inc.
Denver, Colorado


         We have audited the accompanying balance sheets of Commercial Assets, Inc. at December 31, 1995 and 1994, and the related statements of income, stockholders' equity and cash flows for the years ended December 31, 1995 and 1994, and for the period from October 12, 1993 (date operations commenced) to December 31, 1993. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial Assets, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1994, and for the period from October 12, 1993 (date operations commenced) to December 31, 1993, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP
Phoenix, Arizona
February 9, 1996

                             COMMERCIAL ASSETS, INC.

                                 BALANCE SHEETS

                          (Dollar amounts in thousands)


                                                                                               December 31,
                                                                                               ------------
                                                                                           1995             1994
                                                                                           ----             ----
Assets

   Cash and cash equivalents                                                            $      598       $   12,367
   Accrued interest receivable                                                                 675              681
   Restricted cash                                                                             768              371
   CMBS bonds                                                                               69,503           74,046
   Other assets, net                                                                            46              139
                                                                                        ----------       ----------

     Total Assets                                                                       $   71,590       $   87,604
                                                                                        ==========       ==========

Liabilities

   Accounts payable and accrued liabilities                                             $      133       $      381
   Management fees payable                                                                     292              245
   Dividends payable                                                                            --            2,011
   Short-term notes payable                                                                    700           10,295
                                                                                        ----------       ----------

     Total Liabilities                                                                       1,125           12,932
                                                                                        ----------       ----------

Stockholders' Equity

   Preferred Stock, par value $.01 per share,  25,000,000  shares  authorized;  no
     shares issued or outstanding                                                               --               --

   Common  Stock,  par  value  $.01 per  share,  75,000,000  shares  authorized;
     10,142,034 and 10,052,794 shares issued and outstanding, respectively
                                                                                               102              101

   Additional paid-in capital                                                               75,523           74,994

   Cumulative dividends declared                                                           (12,897)          (6,029)
   Cumulative net income                                                                    11,982            5,606
                                                                                        ----------       ----------
   Dividends in excess of net income                                                          (915)            (423)
                                                                                        ----------       ----------

   Net unrealized holding losses on CMBS bonds                                              (4,245)              --
                                                                                        ----------       ----------

     Total Stockholders' Equity                                                             70,465           74,672
                                                                                        ----------       ----------

     Total Liabilities and Stockholders' Equity                                         $   71,590       $   87,604
                                                                                        ==========       ==========

                       See Notes to Financial Statements.

                             COMMERCIAL ASSETS, INC.

                              STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                                                                      Period from
                                                                                                October 12, 1993 (date
                                                                                                 operations commenced)
                                                                   Year Ended December 31,           to December 31,
Revenues                                                          1995                1994                1993
--------                                                          ----                ----                ----


   CMBS bonds                                                   $   8,980           $   5,938          $     125
   Interest                                                           189               1,126                869
                                                                ---------           ---------          ---------

     Total Revenues                                                 9,169               7,064                994
                                                                ---------           ---------          ---------

Expenses

   Management fees                                                  1,151                 598                  6
   General and administrative                                       1,393               1,220                309
   Interest                                                           249                 319                 --
                                                                ---------           ---------          ---------

     Total Expenses                                                 2,793               2,137                315
                                                                ---------           ---------          ---------


Net Income                                                      $   6,376           $   4,927          $     679
                                                                =========           =========          =========



Net income per share                                            $     .63           $    0.49          $    0.07
Weighted-average shares outstanding                                10,104              10,047             10,039
Dividends per share                                             $     .68           $    0.53          $    0.07





                       See Notes to Financial Statements.

                           COMMERCIAL ASSETS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

        For the Years Ended December 31, 1995 and 1994 and for the Period from October 12, 1993 (Date Operations Commenced) to December 31, 1993

                                 (In thousands)

                                                                                                  Unrealized
                                                                                                   Holding
                                                                   Additional    Dividends In       Losses              Total
                                             Common Stock            Paid-In       Excess of          on            Stockholders'
                                          Shares       Amount        Capital      Net Income      CMBS Bonds           Equity
                                          ------       ------        -------      ----------      ----------           ------
Issuance of Common Stock                   10,039     $  100       $  74,900       $     --         $    --           $  75,000
Net income                                     --         --              --            679              --                 679
Dividends                                      --         --              --           (703)             --                (703)
                                          -------     ------       ---------       --------         -------           ---------

Balances - December 31, 1993               10,039        100          74,900            (24)             --              74,976

Issuance of Common Stock                       14          1              94             --              --                  95
Net income                                     --         --              --          4,927              --               4,927
Dividends                                      --         --              --         (5,326)             --              (5,326)
                                          -------     ------       ---------       --------         -------           ---------

Balances - December 31, 1994               10,053        101          74,994           (423)             --              74,672

Issuance of Common Stock                       89          1             529             --              --                 530
Net income                                     --         --              --          6,376              --               6,376
Dividends                                      --         --              --         (6,868)             --              (6,868)
Unrealized depreciation of CMBS bonds          --         --              --             --          (4,245)             (4,245)
                                          -------     ------       ---------       --------         -------           ---------

Balances - December 31, 1995               10,142     $  102       $  75,523       $   (915)        $(4,245)          $  70,465
                                          =======     ======       =========       ========         =======           =========


                       See Notes to Financial Statements.

                             COMMERCIAL ASSETS, INC.

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                                                       Period from
                                                                                                    October 12, 1993
                                                                                                    (date operations
                                                                                                      commenced) to
                                                                     Year Ended December 31,           December 31,
                                                                     1995              1994               1993
                                                                     ----              ----               ----
Cash Flows From Operating Activities
   Net income                                                      $  6,376          $   4,927          $     679
   Adjustments  to reconcile net income to net cash flows from operating activities:
     Amortization of discount on CMBS bonds and other assets           (638)              (331)               (11)
     Decrease (increase) in accrued interest receivable                   6               (569)              (112)
     Increase in accounts payable and accrued liabilities               329                481                240
                                                                   --------          ---------          ---------

Net Cash Provided By Operating Activities                             6,073              4,508                796
                                                                   --------          ---------          ---------

Cash Flows From Investing Activities
   Principal collections from CMBS bonds                                554                377                 --
   Acquisitions of CMBS bonds                                            --            (65,628)            (8,709)
   Increase in restricted cash                                           --                (96)                --
                                                                   --------          ---------          ---------

Net Cash Provided By (Used In) Investing Activities                     554            (65,347)            (8,709)
                                                                   --------          ---------          ---------

Cash Flows From Financing Activities
   Dividends paid                                                    (8,879)            (3,315)              (703)
   (Repayments) borrowings of short-term notes payable               (9,595)            10,295                 --
   Decrease (increase) in other assets                                   78                (76)               (82)
   Proceeds from Contribution Agreement                                  --                 --             74,800
   Proceeds from issuance of Common Stock                                --                 --                200
                                                                   --------          ---------          ---------

Net Cash (Used In) Provided By Financing Activities                 (18,396)             6,904             74,215
                                                                   --------          ---------          ---------

Cash and Cash Equivalents
   (Decrease) increase                                              (11,769)           (53,935)            66,302
   Beginning of period                                               12,367             66,302                 --
                                                                   --------          ---------          ---------
   End of period                                                   $    598          $  12,367          $  66,302
                                                                   ========          =========          =========


                       See Notes to Financial Statements.

                             COMMERCIAL ASSETS, INC.

                          NOTES TO FINANCIAL STATEMENTS



         Capitalized terms not otherwise defined in the narrative below shall have the meaning indicated in the "Summary of Definitions" which may be found at the end of the financial statements.

A.       Organization

         Commercial Assets, Inc. was incorporated under Maryland law on August 11, 1993 by Asset Investors. The company commenced operations on October 12,
1993, the date on which Asset Investors contributed $75,000,000 ($74,800,000 pursuant to the Contribution Agreement plus $200,000 cash) to the capital of the company and distributed approximately 70% of the shares of Common Stock of Commercial Assets, Inc. to Asset Investors' shareowners (the "Distribution"). The company's Common Stock is listed on the AMEX under the symbol "CAX."

         The company's day-to-day operations are performed by the Manager, a subsidiary of MDC, pursuant to a Management Agreement which is subject to the approval of a majority of the company's Independent Directors. The Manager is subject to the supervision of the company's Board of Directors. As part of its duties, the Manager presents the company with asset acquisition opportunities and furnishes the Board of Directors with information concerning the acquisition, holding and disposition of portfolio assets. The company has no employees.

         The company owns, and the Manager administers on the company's behalf, subordinate ownership interests in CMBS bonds issued in commercial mortgage loan securitizations. Commercial mortgage loan securitizations generally are multi-class issuances of debt securities which are secured and funded as to the payment of principal and interest by a specific group of mortgage loans on multi-family or other commercial real estate, accounts and other collateral.

         To date, the company's primary emphasis has been on the acquisition of credit support classes of commercial securitizations backed by mortgage loans on multi-family real property.

B.       Summary of Significant Accounting Policies

         CMBS bonds - Earnings from CMBS bonds are comprised of coupon interest and the amortization of the purchase discount. Amortization of the purchase discount is recognized by the interest method using a constant effective yield and assumes an estimated rate of future prepayments, defaults and credit losses which is adjusted for actual experience. The allowance for credit losses is equal to the undiscounted total of future estimated credit losses.
Adjustments to the estimate of future credit losses are included in current period earnings.

         On December 31, 1995, the company changed the classification of its CMBS bonds from held-to-maturity to available-for-sale. Accordingly, the CMBS bonds are carried at fair value in the financial statements. The change in classification is not attributable to any immediate plans to liquidate its CMBS bonds, but instead, is intended to give the company added flexibility in managing its CMBS bond portfolio and assist the shareowners in understanding the fair value of the company's net assets. Unrealized holding losses for available-for-sale securities are excluded from earnings and reported as a net amount in stockholders' equity until realized.

         If the fair value of a CMBS bond declines below its amortized cost basis and the decline is considered to be "other than temporary," the amount of the write-down would be included in the company's income (i.e., accounted for as a realized loss). The decline in fair value is considered to be other than temporary if the cost basis exceeds the related projected cash flow from the CMBS bond discounted at a risk-free rate of return.

         Fair Value of Financial Instruments - The fair value of the company's CMBS bonds is discussed in Note C. The fair value of all other financial instruments of the company generally approximate their carrying basis or amortized cost.

         Income Taxes - The company intends to operate in a manner that will permit it to qualify for the income tax treatment accorded to a REIT. If it so qualifies, the company's REIT income, with certain limited exceptions, will not be subject to federal income tax at the corporate level. Accordingly, no provision for taxes has been made in the financial statements.

         In order to maintain its status as a REIT, the company is required, among other things, to distribute annually to its shareowners at least 95% of its REIT income and to meet certain asset, income and stock ownership tests. The company currently intends to distribute 100% of its REIT income to its shareowners within the time limits prescribed by the Code. Dividends declared in 1995, 1994 and 1993 represented ordinary income to the shareowners, in accordance with the Code.

         Net Income Per Share - Net income per share for the years ended December 31, 1995 and 1994 and for the period from October 12, 1993 to December 31, 1993, was based upon the weighted-average number of shares of Common Stock outstanding during each such period. In 1995 and 1994, the effect of unexercised stock options was not material with respect to net income per share and was not dilutive in 1993.

         Statements of Cash Flows - For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and overnight cash investments are considered to be cash and cash equivalents. The company paid interest expense in cash of $290,000, $278,000 and $0 for the years ended December 31, 1995 and 1994 and for the period from October 12, 1993 to December 31, 1993, respectively. The company had non-cash investing activities of $397,000 and $275,000 for the years ended December 31, 1995 and 1994, respectively, from principal collections on CMBS bonds transferred to restricted cash. The company had non-cash financing activities of $74,800,000 during the period from October 12, 1993 to December 31, 1993, from capital contributions pursuant to the Contribution Agreement.

C.       CMBS Bonds

         Presented below is a schedule of the CMBS bonds owned by the company as of December 31, 1995 and 1994 (dollar amounts in thousands).

                                                              Weighted-                                        Outstanding Balance
                                                   Maturity    Average      Date                Senior           at December 31,
         Description                      Coupon     Date      Life(5)    Acquired   Rating   CMBS Bonds(4)     1995         1994
         -----------                      ------   --------  ----------   --------   ------   ----------      ---------     ------
Kidder,  Peabody Acceptance
  Corporation I, Series 1993-M2,
  Class E(1)                               8.88%     8/2021     4.7       11/16/93      BB    $   84,048    $ 10,000      $ 10,000
Lehman Capital Corporation
  Trust Certificate, Series 1994-2(2)      6.50%    10/2003     7.8        2/24/94   Unrated                   2,143         2,143
Lehman Capital Corporation
  Trust Certificate, Series 1994-3         6.50%    10/2003     7.8        2/24/94   Unrated     127,446       4,162         4,162
Aspen MHC, Series 1994-1, Class C(3)       9.00%     3/2024     4.5        3/08/94      BB                     6,261         6,815
Aspen MHC, Series 1994-1, Class D-1(3)     9.00%     3/2024    14.4        3/08/94   Unrated      95,159       3,596         3,596
Fannie Mae Multi-Family REMIC Trust
  1994-M2, Class C(6)                      7.99%     1/2001     4.8        3/30/94   Unrated                  11,587        11,681
Fannie Mae Multi-Family REMIC Trust
  1994-M2, Class D(6)                      8.18%     1/2004     7.4        3/30/94   Unrated     383,755      38,715        39,018
DLJ Mortgage Acceptance Corporation,
  Series 1994-MF4, Class B-3               8.50%     4/2001     5.3        6/15/94      B                      3,136         3,136
DLJ Mortgage Acceptance Corporation,
  Series 1994-MF4, Class C                 8.50%     4/2001     5.3        6/15/94   Unrated      93,653       4,183         4,183
Kidder, Peabody Acceptance
  Corporation I, Series 1994-M1, Class C   8.25%    11/2002     5.6       11/29/94      B                      8,930         8,930
Kidder, Peabody Acceptance
  Corporation I, Series 1994-M1, Class D   8.25%    11/2002     5.9       11/29/94   Unrated     236,499       7,655         7,655
                                           ----                 ---                           ----------    --------      --------
     Total outstanding balance             8.24%                6.5                           $1,020,560     100,368       101,319
                                           ====                 ===                           ==========

Unamortized discount                                                                                         (14,393)      (15,106)
Allowance for credit losses                                                                                  (12,720)      (12,720)
Unamortized acquisition costs                                                                                    493           553
                                                                                                            --------      --------
     Amortized cost                                                                                           73,748        74,046
Net unrealized holding losses                                                                                 (4,245)           --
                                                                                                            --------      --------
Total net book value                                                                                        $ 69,503      $ 74,046
                                                                                                            ========      ========
---------------------------------------------------------------

(1)    The company has a 75.2% ownership interest in this CMBS bond.
(2)    The company has a 51.7% ownership interest in this CMBS bond.
(3) There is a bond class subordinate to Aspen 94-1C and Aspen 94-1D with an outstanding balance at December 31, 1995, of $11,986,000.
(4) The outstanding principal balance at December 31, 1995, of the CMBS bonds senior to the company's subordinate CMBS bond classes. The amount is combined for classes from a single issuance.
(5)    Remaining weighted-average life at December 31, 1995, in years.
(6)    Payment of principal and interest is not guaranteed by FNMA.

         Based on the timing and amount of future credit losses estimated by the company, the weighted-average yield-to-maturity of the company's CMBS bonds at December 1995 and 1994, was 11.9%. The yield on the CMBS bonds acquired by the company will be extremely sensitive to defaults on the mortgage loans collateralizing such CMBS bonds and the severity of losses resulting from such defaults. The losses are due to a decline in the value of the properties collateralizing the mortgage loans underlying the company's CMBS bonds. The losses may not be apparent until the maturity dates of the mortgage loans as the property owner attempts to refinance or sell the property to repay the mortgage loan. The weighted-average lives of the mortgage loans generally coincide with the weighted-average lives of the CMBS bonds owned by the company. The weighted-average lives listed in the table above indicate the approximate time until the maturity date of the company's CMBS bonds.

         The company's Subordinate CMBS bonds provide credit support to the more senior bond classes of the related commercial securitization and are collateralized by mortgage loans on multi-family properties and mobile home parks located throughout the country. Generally, any loss on an individual mortgage loan, which comprises a portion of the collateral for all bond classes in a CMBS issuance, is absorbed first by the company to the extent of the principal balance and interest payments of the company's related CMBS bonds. The mortgage loans collateralizing certain CMBS bonds are held by a group of related entities, none of which individually represent greater than 10% of the mortgage loans collateralizing the company's CMBS bonds. The company's exposure to loss from its CMBS bonds is limited to their amortized cost and restricted cash.

         The outstanding balance of the mortgage loans collateralizing the CMBS bonds and the outstanding principal of the CMBS bonds that are senior to the company's CMBS bonds was $1,133,901,000 and $1,020,560,000, respectively, at December 31, 1995. The company has provided an allowance for credit losses of $12,720,000 at December 31, 1995 and 1994 on certain of its CMBS bonds. At December 31, 1995, there were no delinquent mortgage loans that collateralize the company's CMBS bonds. During the years ended December 31, 1995 and 1994, there were no credit losses charged to operations or write-downs charged against the allowance for credit losses. The mortgages which comprise the collateral for the company's subordinate CMBS bonds are secured by apartment complexes and mobile home parks in 36 states, with concentrations in Texas (24%), Florida (13%) and Arizona (10%).

         Pursuant to the provisions of certain of the company's CMBS bonds, cash collections which would otherwise be attributable to the company's interests are required to be set aside in reserve accounts to support the eventual payment of more senior classes of CMBS bonds. At December 31, 1995 and 1994, the amounts set aside of $768,000 and $371,000, respectively, is shown as restricted cash on the balance sheet.

          Due to the complex nature of CMBS bonds, each instrument has a discrete and unique risk/return profile. Not only do CMBS bonds vary significantly from issuance to issuance, but the characteristics of the individual mortgage loans underlying the securities of one issuance are distinct from the mortgage loans underlying certificates of another issuance. There is no exchange or other active market from which to obtain a quoted market price for these financial instruments. The estimates of fair value have been determined by the company using available market information and valuation methodologies. Considerable judgment was required to interpret the market information and develop the estimates of fair value.

         THE ESTIMATES OF FAIR VALUE PRESENTED HEREIN ARE NOT NECESSARILY INDICATIVE OF THE AMOUNTS THE COMPANY COULD REALIZE IN A CURRENT MARKET EXCHANGE. THE USE OF DIFFERENT MARKET ASSUMPTIONS, VALUATION METHODOLOGIES OR BOTH MAY HAVE A MATERIAL EFFECT ON THE ESTIMATES OF FAIR VALUE. THE FAIR VALUE

ESTIMATES PRESENTED HEREIN ARE BASED ON PERTINENT INFORMATION AVAILABLE TO MANAGEMENT AS OF DECEMBER 31, 1995. FUTURE ESTIMATES OF FAIR VALUE MAY DIFFER SIGNIFICANTLY FROM THE AMOUNTS PRESENTED HEREIN.

         The estimated fair value of the company's CMBS bonds at December 31, 1995 and 1994 was $69,503,000 and $70,000,000, respectively. The estimate of fair value was determined by discounting the future cash flows before estimates of credit losses of the CMBS bonds at interest rates equal to a spread over U.S. Treasury rates with comparable terms to maturity. The discount rates range from 10% to 21%. The interest rate spread over the U.S. Treasury rate was based upon current market information of CMBS bonds with similar characteristics. The fair value of CMBS bonds will fluctuate over time due to, among other things, changes in prevailing interest rates, liquidity in the CMBS bonds market, paydowns on the mortgage loans collateralizing the CMBS bonds and changes in real estate values of the related commercial properties. The decline in fair value below amortized cost is considered temporary, and, accordingly, is excluded from earnings and reported as a component of stockholders' equity.

         Certain of the company's CMBS bonds are pledged as collateral for the company's short-term notes payable (see Note E).

D.       Contribution Agreement

         In August 1993, the company entered into the Contribution Agreement with Asset Investors. In connection with the Contribution Agreement, Asset Investors contributed $74,800,000 to the initial capital of the company. In addition, based on the number of shares of Asset Investors Common Stock outstanding on October 1, 1993, the record date of the Distribution: (i) Asset Investors distributed 7,040,043 shares of Common Stock to Asset Investors' shareowners on the basis of one share of Common Stock for every two shares of Asset Investors Common Stock outstanding on the record date of the distribution; and (ii) Asset Investors retained 2,998,518 shares of Common Stock. As of October 12, 1993, 10,038,561 shares of Common Stock were outstanding.

         The terms of the Contribution Agreement provide that, among other things, neither Asset Investors nor the company shall assume any liability or obligation of the other. Each party has agreed to indemnify the other against any such liability or obligation. The Contribution Agreement further provides that the company will not acquire interests in single-family (one- to four-unit) securitizations and that Asset Investors will not acquire interests in commercial securitizations, including commercial securitizations secured by multi-family residential properties.

E.       Short-Term Notes Payable

         On November 29, 1994, the company entered into a $50,000,000 Loan and Security Agreement which is currently collateralized by four CMBS bonds (FNMA 94-M2C, FNMA 94-M2D, Kidder 94-M1C and Kidder 94-M1D), pursuant to which the company can borrow amounts based upon the value of the collateral pledged through November 29, 1996. Advances bear interest based upon a spread over the LIBOR with a term that most closely approximates the term of the advance. The Loan and Security Agreement contains certain covenants with which the company was in compliance at December 31, 1995 and 1994. No borrowings were outstanding on this line at December 31, 1995, and $21,616,000 was available to be borrowed. At December 31, 1994, $4,000,000 was borrowed at an effective interest rate of 8.06%.

         On April 12, 1994, the company entered into a one-year secured note payable which was paid in full on April 11, 1995. The note was collateralized by two CMBS bonds. Interest on the note was based on a spread over one-month LIBOR. At December 31, 1994, $6,295,000 was borrowed under this loan at an effective interest rate of 8.37% per annum.

         On July 19, 1995, the company entered into a one-year, unsecured line of credit with a bank for $1,000,000. Advances bear interest at prime. Two of the company's Independent Directors are members of the Board of Directors of the holding company of the bank. At December 31, 1995, $700,000 was outstanding on this line of credit at an interest rate of 8.50% per annum. The advance was repaid in January 1996.

F.       Stock Option Plan

         The company has a Stock Option Plan for the issuance of non-qualified stock options to its directors and officers which as of January 1, 1996 and 1995, permits the issuance of up to an aggregate of 601,420 and 600,528 shares of Common Stock. On January 1st of each year, the number of shares of Common Stock available under the Stock Option Plan increases automatically by an amount equal to one percent of the number of shares of Common Stock outstanding on December 31st of the previous year. The exercise price for stock options may not be less than 100% of the fair market value of the shares of Common Stock at the date of the grant. Each of the stock options granted to date expires in five years.

         Stock options granted under the Stock Option Plan automatically accrue DERs based on: (i) the number of shares underlying the unexercised portion of the option; (ii) dividends declared on the outstanding shares of the company between the option grant date and the option exercise date; and (iii) the market price of the shares on the dividend record date. DERs are paid in shares of Common Stock (or in other property that constitutes the dividend) at the time of each dividend distribution. During the years ended December 31, 1995 and 1994 and the period from October 12, 1993 to December 31, 1993, the company incurred $376,000, $227,000 and $22,000, respectively, of general and administrative expenses from DERs covering 63,566, 36,485 and 3,422, respectively, of shares of Common Stock which are subject to issuance pursuant to options granted under the Plan.

          Presented below is a summary of the changes in stock options for the two years ended December 31, 1995. The options outstanding at December 31, 1993 were granted at the inception of the company.

                                                        Average
                                                      Option Price        Shares
                                                      ------------        ------
Outstanding - December 31, 1993                          $ 7.50          311,500
     Granted                                               6.32          169,500
                                                         ------          -------
Outstanding - December 31, 1994                            7.09          481,000

     Granted                                               6.15           92,500
                                                         ------          -------
Outstanding - December 31, 1995                          $ 6.94          573,500
                                                         ======          =======

         No options have been exercised or canceled during 1995 and 1994.

G.       Other Matters

         The company operates under a Management Agreement with the Manager, pursuant to which the Manager advises the company on its business and oversees its day-to-day operations, subject to the supervision of the company's Board of Directors, the majority of whom are Independent Directors.

         Effective April 1, 1996, Financial Asset Management LLC will assume the obligations of the Management Agreement from the Manager. Financial Asset Management LLC is 80% owned by two subsidiaries of MDC and 20% owned by Spencer
I. Browne, the President and a Director of the company.

         During the years ended December 31, 1995 and 1994 and for the period from October 12, 1993 to December 31, 1993, the company's total management fees were $1,151,000, $924,000 and $6,000, respectively, consisting of: (i) Acquisition Fees of $0, $326,000 and $0, respectively; (ii) Base Fees of $751,000, $556,000 and $5,000, respectively; and (iii) Administrative Fees of $65,000, $42,000 and $1,000, respectively, pursuant to the Management Agreement. Incentive Fees of $335,000 were incurred during 1995. No Incentive Fees were incurred during 1994 and the period from October 12, 1993 to December 31, 1993. Acquisition fees are capitalized as part of the cost of acquiring CMBS bonds.

         The company's Charter authorizes the Board of Directors to issue 25,000,000 shares, par value $.01 per share, of Preferred Stock. To date, the company has not issued any classes of stock other than its Common Stock and has not determined the terms under which any other classes would be issued. The Charter of the company authorizes the Board of Directors, without further shareowner action, to fix the terms of the Preferred Stock, including preferences, powers and rights (including voting rights) senior to the Common Stock.

         The officers and certain directors of the company also serve as officers, employees, directors or all three of Asset Investors, MDC and certain related entities, including the Manager.

         At December 31, 1995, 1994 and 1993, the shares of Common Stock owned by MDC represented 0.8% of the outstanding shares of Common Stock.

H.       Selected Quarterly Financial Data (unaudited)

         Presented below is selected quarterly financial data for the years ended December 31, 1995 and 1994, (in thousands, except per share data).

                                                                          Three Months Ended,
                                                                          -------------------
                                                 December 31,      September 30,        June 30,           March 31,
                                                 ------------      -------------        --------           ---------
1995
-------------------------------------------- ----------------- ------------------ --------------- ------------------
Revenues                                             $2,325            $2,243             $2,240           $2,349
Net income                                            1,508             1,686              1,649            1,533
Net income per share                                    .15               .17                .16              .15
Dividends declared per share                            .17               .17                .17              .17

Stock prices (1)
     High                                                 6            6-5/16              6-1/2            6-3/8
     Low                                              5-5/8             5-3/4              5-3/4            5-1/2
Common Stock outstanding                         10,142,034        10,124,698         10,092,674       10,078,468


1994
-------------------------------------------- ----------------- ------------------ --------------- ------------------
Revenues                                             $2,262            $2,052             $1,881             $869
Net income                                            1,588             1,509              1,377              453
Net income per share                                    .16               .15                .13              .05
Dividends declared per share
                                                        .20               .14                .12              .07
Stock prices (1)
     High                                             6-1/2             7-1/4              7-3/8            6-3/4
     Low                                              5-1/2             6-3/8              6-1/8            6-1/4
Common Stock outstanding                         10,052,794        10,052,794         10,041,983       10,041,983
---------------

(1)    As reported on the AMEX Composite Tape.


                             COMMERCIAL ASSETS, INC.
                             SUMMARY OF DEFINITIONS

             When the following terms are used in the text, they will be understood to have the meanings indicated below.

Acquisition Fee - a one-time fee paid to the Manager pursuant to the Management Agreement for performing due diligence procedures in connection with the acquisition by the company of each asset equal to 0.5% of the cost of such acquisition.

Administration Fee - a fee of up to $10,000 per annum which is paid to the Manager pursuant to the Management Agreement for administration and other services related to each of the company's CMBS bonds. If the company owns more than one class of a commercial securitization the Manager is entitled to receive an additional fee of $2,500 per annum for each additional class.

Asset Investors - Asset Investors Corporation, a Maryland corporation.

AMEX - American Stock Exchange, Inc.

Base Fee - an annual management fee equal to 1% of the company's consolidated Average Invested Assets as defined in the Management Agreement which is payable quarterly to the Manager pursuant to the Management Agreement.

By-laws - the by-laws, as amended, of the company.

Charter - the corporate charter, as amended, of the company.

CMBS bond - commercial mortgage-backed security, which is a debt instrument which is secured by mortgage loans on commercial real property.

Code - the Internal Revenue Code of 1986, as amended.

Commission - the Securities and Exchange Commission.

Common Stock - the common stock, par value of $.01 per share, of the company.

company - Commercial Assets, Inc., a Maryland corporation.

Contribution Agreement - the contribution agreement between Asset Investors and the company, dated as of August 20, 1993.

CPR - constant prepayment rate.

DERs - dividend  equivalent  rights,  as defined in the  company's  Stock Option
Plan.

Excess  Inclusion  income - is  attributable  to residual  interests of a REMIC.
Excess Inclusion income is the amount of income from a residual interest in a REMIC which exceeds a specified return as provided in the Code. Excess Inclusion income cannot be reduced by any expenses or deductions, including normal operating expenses and net operating losses.

FAS 115 - Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities.

first loss - a first loss security is the most subordinate class of a security having multiple classes and is the first to bear the risk of default on the underlying collateral.

GAAP - generally accepted accounting principles.

Incentive Fee - an annual management fee equal to 20% of the dollar amount by which the annual REIT income of the company exceeds an amount equal to the Average Net Worth (as defined in the Management Agreement) of the company multiplied by the Ten-Year U.S. Treasury Rate (as defined in the Management Agreement) plus 1%, payable quarterly to the Manager pursuant to the Management Agreement.

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

1940 Act - the Investment Company Act of 1940, as amended.

LIBOR - the London Interbank Offered Rate on Eurodollar deposits.

loss severity percentage - the rate of losses on the outstanding principal balance of defaulted mortgage loans.

Management Agreement - the one-year management agreements entered into between the company and the Manager dated as of October 12, 1993, and amended effective as of January 1, 1994, 1995 and 1996.

Manager - Financial Asset Management Corporation, an indirect, wholly-owned subsidiary of MDC.

MDC - M.D.C. Holdings, Inc., a Delaware corporation.

Mortgage-backed bonds - instruments that, directly or indirectly, evidence interests in, or are secured by and payable from, mortgage loans on real property.

Mortgage Collateral - mortgage loans which secure Mortgage-backed bonds.

NYSE - New York Stock Exchange, Inc.

Preferred Stock - preferred stock, par value $.01 per share, of the company.

REIT - a real estate investment trust, as defined in the Code.

REIT income - taxable income computed as prescribed for REITs prior to the "dividends paid deduction" (including the dividends paid deduction for dividends related to capital gains).

REMIC - a pass-through tax entity known as a "real estate mortgage investment conduit" created by the Tax Reform Act of 1986 to facilitate the structuring of mortgage asset transactions.

Stock Option Plan - the Commercial Assets, Inc. 1993 Stock Option Plan.

Subordinate CMBS bond - class of CMBS bonds that provide credit enhancement to the more senior investment grade classes. May be the bonds that absorbed the first losses from the related Mortgage Collateral.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

         None.
                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Information required to be set forth hereunder has been omitted and will be incorporated by reference to the company's Proxy Statement for its 1996 Annual Meeting of Shareowners, when filed.

Item 11. EXECUTIVE COMPENSATION.

          Information required to be set forth hereunder has been omitted and will be incorporated by reference to the company's Proxy Statement for its 1996 Annual Meeting of Shareowners, when filed.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Information required to be set forth hereunder has been omitted and will be incorporated by reference to the company's Proxy Statement for its 1996 Annual Meeting of Shareowners, when filed.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Information required to be set forth hereunder has been omitted and will be incorporated by reference to the company's Proxy Statement for its 1996 Annual Meeting of Shareowners, when filed.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)          Documents filed as part of this report:

          1. The following consolidated financial statements of the company are included in Part II, Item 8 of this Annual Report on Form 10-K:

                  Asset Investors Corporation:                              PAGE

                           Report of Independent Auditors................    F-2

                           Consolidated Balance Sheets as of
                             December 31, 1995 and 1994..................    F-3

                           Consolidated Statements of Operations
                             for the years ended December 31, 1995,
                             1994 and 1993...............................    F-4

                           Consolidated  Statements of Stockholders'
                             Equity for the years ended December 31,
                             1995, 1994 and 1993.........................    F-5

                           Consolidated  Statements  of Cash Flows
                             for the years ended December 31, 1995,
                             1994 and 1993...............................    F-6

                           Notes to Consolidated Financial Statements....    F-7

                  Commercial Assets, Inc. (a significant unconsolidated
                    subsidiary of the company):

                           Report of Independent Auditors................   F-23

                           Balance Sheets as of December 31, 1995
                             and 1994....................................   F-24

                           Statements of Income for the years ended
                             December 31, 1995 and 1994 and for the
                             period from October 12, 1993 (date
                             operations commenced) to December 31,
                             1993........................................   F-25

                           Statements  of  Stockholders'  Equity
                             for the years ended December 31, 1995
                             and 1994 and for the period from
                             October 12, 1993 (date operations commenced)
                             to December 31, 1993........................   F-26

                           Statements  of Cash Flows for the years ended
                             December 31, 1995 and 1994 and for the
                             period from October 12, 1993 (date
                             operations commenced) to December 31, 1993..   F-27


                           Notes to Financial Statements.................   F-28

         2.       Schedules to Consolidated Financial Statements:

                           All financial  statement  schedules have been omitted
                  because they are inapplicable or the information is provided in the company's consolidated financial statements and notes thereto, included in Part II, Item 8, of this Annual Report on Form 10-K.

         3.       Exhibits:

                  Exhibit
                    No.             Description
                    ---             -----------

                  3.1 Certificate of Incorporation of Asset Investors Corporation (the "Registrant"), as amended (incorporated herein by reference to Exhibit 3.1(b) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1989, Commission File No. 1-9360, filed on August 14, 1989).

                  3.3(a) By-laws of the Registrant, as amended and restated (incorporated herein by reference to Exhibit 3.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1993, Commission File No. 1-9360 filed March 31, 1994).

                  3.3(b) June 21, 1994 Amendment to the By-laws of the Registrant (incorporated herein by reference to Exhibit 3.3(b) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1994, Commission File No. 1-9360 filed March 30,
                                    1995).

                  3.3(c) March 15, 1995 Amendment to the By-laws of the Registrant (incorporated herein by reference to Exhibit 3.3(c) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1994, Commission File No. 1-9360 filed March 30,
                                    1995).

                  4 Form of certificate representing Common Stock of the Registrant (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1988, Commission File No. 1-9360, filed on April 5, 1989).

                  10.1(b) Management Agreement dated as of January 1, 1995, between the Registrant and Financial Asset Management Corporation (incorporated herein by reference to Exhibit 10.1(b) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1995, Commission File No. 1-9360, filed on May 15, 1995).

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

                  23                Consent  of  Independent  Auditors - Ernst &
                                    Young LLP.

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

                                         ASSET INVESTORS CORPORATION
                                         (Registrant)


Date: March 27, 1996                     By  /s/ Spencer I. Browne
                                         -----------------------
                                         Spencer I. Browne
                                         President and Chief Executive Officer

Date: March 27, 1996                     By  /s/ Paris G. Reece III
                                         ------------------------
                                         Paris G. Reece III
                                         Executive Vice President and
                                         Chief Financial Officer

Date: March 27, 1996                     By  /s/ Kevin J. Nystrom
                                         ----------------------
                                         Kevin J. Nystrom
                                         Vice President and Chief Accounting
                                         Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Name                       Capacity               Date
              ----                       --------               ----

/s/ Larry A. Mizel                       Director            March 27, 1996
-----------------------------
    Larry A. Mizel

/s/ Spencer I. Browne                    Director            March 27, 1996
-----------------------------
    Spencer I. Browne

/s/ Elliot H. Kline                      Director            March 27, 1996
-----------------------------
    Elliot H. Kline

/s/ Richard L. Robinson                  Director            March 27, 1996
-----------------------------
    Richard L. Robinson

/s/ Tim Schultz                          Director            March 27, 1996
-----------------------------
    Tim Schultz