Form 10-Q
period 1996-03-31
ASSET INVESTORS CORP
filed 1996-05-15
CIK 804138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------

                                    FORM 10-Q

(Mark One)
    X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

            As of May 1, 1996, 24,382,656 shares of Asset Investors Corporation Common Stock were outstanding.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION:

    Item 1. Condensed Consolidated Financial Statements:                   PAGE

            Balance Sheets as of March 31, 1996
            (unaudited) and December 31, 1995..........................     1

            Statements of  Operations  for the three months ended
            March 31, 1996 and 1995 (unaudited)........................     2

            Statements of Cash Flows for the three months ended
            March 31, 1996 and 1995 (unaudited)........................     3

            Notes to Financial Statements
            (unaudited)................................................     4

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................    10

            Definitions................................................    19

PART II.  OTHER INFORMATION:

    Item 6. Exhibits and Reports on Form 8-K...........................    22


                                      (i)


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                                  March 31,            December 31,
                                                                                     1996                  1995
                                                                                     ----                  ----
                                                                                 (Unaudited)
Assets
   Cash and cash equivalents                                                     $      3,240          $      5,328
   Non-agency MBS Bonds                                                                55,671                52,753
   Investment in Commercial Assets                                                     19,201                19,225
   Other assets, net                                                                    2,114                 2,347
                                                                                 ------------          ------------

       Total Assets                                                              $     80,226          $     79,653
                                                                                 ============          ============

Liabilities
   Accounts payable and accrued liabilities                                      $        586          $        416
   Management fees payable                                                                561                   478
                                                                                 ------------          ------------

       Total Liabilities                                                                1,147                   894
                                                                                 ------------          ------------

Stockholders' Equity
   Common  Stock,  par  value  $.01 per  share,  50,000,000  shares  authorized;
     24,382,656 and 24,355,862 shares issued and
     outstanding, respectively                                                            244                   244
   Additional paid-in capital                                                         227,633               227,546

   Cumulative dividends                                                              (231,431)             (229,239)
   Cumulative net income                                                               83,368                80,965
                                                                                 ------------          ------------
     Dividends in excess of net income                                               (148,063)             (148,274)

   Unrealized holding losses on debt securities                                          (735)                 (757)
                                                                                 ------------          ------------

       Total Stockholders' Equity                                                      79,079                78,759
                                                                                 ------------          ------------

       Total Liabilities and Stockholders' Equity                                $     80,226          $     79,653
                                                                                 ============          ============




         See Notes to Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                              ---------
Ongoing Operations:                                                                     1996           1995
                                                                                      ---------      ------
   Revenues
      Non-agency MBS bonds                                                            $   2,830      $   1,333
      Equity in earnings of Commercial Assets                                               437            420
      Interest and other income                                                              86            149
                                                                                      ---------      ---------
           Total revenues                                                                 3,353          1,902
                                                                                      ---------      ---------

   Expenses
      Management fees                                                                       452            148
      General and administrative                                                            498            776
      Interest                                                                               --             33
                                                                                      ---------      ---------
           Total expenses                                                                   950            957
                                                                                      ---------      ---------

Earnings from ongoing operations                                                          2,403            945

Earnings from liquidating operations                                                         --          3,062
                                                                                      ---------      ---------

Net income                                                                            $   2,403      $   4,007
                                                                                      =========      =========

Net income per share                                                                  $     .10      $     .17
                                                                                      =========      =========

Weighted-average shares outstanding                                                      24,365         24,227

Dividends per share                                                                   $     .09      $     .08
                                                                                      =========      =========

            See Notes to Condensed Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                                ---------
                                                                                        1996                1995
                                                                                        ----                ----
Cash Flows From Operating Activities
   Net income                                                                       $   2,403           $    4,007
   Adjustments to reconcile net income to net cash flows from operating activities:
     Amortization of discounts on non-agency MBS bonds                                    484                  269
     Equity in earnings of Commercial Assets                                             (437)                (420)
     Decrease (increase) in other assets                                                  208                 (195)
     Increase (decrease) in accounts payable and accrued liabilities                      365                 (845)
     Net gain on sale of assets                                                            --               (2,031)
     Amortization of CMO Ownership Interests                                               --                  654
                                                                                    ---------           ----------

   Net Cash Provided By Operating Activities                                            3,023                1,439
                                                                                    ---------           ----------

Cash Flows From Investing Activities
   Acquisition of non-agency MBS bonds                                                 (4,157)             (11,697)
   Principal collections on non-agency MBS bonds                                          769                  411
   Dividends from Commercial Assets                                                       469                  552
   Principal collections on CMO Ownership Interests                                        --                1,571
   Proceeds from the sale of assets                                                        --               16,562
   Decrease in restricted cash for secured notes payable                                   --               15,862
                                                                                    ---------           ----------

   Net Cash (Used By) Provided By Investing Activities                                 (2,919)              23,261
                                                                                    ---------           ----------

Cash Flows From Financing Activities
   Dividends paid                                                                       (2,192)               (727)
   Decrease in short-term borrowings, net                                                   --              (1,160)
   Decrease in secured notes payable                                                        --             (30,592)
                                                                                    ----------          ----------

   Net Cash Used By Financing Activities                                                (2,192)            (32,479)
                                                                                    ----------          ----------

Cash and Cash Equivalents
   Decrease                                                                             (2,088)             (7,779)
   Beginning of period                                                                   5,328              14,961
                                                                                    ----------          ----------

   End of period                                                                    $    3,240          $    7,182
                                                                                    ==========          ==========


            See Notes to Condensed Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         Capitalized terms not otherwise defined in the narrative below shall have the meaning indicated in the "Definitions" following "Management`s Discussion and Analysis of Financial Condition and Results of Operations."

A.       The Company

         Asset Investors Corporation was incorporated under Maryland law on October 14, 1986 by MDC. The Common Stock is listed on the NYSE under the symbol "AIC." The Company's assets primarily are non-agency MBS bonds and the ownership of shares of Commercial Assets common stock.

B.       Presentation of Financial Statements

         The Condensed Consolidated Financial Statements of the Company presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 1996 and for the period then ended and for all prior periods presented. These statements are condensed and do not include all the information required by GAAP in a full set of financial statements. These statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         Certain   reclassifications  have  been  made  in  the  1995  Condensed
Consolidated Financial Statements to conform to the classifications used in the current year.

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

         Statements of Operations - In 1993, the Company began a program of liquidating its CMO Ownership Interests and acquiring credit-sensitive assets (non-agency MBS bonds and shares of Commercial Assets) that should benefit from an improving economy. Accordingly, the Company has classified as liquidating operations revenues from CMO Ownership Interests along with expenses directly allocable to the CMO Ownership Interests including interest on borrowings collateralized by CMO Ownership Interests. All other revenues and expenses of the Company, including corporate general and administrative expenses, are classified as ongoing operations.

         Statements of Cash Flows - For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and overnight cash investments are considered to be cash and cash equivalents.

         The Company paid interest in cash of $0 and $869,000 for the three months ended March 31, 1996 and 1995, respectively. Non-cash financing activities of the Company during the three months ended March 31, 1996 and 1995 were $87,000 and $28,000, respectively, from distributions of Common Stock pursuant to DERs and $0 and $1,938,000, respectively, from dividends payable.

D.       Non-agency MBS Bonds

         From April 1994 through March 31, 1996, the Company acquired 176 non-agency MBS bonds, with an aggregate outstanding principal balance on the date of acquisition of $202,034,000 and an aggregate total cost of $61,351,000. The net carrying value of the Company's non-agency MBS bonds was as follows (dollar amounts in thousands):

                                                                                         Outstanding Balance
                                                                                         -------------------
                                                                                     March 31,        December 31,
                                                         Price1       Coupon2          1996              1995
                                                         -----        ------        ----------        ------------
                                                                                  (Unaudited)
Non-agency MBS bonds backed by:
   30-year fixed-rate mortgage loans                      32.4%         7.1%        $  128,400        $   116,757
   15-year fixed-rate mortgage loans                      37.3          6.6             19,523             16,611
   Adjustable-rate mortgage loans                         27.2          7.7              4,122              4,149
   Lesser quality mortgage loans3                         58.9          8.1             13,561             14,083
   Other subordinate, non-agency MBS bonds4               27.3          6.9             28,398             28,565
                                                          ----          ---         ----------        -----------
                                                          35.4%         7.1%           194,004            180,165
                                                          ====          ===
Less:
   Allowance for credit losses                                                         (81,952)           (71,365)
   Unamortized discount                                                                (56,794)           (56,446)
                                                                                    ----------        -----------

Amortized cost                                                                          55,258             52,354
Net unrealized holding gains                                                               413                399
                                                                                    ----------        -----------

     Total net book value                                                           $   55,671        $    52,753
                                                                                    ==========        ===========

- ---------------------------------

1    Weighted-average price as a percentage of the principal balance of the non-agency MBS bonds acquired.
2    Weighted-average coupon of non-agency MBS bonds at March 31, 1996.
3    The  Lesser  quality  mortgage  loans  are  adjustable-rate  mortgages  and  include  $8,112,000  of  B-rated, non-agency MBS bonds at March 31, 1996 and December 31, 1995.
4    The non-agency MBS bonds backed by other subordinate non-agency MBS bonds are referred to as re-REMICs.

         The allowance for credit losses is: (i) increased or decreased for changes to the Company's expectations of future credit losses; (ii) increased for allowances for credit losses established when non-agency MBS bonds are acquired; and (iii) reduced by actual credit losses allocated to the Company's non-agency MBS bonds. The activity in the allowance for credit losses during the three months ended March 31, 1996 and 1995 was as follows (in thousands):


                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                     1996                 1995
                                                                                     ----                 ----

Balance at the beginning of the period                                            $  71,365            $  22,075
Allowance related to non-agency MBS bonds acquired during the period                 12,091                8,137
Credit losses (net of indemnifications of $165 and $0, respectively)                 (1,504)                 (81)
                                                                                  ---------            ---------

Balance at the end of the period                                                  $  81,952            $  30,131
                                                                                  =========            =========

         The Company's economic exposure to credit losses from the mortgage loans in foreclosure is dependent upon: (i) the net amount recovered from the foreclosure sale of the defaulted mortgage loans plus any indemnifications available, less related Foreclosure Costs and servicing advances; (ii) the purchase price of the related non-agency MBS bonds (averaging $349,000 at March 31, 1996); and (iii) cash received through the foreclosure date. As of March 31, 1996, 320 mortgage loans (out of approximately 140,000) that collateralize the Company's non-agency MBS bonds were in foreclosure. These mortgage loans had an outstanding principal balance of $75,171,000 and an amortized cost of $16,027,000.

         The principal amount of the credit support classes of non-agency MBS bonds acquired by the Company represents a small percentage of the aggregate principal amount of non-agency MBS bonds issued to securitize a pool of residential mortgage loans. At March 31, 1996, the weighted-average percentage of the principal amount of the credit support non-agency MBS bonds owned by the Company represented .53% of the principal amount of the total non-agency MBS bonds issued in the related securitizations. The outstanding principal balance of the mortgage loans collateralizing all of the non-agency MBS bonds in which the Company owns subordinate non-agency MBS bonds and the outstanding principal balance of the non-agency MBS bonds senior to the Company's subordinate non-agency MBS bonds was $36,611,801,000 and $36,417,797,000, respectively, at March 31, 1996.

E.       Investment in Commercial Assets

         On March 31, 1996 and December 31, 1995, the Company owned 2,761,126 shares (approximately 27%) of the common stock of Commercial Assets. Commercial Assets, Inc. is a REIT which owns and manages debt interests backed by loans on multi-family real estate. The mortgages which comprise the collateral for Commercial Assets' CMBS bonds are secured by apartment communities and mobile home parks in 36 states. Approximately 24%, 13% and 10% of the mortgage loans are collateralized by properties in Texas, Florida and Arizona, respectively. Presented below is the summarized financial information of Commercial Assets as reported by Commercial Assets (in thousands):



Balance Sheets                                                                      March 31,            December 31,
                                                                                      1996                   1995
                                                                                      ----                   ----
                                                                                  (Unaudited)

CMBS bonds, net of unrealized holding losses                                        $  69,182             $  69,503
Cash and other assets                                                                   2,178                 2,087
                                                                                    ---------             ---------

   Total Assets                                                                        71,360                71,590
                                                                                    ---------             ---------

Short-term borrowings                                                                     400                   700
Other liabilities                                                                         492                   425
                                                                                    ---------             ---------

   Total Liabilities                                                                      892                 1,125
                                                                                    ---------             ---------

Stockholders' Equity                                                                $  70,468             $  70,465
                                                                                    =========             =========




Statements of Income                                                                      Three Months Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                      1996                   1995
                                                                                      ----                   ----
                                                                                              (Unaudited)

CMBS bonds                                                                           $  2,311              $  2,210
Other revenues                                                                              7                   139
                                                                                     --------              --------
    Total revenues                                                                      2,318                 2,349
                                                                                     --------              --------

Management fees                                                                           378                   232
General and administrative                                                                330                   394
Interest                                                                                    3                   190
                                                                                     --------              --------
    Total expenses                                                                        711                   816
                                                                                     --------              --------


Net Income                                                                           $  1,607              $  1,533
                                                                                     ========              ========




         At March 31, 1996 and December 31, 1995, Commercial Assets had $4,221,000 and $4,245,000, respectively, of unrealized holding losses on its CMBS bonds. The Company's share of these unrealized holding losses on CMBS bonds of $1,146,000 and $1,156,000, respectively, is recorded as a reduction in the carrying value of its investment in Commercial Assets and as a component of stockholders' equity.

F.       Liquidating Operations

         The Company, as of December 31, 1995, had substantially liquidated its investment in CMO Ownership Interests. Revenues and expenses from CMO Ownership Interests during the three months ended March 31, 1995 are reported as liquidating operations. The components of revenues and expenses from CMO Ownership Interests during the three months ended March 31, 1995 are as follows (in thousands):



Revenues
    CMO Ownership Interests                                                                             $  1,474
    Interest income                                                                                          225
    Net gain on sale of CMO Ownership Interests                                                            2,031
                                                                                                        --------
       Total revenues                                                                                      3,730
                                                                                                        --------

Expenses
    Management fees                                                                                           89
    General and administrative                                                                                15
    Interest                                                                                                 564
                                                                                                        --------
       Total expenses                                                                                        668
                                                                                                        --------

 Earnings from liquidating operations                                                                   $  3,062
                                                                                                        ========


         During the three months ended March 31, 1995, the Company exercised the Call Rights on certain CMO Ownership Interests, recognizing net gains of $2,008,000. The exercise of Call Rights resulted in the sale of $45,698,000 principal amount of Mortgage Collateral and the early redemption of the related CMO Bonds.

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

G.       Short-Term Borrowings

         The Company has several Repurchase Agreement facilities collateralized by certain non-agency MBS bonds. The collateral value and interest rate related to the Repurchase Agreements are subject to periodic adjustment. At March 31, 1996, the Company was able to borrow $9,155,000 under eight Repurchase Agreements, based on the value of the pledged collateral. At March 31, 1996 and December 31, 1995, there were no borrowings outstanding under these Repurchase Agreements.

         The Company has entered into a credit facility that extends through December 23, 1996 secured by certain non-agency MBS bonds. At March 31, 1996, the Company was able to borrow $9,456,000 under the credit facility, based on the value of the pledged collateral. The credit facility is also subject to certain financial covenants, with which the Company is in compliance, and bears interest, payable monthly, based on one-month LIBOR. At March 31, 1996 and December 31, 1995, there were no borrowings outstanding under the credit facility.

         On July 19, 1995, the Company obtained a one-year, $1,000,000 unsecured line of credit. Advances under this line bear interest at the prime rate. At March 31, 1996 and December 31, 1995, there were no borrowings under this line of credit.

H.       Other Matters

         The Company has entered into a series of Management Agreements with the Manager through December 31, 1996. Pursuant to the Management Agreements, the Manager advises the Company on its business and oversees its day-to-day operations subject to the supervision of the Company's Board of Directors, the majority of whom are Independent Directors. During the three months ended March 31, 1996 and 1995, the Company incurred combined Incentive Fees and Base Fees of $288,000 and $126,000, respectively. The Company also incurred Administrative Fees pursuant to the Management Agreements and certain administration agreements entered into with the Manager in connection with certain of the Company's CMO Ownership Interests and non-agency MBS bonds. Administrative Fees incurred for the three months ended March 31, 1996 and 1995 were $164,000 and $327,000, respectively.

         Effective April 1, 1996, Financial Asset Management LLC assumed the obligations of the Management Agreement. Financial Asset Management LLC is 80% owned by two indirect, wholly owned subsidiaries of MDC and 20% owned by Spencer
I. Browne, the President of the Company.

         The Company had an NOL carryover of approximately $100,000,000 at March 31, 1996 which could be used to reduce the Company's requirement under the Code to distribute at least 95% of REIT income. As of March 31, 1996, the Company also had a capital loss carryover of approximately $35,000,000 which expires beginning in 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Capitalized terms not otherwise defined in the narrative below shall have the meaning indicated in the "Definitions" which may be found at the end of this report.

         Asset Investors Corporation is a real estate investment trust (REIT) that was incorporated by MDC under Maryland law in 1986. Its shares of Common Stock are listed on the NYSE under the symbol "AIC." Asset Investors owns and manages debt interests in residential mortgage loan securitizations (non-agency MBS bonds) and owns approximately 27% of the common stock of Commercial Assets, Inc. (AMEX: CAX).

         The Company's acquisition and other policies are determined by its Board of Directors. The Company's By-laws require that a majority of the Board of Directors and each committee thereof be comprised of Independent Directors.

         The Company's day-to-day operations are performed by the Manager pursuant to a Management Agreement which is subject to the approval of a majority of the Independent Directors. The Manager is subject to the supervision of the Board of Directors. As part of its duties, the Manager presents the Company with asset acquisition opportunities consistent with the policies and objectives of the Company and furnishes the Board of Directors with information concerning the acquisition, holding and disposition of assets. The Company has no employees.

         Effective April 1, 1996, Financial Asset Management LLC assumed the obligations of the Management Agreement. Financial Asset Management LLC is 80% owned by two indirect, wholly owned subsidiaries of MDC and 20% owned by Spencer
I. Browne, the President of the Company.

         The Company operates in a manner that permits it to qualify for the income tax treatment accorded to a REIT under the Code. Accordingly, the Company's REIT income, with certain limited exceptions, is not subject to state or federal income tax at the corporate level. In order to maintain its REIT status, the Company will be required, among other things, to distribute annually (as determined under the Code) to its shareowners at least 95% of its REIT income. The Company must also meet certain asset, income and stock ownership tests.

         The Company currently acquires its subordinate, unrated non-agency MBS bonds at a 70% to 80% discount from the principal amount of the bond. As with any "deep-discount" bond, the Company's non-agency MBS bonds generate non-cash or "phantom" income from the amortization of the purchase discount.

         At March 31, 1996, the Company had a NOL carryover of approximately $100,000,000. Because of the NOL carryover, the Company believes it has a unique competitive advantage in acquiring deep discount, non-agency MBS bonds. The Company is able to use its NOL carryover to offset the non-cash, phantom income which results from the amortization of the purchase discount. Because REITs must distribute at least 95% of their REIT income (and generally distribute 100% because undistributed REIT income is subject to income tax) to maintain their favorable tax status, most REITs would have to sell additional equity, sell assets or find some other way to provide funds to distribute at least 95% of this non-cash, phantom income.

         The NOL carryover allows the Company to retain cash flow that otherwise would be required to be distributed as dividends to grow its business by acquiring additional non-agency MBS bonds while maintaining high dividend yields for the Company's shareowners. The Company generated $4,261,000 in cash from operations (net of expenses) during the three months ended March 31, 1996, of which $2,192,000 or 51.4% was distributed to shareowners, and the remaining $2,069,000 or 48.6% was available for additional acquisitions of non-agency MBS bonds.

         The Company acquired 17 non-agency MBS bonds with an aggregate outstanding balance on the date of acquisition of $16,112,000 during the first three months of 1996. These non-agency MBS bonds were acquired at a total cost of $4,157,000, a weighted-average acquisition price of 28.1%, and with a weighted-average pass-through coupon interest rate of 7.2%.

         The Company's subordinate non-agency MBS bonds have credit risk. Non-agency MBS bonds are collateralized by mortgage loans that do not meet GNMA, FNMA or FHLMC guarantee standards, typically because the mortgage loans exceed agency size limits (currently $207,000) or because the borrower does not meet other agency credit underwriting criteria (a "non-conforming mortgage loan"). The Company generally acquires the subordinate class of the non-agency MBS bond which bears the first losses from the related Mortgage Collateral. If a borrower defaults on a mortgage loan which backs a residential mortgage loan securitization and the proceeds from the foreclosure sale of the property securing the mortgage loan are less than the unpaid balance of the mortgage, Foreclosure Costs and servicer advances, the Company, as the holder of the first-loss class, would suffer a loss. The loss would equal the unpaid principal balance of the mortgage loan plus Foreclosure Costs and servicer advances, net of proceeds from the foreclosure sale, mortgage insurance and loss indemnifications, if any. Conversely, the holder of an agency-guaranteed mortgage loan virtually is assured of full payment of principal and interest because of the agency guarantee.

         The Company intends to use its available funds to pay dividends and to acquire additional non-agency MBS bonds. Although the Company's primary emphasis will be on the acquisition of subordinate unrated non-agency MBS bonds, future acquisitions may include, among other things, rated classes of residential mortgage loan securitizations, participations in residential real estate or other assets. The Company also may acquire or originate agency-guaranteed and non-conforming mortgage loans which, among other things, may be used for future securitizations.

                          RESULTS OF OPERATIONS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995


         The table below summarizes the Company's results of operations during the three months ended March 31, 1996 and 1995 (in thousands, except per share data).


                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                                   ---------
                                                                                               1996          1995
                                                                                               ----          ----
Ongoing Operations:
    Revenues
      Non-agency MBS bonds                                                                  $   2,830     $  1,333
      Equity in earnings of Commercial Assets                                                     437          420
      Interest and other income                                                                    86          149
                                                                                            ---------     --------
                                                                                                3,353        1,902
                                                                                            ---------     --------
    Expenses
      Management fees                                                                             452          148
      General and administrative                                                                  498          776
      Interest                                                                                     --           33
                                                                                            ---------     --------
                                                                                                  950          957
                                                                                            ---------     --------

    Earnings from ongoing operations                                                            2,403          945

    Earnings from liquidating operations                                                           --        3,062
                                                                                            ---------     --------

Book income                                                                                 $   2,403     $  4,007
                                                                                            =========     ========

Earnings from ongoing operations per share                                                  $     .10     $    .04
Earnings from liquidating operations per share                                                     --          .13
                                                                                            ---------     --------
Book income per share                                                                       $     .10     $    .17
                                                                                            =========     ========

Estimated REIT Income (Loss):
    Ongoing operations                                                                      $   4,184     $  1,583
    Liquidating operations                                                                       (296)      (2,028)
                                                                                            ---------     --------

Estimated REIT income (loss)                                                                $   3,888     $   (445)
                                                                                            =========     ========
Estimated REIT income (loss) per share                                                      $     .16     $   (.02)
                                                                                            =========     ========

Dividends                                                                                   $   2,192     $  1,938
                                                                                            =========     ========
Dividends per share                                                                         $     .09     $    .08
                                                                                            =========     ========

Weighted-average shares outstanding                                                            24,365       24,227

Book Income

         Non-agency MBS Bonds - Book income from the Company's non-agency MBS bonds increased significantly during the first quarter of 1996 compared with the same period in 1995 primarily due to the acquisition of 91 non-agency MBS bonds during 1995 and the first quarter of 1996 with an outstanding principal balance of $113,094,000 and a weighted-average coupon at March 31, 1996 of 7.1%. As the Company continues to acquire non-agency MBS bonds, earnings from the bonds should continue to increase as long as future credit losses and prepayment speeds on the Mortgage Collateral are within the Company's estimates.

         The Company's effective book yield on its non-agency MBS bonds based upon their original purchase price percentage for the three months ended March 31, 1996 and 1995, taking into consideration the Company's estimate of future credit losses, was 19.8% and 15.0%, respectively. The effective book yield on the Company's non-agency MBS bonds has increased primarily from the decrease in the weighted-average purchase price of the non-agency MBS bonds from 39.2% at March 31, 1995 to 35.4% at March 31, 1996. Also, the weighted-average coupon on the non-agency MBS bonds increased from 6.9% at March 31, 1995 to 7.1% at March 31, 1996. As a result of the decrease in the weighted-average purchase price together with the increase in the weighted-average coupon of the Company's non-agency MBS bonds, the effective interest rate received by the Company (stated coupon divided by purchase price) increased from 17.6% at March 31, 1995 to 20.1% at March 31, 1996.

         The Company records an allowance for credit losses at the time a non-agency MBS bond is acquired which reduces the amount of book income the Company records from these assets. At March 31, 1996 and December 31, 1995, the allowance for credit losses related to the Company's non-agency MBS bonds was $81,952,000 and $71,365,000, respectively, on an outstanding principal balance of $194,004,000 and $180,165,000, respectively. The allowance for credit losses is increased by the amount of anticipated future credit losses when the Company acquires a non-agency MBS bond and is decreased by credit losses allocated to the subordinate non-agency MBS bonds owned by the Company, net of any indemnification payments received. Book income is impacted by any changes in estimates of future credit losses.

         The Company's economic exposure to credit losses from the mortgage loans in foreclosure is dependent upon: (i) the net amount recovered from the foreclosure sale of the defaulted mortgage loans plus any indemnifications available, less related Foreclosure Costs and servicing advances; (ii) the purchase price of the related non-agency MBS bonds (averaging $349,000 at March 31, 1996); and (iii) cash received through the foreclosure date. As of March 31, 1996, 320 mortgage loans (out of approximately 140,000) that collateralize the Company's non-agency MBS bonds were in foreclosure. These mortgage loans had an outstanding principal balance of $75,171,000 and an amortized cost of $16,027,000.

         For the three months ended March 31, 1996 and 1995, the allowance for credit losses on the Company's non-agency MBS bonds was reduced by $1,504,000 and $81,000, respectively, as a result of the allocation of credit losses net of indemnifications on the home mortgage loan collateral backing the bonds. The net economic loss to the Company as a result of the credit losses allocated to the Company's non-agency MBS bonds was $266,000 and $34,000 for the three months ended March 31, 1996 and 1995, respectively.

         The increase in credit losses from the Company's non-agency MBS bonds is consistent with the Public Securities Association SDA model. The SDA model assumes that defaults on mortgage loans are generally highest during years three through five of the life of the mortgage loan. Most of the mortgage loans that collateralize the Company's subordinate non-agency MBS bonds were originated in 1993 through 1995 and have not yet reached the years during which defaults are anticipated to be at their highest. While the Company anticipates that the amount of credit losses allocated to the Company's non-agency MBS bonds will continue to increase in future periods, it believes that the current balance of the allowance for credit losses is adequate to absorb such future credit losses.

This assumes, among other things, no significant changes in general economic conditions or widespread natural disasters which may impact adversely the values of the single-family homes securing the mortgage loans backing the Company's non-agency MBS bonds.

         On December 31, 1995, the Company changed the classification of its non-agency MBS bonds for financial reporting purposes from held-to-maturity to available-for-sale. The change in classification is not attributable to any current plans to liquidate its non-agency MBS bonds; however, from time to time, the Company may evaluate opportunities to sell a non-agency MBS bond as part of its efforts to maximize portfolio value and increase shareowner returns. Accordingly, the Company has classified its non-agency MBS bonds as available-for-sale, carried at fair value in the financial statements. Unrealized holding gains of $413,000 and $399,000 at March 31, 1996 and December 31, 1995, respectively, from the Company's non-agency MBS bonds are reported as a net amount in stockholders' equity until realized.

         Commercial Assets - Commercial Assets commenced operations on October 12, 1993 and has reported that it has acquired, since its inception, 11 CMBS bonds from six securitizations at a cost of $74,433,000. At March 31, 1996 and December 31, 1995, these CMBS bonds had outstanding principal balances of $99,781,000 and $100,368,000, respectively, and weighted-average coupons of 8.24% at both dates. Income from the Company's shares of Commercial Assets (which, for book income purposes, is based on the Company's pro rata share of Commercial Assets' book income) for the three months ended March 31, 1996 and 1995 was $437,000 and $420,000, respectively. Commercial Assets completed the investment of its original $75,000,000 of capital in November 1994 and has not acquired any CMBS bonds since then.

         Interest and Other Income - Interest and other income decreased during the three months ended March 31, 1996 compared with the same period in 1995 because the Company has used its available cash to acquire non-agency MBS bonds.

         Management Fees - Management fees increased during the three months ended March 31, 1996 compared with the same period in 1995 due to: (i) acquisitions of non-agency MBS bonds during 1995 and the first quarter of 1996;
(ii) a change in the method of calculating Incentive Fees per the terms of the amendment to the Management Agreement dated January 1, 1996; and (iii) a decrease in the average Ten-Year U.S. Treasury Rate during the three months ended March 31, 1996 from the same period in 1995 by over 1.5%.

         Effective April 1, 1996, Financial Asset Management LLC assumed the obligations of the Management Agreement. Financial Asset Management LLC is 80% owned by two indirect, wholly owned subsidiaries of MDC and 20% owned by Spencer
I. Browne, the President of the Company.

         General and Administrative Expenses - General and administrative expenses decreased during the three months ended March 31, 1996 compared with the same period in 1995 due primarily to lower legal, accounting and consulting fees.

         At its annual meeting in May 1996, the Company intends to solicit shareowner approval of an amendment to the Stock Option Plan. The amendment would permit the Company to issue shares of Common Stock in 1996 to the holders of options who voluntarily relinquish their right to DERs. If approved, the amendment also will eliminate the issuance of DERs in the future. The effect of the proposal, if approved and the rights to DERs are relinquished, will be to reduce general and administrative expenses from DERs by approximately $220,000 in 1996 and approximately $300,000 per year in subsequent years. The issuance of Common Stock in exchange for the right to receive DERs will result in a one-time charge to second quarter 1996 earnings of approximately $750,000 and issuance of approximately 250,000 shares of Common Stock.

         Interest Expense - Interest expense on the Company's borrowing facilities decreased during the three months ended March 31, 1996 compared with the same period in 1995 due to the repayment of $1,598,000 of short-term borrowings outstanding at March 31, 1995 in the second quarter of 1995.

         Liquidating Operations - In 1993, the Company began to liquidate its CMO Ownership Interests and acquire credit-sensitive assets (non-agency MBS bonds and shares of Commercial Assets) that should benefit from an improving economy. Accordingly, the Company had classified as liquidating operations its revenues from CMO Ownership Interests along with expenses directly allocable to the CMO Ownership Interests. As of December 31, 1995, the Company had substantially liquidated all of its CMO Ownership Interests. Earnings from liquidating operations during the three months ended March 31, 1995 was comprised of the following (in thousands):


Revenues
    CMO Ownership Interests                                                                             $  1,474
    Interest income                                                                                          225
    Net gain on sale of CMO Ownership Interests                                                            2,031
                                                                                                        --------
       Total revenues                                                                                      3,730
                                                                                                        --------

Expenses
    Management fees                                                                                           89
    General and administrative                                                                                15
    Interest                                                                                                 564
                                                                                                        --------
       Total expenses                                                                                        668
                                                                                                        --------

 Earnings from liquidating operations                                                                   $  3,062
                                                                                                        ========

         Earnings from CMO Ownership Interests during the three months ended March 31, 1995 were from the $22,490,000 net carrying amount of CMO Ownership Interests at December 31, 1994. These CMO Ownership Interests were liquidated throughout 1995.

         During the three months ended March 31, 1995, the Company exercised Call Rights on certain CMO Ownership Interests resulting in gains of $2,008,000. The exercise of these Call Rights reduced the outstanding principal amount of the Company's Mortgage Collateral by $45,698,000.

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

         Interest income from liquidating operations during the three months ended March 31, 1995 was earned primarily from restricted cash for the secured notes payable. The restricted cash was used to repay the secured notes on March 30, 1995. Interest expense from liquidating operations during the three months ended March 31, 1995 was principally from the $30,592,000 of secured notes payable which was repaid during the first quarter of 1995.

REIT Income

         The Company's estimated REIT income from ongoing operations during the three months ended March 31, 1996 improved over the same period in 1995 due to $2,146,000 of higher REIT earnings from non-agency MBS bonds and $470,000 of increased dividends from Commercial Assets. The increase in REIT earnings from non-agency MBS bonds was due to acquisitions of non-agency MBS bonds in 1995 and 1996, and the increase in dividends from Commercial Assets was due to timing of dividend payments.

         The Company's estimated REIT losses from liquidating operations for the three months ended March 31, 1996 were $296,000, significantly less than the same period in 1995 primarily due to sales during 1995 of the CMO Ownership Interests that were generating REIT losses.

NOL Carryover

         At March 31, 1996, the Company's NOL carryover was approximately $100,000,000 and capital loss carryover was approximately $35,000,000. The NOL carryover may be used to offset all or a portion of the Company's REIT income, and as a result, reduce the amount of income that the Company must distribute to maintain its status as a REIT.

Reconciliation of REIT Income and Book Income

         Substantially all of the difference between REIT income and book income is due to: (i) the method of recording credit losses, which for REIT income purposes are not deducted until they occur and which for book income purposes are estimated and reflected as a reduction of revenues in the form of lower discount amortization included in income from non-agency MBS bonds; (ii) differences in the calculation of discount and premium amortization for REIT income compared to book income attributable to non-agency MBS bonds and CMO Ownership Interests; and (iii) gains on the sales of assets recorded for book income purposes that resulted in either capital losses or capital gains for REIT income purposes that are reduced to zero by the Company's capital loss carryover.

Dividend Distributions

         On March 12, 1996, the Company declared a first quarter dividend of $2,192,000 or nine cents per share, compared with $1,938,000, or eight cents per share, for the same period in 1995. The 1996 first quarter dividend was paid on March 29, 1996 to shareowners of record on March 22, 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company uses its cash flow from operating activities and other capital resources to provide working capital to support its operations, for the payment of dividends to its shareowners and for the acquisition of assets.

         The table below summarizes the Company's operating cash flows and uses of those cash flows for the three months ended March 31, 1996 and 1995 (in thousands):


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                                ---------
                                                                                         1996             1995
                                                                                         ----             ----

Cash Generated By (Used In) Ongoing Operations:
    Non-agency MBS bonds:
       Interest                                                                        $   3,314       $    1,602
       Principal and indemnifications                                                        769              411
    Dividends from Commercial Assets                                                         469              552
    Repayment of short-term borrowings                                                        --           (1,160)

Cash Generated By (Used In) Liquidating Operations:
    CMO Ownership Interests                                                                   --            3,699
    Restricted cash for secured notes payable                                                 --           15,862
    Sale of assets                                                                            --           16,562
    Repayment of secured notes payable                                                        --          (30,592)

Total expenses, net of interest income and other                                            (291)          (2,291)
                                                                                       ---------       ----------

Cash Generated By Operations                                                           $   4,261       $    4,645
                                                                                       =========       ==========

Dividends Paid                                                                         $   2,192       $      727
                                                                                       =========       ==========

Acquisitions of Non-agency MBS bonds                                                   $   4,157       $   11,697
                                                                                       =========       ==========


         The Company's cash from ongoing operations continues to increase due to acquisitions of non-agency MBS bonds. The Company received no cash from liquidating operations in 1996 because the program of liquidating the Company's CMO Ownership Interests was completed as of December 31, 1995.

         The Company has available sources of liquidity from several Repurchase Agreements and a credit facility which expires on December 23, 1996, in each case collateralized by certain non-agency MBS bonds. The collateral value and interest rate related to these borrowing agreements are subject to periodic adjustment. At March 31, 1996, the Company was able to borrow $18,611,000 under these agreements, based on the value of the pledged collateral. At March 31, 1996, there were no borrowings under the Repurchase Agreements or credit facility.

         On July 19, 1995, the Company obtained a one-year, $1,000,000 unsecured line of credit. Advances under this line bear interest at the prime rate. At March 31, 1996, there were no borrowings under this line of credit.

         The cash generated by the Company's non-agency MBS bonds is reduced by the credit losses allocated to the bonds. The amount of defaults and resulting credit losses on the Company's non-agency MBS bonds may be impacted adversely by natural disasters not generally insured against by a standard homeowners insurance policy (e.g., floods, earthquakes, etc.) in geographic areas in which residential properties that collateralize the Company's non-agency MBS bonds are located. The Company is unable to predict the impact natural disasters may have on the Company's income. The Company has provided $81,952,000 of allowances for credit losses at March 31, 1996 to absorb future credit losses, including losses from natural disasters not covered by standard homeowner policies.

         The Company's NOL carryover allows it to grow its business by using internally generated cash flow to acquire additional non-agency MBS bonds while maintaining high dividend yields for the Company's shareowners. The Company had available cash of $5,328,000 at December 31, 1995 and generated cash from ongoing operations of $4,261,000 during the three months ended March 31, 1996 enabling the Company to acquire 17 non-agency MBS bonds for $4,157,000. The Company also paid $2,192,000 ($.09 per share) in dividends during the first quarter of 1996.

Other

         Some of the statements in this Form 10-Q as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995 (the "Reform Act"). The statements include projections of the Company's estimated 1996 cash flow and dividends. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include the following: general economic and business conditions; interest rate changes; competition; the availability of additional non-agency MBS bonds at approximately the same prices currently paid by the Company; the Company's ability to maintain or reduce expense levels and the assumption that losses on non-agency MBS bonds do not exceed the Company's estimates.

                                   DEFINITIONS

      The following terms used in the text are understood to have the meanings indicated below.

Acquired CMO Class - A CMO Class acquired by the company which does not constitute a CMO Subsidiary or CMO Residual.

Administrative Fee - A fee up to $3,500 per annum per non-agency MBS bond, for bond administration and other services related to the Company's non-agency MBS bonds paid pursuant to the Management Agreement.

agency - GNMA, FNMA or FHLMC.

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

CMO - Collateralized mortgage obligation. CMOs are multi-class issuances of bonds which are secured and funded as to the payment of interest and repayment of principal by a specific group of mortgage loans, mortgage-backed certificates or other collateral.

CMO Class or CMO Bond - A debt obligation resulting from the issuance of a CMO. A CMO Class may represent the right to receive interest only, principal only, a proportionate amount of interest and principal (each, respectively, and "IO Class," "PO Class" and "Regular Class") or a disproportionate amount of interest and principal.

CMO Ownership Interests - A CMO Residual, Acquired CMO Class and/or CMO Subsidiary.

CMO Residual - A non-equity ownership interest in a CMO issuance.

CMO Subsidiary - An equity ownership interest in a CMO issuance.

Code - The Internal Revenue Code of 1986, as amended.

Commercial Assets - Commercial Assets, Inc., (AMEX: CAX) a publicly traded REIT formed by the Company in August 1993, incorporated under Maryland law.

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

GNMA - Government National Mortgage Association.

Incentive Fee - An annual management fee equal to 20% of the dollar amount by which GAAP Net Income (as defined in the Management Agreement) of the Company exceeds an amount equal to the Average Net Worth (as defined in the Management Agreement) of the Company multiplied by the Ten-Year U.S. Treasury Rate (as defined in the Management Agreement) plus one percent, payable quarterly to the Manager pursuant to the Management Agreement.

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

Lesser quality mortgage loans - Mortgage loans made to borrowers who have credit histories of a lower overall quality than most borrowers generally resulting from previous repayment difficulties, brief job histories, previous bankruptcies or other causes. Also referred to as B and C credit quality mortgage loans.

LIBOR - The London Interbank Offered Rate on Eurodollar deposits.

Management Agreement - The one-year management agreement entered into between the Company and the Manager.

Manager - Financial Asset Management LLC, a Colorado limited liability corporation 80% owned by two indirect, wholly owned subsidiaries of MDC and 20% owned by Spencer I. Browne, President of the Company. As of April 1, 1996, Financial Asset Management LLC was successor to Financial Asset Management Corporation, the previous Manager of the Company and an indirect, wholly owned subsidiary of MDC.

MDC - M.D.C. Holdings, Inc., a Delaware corporation.

Mortgage Certificates - FNMA mortgage certificates, FHLMC mortgage certificates, fully-modified pass-through mortgage-backed certificates guaranteed by GNMA and private certificates representing undivided beneficial interests in pools of mortgage loans.

Mortgage Collateral - Mortgage Certificates and Mortgage Loans which secure CMO bonds and non-agency MBS bonds.

Mortgage Loans - Mortgage loans which are secured by single-family, residential (one-to four-unit) properties.

NOL - Net operating loss.

NYSE - New York Stock Exchange, Inc.

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

     10.1 Management Agreement dated as of January 1, 1995, between the Registrant and Financial Asset Management Corporation (incorporated herein by reference to Exhibit 10.1 (b) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1995, Commission File No.
                  1-9360, filed on May 15, 1995).

     10.1(a)      Amendment to Management  Agreement dated as of January 1, 1996
                  between  the   Registrant  and  Financial   Asset   Management
                  Corporation.

     10.1(b) Assignment of Management Agreements dated as of April 1, 1996 between Financial Asset Management Corporation and Financial Asset Management LLC.

     10.2 CMO Participation Agreement, dated as of December 15, 1986, among the Registrant, Holdings and Yosemite Financial, Inc. (incorporated herein by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1988, Commission File No.
                  1-9360, filed on August 15, 1988).

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

     10.5(e) Third Amendment to the Registrant's 1986 Stock Option Plan as restated November 15, 1990, as amended (incorporated herein by reference to Exhibit 10.9(e) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1993, Commission File No. 1-9360, filed on November 15, 1993).

     10.15 Contribution Agreement, dated as of August 20, 1993, by and between the Registrant and Commercial Assets, Inc. (incorporated herein by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1993, Commission File No.
                  1-9360, filed on November 15, 1993).

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


                                                ASSET INVESTORS CORPORATION
                                                (Registrant)


Date:  May 14 , 1996                            By   /s/ Paris G. Reece III
                                                    -----------------------
                                                    Paris G. Reece III
                                                    Chief Financial Officer