Form 10-Q
period 1996-06-30
ASSET INVESTORS CORP
filed 1996-08-14
CIK 804138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

           As of July 31, 1996, 24,737,600 shares of Asset Investors Corporation Common Stock were outstanding.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS
                                                                            PAGE

PART I. FINANCIAL INFORMATION:

        Item 1. Condensed Consolidated Financial Statements:

                Balance Sheets as of June 30, 1996 (unaudited)
                and December 31, 1995......................................    1

                Statements of Operations for the three and six
                months ended June 30, 1996 and 1995 (unaudited)............    2

                Statements of Cash Flows for the six months
                ended June 30, 1996 and 1995 (unaudited)...................    3

                Notes to Financial Statements (unaudited)..................    4

       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.............    11

                Definitions...............................................    21

PART II.  OTHER INFORMATION:

       Item 4.  Submission of Matters to a Vote of
                Security Holders..........................................    24

       Item 6.  Exhibits and Reports on Form 8-K..........................    24


                                      (i)




                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                                   June 30,            December 31,
                                                                                     1996                  1995
                                                                                     ----                  ----
                                                                                 (Unaudited)
Assets
   Cash and cash equivalents                                                     $        451          $      5,328
   Non-agency MBS Bonds                                                                59,904                52,753
   Investment in Commercial Assets                                                     19,384                19,225
   Other assets, net                                                                    2,787                 2,347
                                                                                 ------------          ------------

       Total Assets                                                              $     82,526          $     79,653
                                                                                 ============          ============

Liabilities
   Accounts payable and accrued liabilities                                      $        621          $        416
   Management fees payable                                                                471                   478
   Short-term borrowings                                                                1,400                    --
                                                                                 ------------          ------------

       Total Liabilities                                                                2,492                   894
                                                                                 ------------          ------------

Stockholders' Equity
   Common  Stock,  par  value  $.01 per  share,  50,000,000  shares  authorized;
     24,737,600 and 24,355,862 shares issued and outstanding, respectively                247                   244
   Additional paid-in capital                                                         228,613               227,546

   Cumulative dividends                                                              (233,657)             (229,239)
   Cumulative net income                                                               85,453                80,965
                                                                                 ------------          ------------
     Dividends in excess of net income                                               (148,204)             (148,274)

   Unrealized holding losses on debt securities                                          (622)                 (757)
                                                                                 ------------          ------------

       Total Stockholders' Equity                                                      80,034                78,759
                                                                                 ------------          ------------

       Total Liabilities and Stockholders' Equity                                $     82,526          $     79,653
                                                                                 ============          ============

           See Notes to Condensed Consolidated Financial Statements.




                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                          June 30,
                                                              --------                          --------
Ongoing Operations:                                     1996           1995              1996              1995
                                                        ----           ----              ----              ----
   Revenues
      Non-agency MBS bonds                            $   2,835      $   1,889         $   5,665         $   3,222
      Equity in earnings of Commercial Assets
                                                            539            435               976               855
      Interest and other income                              43            105               129               254
                                                      ---------      ---------         ---------         ---------
           Total revenues                                 3,417          2,429             6,770             4,331
                                                      ---------      ---------         ---------         ---------

   Expenses
      Management fees                                       350            216               802               364
      General and administrative                            157            376               655             1,152
      Elimination of DERs                                   825             --               825                --
      Interest                                               --             23                --                56
                                                      ---------      ---------         ---------         ---------
           Total expenses                                 1,332            615             2,282             1,572
                                                      ---------      ---------         ---------         ---------

Earnings from ongoing operations                          2,085          1,814             4,488             2,759

Earnings from liquidating operations
                                                             --             56                --             3,118
                                                      ---------      ---------         ---------         ---------

Net income                                            $   2,085      $   1,870         $   4,488         $   5,877
                                                      =========      =========         =========         =========

Net income per share                                  $     .08      $     .07         $     .18         $     .24
                                                      =========      =========         =========         =========

Weighted-average shares outstanding                      24,500         24,259            24,433            24,243

Dividends per share                                   $     .09      $     .08         $     .18         $     .16
                                                      =========      =========         =========         =========

           See Notes to Condensed Consolidated Financial Statements.



                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                                --------
                                                                                        1996                1995
                                                                                        ----                ----
Cash Flows From Operating Activities
   Net income                                                                       $   4,488           $    5,877
   Adjustments to reconcile net income to net cash flows from operating activities:
     Accretion of discounts on non-agency MBS bonds                                     1,294                  758
     Equity in earnings of Commercial Assets                                             (976)                (855)
     Issuance of Common Stock for the elimination of DERs                                 825                   --
     Increase in other assets                                                            (185)                (516)
     Increase (decrease) in accounts payable and accrued liabilities                      310               (1,494)
     Net gain on sale of assets                                                            --               (2,022)
     Amortization of CMO Ownership Interests                                               --                  749
                                                                                      -------           ----------

   Net Cash Provided By Operating Activities                                            5,756                2,497
                                                                                      -------           ----------

Cash Flows From Investing Activities
   Acquisition of non-agency MBS bonds                                                 (9,844)             (17,088)
   Principal collections on non-agency MBS bonds                                        1,320                  848
   Indemnifications from non-agency MBS bonds                                             281                  414
   Dividends from Commercial Assets                                                       469                1,021
   Principal collections on CMO Ownership Interests                                        --                4,111
   Proceeds from the sale of assets                                                        --               16,862
   Release of restricted cash upon repayment of secured notes payable                      --               15,862
                                                                                    ---------           ----------

   Net Cash (Used By) Provided By Investing Activities                                 (7,774)              22,030
                                                                                    ---------           ----------

Cash Flows From Financing Activities
   Dividends paid                                                                       (4,418)             (2,664)
   Increase (decrease) in short-term borrowings, net                                     1,400              (2,181)
   Repayment of secured notes payable                                                       --             (30,592)
   Issuance of Common Stock from the exercise of stock options                             159                  --
                                                                                    ----------          ----------

   Net Cash Used By Financing Activities                                                (2,859)            (35,437)
                                                                                    ----------          ----------

Cash and Cash Equivalents
   Decrease                                                                             (4,877)            (10,910)
   Beginning of period                                                                   5,328              14,961
                                                                                    ----------          ----------

   End of period                                                                    $      451          $    4,051
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

A.       The Company

         Asset Investors Corporation was incorporated under Maryland law on October 14, 1986, by MDC. The Common Stock is listed on the NYSE under the symbol "AIC." The Company's assets primarily are non-agency MBS bonds and shares of Commercial Assets common stock.

B.       Presentation of Financial Statements

         The Condensed Consolidated Financial Statements of the Company presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 1996, and for the periods then ended and for all prior periods presented. These financial statements are condensed and do not include all the information required by GAAP in a full set of financial statements. These financial statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

         Certain   reclassifications  have  been  made  in  the  1995  Condensed
Consolidated Financial Statements to conform to the classifications used in the current year.

C.       Summary of Significant Accounting Policies

         Principles of Consolidation - The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned corporate subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in Commercial Assets is recorded under the equity method. The Company has recorded its proportionate share of the unrealized holding losses on the CMBS bonds of Commercial Assets.

         Income Taxes - The Company operates in a manner that permits it to qualify for the income tax treatment accorded to a REIT. If it so qualifies, the Company's REIT income, with certain limited exceptions, will not be subject to federal income tax at the corporate level. Accordingly, no provision for taxes has been made in the Condensed Consolidated Financial Statements.

         In order to maintain its status as a REIT, the Company generally is required, among other things, to distribute annually to its shareowners at least 95% of its REIT income reduced by the NOL carryover. The Company also is required to meet certain asset, income and stock ownership tests.

         Statements of Operations - In 1993, the Company began a program of liquidating its prepayment and interest rate sensitive CMO Ownership Interests and acquiring credit-sensitive assets (non-agency MBS bonds and shares of Commercial Assets) that should benefit from an improving economy. Accordingly, the Company has classified as liquidating operations revenues from CMO Ownership Interests along with expenses directly allocable to the CMO Ownership Interests, including interest on borrowings collateralized by CMO Ownership Interests. All other revenues and expenses of the Company, including corporate general and administrative expenses, are classified as ongoing operations.

         Statements of Cash Flows - For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and overnight cash investments are considered to be cash and cash equivalents. The Company made interest payments of $0 and $894,000 for the six months ended June 30, 1996 and 1995, respectively.

         Non-cash investing and financing activities for the six months ended June 30, 1996 and 1995 were as follows (in thousands):



                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                                  --------
                                                                                           1996             1995
                                                                                           ----             ----

Dividends declared but not yet received from Commercial Assets                            $  469                --

Unrealized holding gains on debt securities                                               $  135                --

Distributions of Common Stock pursuant to DERs                                            $   87          $    104

Distributions of Common Stock as consideration for the elimination of DERs                $  825                --

Dividends declared but not yet paid                                                           --          $  1,941


D.       Non-agency MBS Bonds

         From April 1994 through June 30, 1996, the Company acquired 195 non-agency MBS bonds, with an aggregate outstanding principal balance on the date of acquisition of $225,391,000 and an aggregate total cost of $67,038,000. The net carrying value of the Company's non-agency MBS bonds was as follows (dollar amounts in thousands):



                                                                                         Outstanding Balance
                                                                                         -------------------
                                                                                      June 30,         December 31,
                                                         Price(1)     Coupon(2)         1996               1995
                                                         ------       ------            ----               ----
                                                                                    (Unaudited)
Non-agency MBS bonds backed by:
   30-year fixed-rate mortgage loans                      31.5%         7.1%        $  147,775        $   116,757
   15-year fixed-rate mortgage loans                      37.0          6.6             19,923             16,611
   Adjustable-rate mortgage loans                         24.9          7.3              4,958              4,149
   Lesser quality mortgage loans(3)                       58.9          8.2             12,961             14,083
   Other subordinate, non-agency MBS bonds(4)             27.3          6.9             28,137             28,565
                                                          ----          ---         ----------        -----------
                                                          34.5%         7.1%           213,754            180,165
                                                          ====          ===
Less:
   Allowance for credit losses                                                        (104,824)           (71,365)
   Unamortized discount                                                                (49,439)           (56,446)
                                                                                    ----------        -----------

Amortized cost                                                                          59,491             52,354
Net unrealized holding gains                                                               413                399
                                                                                    ----------        -----------

     Total net book value                                                           $   59,904        $    52,753
                                                                                    ==========        ===========
- ---------------------------------

1 Weighted-average price as a percentage of the principal balance of the non-agency MBS bonds.
2    Weighted-average coupon of non-agency MBS bonds at June 30, 1996.
3 The Lesser quality mortgage loans, commonly referred to as "B and C" mortgage loans, are adjustable-rate mortgages and include $8,112,000 of non-agency MBS bonds with a "B" credit rating at June 30, 1996 and December 31, 1995.
4 The non-agency MBS bonds that are backed by "Other subordinate non-agency MBS bonds" are referred to as re-REMICs.

         The Company's non-agency MBS bonds are subject to the risk of default and foreclosure loss from the $41.0 billion principal balance of non-conforming mortgage loans that, at June 30, 1996, backed its bonds. The subordinate non-agency MBS bonds owned by the Company represent, on average, 0.52% of the bond issuances that are collateralized by these mortgages. The future credit losses for each bond are limited to the outstanding balance of each bond (averaging $1,096,000 at June 30, 1996). Additionally, the Company's economic exposure from its investment in a non-agency MBS bond is limited to the purchase price of the bond (averaging 34.5% of the acquired principal balance at June 30, 1996), less principal payments received.

         The servicers of the mortgage loans that back the Company's non-agency MBS bonds reported to the Company that mortgage loans with an outstanding principal balance of $111,302,000 (0.3% of the total outstanding balance of the mortgage loans) were in foreclosure or REO at June 30, 1996. If a mortgage loan in foreclosure or REO is not worked out, or if the proceeds from the foreclosure sale are not sufficient to repay the outstanding mortgage and related foreclosure and servicing costs, any losses will be passed on to the Company as the holder of the subordinate non-agency MBS bond. Consequently, the amount of the losses passed on to the holders of the subordinate bonds from the mortgage loans in foreclosure or REO is dependent upon what portion of these mortgages are not cured and the loss severity from a foreclosure sale. The Company performs certain surveillance activities with respect to these loans to attempt to minimize the impact of these two factors. The Company has established an allowance for future credit losses of $104,824,000 at June 30, 1996.

         The allowance for credit losses is: (i) increased or decreased for changes in the Company's expectations of future credit losses; (ii) increased for expectations of future credit losses when a non-agency MBS bond is acquired; and (iii) reduced by actual credit losses allocated to the Company's non-agency MBS bonds. The activity in the allowance for credit losses during the six months ended June 30, 1996 and 1995 was as follows (in thousands):


                                                                                     Six Months Ended June 30,
                                                                                     1996                 1995
                                                                                     ----                 ----

Balance at the beginning of the period                                            $   71,365           $  22,075
Additions to the allowance for credit losses on non-agency MBS bonds                  37,926              28,210
Credit losses (net of indemnifications of $281 and $414, respectively)                (4,467)               (729)
                                                                                  ----------           ---------

Balance at the end of the period                                                  $  104,824           $  49,556
                                                                                  ==========           =========

E.       Investment in Commercial Assets

         On June 30, 1996, and December 31, 1995, the Company owned 2,761,126 shares (approximately 27%) of the common stock of Commercial Assets, a REIT which owns and manages debt interests backed by loans on multi-family real estate. According to Commercial Assets, the mortgages which comprise the collateral for its CMBS bonds are secured by apartment communities in 36 states. Approximately 26%, 12% and 8% of the mortgage loans are collateralized by properties in Texas, Arizona and Florida, respectively. Presented below is the summarized financial information of Commercial Assets as reported by Commercial Assets (in thousands):



Balance Sheets                                                                     June 30,             December 31,
                                                                                     1996                  1995
                                                                                     ----                  ----
                                                                                  (Unaudited)

CMBS bonds, net of unrealized holding losses                                       $  60,814            $  69,503
Cash and other assets                                                                 13,446                2,087
                                                                                   ---------            ---------

   Total Assets                                                                       74,260               71,590
                                                                                   ---------            ---------

Short-term borrowings                                                                     --                  700
Other liabilities                                                                      2,256                  425
                                                                                   ---------            ---------

   Total Liabilities                                                                   2,256                1,125
                                                                                   ---------            ---------

Stockholders' Equity                                                               $  72,004            $  70,465
                                                                                   =========            =========





Statements of Income                                      Three Months Ended                  Six Months Ended
     (Unaudited)                                               June 30,                           June 30,
                                                               --------                           --------
                                                        1996              1995             1996              1995
                                                        ----              ----             ----              ----


CMBS bonds                                           $    3,462        $    2,209       $    5,773        $    4,419
Other revenues                                               64                31               71               170
                                                     ----------        ----------       ----------        ----------
    Total revenues                                        3,526             2,240            5,844             4,589
                                                     ----------        ----------       ----------        ----------

Management fees                                             452               284              830               517
General and administrative                                  114               272              444               665
Elimination of dividend equivalent rights                   966                --              966                --
Interest                                                      2                35                5               225
                                                     ----------        ----------       ----------        ----------
    Total expenses                                        1,534               591            2,245             1,407
                                                     ----------        ----------       ----------        ----------

Net Income                                           $    1,992        $    1,649       $    3,599        $    3,182
                                                     ==========        ==========       ==========        ==========

         According to Commercial Assets, at June 30, 1996, and December 31, 1995, it had $3,864,000 and $4,245,000, respectively, of unrealized holding losses on its CMBS bonds. The Company's share of these unrealized holding losses on CMBS bonds of $1,034,000 and $1,156,000, respectively, is recorded as a reduction in the carrying value of its investment in Commercial Assets and as a component of stockholders' equity.

F.       Liquidating Operations

         The Company, as of December 31, 1995, had substantially liquidated its investment in CMO Ownership Interests. Revenues and expenses from CMO Ownership Interests during the three and six months ended June 30, 1995, are reported as liquidating operations. The components of revenues and expenses from CMO Ownership Interests during the three and six months ended June 30, 1995, are as follows (in thousands):


                                                                 Three Months Ended         Six Months Ended
                                                                    June 30, 1995             June 30, 1995
                                                                    -------------             -------------
Revenues
    CMO Ownership Interests                                           $    145                  $  1,619
    Interest income                                                         --                       225
    Net (loss) gain on sale of CMO Ownership Interests                      (9)                    2,022
                                                                      --------                  --------
       Total revenues                                                      136                     3,866
                                                                      --------                  --------

Expenses
    Management fees                                                         73                       162
    General and administrative                                               7                        22
    Interest                                                                --                       564
                                                                      --------                  --------
       Total expenses                                                       80                       748
                                                                      --------                  --------

Earnings from liquidating operations                                  $     56                  $  3,118
                                                                      ========                  ========


         During the six months ended June 30, 1995, the Company exercised the Call Rights on certain CMO Ownership Interests, recognizing net gains of $2,008,000. The exercise of Call Rights resulted in the sale of $45,698,000 principal amount of Mortgage Collateral and the early redemption of the related CMO Bonds.

         On March 30, 1995, Asset Securitization sold 28 CMO Ownership Interests classified as available-for-sale for $14,927,000. No gain or loss was recognized at the time of the sale; however, the Company recognized $1,205,000 of net holding losses related to the CMO Ownership Interests sold as of December 31, 1994. The proceeds from the sale and $15,569,000 of restricted cash for secured notes payable were used to repay the $28,437,000 outstanding principal balance of the secured notes and $355,000 of accrued interest, and to provide $1,704,000 of cash to the Company.

G.       Short-Term Borrowings

         The Company has entered into a credit facility that extends through December 23, 1996, secured by certain non-agency MBS bonds. The credit facility is subject to certain financial covenants, with which the Company is in compliance, and bears interest, payable monthly, based on one-month LIBOR. At June 30, 1996, $700,000 was borrowed under the credit facility at a weighted average effective interest rate of 6.46%. Subsequent to June 30, 1996, the advance was repaid and the collateral was retrieved by the Company. At December 31, 1995, there were no borrowings outstanding under the credit facility.

         On July 19, 1995, the Company obtained a one-year, $1,000,000 unsecured line of credit. The line of credit was renewed for an additional year on July 19, 1996. Advances under this line bear interest at the prime rate. At June 30, 1996, $700,000 was borrowed under this line of credit at an effective interest rate of 8.5%. At December 31, 1995, there were no borrowings under this line of credit.

         On July 24, 1996, the Company secured a $10,000,000 revolving credit and term loan agreement with a bank, which, at the election of the Company, may be increased to $15,000,000 at any time prior to January 24, 1997. The revolving portion of the agreement expires on July 23, 1997, and then can be converted to a term loan, amortizing over the following 30 months. The Company is able to select either a fixed or floating interest rate. Borrowings under the agreement are indirectly subject to the value of the pledged collateral, which is set at the original purchase price percentage of the bonds and is not subject to market price fluctuations. The credit facility is collateralized by a portion of the Company's non-agency MBS bonds with a net carrying value of $10,303,000 at June 30, 1996. On August 9, 1996, the Company was able to borrow $4,398,000 on the facility, of which, $600,000 was outstanding. One of the Company's Independent Directors is a member of the board of directors of the parent holding company of the bank.

         The Company has canceled the eight Repurchase Agreement facilities it had at December 31, 1995.

H.       Other Matters

         The Company has entered into a series of Management Agreements with the Manager through December 31, 1996. Pursuant to the Management Agreements, the Manager advises the Company on its business and oversees its day-to-day operations subject to the supervision of the Company's Board of Directors, the majority of whom are Independent Directors. During the three and six months ended June 30, 1996, the Company incurred combined Incentive Fees and Base Fees of $170,000 and $458,000, respectively, compared with $165,000 and $291,000,
respectively   for  the  same  periods  in  1995.   The  Company  also  incurred

Administrative Fees pursuant to the Management Agreements and certain administration agreements entered into with the Manager in connection with certain of the Company's CMO Ownership Interests and non-agency MBS bonds. Administrative Fees incurred for the three and six months ended June 30, 1996, were $180,000 and $344,000, respectively, compared with $220,000 and $547,000, respectively, for the same periods in 1995.

         Effective April 1, 1996, Financial Asset Management LLC assumed the obligations of the Management Agreement. Financial Asset Management LLC is 80% owned by two indirect, wholly owned subsidiaries of MDC and 20% owned by Spencer
I. Browne, the President of the Company.

         The Company had an NOL carryover of approximately $99,000,000 at June 30, 1996, which could be used to reduce the Company's requirement under the Code to distribute at least 95% of REIT income. As of June 30, 1996, the Company also had a capital loss carryover of approximately $35,000,000 which expires beginning in 1998.

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

         The Company's day-to-day operations are performed by the Manager pursuant to a Management Agreement which is subject to the approval of a majority of the Independent Directors. The Manager is subject to the supervision of the Board of Directors. As part of its duties, the Manager presents the Company with asset acquisition opportunities consistent with the policies and objectives of the Company and furnishes the Board of Directors with information concerning the acquisition, performance and disposition of assets. The Company has no employees.

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

         The Company currently acquires its subordinate, unrated non-agency MBS bonds at a 70% to 80% discount from the principal amount of the bond. As with any "deep-discount" bond, the Company's non-agency MBS bonds generate non-cash or "phantom" income from the amortization of the purchase discount. Because REITs must distribute at least 95% of their REIT income (and generally distribute 100% because undistributed REIT income is subject to income tax) to maintain their favorable tax status, most REITs would have to issue additional capital, sell assets or find some other way to provide funds to distribute at least 95% of this non-cash, phantom income.

         At June 30, 1996, the Company had an available NOL carryover of approximately $99,000,000. The Company uses its NOL carryover to reduce its requirement to distribute REIT income, including the non-cash, phantom income which results from the amortization of the purchase discount. Because of its NOL carryover, the Company is able to use the cash flow that otherwise would be required to be distributed as dividends to increase its earnings and cash flow by acquiring additional non-agency MBS bonds, while maintaining high dividend yields for the Company's shareowners. The Company believes that its NOL carryover gives it a unique competitive advantage in acquiring deep discount, non-agency MBS bonds.

         The Company generated $9,226,000 in cash from operations (net of expenses) during the six months ended June 30, 1996, of which $4,418,000, or 48%, was distributed to shareowners, and the remaining $4,808,000, or 52%, was available for additional acquisitions of non-agency MBS bonds. The Company's Board of Directors and management determine the amount of the net cash flow to use to pay dividends and to acquire additional assets. The Company's REIT income for the six months ended June 30, 1996, was $6,620,000. Without the use of its NOL carryover, and based upon REIT income for the first six months of 1996, the Company would have been required by the Code to: (i) distribute $6,289,000 (95% of REIT income) in dividends to maintain its REIT status; and (ii) pay taxes on the remaining 5% of REIT income.

         The Company acquired 36 non-agency MBS bonds with an aggregate outstanding balance on the date of acquisition of $39,469,000 during the first six months of 1996. These non-agency MBS bonds were acquired at a total cost of $9,844,000, a weighted-average acquisition price of 26.2%, and with a weighted-average pass-through coupon interest rate of 7.2%.

         The Company's subordinate non-agency MBS bonds have credit risk. Non-agency MBS bonds are collateralized by mortgage loans that do not meet GNMA, FNMA or FHLMC guarantee standards, typically because the mortgage loans exceed agency size limits (currently $207,000) or because the borrower does not meet other agency credit underwriting criteria (a "non-conforming mortgage loan"). The Company generally acquires the subordinate class of the non-agency MBS bond which bears the first losses from the related Mortgage Collateral. If a borrower defaults on a mortgage loan which backs a non-agency MBS bond and the proceeds from the foreclosure sale of the property securing the mortgage loan are less than the unpaid balance of the mortgage, Foreclosure Costs and servicer advances, the Company, as the holder of the first-loss class, will suffer a loss. The loss would be equal to the unpaid principal balance of the mortgage loan plus Foreclosure Costs and servicer advances, net of proceeds from the foreclosure sale, mortgage insurance and loss indemnifications, if any. Conversely, the holder of an agency-guaranteed mortgage loan virtually is assured of full payment of principal and interest because of the agency guarantee.

         The Company intends to use its available funds to pay dividends and to acquire additional non-agency MBS bonds. Although the Company's acquisitions will generally emphasize subordinate unrated non-agency MBS bonds, future acquisitions may include, among other things, rated classes of non-agency MBS bonds, participations in residential real estate or other assets. The Company also may acquire or originate agency-guaranteed and non-conforming mortgage loans which, among other things, may be used for future securitizations. See "FORWARD LOOKING INFORMATION" below.

                       RESULTS OF OPERATIONS FOR THE THREE
                   AND SIX MONTHS ENDED JUNE 30, 1996 and 1995


         The table below summarizes the Company's results of operations during the three and six months ended June 30, 1996 and 1995 (in thousands, except per share data):

                                                                   Three Months Ended           Six Months Ended
                                                                        June 30,                    June 30,
                                                                        --------                    --------
                                                                   1996          1995          1996          1995
                                                                   ----          ----          ----          ----
Ongoing Operations:
    Revenues
      Non-agency MBS bonds                                      $   2,835      $   1,889     $  5,665     $  3,222
      Equity in earnings of Commercial Assets                         539            435          976          855
      Interest and other income                                        43            105          129          254
                                                                ---------      ---------     --------     --------
                                                                    3,417          2,429        6,770        4,331
                                                                ---------      ---------     --------     --------
    Expenses
      Management fees                                                 350            216          802          364
      General and administrative                                      157            376          655        1,152
      Elimination of DERs                                             825             --          825           --
      Interest                                                         --             23           --           56
                                                                ---------      ---------     --------     --------
                                                                    1,332            615        2,282        1,572
                                                                ---------      ---------     --------     --------

    Earnings from ongoing operations                                2,085          1,814        4,488        2,759

    Earnings from liquidating operations                               --             56           --        3,118
                                                                ---------      ---------     --------     --------

Book income                                                     $   2,085      $   1,870     $  4,488     $  5,877
                                                                =========      =========     ========     ========

Earnings from ongoing operations per share                      $     .08      $     .07     $    .18     $    .11
Earnings from liquidating operations per share                         --             --           --          .13
                                                                ---------      ---------     --------     --------
Book income per share                                           $     .08      $     .07     $    .18     $    .24
                                                                =========      =========     ========     ========

REIT Income (Loss):
    Ongoing operations                                         $    3,031      $   3,314     $  7,216     $  4,897
    Liquidating operations                                           (271)        (3,512)        (596)      (5,540)
                                                               ----------      ---------     --------     --------

REIT income (loss)                                             $    2,760      $    (198)    $  6,620     $   (643)
                                                               ==========      =========     ========     ========
REIT income (loss) per share                                   $      .11      $    (.01)    $    .27     $   (.03)
                                                               ==========      =========     ========     ========

Dividends                                                      $    2,226      $   1,941     $  4,418     $  3,879
                                                               ==========      =========     ========     ========
Dividends per share                                            $      .09      $     .08     $    .18     $    .16
                                                               ==========      =========     ========     ========

Weighted-average shares outstanding                                24,500         24,259       24,433       24,243


Book Income

         Non-agency MBS Bonds - Book income from the Company's non-agency MBS bonds increased significantly during the three and six months ended June 30, 1996, compared with the same periods in 1995 primarily due to the acquisition of

63 non-agency MBS bonds during the second half of 1995 and the first half of 1996 with an outstanding principal balance of $68,772,000 and a weighted-average coupon at June 30, 1996, of 7.2%. As the Company continues to acquire non-agency MBS bonds, earnings from the bonds should continue to increase as long as future credit losses and prepayment speeds on the Mortgage Collateral remain within the Company's estimates. See "FORWARD LOOKING INFORMATION" below.

         The Company's effective book yield on its non-agency MBS bonds (based upon their original purchase price percentage) for the six months ended June 30, 1996 and 1995, taking into consideration the Company's estimate of future credit losses, was 19.1% and 16.0%, respectively. The effective book yield on the Company's non-agency MBS bonds has increased primarily from the decrease in the weighted-average purchase price of the non-agency MBS bonds from 37.3% at June 30, 1995, to 34.5% at June 30, 1996. Also, the weighted-average coupon on the non-agency MBS bonds increased from 6.9% at June 30, 1995, to 7.1% at June 30, 1996. As a result of the decrease in the weighted-average purchase price together with the increase in the weighted-average coupon of the Company's non-agency MBS bonds, the effective interest rate received by the Company (stated coupon divided by purchase price) increased from 18.5% at June 30, 1995, to 20.6% at June 30, 1996.

         The Company's non-agency MBS bonds are subject to the risk of default and foreclosure loss from the $41.0 billion principal balance of non-conforming mortgage loans that, at June 30, 1996, backed its bonds. The subordinate non-agency MBS bonds owned by the Company represent, on average, 0.52% of the bond issuances that are collateralized by these mortgages. The future credit losses for each bond are limited to the outstanding balance of each bond (averaging $1,096,000 at June 30, 1996). Additionally, the Company's economic exposure from its investment in a non-agency MBS bond is limited to the purchase price of the bond (averaging 34.5% of the acquired principal balance at June 30, 1996), less principal payments received.

         The servicers of the mortgage loans that back the Company's non-agency MBS bonds reported to the Company that mortgage loans with an outstanding principal balance of $111,302,000 (0.3% of the total outstanding balance of the mortgage loans) were in foreclosure or REO at June 30, 1996. If a mortgage loan in foreclosure or REO is not worked out, or if the proceeds from the foreclosure sale are not sufficient to repay the outstanding mortgage and related foreclosure and servicing costs, any losses will be passed on to the Company as the holder of the subordinate non-agency MBS bond. Consequently, the amount of the losses passed on to the holders of the subordinate bonds from the mortgage loans in foreclosure or REO is dependent upon what portion of these mortgages are not cured and the loss severity from a foreclosure sale. The Company performs certain surveillance activities with respect to these loans to attempt to minimize the impact of these two factors. The Company has established an allowance for future credit losses of $104,824,000 at June 30, 1996, which it believes is sufficient to cover future credit losses from the subordinate non-agency MBS bonds. See "FORWARD LOOKING INFORMATION" below.

         For the six months ended June 30, 1996 and 1995, the allowance for credit losses on the Company's non-agency MBS bonds was reduced by $4,467,000 and $729,000, respectively, as a result of the allocation of credit losses, net of indemnifications, on the home mortgage loan collateral backing the bonds. The credit losses and indemnifications allocated to the Company's non-agency MBS bonds resulted in a net economic loss to the Company of $1,038,000 for the six months ended June 30, 1996, and a net economic gain of $20,000 for the six months ended June 30, 1995.

         The Company believes that the increase in credit losses from the Company's non-agency MBS bonds is consistent with the Public Securities Association SDA model which is one of the primary factors used by the Company in determining its allowance for credit losses. The SDA model assumes that defaults on mortgage loans are generally highest during years three through five of the life of the mortgage loan. Most of the mortgage loans that collateralize the Company's subordinate non-agency MBS bonds were originated in 1993 through 1995 and have not yet reached the years during which defaults are anticipated to be at their highest. While the Company anticipates that the amount of credit losses allocated to the Company's non-agency MBS bonds will continue to increase in future periods, it believes that the current balance of the allowance for credit losses is adequate to absorb such future credit losses. This assumes, among other things, no significant changes in general economic conditions or widespread natural disasters which may impact adversely the values of the single-family homes securing the mortgage loans backing the Company's non-agency MBS bonds. See "FORWARD LOOKING INFORMATION" below.

         On December 31, 1995, the Company changed the classification of its non-agency MBS bonds for financial reporting purposes from held-to-maturity to available-for-sale. The change in classification was not attributable to any current plans to liquidate its non-agency MBS bonds; however, from time to time, the Company may evaluate opportunities to sell a non-agency MBS bond as part of its efforts to maximize portfolio value and increase shareowner returns. Accordingly, the Company has classified its non-agency MBS bonds as available-for-sale, carried at fair value in the financial statements. Unrealized holding gains of $413,000 and $399,000 at June 30, 1996, and December 31, 1995, respectively, from the Company's non-agency MBS bonds are reported as a net amount in stockholders' equity until realized.

         Commercial Assets - Income from the Company's shares of Commercial Assets (which, for book income purposes, is based on the Company's pro rata share of Commercial Assets' book income) for the three and six months ended June 30, 1996, was $539,000 and $976,000, respectively, compared with $435,000 and
$855,000, respectively, for the same periods in 1995. The increase in income from Commercial Assets is primarily due to the early redemption of two bonds in May 1996 offset by a one-time, non-cash charge resulting from the issuance of 157,413 shares of Commercial Assets common stock for the elimination of dividend equivalent rights under its stock option plan. At June 30, 1996, and December 31, 1995, the CMBS bonds had outstanding principal balances of $89,515,000 and $100,368,000, respectively, and weighted-average coupons of 8.15% and 8.24%, respectively. The decrease in the outstanding principal balance and weighted-average coupon of the CMBS bonds from December 31, 1995, to June 30, 1996, was primarily the result of the early bond redemptions in May 1996.

         According to Commercial Assets, at June 30, 1996, and December 31, 1995, it had $3,864,000 and $4,245,000, respectively, of unrealized holding losses on its CMBS bonds. The Company's share of these unrealized holding losses, $1,034,000 and $1,156,000 as of June 30, 1996 and December 31, 1995,
respectively, was recorded as a reduction in the carrying value of its investment in Commercial Assets and as a component of stockholders' equity.

         Interest and Other Income - Interest and other income decreased during the three and six months ended June 30, 1996, compared with the same period in 1995 because the Company has used its available cash to acquire non-agency MBS bonds.

         Management Fees - Management fees increased during the three and six months ended June 30, 1996, compared with the same period in 1995 due to: (i) higher Administrative Fees from acquisitions of non-agency MBS bonds during 1995 and the first and second quarters of 1996; (ii) a change in the method of calculating Incentive Fees pursuant to the terms of an amendment to the Management Agreement dated January 1, 1996; and (iii) a decrease in the average Ten-Year U.S. Treasury Rate during the six months ended June 30, 1996, from the same period in 1995 by 73 basis points. See Incentive Fee under "DEFINITIONS" below.

         Effective April 1, 1996, Financial Asset Management LLC assumed the obligations of the Management Agreement. Financial Asset Management LLC is 80% owned by two indirect, wholly owned subsidiaries of MDC and 20% owned by Spencer
I. Browne, the President of the Company.

         General and Administrative Expenses - General and administrative expenses decreased during the three and six months ended June 30, 1996, compared with the same periods in 1995 due primarily to the elimination of DER expense in the second quarter of 1996, reductions in legal and consulting fees, and lower costs associated with the Company's annual report.

         Elimination of DERs - The three and six months ended June 30, 1996, included a one-time, non-cash expense from the issuance of Common Stock pursuant to an amendment to the Stock Option Plan which eliminated the future accrual of DERs on outstanding stock options. At their annual meeting in May 1996, the Company's shareowners approved an amendment to the Stock Option Plan which permitted the Company to issue shares of Common Stock to the holders of options who voluntarily relinquished their right to receive DERs in the future. The issuance of Common Stock in exchange for the right to receive DERs in the future resulted in a one-time, non-cash charge to second quarter 1996 earnings of $825,000 and the issuance of 244,391 shares of Common Stock. The effect of the amendment will be to reduce general and administrative expenses from the accrual of DERs from options granted under the Stock Option Plan. General and administrative expenses related to DERs totaled $337,000 in 1995. See "FORWARD LOOKING INFORMATION" below.

         Interest  Expense  -  Interest  expense  on  the  Company's   borrowing
facilities decreased during the three and six months ended June 30, 1996, compared with the same periods in 1995, reflecting the decrease in the average daily balance to $44,000 and $22,000, respectively, for the three and six months ended June 30, 1996, from $1,169,000 and $1,487,000, respectively, for the same periods in 1995.

         Liquidating Operations - In 1993, the Company began to liquidate its CMO Ownership Interests and acquire credit-sensitive non-agency MBS bonds and shares of Commercial Assets. Accordingly, the Company had classified as liquidating operations its revenues from CMO Ownership Interests along with expenses directly allocable to the CMO Ownership Interests. As of December 31, 1995, the Company had substantially liquidated all of its CMO Ownership Interests. Earnings from liquidating operations during the three and six months ended June 30, 1995, was comprised of the following (in thousands):


                                                                   Three Months Ended            Six Months Ended
                                                                     June 30, 1995                 June 30, 1995
                                                                     -------------                 -------------
Revenues
    CMO Ownership Interests                                            $   145                       $ 1,619
    Interest income                                                         --                           225
    Net gain on sale of CMO Ownership Interests                             (9)                        2,022
                                                                       -------                       -------
       Total revenues                                                      136                         3,866
                                                                       -------                       -------

Expenses
    Management fees                                                         73                           162
    General and administrative                                               7                            22
    Interest                                                                --                           564
                                                                       -------                       -------
       Total expenses                                                       80                           748
                                                                       -------                       -------

Earnings from liquidating operations                                   $    56                       $ 3,118
                                                                       =======                       =======


         Earnings from CMO Ownership Interests during the three and six months ended June 30, 1995, were from the $22,490,000 net carrying amount of CMO Ownership Interests at December 31, 1994. These CMO Ownership Interests were liquidated throughout 1995.

         During the six months ended June 30, 1995, the Company exercised Call Rights on certain CMO Ownership Interests resulting in gains of $2,008,000. The exercise of these Call Rights reduced the outstanding principal amount of the Company's Mortgage Collateral by $45,698,000.

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

         Interest income from liquidating operations during the six months ended June 30, 1995, was earned primarily from restricted cash for the secured notes payable. The restricted cash was used to repay the secured notes on March 30, 1995. Interest expense from liquidating operations during the six months ended June 30, 1995, was principally from the $30,592,000 of secured notes payable which was repaid during the first quarter of 1995.

REIT Income

         The Company's REIT income from ongoing operations was $3,031,000 during the three months ended June 30, 1996, compared with $3,314,000 for the same period in 1995. The decline was due, in part, to the one-time charge for the issuance of Common Stock to eliminate DERs. The timing of the second quarter dividend from Commercial Assets, which was paid and recognized for REIT income purposes on July 10, 1996, also contributed to the decline. These reductions in REIT income partially were offset by $935,000 of higher REIT earnings from non-agency MBS bonds in the second quarter of 1996 resulting from acquisitions of non-agency MBS bonds in 1995 and 1996.

         The Company's REIT income from ongoing operations during the six months ended June 30, 1996, improved over the same period in 1995 due to $3,081,000 of higher REIT earnings from non-agency MBS bonds, partially offset by the cost to eliminate DERs and lower dividend income due to the timing of Commercial Assets' second quarter dividend.

         The Company's REIT losses from liquidating operations for the three and six months ended June 30, 1996, were $271,000 and $596,000, respectively, significantly less than the same periods in 1995 primarily due to sales during 1995 of the CMO Ownership Interests that were generating REIT losses.

NOL and Capital Loss Carryovers

         At June 30, 1996, the Company's NOL carryover was approximately $99,000,000, and its capital loss carryover was approximately $35,000,000. The NOL carryover may be used to offset all or a portion of the Company's REIT income, and as a result, to reduce the amount of income that the Company must distribute to shareowners to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire between 1998 and 2000.

Reconciliation of REIT Income and Book Income

         Substantially all of the difference between REIT income and book income is due to: (i) the method of recording credit losses, which for REIT income purposes are not deducted until they occur and which for book income purposes are estimated and reflected as a reduction of revenues in the form of lower discount amortization included in income from non-agency MBS bonds; (ii) differences in the calculation of discount and premium amortization for REIT income compared to book income attributable to non-agency MBS bonds and CMO Ownership Interests; (iii) gains on the sales of assets recorded for book income purposes that resulted in either capital losses or capital gains for REIT income purposes that are reduced to zero by the Company's capital loss carryover; and
(iv) recognition of income from Commercial Assets which for REIT income purposes is based upon dividends received and which for book income purposes is based on the Company's pro rata share of Commercial Assets' book income.

Dividend Distributions

         On June 12, 1996, the Company declared a second quarter dividend of $2,226,000, or $.09 per share, compared with $1,941,000, or $.08 per share, for the same period in 1995. The 1996 second quarter dividend was paid on June 28, 1996, to shareowners of record on June 21, 1996. For the six months ended June 30, 1996 and 1995, the Company declared dividends of $4,418,000 ($.18 per share) and $3,879,000 ($.16 per share), respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company uses its cash flow from operating activities and other capital resources to provide working capital to support its operations, for the payment of dividends to its shareowners and for the acquisition of assets.

         The table below summarizes the Company's operating cash flows and uses of those cash flows for the six months ended June 30, 1996 and 1995 (in thousands):


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                                 --------
                                                                                            1996           1995
                                                                                            ----           ----
Cash Generated by (Used in) Ongoing Operations:
    Non-agency MBS bonds:
       Interest                                                                          $   6,959      $    3,980
       Principal                                                                             1,320             848
       Indemnifications                                                                        281             414
    Dividends from Commercial Assets                                                           469           1,021
    Borrowings (repayment) of short-term debt                                                1,400          (2,181)

Cash Generated by (Used in) Liquidating Operations:
    CMO Ownership Interests                                                                     --           6,479
    Restricted cash for secured notes payable                                                   --          15,862
    Sale of assets                                                                              --          16,862
    Repayment of secured notes payable                                                          --         (30,592)

Total Expenses, Net of Interest Income and Other                                            (1,203)         (3,851)
                                                                                         ---------      ----------

Cash Generated by Operations                                                             $   9,226      $    8,842
                                                                                         =========      ==========


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                                 --------
                                                                                            1996           1995
                                                                                            ----           ----

Issuance of Common Stock from Exercise of Stock Options                                  $     159      $       --
                                                                                         =========      ==========

 Dividends Paid                                                                          $   4,418      $    2,664
                                                                                         =========      ==========

Acquisitions of Non-agency MBS Bonds                                                     $   9,844      $   17,088
                                                                                         =========      ==========


         The Company's cash from ongoing operations continues to increase due to acquisitions of non-agency MBS bonds. The Company received no cash from liquidating operations in 1996 because the process of liquidating the Company's CMO Ownership Interests was completed as of December 31, 1995.

         The Company has entered into a credit facility that extends through December 23, 1996, secured by certain non-agency MBS bonds. The credit facility is subject to certain financial covenants, with which the Company is in compliance, and bears interest, payable monthly, based on one-month LIBOR. At June 30, 1996, $700,000 was borrowed under the credit facility at a weighted average effective interest rate of 6.46%. Subsequent to June 30, 1996, the advance was repaid and the collateral was retrieved by the Company. At December 31, 1995, there were no borrowings outstanding under the credit facility.

         On July 19, 1995, the Company obtained a one-year, $1,000,000 unsecured line of credit. The line of credit was renewed for an additional year on July 19, 1996. Advances under this line bear interest at the prime rate. At June 30, 1996, $700,000 was borrowed under this line of credit at an effective interest rate of 8.5%. At December 31, 1995, there were no borrowings under this line of credit.

         On July 24, 1996, the Company secured a $10,000,000 revolving credit and term loan agreement with First Bank National Association, which, at the election of the Company, may be increased to $15,000,000 at any time prior to January 24, 1997. The revolving portion of the agreement expires on July 23, 1997, and then can be converted to a term loan, amortizing over the following 30 months. The Company is able to select either a fixed or floating interest rate. Borrowings under the facility are indirectly subject to the value of the pledged collateral, which is set at the original purchase price percentage of the bonds and is not subject to market price fluctuations. The credit facility is collateralized by non-agency MBS bonds with a net carrying value of $10,303,000 at June 30, 1996. On August 9, 1996, the Company was able to borrow $4,398,000 on the facility, of which, $600,000 was outstanding. One of the Company's Independent Directors is a member of the board of directors of the parent holding company of the bank.

         The Company has canceled the eight Repurchase Agreement facilities it had at December 31, 1995.

         The cash generated by the Company's non-agency MBS bonds is reduced by the credit losses allocated to the bonds. The amount of defaults and resulting credit losses on the Company's non-agency MBS bonds may be impacted adversely by natural disasters not generally insured against by a standard homeowners insurance policy (e.g., floods, earthquakes, etc.) in geographic areas in which residential properties that collateralize the Company's non-agency MBS bonds are located. The Company is unable to predict the impact natural disasters may have on the Company's income. The Company has provided $104,824,000 of allowances for credit losses at June 30, 1996, to absorb future credit losses, including losses from natural disasters not covered by standard homeowner policies. See "FORWARD LOOKING INFORMATION" below.

         The Company's NOL carryover allows it to use internally generated cash flow to acquire additional non-agency MBS bonds while maintaining high dividend yields for the Company's shareowners. The Company had available cash of $5,328,000 at December 31, 1995, and generated cash from ongoing operations of $9,226,000 during the six months ended June 30, 1996, enabling the Company to acquire 36 non-agency MBS bonds for $9,844,000. The Company also paid $2,192,000 ($.09 per share) and $2,226,000 ($.09 per share), respectively, in dividends during the first and second quarters of 1996.

                           FORWARD LOOKING INFORMATION

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

CMBS bond - A commercial mortgage-backed security or a debt instrument which is secured by mortgage loans on commercial real property.

CMO Class or CMO Bond - A debt obligation resulting from the issuance of a collateralized mortgage obligation. A CMO Class may represent the right to receive interest only, principal only, a proportionate amount of interest and principal (each, respectively, and "IO Class," "PO Class" and "Regular Class") or a disproportionate amount of interest and principal.

CMO Ownership Interests - An ownership interest in a collateralized mortgage obligation. CMOs are multi-class issuances of bonds which are secured and funded as to the payment of interest and repayment of principal by a specific group of mortgage loans, mortgage-backed certificates or other collateral.

Code - The Internal Revenue Code of 1986, as amended.

Commercial Assets - Commercial Assets, Inc., (AMEX: CAX) a publicly traded REIT formed by the Company in August 1993, incorporated under Maryland law.

Commission - The Securities and Exchange Commission.

Common Stock - Asset Investors Corporation common stock, par value $.01 per share, listed on the New York Stock Exchange, Inc. under the symbol "AIC."

Company - Asset Investors Corporation, a Maryland corporation.

DERs - Dividend equivalent rights as defined in the 1986 Stock Option Plan, as amended. Prior to adoption of an amendment to the Stock Option Plan that eliminated DERs, option holders earned shares of Common Stock equal to the value of dividends received as if the options were outstanding Common Stock.

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

MDC - M.D.C. Holdings, Inc., a Delaware corporation.

Mortgage Collateral - Private certificates representing undivided beneficial interests in pools of mortgage loans and individual mortgage loans which secure CMO bonds and non-agency MBS bonds.

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

Real estate owned (REO) - The ownership of real property acquired as a result of foreclosure.

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

Stock Option Plan - The Company's 1986 Stock Option Plan, as restated November 15, 1990, as amended.

                                     PART II
                                OTHER INFORMATION

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The Company's 1996 Annual Meeting of Shareowners was held on May 28, 1996. At the meeting, Messrs. Richard L. Robinson and Tim Schultz were elected as Class I directors to terms expiring in 1999. There were 22,220,288 and 22,225,150 votes cast "for" the election of Richard L. Robinson and Tim Schultz, respectively, as Class I directors and 338,890 and 334,028 votes, respectively, were "withheld." At the meeting, the shareowners also approved an amendment to the Stock Option Plan to eliminate DERs and to permit the grant of shares of the Company's Common Stock in connection therewith. Of the votes cast, 20,723,353 were cast "for" the amendment and 1,295,249 were cast "against" the amendment. There were 540,576 votes cast "abstain."


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

Exhibit No.       Description

     4 Form of certificate representing Common Stock of the Registrant (incorporated herein by reference to Exhibit 10.15 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1988, Commission File No. 1-9360, filed on April 5, 1989).

     4.1 Revolving Credit and Term Loan Agreement, dated as of July 24, 1996, by and between the Registrant and First Bank National Association.

     4.1(a) Pledge Agreement, dated as of July 24, 1996, by and between the Registrant and First Bank National Association.

     10.1 Management Agreement dated as of January 1, 1995, between the Registrant and Financial Asset Management Corporation (incorporated herein by reference to Exhibit 10.1(b) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1995, Commission File No.
                  1-9360, filed on May 15, 1995).

     10.1(a) Amendment to Management Agreement dated as of January 1, 1996, between the Registrant and Financial Asset Management Corporation (incorporated herein by reference to Exhibit 10.1(a) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1996, Commission File No. 1-9360, filed on May 15, 1996).

     10.1(b) Assignment of Management Agreements dated as of April 1, 1996, between Financial Asset Management Corporation and Financial Asset Management LLC (incorporated herein by reference to Exhibit 10.1(b) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1996, Commission File No. 1-9360, filed on May 15, 1996).

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

     10.5(e) Third Amendment to the Registrant's 1986 Stock Option Plan as restated November 15, 1990, as amended (incorporated herein by reference to Exhibit 10.9(e) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1993, Commission File No. 1-9360, filed on November 15, 1993).

     10.5(f) Fourth Amendment to the Registrant's 1986 Stock Option Plan as restated November 15, 1990, as amended, dated March 11, 1996.

     10.15 Contribution Agreement, dated as of August 20, 1993, by and between the Registrant and Commercial Assets, Inc. (incorporated herein by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1993, Commission File No.
                  1-9360, filed on November 15, 1993).

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


Date:  August 13, 1996                          By   /s/ Paris G. Reece III
                                                    -----------------------
                                                    Paris G. Reece III
                                                    Chief Financial Officer