Form 10-Q
period 1996-09-30
ASSET INVESTORS CORP
filed 1996-11-13
CIK 804138

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

         As  of  October  31,  1996,   24,737,600   shares  of  Asset  Investors
Corporation Common Stock were outstanding.

================================================================================

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS
                                                                            PAGE
PART I.  FINANCIAL INFORMATION:

             Item 1. Condensed Consolidated Financial Statements:

                     Balance Sheets as of September 30, 1996 (unaudited)
                     and December 31, 1995..................................   1

                     Statements of Operations for the three and nine
                     months ended September 30, 1996 and 1995 (unaudited)...   2

                     Statements of Cash Flows for the nine months
                     ended September 30, 1996 and 1995 (unaudited)..........   3

                     Notes to Financial Statements (unaudited)..............   4

             Item 2. Management's Discussion and Analysis of
                     Financial Condition and Results of Operations..........  11

                     Definitions............................................  21

PART II.  OTHER INFORMATION:

             Item 6. Exhibits and Reports on Form 8-K.......................  24


                                      (i)



                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                                September 30,          December 31,
                                                                                     1996                  1995
                                                                                     ----                  ----
                                                                                 (Unaudited)
Assets
   Cash and cash equivalents                                                     $        430          $      5,328
   Non-agency MBS Bonds                                                                62,798                52,753
   Investment in Commercial Assets                                                     19,427                19,225
   Other assets, net                                                                    2,866                 2,347
                                                                                 ------------          ------------

       Total Assets                                                              $     85,521          $     79,653
                                                                                 ============          ============

Liabilities
   Accounts payable and accrued liabilities                                      $        560          $        416
   Dividends payable                                                                    2,355                    --
   Management fees payable                                                                  8                   478
   Short-term borrowings                                                                2,600                    --
                                                                                 ------------          ------------

       Total Liabilities                                                                5,523                   894
                                                                                 ------------          ------------

Stockholders' Equity
   Common  Stock,  par  value  $.01 per  share,  50,000,000  shares  authorized;
     24,737,600 and 24,355,862 shares issued and
     outstanding, respectively                                                            247                   244
   Additional paid-in capital                                                         228,613               227,546

   Cumulative dividends                                                              (236,007)             (229,239)
   Cumulative net income                                                               88,029                80,965
                                                                                 ------------          ------------
     Dividends in excess of net income                                               (147,978)             (148,274)

   Unrealized holding losses on debt securities                                          (884)                 (757)
                                                                                 ------------          ------------

       Total Stockholders' Equity                                                      79,998                78,759
                                                                                 ------------          ------------

       Total Liabilities and Stockholders' Equity                                $     85,521          $     79,653
                                                                                 ============          ============


            See Notes to Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                     September 30,
Ongoing Operations:                                     1996           1995              1996              1995
                                                        ----           ----              ----              ----
   Revenues
      Non-agency MBS bonds                            $   2,860      $   2,644         $   8,525         $   5,866
      Equity in earnings of Commercial Assets               473            476             1,449             1,331
      Other income and expenses, net                         (6)            44               123               298
                                                      ---------      ---------         ---------         ---------
           Total revenues                                 3,327          3,164            10,097             7,495
                                                      ---------      ---------         ---------         ---------

   Expenses
      Management fees                                       466            303             1,268               667
      General and administrative                            261            329               916             1,481
      Elimination of DERs                                    --             --               825                --
      Interest                                               24              6                24                62
                                                      ---------      ---------         ---------         ---------
           Total expenses                                   751            638             3,033             2,210
                                                      ---------      ---------         ---------         ---------

Earnings from ongoing operations                          2,576          2,526             7,064             5,285

Earnings from liquidating operations
                                                             --            189                --             3,307
                                                      ---------      ---------         ---------         ---------

Net income                                            $   2,576      $   2,715         $   7,064         $   8,592
                                                      =========      =========         =========         =========

Net income per share                                  $     .11      $    .11          $     .29         $     .35
                                                      =========      ========          =========         =========

Weighted-average shares outstanding                      24,738         24,294            24,535            24,260

Dividends per share                                   $    .095      $    .090         $    .275         $    .250
                                                      =========      =========         =========         =========



            See Notes to Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                        1996                1995
                                                                                        ----                ----
Cash Flows From Operating Activities
   Net income                                                                       $   7,064           $    8,592
   Adjustments to reconcile net income to net cash flows from operating activities:
     Accretion of discounts on non-agency MBS bonds                                     1,934                  948
     Equity in earnings of Commercial Assets                                           (1,449)              (1,331)
     Issuance of Common Stock for the elimination of DERs                                 825                   --
     Decrease (increase) in other assets                                                   53                 (172)
     Decrease in accounts payable and accrued liabilities                                (209)              (1,300)
     Net gain on sale of assets                                                            --               (2,167)
     Amortization of CMO Ownership Interests                                               --                  907
                                                                                     --------           ----------

   Net Cash Provided By Operating Activities                                            8,218                5,477
                                                                                     --------           ----------

Cash Flows From Investing Activities
   Acquisition of non-agency MBS bonds                                                (14,746)             (20,646)
   Principal collections on non-agency MBS bonds                                        1,996                1,210
   Indemnifications from non-agency MBS bonds                                             354                  503
   Dividends from Commercial Assets                                                       939                1,960
   Principal collections on CMO Ownership Interests                                        --                1,867
   Proceeds from the sale of assets                                                        --               19,520
   Release of restricted cash upon repayment of secured notes payable                      --               15,862
                                                                                    ---------           ----------

   Net Cash (Used By) Provided By Investing Activities                                (11,457)              20,276
                                                                                    ---------           ----------

Cash Flows From Financing Activities
   Dividends paid                                                                      (4,418)              (4,605)
   Increase (decrease) in short-term borrowings, net                                    2,600               (2,758)
   Repayment of secured notes payable                                                      --              (30,592)
   Issuance of Common Stock from the exercise of stock options                            159                   --
                                                                                   ----------           ----------

   Net Cash Used By Financing Activities                                               (1,659)             (37,955)
                                                                                   ----------           ----------

Cash and Cash Equivalents
   Decrease                                                                            (4,898)             (12,202)
   Beginning of period                                                                  5,328               14,961
                                                                                   ----------           ----------

   End of period                                                                   $      430           $    2,759
                                                                                   ==========           ==========


            See Notes to Condensed Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

         Capitalized terms not otherwise defined in the narrative below shall have the meaning indicated in the "Definitions" following "Management's Discussion and Analysis of Financial Condition and Results of Operations."

A.       The Company

         Asset Investors Corporation was incorporated under Maryland law on October 14, 1986. The Common Stock is listed on the New York Stock Exchange under the symbol "AIC." The Company's assets primarily are non-agency MBS bonds and shares of Commercial Assets common stock.

B.       Presentation of Financial Statements

         The Condensed Consolidated Financial Statements of the Company presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1996, and for the periods then ended and for all prior periods presented. These financial statements are condensed and do not include all the information required by GAAP in a full set of financial statements. These financial statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

          In order to maintain its status as a REIT, the Company generally is required, among other things, to distribute annually to its shareowners at least 95% of its REIT income reduced by its NOL carryover. The Company also is required to meet certain asset, income and stock ownership tests.

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

         Statements of Cash Flows - For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and overnight cash investments are considered to be cash and cash equivalents. The Company made interest payments of $14,000 and $903,000 for the nine months ended September 30, 1996 and 1995, respectively.

          Non-cash investing and financing activities for the nine months ended September 30, 1996 and 1995 were as follows (in thousands):

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                           1996             1995
                                                                                           ----             ----

Dividends declared but not yet received from Commercial Assets                          $    580                --

Unrealized holding losses on debt securities                                            $    127                --

Distributions of Common Stock pursuant to DERs                                          $     87            $  191

Distributions of Common Stock as consideration for the elimination of DERs              $    825                --

Dividends declared but not yet paid                                                     $  2,350            $1,460


D.       Non-agency MBS Bonds

         From April 1994 through September 30, 1996, the Company acquired 209 subordinate, non-agency MBS bonds, with an aggregate outstanding principal balance on the date of acquisition of $242,455,000 and an aggregate total cost of $71,940,000. The net carrying value of the Company's non-agency MBS bonds was as follows (dollar amounts in thousands):


                                                                                          Outstanding Balance
                                                                                   September 30,       December 31,
                                                        Price(1)      Coupon(2)        1996                1995
                                                        -----         ------           ----                ----
                                                                                    (Unaudited)
Non-agency MBS bonds backed by:
   30-year fixed-rate mortgage loans                      31.4%         7.2%        $  161,660        $   116,757
   15-year fixed-rate mortgage loans                      37.0          6.6             20,219             16,611
   Adjustable-rate mortgage loans                         24.9          7.5              4,846              4,149
   Lesser quality mortgage loans(3)                       58.9          8.4             11,556             14,083
   Other subordinate, non-agency MBS bonds(4)             27.3          6.9             27,648             28,565
                                                          ----          ---         ----------        -----------
                                                          34.3%         7.2%           225,929            180,165
                                                          ====          ===
Less:
   Allowance for credit losses                                                        (117,609)           (71,365)
   Unamortized discount                                                                (45,522)           (56,446)
                                                                                    ----------        -----------

Amortized cost                                                                          62,798             52,354
Net unrealized holding gains                                                                --                399
                                                                                    ----------        -----------

     Total net book value                                                           $   62,798        $    52,753
                                                                                    ==========        ===========

---------------------------------
1 Weighted-average price as a percentage of the principal balance of the non-agency MBS bonds.
2    Weighted-average coupon of non-agency MBS bonds on September 30, 1996.
3 The Lesser quality mortgage loans, commonly referred to as "B and C" mortgage loans, are adjustable-rate mortgages. The average price of these bond classes is higher because they represent a larger percentage of their respective bond issuances than other non-agency MBS bonds.
4 The non-agency MBS bonds that are backed by "other subordinate, non-agency MBS bonds" are also known as "re-REMICs."

         The Company's non-agency MBS bonds are subject to the risk of default and foreclosure loss from the $43.7 billion principal balance of non-conforming mortgage loans that, on September 30, 1996, backed its bonds. The subordinate non-agency MBS bonds owned by the Company represent, on average, .52% of the bond issuances that are collateralized by these mortgages. The future credit losses for each bond are limited to the outstanding balance of each bond (averaging $1,081,000 at September 30, 1996). Additionally, the Company's economic exposure from its investment in a non-agency MBS bond is limited to the purchase price of the bond (averaging 34.3% of the acquired principal balance at September 30, 1996), less principal payments received.

         The servicers of the mortgage loans that back the Company's non-agency MBS bonds reported to the Company that mortgage loans with an outstanding principal balance of $124,110,000 (0.3% of the total outstanding balance of the mortgage loans) were in foreclosure or REO at September 30, 1996. If a mortgage loan in foreclosure or REO is not cured, and if the proceeds from the property sale are not sufficient to repay the outstanding mortgage and related foreclosure and servicing costs, any losses will be passed on to the Company as the holder of the subordinate non-agency MBS bond. Consequently, the amount of the losses passed on to the holders of the subordinate bonds from the mortgage loans in foreclosure or REO is dependent upon what portion of these mortgages are not cured and the loss severity from a foreclosure sale. The Company performs certain surveillance activities with respect to these loans to attempt to minimize the impact of these two factors. The Company has established an allowance for future credit losses of $117,609,000 at September 30, 1996.

         The allowance for credit losses is: (i) increased or decreased for changes in the Company's expectations of future credit losses; (ii) increased for expectations of future credit losses when a non-agency MBS bond is acquired; and (iii) reduced by actual credit losses allocated to the Company's non-agency MBS bonds. The activity in the allowance for credit losses during the nine months ended September 30, 1996 and 1995 was as follows (in thousands):

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                      1996                1995
                                                                                      ----                ----

Balance at the beginning of the period                                            $   71,365           $  22,075
Additions to the allowance for credit losses on non-agency MBS bonds                  54,982              35,976
Credit losses (net of indemnifications of $354 and $503, respectively)                (8,738)             (1,864)
                                                                                  ----------           ---------

Balance at the end of the period                                                  $  117,609           $  56,187
                                                                                  ==========           =========

E.       Investment in Commercial Assets

         On September 30, 1996, and December 31, 1995, the Company owned 2,761,126 shares (approximately 27%) of the common stock of Commercial Assets, a REIT which owns and manages debt interests backed by loans on multi-family real estate. According to Commercial Assets, the mortgages which comprise the collateral for its CMBS bonds are secured by apartment communities in 36 states. Approximately 26%, 12% and 8% of the mortgage loans are collateralized by properties in Texas, Arizona and Florida, respectively. Presented below is the summarized financial information of Commercial Assets as reported by Commercial Assets (in thousands):


Balance Sheets                                                                   September 30,         December 31,
                                                                                     1996                  1995
                                                                                     ----                  ----
                                                                                 (Unaudited)

CMBS bonds, net of unrealized holding losses                                       $  61,468            $  69,503
Cash and other assets                                                                 12,919                2,087
                                                                                   ---------            ---------

   Total Assets                                                                       74,387               71,590
                                                                                   ---------            ---------

Short-term borrowings                                                                     --                  700
Other liabilities                                                                      2,222                  425
                                                                                   ---------            ---------

   Total Liabilities                                                                   2,222                1,125
                                                                                   ---------            ---------

Stockholders' Equity                                                               $  72,165            $  70,465
                                                                                   =========            =========




Statements of Income                                     Three Months Ended                 Nine Months Ended
     (Unaudited)                                            September 30,                      September 30,
                                                       1996              1995             1996              1995
                                                       ----              ----             ----              ----

CMBS bonds                                           $    2,038        $    2,243       $    7,811        $    6,662
Other revenues                                              129                12              200               182
                                                     ----------        ----------       ----------        ----------
    Total revenues                                        2,167             2,255            8,011             6,844
                                                     ----------        ----------       ----------        ----------

Management fees                                             297               343            1,127               859
General and administrative                                  105               212              549               878
Elimination of dividend equivalent rights                    --                --              966                --
Interest                                                     --                14                5               239
                                                     ----------        ----------       ----------        ----------
    Total expenses                                          402               569            2,647             1,976
                                                     ----------        ----------       ----------        ----------

Net Income                                           $    1,765        $    1,686       $    5,364        $    4,868
                                                     ==========        ==========       ==========        ==========

         According to Commercial Assets, at September 30, 1996, and December 31, 1995, it had $3,302,000 and $4,245,000, respectively, of unrealized holding losses on its CMBS bonds. The Company's share of these unrealized holding losses on CMBS bonds of $884,000 and $1,156,000 at September 30, 1996 and December 31, 1995, respectively, is recorded as a reduction in the carrying value of its investment in Commercial Assets and as a component of stockholders' equity.

F.       Liquidating Operations

         The Company, as of December 31, 1995, had substantially liquidated its investment in CMO Ownership Interests. Revenues and expenses from CMO Ownership Interests during the three and nine months ended September 30, 1995, are reported as liquidating operations. The components of revenues and expenses from CMO Ownership Interests during the three and nine months ended September 30, 1995, are as follows (in thousands):


                                                                 Three Months Ended        Nine Months Ended
                                                                 September 30, 1995        September 30, 1995
                                                                 ------------------        ------------------
Revenues
    CMO Ownership Interests                                           $     83                  $  1,702
    Interest income                                                         --                       225
    Net gain on sale of CMO Ownership Interests                            145                     2,167
                                                                      --------                  --------
       Total revenues                                                      228                     4,094
                                                                      --------                  --------

Expenses
    Management fees                                                         33                       195
    General and administrative                                               6                        28
    Interest                                                                --                       564
                                                                      --------                  --------
       Total expenses                                                       39                       787
                                                                      --------                  --------

Earnings from liquidating operations                                  $    189                  $  3,307
                                                                      ========                  ========

         During the nine months ended September 30, 1995, the Company, as issuer of certain CMO Ownership Interests, exercised the Call Rights on these interests recognizing net gains of $2,153,000. The exercise of Call Rights resulted in the sale of $45,698,000 principal amount of Mortgage Collateral and the early redemption of the related CMO Bonds.

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

G.       Short-Term Borrowings

         On July 19, 1995, the Company obtained a one-year, $1,000,000 unsecured line of credit. The line of credit was renewed for an additional year on July 19, 1996. Advances under this line bear interest at the prime rate. At September 30, 1996, and December 31, 1995, there were no borrowings under this line of credit.

         On July 24, 1996, the Company secured a $10,000,000 revolving credit and term loan agreement with a bank, which, at the election of the Company, may be increased to $15,000,000 at any time prior to January 24, 1997. The revolving portion of the agreement expires on July 23, 1997, and then can be converted to a term loan, amortizing over the following 30 months. The Company is able to select either a fixed or floating interest rate. Borrowings under the agreement are limited by the value of the pledged collateral, which is set at the Company's original purchase price percentage multiplied by the outstanding balance of the bonds. The value of the collateral is not subject to market price fluctuations but is impacted by credit losses and principal repayments. The credit facility is collateralized by a portion of the Company's non-agency MBS bonds with a net carrying value of $19,930,000 at September 30, 1996. At September 30, 1996, $2,600,000 was borrowed under this credit facility at an average effective interest rate of 8.23%. One of the Company's Independent Directors is a member of the Board of Directors of the parent holding company of the bank.

         The Company also has a credit facility that extends through December 23, 1996, secured by certain non-agency MBS bonds. The credit facility is subject to certain financial covenants, with which the Company is in compliance, and bears interest, payable monthly, based on one-month LIBOR. At September 30, 1996, and December 31, 1995, there were no borrowings outstanding under this credit facility.

H.       Other Matters

         The Company has entered into a series of Management Agreements with the Manager which extends through December 31, 1996. Pursuant to the Management Agreements, the Manager advises the Company on its business and oversees its day-to-day operations subject to the supervision of the Company's Board of Directors, the majority of whom are Independent Directors. During the three and nine months ended September 30, 1996, the Company incurred combined Incentive Fees and Base Fees of $275,000 and $732,000, respectively, compared with $214,000 and $505,000, respectively, for the same periods in 1995. The Company also incurred Administrative Fees pursuant to the Management Agreements and certain administration agreements entered into with the Manager in connection with certain of the Company's CMO Ownership Interests and non-agency MBS bonds.

Administrative Fees incurred for the three and nine months ended September 30, 1996, were $191,000 and $536,000, respectively, compared with $205,000 and $766,000, respectively, for the same periods in 1995.

         Prior to April 1, 1996, the Company was managed by an indirect, wholly owned subsidiary of MDC. Effective April 1, 1996, Financial Asset Management LLC assumed the obligations of the Manager under the Management Agreement. From April 1, 1996, through September 30, 1996, Financial Asset Management LLC was
80% owned by two wholly owned subsidiaries of MDC and 20% owned by Spencer I. Browne who was the President and a Director of the Company. On September 30, 1996, MDC acquired Mr. Browne's 20% interest in Financial Asset Management LLC and then sold 100% of the Manager to an investor group lead by Terry Considine and Thomas L. Rhodes. In connection with the sale, Larry A. Mizel resigned as Chairman of the Board of Directors and Spencer I. Browne resigned as President, Chief Executive Officer and a Director of the Company. Terry Considine was elected as Chairman of the Board of Directors and Co-Chief Executive Officer, Thomas L. Rhodes as Vice Chairman of the Board and Co-Chief Executive Officer and Leslie B. Fox as President of the Company. No change has been made to the Management Agreement, and Financial Asset Management LLC will continue its obligations under the Management Agreement.

         The Company had a net operating loss carryover of approximately $98,000,000 at September 30, 1996, which could be used to reduce the Company's requirement under the Code to distribute at least 95% of REIT income. As of September 30, 1996, the Company also had a capital loss carryover of approximately $35,000,000 which expires beginning in 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Capitalized terms not otherwise defined in the narrative below shall have the meaning indicated in the "Definitions" which may be found at the end of this report.

         Asset Investors Corporation is a real estate investment trust (REIT) that was incorporated under Maryland law in 1986. Its shares of Common Stock are listed on the New York Stock Exchange under the symbol "AIC." Asset Investors owns and manages debt interests in residential mortgage loan securitizations (non-agency MBS bonds) and owns approximately 27% of the common stock of Commercial Assets, Inc. which is a REIT listed on the American Stock Exchange under the symbol "CAX."

         The Company's asset acquisition and other policies are determined by its Board of Directors. The Company's By-laws require that a majority of the Board of Directors and each committee thereof be comprised of Independent Directors.

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

         Prior to April 1, 1996, the Company was managed by an indirect, wholly owned subsidiary of MDC. Effective April 1, 1996, Financial Asset Management LLC assumed the obligations of the Manager under the Management Agreement. From April 1, 1996, through September 30, 1996, Financial Asset Management LLC was
80% owned by two wholly owned subsidiaries of MDC and 20% owned by Spencer I. Browne who was the President and a Director of the Company. On September 30, 1996, MDC acquired Mr. Browne's 20% interest in Financial Asset Management LLC and then sold 100% of the Manager to an investor group lead by Terry Considine and Thomas L. Rhodes. In connection with the sale, Larry A. Mizel resigned as Chairman of the Board of Directors and Spencer I. Browne resigned as President, Chief Executive Officer and a Director of the Company. Terry Considine was elected as Chairman of the Board of Directors and Co-Chief Executive Officer, Thomas L. Rhodes as Vice Chairman of the Board and Co-Chief Executive Officer and Leslie B. Fox as President of the Company. No change has been made to the Management Agreement, and Financial Asset Management LLC will continue its obligations under the Management Agreement.

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

         The Company has acquired its subordinate, unrated non-agency MBS bonds at a 70% to 80% discount from the principal amount of the bond. As with any "deep-discount" bond, the Company's non-agency MBS bonds generate non-cash or "phantom" income from the amortization of the purchase discount. Because REITs must distribute at least 95% of their REIT income (and generally distribute

100%, because undistributed REIT income is subject to income tax) to maintain their favorable tax status, most REITs would have to issue additional capital, sell assets or find some other way to provide funds to distribute at least 95% of this non-cash, phantom income.

         At September 30, 1996, the Company had an available NOL carryover of approximately $98,000,000. The Company uses its NOL carryover to reduce its requirement to distribute REIT income, including the non-cash, phantom income which results from the amortization of the purchase discount. Because of its NOL carryover, the Company is able to use the cash flow that otherwise would be required to be distributed as dividends to increase its earnings and cash flow by acquiring additional assets, while maintaining high dividend yields for the Company's shareowners. The Company believes that its NOL carryover gives it a unique competitive advantage in acquiring "deep-discount," non-agency MBS bonds.

         The Company generated $14,107,000 in cash from operations (net of expenses) during the nine months ended September 30, 1996, of which $6,768,000, or 48%, was declared distributions to shareowners, and the remaining $7,339,000, or 52%, was available for additional acquisitions. The Company's Board of Directors and management determine the amount of the net cash flow to use to pay dividends and to acquire additional assets. The Company's REIT income for the nine months ended September 30, 1996, was $9,932,000. Without the use of its NOL carryover, and based upon REIT income for the first nine months of 1996, the Company would have been required by the Code to: (i) distribute at least $9,435,000 (95% of REIT income) in dividends to maintain its REIT status; and
(ii) pay taxes on the remaining 5% of REIT income.

         The Company acquired 50 non-agency MBS bonds with an aggregate outstanding balance on the date of acquisition of $56,533,000 during the first nine months of 1996. These non-agency MBS bonds were acquired at a total cost of $14,746,000, a weighted-average acquisition price of 27.8%, and with a weighted-average pass-through coupon interest rate of 7.3%.

         The Company's subordinate non-agency MBS bonds have significant credit risk. Non-agency MBS bonds are collateralized by mortgage loans that do not meet GNMA, FNMA or FHLMC guarantee standards, typically because the mortgage loans exceed agency size limits (currently $207,000) or because the borrower does not meet other agency credit underwriting criteria (a "non-conforming mortgage loan"). The Company generally acquires the subordinate class of the non-agency MBS bond which bears the first losses from the related Mortgage Collateral. If a borrower defaults on a mortgage loan which backs a non-agency MBS bond and the proceeds from the foreclosure sale of the property securing the mortgage loan are less than the unpaid balance of the mortgage, Foreclosure Costs and servicer advances, the Company, as the holder of the first-loss class, will suffer a loss. The loss would be equal to the unpaid principal balance of the mortgage loan plus Foreclosure Costs and servicer advances, net of proceeds from the property sale, mortgage insurance and loss indemnifications, if any. Conversely, the holder of an agency-guaranteed mortgage loan virtually is assured of full payment of principal and interest because of the agency guarantee.

         The Public Securities Association has defined a standardized benchmark curve, known as the SDA model, which represents an assumed rate of default each month relative to the then outstanding performing principal balance of the non-conforming mortgage loan pools comprising the Mortgage Collateral. The SDA model reflects the historical fact that defaults on non-conforming mortgage loan pools generally occur with greater frequency in years three through five.

         The SDA model is one of the primary factors used by the Company in determining its allowance for credit losses. Projections of losses on the

Company's bonds indicated that losses were anticipated to increase by $6,500,000 for the nine months ended September 30, 1996, as compared to the same period in 1995. This projected increase is due to acquisitions of additional non-agency MBS bonds and the aging of existing bonds. The actual increase in losses for the nine months ended September 30, 1996, as compared to the same period in 1995 was $6,874,000.

                       RESULTS OF OPERATIONS FOR THE THREE
                AND NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995

         The table below summarizes the Company's results of operations during the three and nine months ended September 30, 1996 and 1995 (in thousands, except per share data):

                                                                   Three Months Ended           Nine Months Ended
                                                                      September 30,               September 30,
                                                                   1996          1995          1996          1995
                                                                   ----          ----          ----          ----
Ongoing Operations:
    Revenues
      Non-agency MBS bonds                                      $   2,860      $   2,644     $  8,525     $  5,866
      Equity in earnings of Commercial Assets                         473            476        1,449        1,331
      Other income and expenses, net                                   (6)            44          123          298
                                                                ---------      ---------     --------     --------
                                                                    3,327          3,164       10,097        7,495
                                                                ---------      ---------     --------     --------
    Expenses
      Management fees                                                 466            303        1,268          667
      General and administrative                                      261            329          916        1,481
      Elimination of DERs                                              --             --          825           --
      Interest                                                         24              6           24           62
                                                                ---------      ---------     --------     --------
                                                                      751            638        3,033        2,210
                                                                ---------      ---------     --------     --------

    Earnings from ongoing operations                                2,576          2,526        7,064        5,285

    Earnings from liquidating operations                               --            189           --        3,307
                                                                ---------      ---------     --------     --------

Book income                                                     $   2,576      $   2,715     $  7,064     $  8,592
                                                                =========      =========     ========     ========

Earnings from ongoing operations per share                      $     .11      $     .10     $    .29     $    .22
Earnings from liquidating operations per share                         --            .01           --          .13
                                                                ---------      ---------     --------     --------
Book income per share                                           $     .11      $     .11     $    .29     $    .35
                                                                =========      =========     ========     ========

REIT Income (Loss):
    Ongoing operations                                          $   3,686      $   3,883     $ 10,902     $  8,780
    Liquidating operations                                           (374)          (253)        (970)      (5,793)
                                                                ---------      ---------     --------     --------

REIT income                                                     $   3,312      $   3,630     $  9,932     $  2,987
                                                                =========      =========     ========     ========
REIT income per share                                           $     .13      $     .15     $    .40     $    .12
                                                                =========      =========     ========     ========

Dividends                                                       $   2,350      $   2,186     $  6,768     $  6,065
                                                                =========      =========     ========     ========
Dividends per share                                             $    .095      $    .090     $   .275     $   .250
                                                                =========      =========     ========     ========

Weighted-average shares outstanding                                24,738         24,294       24,535       24,260


Book Income

         Non-agency MBS Bonds - Book income from the Company's non-agency MBS bonds increased during the three and nine months ended September 30, 1996, compared with the same periods in 1995 primarily due to the acquisition of 61 non-agency MBS bonds during the last quarter of 1995 through the first nine months of 1996 with an outstanding principal balance of $71,190,000 and a weighted-average coupon at September 30, 1996, of 7.3%.

         The effective book yield on the Company's non-agency MBS bonds has increased during the nine months ended September 30, 1996, compared with the same period in the prior year, from 17.9% to 18.6%, primarily due to the decrease in the weighted-average purchase price of the non-agency MBS bonds from 36.5% at September 30, 1995, to 34.3% at September 30, 1996. Also, the weighted-average coupon on the non-agency MBS bonds increased from 7.0% at September 30, 1995, to 7.2% at September 30, 1996.

         However, the lower prices and higher coupons have been offset by higher estimates of future credit losses, in particular for non-agency MBS bonds collateralized by mortgages originated in 1995 and 1996. As a result, the book yields of non-agency MBS bonds acquired in the second half of 1995 and in 1996 have been lower than for previously acquired non-agency MBS bonds. Accordingly, the effective book yield on the Company's non-agency MBS bonds during the three months ended September 30, 1996, was 17.7%, or 380 basis points lower than the same period in 1995 and 140 basis points lower than the three months ended June 30, 1996. Additionally, the actual credit losses on the Company's non-agency MBS bonds backed by B and C credit quality mortgages (representing 6.3% of the market value of the Company's non-agency MBS bonds at September 30, 1996) have been higher than our original estimates. Effective July 1, 1996, the revenue recognition rate on these bonds was reduced, resulting in earnings from these bonds being $60,000 less in the third quarter of 1996 than in the second quarter of 1996.

         The Company's non-agency MBS bonds are subject to the risk of default and foreclosure loss from the $43.7 billion principal balance of non-conforming mortgage loans that, at September 30, 1996, backed its bonds. The subordinate non-agency MBS bonds owned by the Company represent, on average, .52% of the bond issuances that are collateralized by these mortgages. The future credit losses for each bond are limited to the outstanding balance of each bond (averaging $1,081,000 at September 30, 1996). Additionally, the Company's economic exposure from its investment in a non-agency MBS bond is limited to the purchase price of the bond (averaging 34.3% of the acquired principal balance at September 30, 1996), less principal payments received.

         The servicers of the mortgage loans that back the Company's non-agency MBS bonds reported to the Company that mortgage loans with an outstanding principal balance of $124,110,000 (0.3% of the total outstanding balance of the mortgage loans) were in foreclosure or REO at September 30, 1996. If a mortgage loan in foreclosure or REO is not cured, and if the proceeds from the property sale are not sufficient to repay the outstanding mortgage and related foreclosure and servicing costs, any losses will be passed on to the Company as the holder of the subordinate non-agency MBS bond. Consequently, the amount of the losses passed on to the holders of the subordinate bonds from the mortgage loans in foreclosure or REO is dependent upon what portion of these mortgages are not cured and the loss severity from a foreclosure sale. The Company performs certain surveillance activities with respect to these loans to attempt to minimize the impact of these two factors. The Company has established an allowance for future credit losses of $117,609,000 at September 30, 1996, which it believes is sufficient to cover future credit losses from the subordinate non-agency MBS bonds. See "FORWARD LOOKING INFORMATION" below.

         For the nine months ended September 30, 1996 and 1995, the principal amount of credit losses on the Company's non-agency MBS bonds was $8,773,000 and $2,241,000, respectively. The credit losses and indemnifications allocated to the Company's non-agency MBS bonds resulted in a net economic loss to the Company of $2,294,000 for the nine months ended September 30, 1996, and $402,000 for the nine months ended September 30, 1995. The significant increase in credit losses allocated to the Company is due to: (i) the acquisition of $71,900,000 of principal amount of bonds during the year ended September 30, 1996; and (ii) as mortgages mature, in particular during their first five years, the defaults and the resulting credit losses are expected to increase.

         The Company believes that the increase in credit losses from the Company's non-agency MBS bonds is consistent with the Public Securities Association SDA model, which is one of the primary factors used by the Company in determining its allowance for credit losses. The SDA model assumes that defaults on mortgage loan pools are generally highest during years three through five of the life of the mortgage loan pools. Most of the mortgage loan pools that collateralize the Company's subordinate non-agency MBS bonds were originated in 1993 through 1995 and have just begun to reach the years during which defaults are anticipated to be at their highest.

         As a result of acquisitions of non-agency MBS bonds over the past year and the expected growth of mortgage loan defaults as a mortgage matures (per the Public Securities Association SDA model), the Company had expected its allocated credit losses during the nine months ended September 30, 1996, to be significantly higher than those for the same period in the prior year. Projections of losses on the Company's bonds indicated that losses were anticipated to increase by $6,500,000 for the nine months ended September 30, 1996, as compared to the same period in 1995. The actual increase in losses for the nine months ended September 30, 1996, as compared to the same period in 1995 was $6,874,000.

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

         Commercial Assets - Income from the Company's shares of Commercial Assets (which, for book income purposes, is based on the Company's pro rata share of Commercial Assets' book income) for the three and nine months ended September 30, 1996, was $473,000 and $1,449,000, respectively, compared with $476,000 and $1,331,000, respectively, for the same periods in 1995. The increase in income from Commercial Assets for the nine months is primarily due to the early redemption of two bonds in May 1996 offset by a one-time, non-cash charge resulting from the issuance of 157,413 shares of Commercial Assets common stock for the elimination of dividend equivalent rights under its stock option plan. At September 30, 1996, and December 31, 1995, the CMBS bonds held by Commercial Assets had outstanding principal balances of $89,407,000 and $100,368,000, respectively, and weighted-average coupons of 8.16% and 8.24%, respectively. The decrease in the outstanding principal balance and weighted-average coupon of the CMBS bonds from December 31, 1995, to September 30, 1996, was primarily the result of the early bond redemptions in May 1996.

         According to Commercial Assets, at September 30, 1996, and December 31, 1995, it had $3,302,000 and $4,245,000, respectively, of unrealized holding losses on its CMBS bonds. The Company's share of these unrealized holding losses, $884,000 and $1,156,000 as of September 30, 1996 and December 31, 1995,
respectively, was recorded as a reduction in the carrying value of its investment in Commercial Assets and as a component of stockholders' equity.

         Other Income and Expenses, Net - Other income and expenses, net decreased during the three and nine months ended September 30, 1996, compared with the same period in 1995 primarily because the Company has used its available cash to acquire non-agency MBS bonds.

         Management Fees - Management fees increased during the three and nine months ended September 30, 1996, compared with the same period in 1995 due to:
(i) higher Administrative Fees as a result of acquisitions of non-agency MBS bonds during 1995 and the first nine months of 1996; (ii) a change in the method of calculating Incentive Fees pursuant to the terms of an amendment to the Management Agreement dated January 1, 1996; and (iii) a decrease in the average Ten-Year U.S. Treasury Rate during the nine months ended September 30, 1996, from the same period in 1995, by 33 basis points which had the effect of lowering the threshold above which the Incentive Fees are paid.

         Prior to April 1, 1996, the Company was managed by an indirect, wholly owned subsidiary of MDC. Effective April 1, 1996, Financial Asset Management LLC assumed the obligations of the Manager under the Management Agreement. From April 1, 1996, through September 30, 1996, Financial Asset Management LLC was
80% owned by two wholly owned subsidiaries of MDC and 20% owned by Spencer I. Browne who was the President and a Director of the Company. On September 30, 1996, MDC acquired Mr. Browne's 20% interest in Financial Asset Management LLC and then sold 100% of the Manager to an investor group lead by Terry Considine and Thomas L. Rhodes. In connection with the sale, Larry A. Mizel resigned as Chairman of the Board of Directors and Spencer I. Browne resigned as President, Chief Executive Officer and a Director of the Company. Terry Considine was elected as Chairman of the Board of Directors and Co-Chief Executive Officer, Thomas L. Rhodes as Vice Chairman of the Board and Co-Chief Executive Officer and Leslie B. Fox as President of the Company. No change has been made to the Management Agreement, and Financial Asset Management LLC will continue its obligations under the Management Agreement.

         General and Administrative Expenses - General and administrative expenses decreased during the three and nine months ended September 30, 1996, compared with the same periods in 1995 due primarily to the elimination of DER expense in the second quarter of 1996, reductions in legal and consulting fees, and lower costs associated with the Company's annual report.

         Elimination of DERs - The nine months ended September 30, 1996, included a one-time, non-cash expense from the issuance of Common Stock pursuant to an amendment to the Stock Option Plan which eliminated the future accrual of DERs on outstanding stock options. At their annual meeting in May 1996, the Company's shareowners approved an amendment to the Stock Option Plan which permitted the Company to issue shares of Common Stock to the holders of options who voluntarily relinquished their right to receive DERs in the future. The issuance of Common Stock in exchange for the right to receive DERs in the future resulted in a one-time, non-cash charge to second quarter 1996 earnings of $825,000 and the issuance of 244,391 shares of Common Stock. The effect of the amendment will be to reduce general and administrative expenses from the accrual of DERs from options granted under the Stock Option Plan. General and administrative expenses related to DERs totaled $337,000 in 1995.

         Interest Expense - Interest expense on the Company's borrowing facilities increased during the three months ended September 30, 1996, compared with the same period in 1995, reflecting higher interest rates on borrowings and the increase in the average daily balance to $952,000 from $475,000. Interest expense decreased for the nine months ended September 30, 1996, compared with the same period in 1995, reflecting the decrease in the average daily balance to $336,000 from $1,146,000, offset in part by higher interest rates.

         Liquidating Operations - In 1993, the Company began to liquidate its CMO Ownership Interests and acquire credit-sensitive non-agency MBS bonds and shares of Commercial Assets. Accordingly, the Company had classified as liquidating operations its revenues from CMO Ownership Interests along with expenses directly allocable to the CMO Ownership Interests. As of December 31, 1995, the Company had substantially liquidated all of its CMO Ownership Interests. Earnings from liquidating operations during the three and nine months ended September 30, 1995, were comprised of the following (in thousands):

                                                                  Three Months Ended            Nine Months Ended
                                                                  September 30, 1995            September 30, 1995
                                                                  ------------------            ------------------
Revenues
    CMO Ownership Interests                                            $    83                       $ 1,702
    Interest income                                                         --                           225
    Net gain on sale of CMO Ownership Interests                            145                         2,167
                                                                       -------                       -------
       Total revenues                                                      228                         4,094
                                                                       -------                       -------

Expenses
    Management fees                                                         33                           195
    General and administrative                                               6                            28
    Interest                                                                --                           564
                                                                       -------                       -------
       Total expenses                                                       39                           787
                                                                       -------                       -------

Earnings from liquidating operations                                   $   189                       $ 3,307
                                                                       =======                       =======

         Earnings from CMO Ownership Interests during the three and nine months ended September 30, 1995, were from the $22,490,000 net carrying amount of CMO Ownership Interests at December 31, 1994. These CMO Ownership Interests were liquidated throughout 1995.

         During the nine months ended September 30, 1995, the Company exercised Call Rights on certain CMO Ownership Interests resulting in gains of $2,153,000. The exercise of these Call Rights reduced the outstanding principal amount of the Company's Mortgage Collateral by $45,698,000.

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

         Interest income from liquidating operations during the nine months ended September 30, 1995, was earned primarily from restricted cash for the secured notes payable. The restricted cash was used to repay the secured notes on March 30, 1995. Interest expense from liquidating operations during the nine months ended September 30, 1995, was principally from the $30,592,000 of secured notes payable which were repaid during the first quarter of 1995.

REIT Income

         The Company's REIT income from ongoing operations during the nine months ended September 30, 1996, increased $2,122,000 to $10,902,000 over the same period in 1995 due to $3,510,000 of higher REIT earnings from non-agency MBS bonds, partially offset by the cost to eliminate DERs and lower dividend income due to the timing of Commercial Assets' third quarter dividend.

         The Company's REIT losses from liquidating operations for the nine months ended September 30, 1996, were $970,000, significantly less than the same period in 1995 primarily due to sales during 1995 of the CMO Ownership Interests that were generating REIT losses.

NOL and Capital Loss Carryovers

         At September 30, 1996, the Company's NOL carryover was approximately $98,000,000 and its capital loss carryover was approximately $35,000,000. The NOL carryover may be used to offset all or a portion of the Company's REIT income, and as a result, to reduce the amount of income that the Company must distribute to shareowners to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire between 1998 and 2000.

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

Dividend Distributions

         On September 19, 1996, the Company declared a third quarter dividend of $2,350,000 or $.095 per share, compared with $2,186,000, or $.090 per share, for the same period in 1995. The 1996 third quarter dividend was paid on October 10, 1996, to shareowners of record on September 30, 1996. For the nine months ended September 30, 1996 and 1995, the Company declared dividends of $6,768,000 ($.275 per share) and $6,065,000 ($.250 per share), respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company has used its cash flow from operating activities and other capital resources to provide working capital to support its operations, for the payment of dividends to its shareowners and for the acquisition of assets.

         The table below summarizes the Company's operating cash flows and uses of those cash flows for the nine months ended September 30, 1996 and 1995 (in thousands):


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                           1996            1995
                                                                                           ----            ----
Cash Generated by (Used in) Ongoing Operations:
    Non-agency MBS bonds:
       Interest                                                                        $   10,459       $    6,814
       Principal                                                                            1,996            1,210
       Indemnifications                                                                       354              503
    Dividends from Commercial Assets                                                          939            1,960
    Borrowings (repayment) of short-term debt                                               2,600           (2,758)

Cash Generated by (Used in) Liquidating Operations:
    CMO Ownership Interests                                                                    --            4,476
    Release of restricted cash upon repayment of secured notes payable                         --           15,862
    Sale of assets                                                                             --           19,520
    Repayment of secured notes payable                                                         --          (30,592)

Total Expenses, Net of Interest Income and Other                                           (2,241)          (3,946)
                                                                                       ----------       ----------

Cash Generated by Operations                                                           $   14,107       $   13,049
                                                                                       ==========       ==========

Other Sources and (Uses):
    Issuances of Common Stock from exercise of stock options                           $      159       $       --
                                                                                       ==========       ==========

    Dividends paid                                                                     $   (4,418)      $(   4,605)
                                                                                       ==========       ==========

    Acquisitions of non-agency MBS bonds                                               $  (14,746)      $(  20,646)
                                                                                       ==========       ==========


         The Company's cash from ongoing operations continues to increase due to acquisitions of non-agency MBS bonds. The Company received no cash from liquidating operations in 1996 because the process of liquidating the Company's CMO Ownership Interests was completed as of December 31, 1995.

         On July 19, 1995, the Company obtained a one-year, $1,000,000 unsecured line of credit. The line of credit was renewed for an additional year on July 19, 1996. Advances under this line bear interest at the prime rate. At September 30, 1996, and December 31, 1995, there were no borrowings under this line of credit.

         On July 24, 1996, the Company secured a $10,000,000 revolving credit and term loan agreement with First Bank National Association, which, at the election of the Company, may be increased to $15,000,000 at any time prior to January 24, 1997. The revolving portion of the agreement expires on July 23, 1997, and then can be converted to a term loan, amortizing over the following 30 months. The Company is able to select either a fixed or floating interest rate. Borrowings under the facility are limited by the value of the pledged collateral, which is set at the Company's original purchase price percentage multiplied by the outstanding balance of the bonds. The value of the collateral is not subject to market price fluctuations but is impacted by credit losses and principal repayments. The credit facility is collateralized by non-agency MBS bonds with a net carrying value of $19,930,000 at September 30, 1996. At September 30, 1996, $2,600,000 was outstanding on this facility. One of the Company's Independent Directors is a member of the Board of Directors of the parent holding company of the bank.

         The Company also has a credit facility that extends through December 23, 1996, secured by certain non-agency MBS bonds. The credit facility is subject to certain financial covenants, with which the Company is in compliance, and bears interest, payable monthly, based on one-month LIBOR. At September 30, 1996, and December 31, 1995, there were no borrowings outstanding under this credit facility.

         The future cash expected to be generated by the Company's non-agency MBS bonds is reduced by the credit losses allocated to the bonds. The amount of defaults and resulting credit losses on the Company's non-agency MBS bonds may be impacted adversely by natural disasters not generally insured against by a standard homeowners insurance policy (e.g., floods, earthquakes, etc.) in geographic areas in which residential properties that collateralize the Company's non-agency MBS bonds are located. The Company is unable to predict the impact natural disasters may have on the Company's income. The Company has provided $117,609,000 of allowances for credit losses at September 30, 1996, to absorb future credit losses, including losses from natural disasters not covered by standard homeowner policies. See "FORWARD LOOKING INFORMATION" below.

         The Company's NOL carryover allows it to use internally generated cash flow to acquire additional non-agency MBS bonds while maintaining high dividend yields for the Company's shareowners. The Company had available cash of $5,328,000 at December 31, 1995, generated cash from ongoing operations of $14,107,000 during the nine months ended September 30, 1996, and borrowed $2,600,000 on the revolving credit and term loan agreement, enabling the Company to acquire 50 non-agency MBS bonds for $14,746,000. The Company also declared $6,768,000 ($.275 per share) in dividends during the first nine months of 1996.

         In the next few months, the management and the Board of Directors of the Company will evaluate its existing structure and strategy and consider whether changes are warranted. The goal of management and the Board of Directors is to invest in assets with the greatest risk-adjusted rates of return. A change in the Company's existing portfolio may impact the future dividends of the Company. See "FORWARD LOOKING INFORMATION" below.

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

CMO Ownership Interests - Ownership interests in collateralized mortgage obligations. CMOs are multi-class issuances of bonds which are secured and funded as to the payment of interest and repayment of principal by a specific group of mortgage loans, mortgage-backed certificates or other collateral.

Code - The Internal Revenue Code of 1986, as amended.

Commercial Assets - Commercial Assets, Inc., (AMEX: CAX) a publicly traded REIT formed by the Company in August 1993, incorporated under Maryland law.

Commission - The Securities and Exchange Commission.

Common Stock - Asset Investors Corporation common stock, par value $.01 per share, listed on the New York Stock Exchange, Inc. under the symbol "AIC."

Company - Asset Investors Corporation, a Maryland corporation.

DERs - Dividend equivalent rights as defined in the 1986 Stock Option Plan, as amended. Prior to adoption of an amendment to the Stock Option Plan that eliminated DERs in May 1996, option holders earned shares of Common Stock equal to the value of dividends received as if the options were outstanding shares of Common Stock.

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

Lesser quality mortgage loans - Mortgage loans made to borrowers who have credit histories of a lower overall quality than most borrowers, generally resulting from previous repayment difficulties, brief job histories, previous bankruptcies or other causes. Also referred to as B and C credit quality mortgage loans.

LIBOR - The London Interbank Offered Rate on Eurodollar deposits.

Management Agreement - The one-year management agreement entered into between the Company and the Manager.

Manager - As of April 1, 1996, Financial Asset Management LLC, a Colorado limited liability corporation succeeded Financial Asset Management Corporation, the previous Manager of the Company and an indirect, wholly owned subsidiary of MDC.

MDC - M.D.C. Holdings, Inc., a Delaware corporation which organized the Company in 1986, but as of September 30, 1996, was no longer affiliated with the management of the Company or the Manager.

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

Standard Default Assumption (SDA) - A standardized benchmark default curve developed by the Public Securities Association used for the measurement of the rates of default on mortgage loan pools.

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

     4.1 Revolving Credit and Term Loan Agreement, dated as of July 24, 1996, by and between the Registrant and First Bank National Association (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1996, Commission File No. 1-9360, filed on August 14, 1996).

     4.1(a) Pledge Agreement, dated as of July 24, 1996, by and between the Registrant and First Bank National Association (incorporated herein by reference to Exhibit 4.1(a) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1996, Commission File No.
                  1-9360, filed on August 14, 1996).

     10.1 Management Agreement dated as of January 1, 1995, between the Registrant and Financial Asset Management Corporation (incorporated herein by reference to Exhibit 10.1(b) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 1995, Commission File No. 1-9360, filed on May 15, 1995).

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

     10.5(f) Fourth Amendment to the Registrant's 1986 Stock Option Plan as restated November 15, 1990, as amended, dated March 11, 1996 (incorporated herein by reference to Exhibit 10. 5(f) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1996, Commission File No. 1-9360, filed on August 14, 1996).

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

                                                ASSET INVESTORS CORPORATION
                                                (Registrant)


Date:  November 12, 1996                        By /s/Kevin J. Nystrom
                                                -----------------------------
                                                    Kevin J. Nystrom
                                                    Chief Financial Officer