Form 10-K
period 1996-12-31
ASSET INVESTORS CORP
filed 1997-03-31
CIK 804138

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark one)

    X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                                       OR


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-9360

                           ASSET INVESTORS CORPORATION
             (Exact name of registrant as specified in its charter)

                    Maryland                         84-1038736
        (State or other jurisdiction of            (IRS Employer
         incorporation or organization)         Identification No.)

     3600 South Yosemite Street, Suite 350            80237
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1997, 24,843,345 shares of Asset Investors Corporation Common Stock were outstanding, and the aggregate market value of the shares (based upon the closing price of the common stock on that date as reported on the New York Stock Exchange, Inc.) held by non-affiliates was approximately $80,000,000.


================================================================================

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                                    FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS



Part I                                                                      PAGE
ITEM 1.    BUSINESS
           (a)    General Development of Business...........................   1
           (b)    Narrative Description of Business.........................   2
ITEM 2.    PROPERTIES.......................................................   9
ITEM 3.    LEGAL PROCEEDINGS................................................   9
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
           HOLDERS..........................................................   9

Part II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
           RELATED SHAREOWNER MATTERS.......................................  10
ITEM 6.    SELECTED FINANCIAL DATA..........................................  10
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................  12
ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND
           SUPPLEMENTARY DATA............................................... F-1
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................  21

Part III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE
           REGISTRANT.......................................................  21
ITEM 11.   EXECUTIVE COMPENSATION...........................................  23
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT............................................  26
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  27

Part IV
ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K..........................................  28

SIGNATURES..................................................................  32


                                      (i)

                                     PART I

Item 1.  BUSINESS.

         (a)      General Development of Business.

         Asset Investors Corporation (the "Company") is a real estate investment trust ("REIT") that was incorporated under Maryland law in 1986. Its shares of Common Stock, par value $.01 per share, are listed on the New York Stock Exchange ("NYSE") under the symbol "AIC." As of December 31, 1996, the Company owned debt interests in residential mortgage loan securitizations collateralized by pools of non-conforming (non-agency guaranteed) single-family (one- to four-unit) mortgage loans ("non-agency MBS bonds") and owned 27% of the common stock of Commercial Assets, Inc. (American Stock Exchange, Inc.: CAX) ("Commercial Assets"). Commercial Assets is a publicly-traded REIT formed by the Company in August 1993 under Maryland law.

         The Company operates in a manner that permits it to qualify for the income tax treatment accorded to a REIT as defined under the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the Company's taxable income ("REIT income") is not subject to state or federal income tax at the corporate level. In order to maintain its REIT status, the Company is required, among other things, to distribute annually (as determined under the Code) to its shareowners at least 95% of its REIT income, prior to the "dividends paid deduction," and to meet certain asset, income and stock ownership tests.

         The Company's asset acquisition and other policies are determined by its Board of Directors. The Company's By-laws, as amended, require that a specified number of the Board of Directors and each committee thereof be comprised of persons constituting Independent Directors. Pursuant to the Company's By-laws, an Independent Director is a person "who is not affiliated, directly or indirectly, with the person or entity responsible for directing or performing the day-to-day business affairs of the corporation (the "advisor"), including a person or entity to which the advisor subcontracts substantially all of such functions, whether by ownership of, ownership interest in, employment by, any material business or professional relationship with, or by serving as an officer of the advisor or an affiliated business entity of the advisor."

         The Company's day-to-day operations are performed by Financial Asset Management LLC (the "Manager"), pursuant to a management agreement (the "Management Agreement") which is extended annually subject to the approval of a majority of the Independent Directors. The Manager is subject to the supervision of the Board of Directors. As part of its duties, the Manager presents the Company with asset acquisition opportunities consistent with the policies and objectives of the Company and furnishes the Board of Directors with information concerning the acquisition, holding and disposition of assets. The Company has no employees. Certain employees of the Manager have been designated as officers of the Company.

         Multi-Step Plan to Maximize Shareowner Value - In February 1997, the Board of Directors adopted a multi-step plan (the "1997 Plan") to restructure the Company's asset base and redeploy its assets in order to reduce risk associated with the Company's non-agency MBS bond portfolio and maximize long-term, risk-adjusted returns to shareholders. Under the first step of the 1997 Plan, the Company expects to contribute its portfolio of non-agency MBS bonds into a structured transaction in which the Company will retain a small equity interest. The Company plans to reinvest the cash proceeds from the structured transaction in real estate, a step which would likely reduce its return on assets from 1996 levels, shift the Company's strategic emphasis to achieving capital appreciation, and also reduce the risk borne by the Company in its portfolio.

         In addition, the 1997 Plan anticipates converting the Company to an umbrella partnership real estate investment trust ("UPREIT"). The Company would contribute certain of the Company's assets to an operating partnership while retaining the general partner's interest. The Company anticipates that the operating partnership will facilitate the future acquisition of real estate.

         The 1997 Plan also provides for consideration of the Company's acquisition of its Manager, a step which would result in the Company becoming self-managed and fully integrated. A special committee of Independent Directors has been established to evaluate this acquisition.

         (b)      Narrative Description of Business.

         The Company seeks to: (i) generate cash flow in order to make distributions to its shareowners; (ii) enable its shareowners to participate in the market for real estate assets; and (iii) enhance stockholders' equity. There can be no assurance that the Company will achieve any or all of these objectives.

         The discussion below describes the principal categories of assets which the Company owned at December 31, 1996.

         Non-Agency MBS Bonds - In late April 1994, the Company began acquiring unrated credit support debt interests in non-conforming residential mortgage loan securitizations known as "non-agency MBS bonds." Residential mortgage loan securitization is the process of accumulating a specific group of mortgage loans on residential (one- to four-unit) properties and structuring the monthly principal and interest payments received from the owners of the properties securing these mortgage loans into new multi-class debt instruments.

         Non-agency MBS bonds are collateralized by mortgage loans that do not meet Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation
("FHLMC") guarantee standards, typically because the mortgage loans are so called "jumbo" loans that exceed agency size limits (e.g., currently $214,600) or because the borrower does not meet other agency credit underwriting criteria (a "non-conforming mortgage loan"). If a borrower defaults on a mortgage loan which is pledged as collateral for a residential mortgage loan securitization and the proceeds of the foreclosure sale of the property securing the mortgage loan are less than the unpaid balance of the mortgage, "foreclosure costs" (necessary repair and maintenance costs during the foreclosure period, brokerage fees, legal fees, taxes and insurance, net of proceeds from mortgage insurance, if any) and interest advances, the holder of the non-conforming mortgage loan suffers a loss. The loss would equal the unpaid principal balance plus foreclosure costs and interest advances, net of proceeds from the foreclosure sale and loss indemnifications, if any. Conversely, the holder of an agency-guaranteed mortgage loan virtually is assured of full payment of principal and interest because of the agency guarantee.

         Because of credit risk, a securitization of non-conforming mortgage loans requires some form of credit enhancement. One type of credit enhancement commonly provided is through a "senior-subordinate" structure, where the subordinate classes (or tranches) of the non-conforming residential mortgage loan securitization provide credit protection to the senior classes by absorbing the first losses from loan defaults or foreclosures. Based on the structure of the non-conforming mortgage loan securitization, the cash flow (principal and interest) from the non-conforming mortgage loans is allocated first to the senior bond classes and then to the subordinated bond classes. The senior class consists of securities that may be rated from low investment grade "BBB" to higher investment grades "A" through "AAA." The subordinated class typically would be the lower rated, non-investment grade ("BB" and "B") and the unrated, credit support bond class (which generally incurs the first losses). The Company has acquired the subordinate bond classes which, while offering the potential of a substantially higher yield than the more senior classes, have the greatest credit risk. Such bond classes are considered to be speculative and are subject to special risks, including a substantially greater risk of loss of principal and non-payment of interest than the more senior, rated classes.

         The principal of, and interest on, the non-conforming mortgage loans which comprise the mortgage collateral for the non-agency MBS bonds may be allocated among the classes of MBS bonds in many ways. The Company's right to distributions of principal and interest is subordinated to all the more senior classes of the non-agency MBS bond issuance. Furthermore, as the holder of the credit support non-agency MBS bond class, the Company generally would not receive any prepayments of principal from the non-conforming mortgage loans which comprise the mortgage collateral for a period of at least five years from the date of issuance.

         Despite credit underwriting of the non-conforming mortgage loans by mortgage originators, the nationally recognized credit rating agencies generally are unwilling to give favorable ratings to classes of non-conforming mortgage loan securitizations unless these classes have the benefit of credit enhancement. An unrated credit support class absorbs the first losses when homeowners default on their mortgage loans. Therefore, the inclusion of the unrated credit support class in a non-conforming mortgage loan securitization enables the rating agencies to rate the more senior bond classes.

         Yield Considerations on Non-agency MBS Bonds - The yields on the unrated credit support non-agency MBS bonds acquired by the Company are extremely sensitive to prepayments, defaults and the severity and timing of foreclosure losses on the non-conforming mortgage loans comprising the mortgage collateral for such non-agency MBS bonds. As a holder of the credit support class of non-agency MBS bonds, the Company's right to distributions of principal and interest is subordinate to all of the more senior classes of bonds. Actual losses on the mortgage collateral (after default, where the proceeds from the foreclosure sale of the home are less than the unpaid balance of the mortgage loan plus foreclosure costs and interest advances) are allocated first to the Company's credit support non-agency MBS bonds (to the extent of their outstanding principal balance) prior to being allocated to the more senior bond classes.

         Although the Company has earned a yield of approximately 18% to date on its non-agency MBS bonds, a number of factors including a future down-turn in the economy, or an uninsured natural disaster in geographic regions in which properties that back the Company's bonds are located, may dramatically reduce the high returns. Therefore, the Board of Directors concluded in connection with the adoption of the 1997 Plan that the risks of investing in subordinate classes on non-agency MBS bonds outweighed their potential returns.

         Commercial Assets - During 1993, the Company contributed $75,000,000 (including $200,000 cash) to the capital of Commercial Assets. Commercial Assets is an American Stock Exchange-listed REIT, which owns and manages debt instruments issued in commercial mortgage loan securitizations ("CMBS bonds"). To date, Commercial Assets' primary emphasis has been on the acquisition of credit support bond classes primarily secured by mortgage loans on multi-family real estate.

         The process of commercial mortgage loan securitization is similar to the process of single-family mortgage loan securitization. Commercial Assets owns and manages interests that are heavily weighted toward the unrated and lower-rated credit support classes of CMBS bonds issued in commercial mortgage loan securitizations. As in non-agency MBS bonds, the subordinate classes of CMBS bonds shield the more senior classes from losses on defaults from the underlying commercial mortgage loans comprising the mortgage collateral and have substantially greater credit risk than the more senior classes of such bonds.

         Because of its tax status as a REIT, Commercial Assets' REIT income generally is not subject to income tax at the corporate level. The Company will not be subject to corporate income tax on the dividends it receives from its shares of Commercial Assets stock as long as Commercial Assets maintains its status as a REIT.

Competition

         In acquiring assets, the Company and Commercial Assets compete with other REITs, savings and loan associations, banks, mortgage bankers, mutual funds, pension funds, professional money managers, insurance companies, and other investors, many of which have greater financial resources than the Company. Furthermore, many of these entities may be conducting business activities through corporations, master limited partnerships or other business forms, which may have more flexibility than the Company in conducting their business operations because of the Company's status as a REIT or other reasons.

Capital Resources

         The Company uses its cash flow from operating activities and short-term credit facilities to provide working capital to support its operations, for the payment of dividends to its shareowners and for the acquisition of assets.

         The Company has entered into a transaction to contribute its non-agency MBS bonds into a structured transaction (see "Multi-Step Plan to Maximize Shareowner Value" above) that will provide the Company with approximately $68,000,000 of cash after payment of transaction costs and management fees. The Company plans to reinvest the cash in real estate. Investments in real estate will likely generate lower returns than the Company has historically received from its non-agency MBS bonds. However, such investments may result in increased opportunities for capital appreciation and reduced portfolio risk. The Company's goal is to invest in real estate assets with: (i) future capital appreciation potential, (ii) a stable, unlevered return of approximately 9% to 10%, and (iii) the option to convert the underlying land to an alternative use at some future point in time. There is no assurance that the Company will achieve this goal. See "FORWARD LOOKING INFORMATION" below.

         In addition, the 1997 Plan anticipates converting the Company to an UPREIT. The Company would contribute certain of its assets to an operating partnership while retaining the general partner interest. The operating partnership will facilitate the future acquisition of real estate. Sellers of real estate interests to the Company could elect to receive as payment operating partnership interests ("OP units") that could be converted to cash or Common Stock of the Company at a later date.

         Without further shareowner approval, the Company is authorized to issue up to 50,000,000 shares of Common Stock, of which 24,843,345 shares were issued and outstanding as of February 28, 1997. The Board of Directors is authorized to issue additional classes of stock without shareowner approval. Depending upon the terms set by the Board of Directors, the authorization and issuance of preferred stock or other new classes of stock could affect adversely existing shareowners. The effects on shareowners could include, among other things, dilution of ownership interests of existing shareowners, restrictions on dividends on Common Stock and preferences to holders of a new class of stock in the distribution of assets upon liquidation. As of February 28, 1997, the Company has not authorized or issued additional classes of stock.

Dividend Reinvestment Plan

         The Company has an Automatic Dividend Reinvestment Plan (the "Reinvestment Plan") which was administered by KeyCorp Shareholder Services,
Inc. through January 31, 1997, and by Norwest Shareowner Services beginning February 1, 1997. The Reinvestment Plan provides the Company's shareowners a method of investing cash dividends paid by the Company in additional shares of Common Stock purchased in the open market. The Reinvestment Plan also permits participants to purchase additional Common Stock in the open market with voluntary cash payments.

Investment Restrictions

         The Company intends to continue its business and to conduct its operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (1940 Act"). The 1940 Act exempts entities that, directly or through majority-owned subsidiaries, are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretations by the staff of the Securities and Exchange Commission (the "Commission"), in order to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and may also be required to maintain an additional 25% in Qualifying Interests or other real estate-related securities. Compliance with this requirement limits the assets the Company may acquire. In connection with its acquisition of non-agency MBS bonds, the Company has adopted a policy of obtaining substantial foreclosure rights with respect to the underlying mortgage loans. As a result of obtaining such rights, the Company believes that its non-agency MBS bonds constitute Qualifying Interests for the purpose of the 1940 Act.

         Because greater than 55% of the Company's consolidated assets are Qualifying Interests, the Company believes that it is not required to register as an investment company under the 1940 Act. If the Commission or its staff were to take a different position with respect to whether the Company's non-agency MBS bonds constitute Qualifying Interests, the Company could be required either:
(i) to change the manner in which it conducts its operations to avoid being required to register as an investment company; or (ii) to register as an investment company, either of which could have an adverse effect on the Company and the market prices for the Common Stock. The Company's intent is that any new real estate assets acquired will also be Qualifying Interests. See "FORWARD LOOKING INFORMATION" below.

         Pursuant to restrictions set forth in its By-laws, the Company may not "invest in unimproved real property (i.e., acquire an equity interest in property for purposes other than producing income, which has no development or construction in progress thereon nor is any development or construction planned to commence thereon within the year); invest in mortgage loans (but not including mortgage related securities) without an appraisal of the underlying property; invest in real estate contracts of sale unless the same are in recordable form; invest in or make a mortgage loan on property in excess of 100% of its appraised value (unless other mortgage loan underwriting criteria would justify such investment); or invest in or make a mortgage loan subordinate to a mortgage or equity interest in the property held by the Manager, a director or an affiliate of the foregoing." The foregoing restrictions may not be changed without the approval of the Board of Directors, which has the power to modify or alter such policies without the consent of shareowners. Although the Company has no present intention of modifying such policies, the Board of Directors may conclude in the future that it would be advantageous for the Company to modify such policies if such modifications are in the best interests of the shareowners.

Management Agreement

         The Management Agreement has been extended through December 31, 1997. The Manager advises the Company on its business and oversees its day-to-day operations, subject to the supervision of the Board of Directors of the Company. The Manager also is obligated to present to the Company asset acquisition opportunities consistent with the policies and objectives of the Company and to furnish the Board of Directors of the Company with information concerning the acquisition, holding and disposition of assets. The terms appearing in quotes below which are not defined herein are defined in the Management Agreement.

         The Management Agreement has been approved by the Independent Directors. It may be terminated by either party with or without cause at any time upon 60 days' written notice. In addition, the Company has the right to terminate the Management Agreement upon the happening of certain specified events including, among other things, a breach by the Manager of any material provision which breach remains uncured for 30 days, or the bankruptcy of the Manager. The Management Agreement also may be terminated at any time by a majority vote of the: (i) Independent Directors; or (ii) holders of the shares of Common Stock. The Manager is entitled to certain termination payments in the event of, among other things, an acquisition of the Company resulting in the termination of the Management Agreement.

         The Manager receives various fees for the advisory and other services performed in connection with the Management Agreement. The Manager provides all personnel and certain overhead items (at its expense) necessary to conduct the regular business of the Company.

         Pursuant to the Management Agreement, the Manager receives a "Base Fee," an "Incentive Fee" and an "Administrative Fee," all of which are payable quarterly per the terms of the Management Agreement. The Base Fee is an annual fee equal to 3/8 of 1% of the "average invested assets" of the Company and its subsidiaries for such year. The Incentive Fee is equal to 20% of the amount the Company's net book income, calculated in accordance with generally accepted accounting principles ("GAAP"), which is in excess of a return on the Company's "average net worth" equal to the "Ten-Year U.S. Treasury Rate" plus one percent. In 1994 and 1995, the Incentive Fee was based on the Company's "cash distributions to shareowners," rather than GAAP income. The Manager also performs certain bond administration and other related services for the Company pursuant to the Management Agreement and receives an Administrative Fee of up to $3,500 per annum per non-agency MBS bond for such services.

         The Company has agreed to indemnify the Manager and its affiliates with respect to all expenses, losses, damages, liabilities, demands, charges or claims of any nature in respect of acts or omissions of the Manager made in good faith and in accordance with the Management Agreement.

         The 1997 Plan provides for consideration of the Company's acquisition of its Manager, a step which would result in the Company becoming self-managed and fully integrated. A special committee of Independent Directors has been established to evaluate this transaction.

Federal Income Taxation of the Company

         General - For all taxable years commencing on or after January 1, 1987, the Company has operated in a manner that permits it to qualify for the income tax treatment accorded a REIT. To so qualify, in general, the Company is required, among other things, to distribute annually (as determined under the

Code), to its shareowners, at least 95% of its REIT income prior to the dividends paid deduction. So long as the Company meets the REIT qualification requirements, including its distribution requirements, the Company expects that, with limited exceptions, its REIT income will not be subject to federal income tax at the corporate level. If the Company fails to qualify as a REIT, it would be subject to federal income tax on its REIT income at regular corporate rates without any deduction for distributions to shareowners.

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

         If the Company fails to satisfy the foregoing Income Requirements, the Company will nevertheless continue to qualify as a REIT but will be subject to a 100% tax on certain of its non-qualifying income if: (i) the Company otherwise satisfies the requirements for qualification as a REIT; (ii) such failure is held to result from reasonable cause and not willful neglect; and (iii) certain other requirements are met.

         The Income Requirements also require that less than 30% of the Company's gross income be derived from the sale or other disposition of: (i) stock or securities held for less than one year; (ii) property in a transaction which is a "Prohibited Transaction" as defined in the Code; and (iii) most real property held for less than four years. In addition, the Code generally imposes a 100% tax on net gain derived from Prohibited Transactions. Failure to satisfy the 30% test generally causes a loss of REIT status.

         Distribution Requirements - In general, the Company is required to distribute annually, to its shareowners, at least 95% of its REIT income prior to the dividends paid deduction. Distributions may be made in cash, securities or property. For this purpose (but not for purposes of determining how distributions are to be taxed to shareowners), certain dividends paid by the Company after the close of a taxable year may be considered as having been made during such taxable year. Shareowners will be subject to tax, in the year of declaration, on dividends declared by the Company during October, November and December of a taxable year and paid before January 31 of the subsequent taxable year.

         At December 31, 1996, the Company had a net operating loss ("NOL") carryover of approximately $96,000,000. The NOL may be used to offset all or a portion of the Company's distribution requirement with respect to REIT income; however, the NOL may not be used to reduce or eliminate the Company's distribution requirement with respect to Excess Inclusion income (as defined in the Code). Excess Inclusion income is the amount of income from a residual interest in a real estate mortgage investment conduit ("REMIC") which exceeds a specified return as provided in the Code. A REMIC is a pass-through tax entity created by the Tax Reform Act of 1986 to facilitate the structuring of mortgage-asset transactions. To the extent the Company has either current or accumulated earnings and profits, distributions generally will be treated as ordinary income by the shareowners receiving such distributions. The Company's NOL will not change how shareowners treat distributions from the Company for tax purposes under the Code.

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

         Failure to Qualify as a REIT - The Company will be subject to tax (including any applicable alternative minimum tax) on its REIT income at regular corporate rates without any deduction for distributions to shareowners if it fails to qualify as a REIT in any taxable year. Even if the Company is not disqualified as a REIT as a result of a failure to satisfy any of the tests described above, it may be subject to certain excise taxes. Unless entitled to relief under specific statutory provisions, the Company also will be disqualified from treatment as a REIT for the following four taxable years. The failure to qualify as a REIT for even one year could result in the Company incurring substantial indebtedness in order to pay any resulting taxes, thus reducing the amount of cash available for distribution to shareowners or for acquisition of additional assets.

         THE PROVISIONS OF THE CODE ARE EXTREMELY TECHNICAL AND COMPLEX. THIS SUMMARY IS NOT INTENDED TO BE A DETAILED DISCUSSION OF ALL APPLICABLE PROVISIONS OF THE CODE, THE RULES AND REGULATIONS PROMULGATED THEREUNDER, OR THE
ADMINISTRATIVE AND JUDICIAL INTERPRETATIONS THEREOF. THIS SUMMARY IS NOT INTENDED TO BE A SUBSTITUTE FOR PRUDENT TAX PLANNING, AND EACH SHAREOWNER OF THE COMPANY, INCLUDING FOREIGN AND TAX-EXEMPT ENTITIES, IS URGED TO CONSULT THEIR OWN TAX ADVISOR WITH RESPECT TO THESE AND OTHER FEDERAL, STATE AND LOCAL TAX CONSEQUENCES OF THE ACQUISITION, OWNERSHIP AND DISPOSITION OF THE COMMON STOCK OF THE COMPANY.

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

         The Company's Certificate of Incorporation empowers the Board of Directors, at its option, to redeem shares of Common Stock or to restrict transfers of shares to conform ownership of the Common Stock with the requirements described above. The redemption price to be paid is the fair market value as reflected in the latest quotations on any exchange on which the shares of Common Stock are listed or, if the Common Stock is not listed on any exchange, on the over-the-counter market or, if no quotations are available, the net asset value of the shares of Common Stock as determined by the Board of Directors. The Company's Certificate of Incorporation also provides that any acquisition of shares of Common Stock that would result in the disqualification of the Company as a REIT under the Code shall be void to the fullest extent permitted under applicable law and the intended transferee of such shares shall be deemed never to have had an interest therein. Furthermore, if such provision is determined to be void or invalid, then the transferee of such shares shall be deemed, at the option of the Company, to have acted as agent on behalf of the Company in acquiring such shares and to hold such shares on behalf of the Company.

         Each shareowner is required, upon demand, to disclose to the Board of Directors in writing such information with respect to direct and indirect ownership of shares of Common Stock as the Board of Directors deems prudent in protecting the tax status of the Company.

Employees

         The Company has no employees. Pursuant to the Management Agreement, the Manager provides all personnel necessary to conduct the regular business of the Company. Certain employees of the Manager have been designated as officers of the Company. If the Company acquires its Manager, the employees of the Manager would be deemed to be employees of the Company.

Item 2.  PROPERTIES.

         The Company does not own or lease any real estate or physical property.

Item 3.  LEGAL PROCEEDINGS.

         At February 28, 1997, there were no material legal proceedings, pending or threatened, to which the Company or any of its subsidiaries was a party or which any of their respective property was subject.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareowners during the fourth quarter of 1996.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREOWNER MATTERS.

         The Company's Common Stock is listed on the NYSE under the symbol "AIC." The high and low closing sales prices of the shares of Common Stock as reported on the NYSE Composite Tape and certain dividend information for the periods indicated were as follows:

                                  High                Low              Dividends
                                -------             -------            ---------
1996
   First Quarter                $ 3-3/8             $ 2-3/4             $ .090
   Second Quarter                 3-3/4               3-1/8               .090
   Third Quarter                  3-3/4               3-3/8               .095
   Fourth Quarter                 4                   3-1/2               .095

1995
   First Quarter                $ 2-3/8             $ 1-5/8             $ .080
   Second Quarter                 2-5/8               2-1/4               .080
   Third Quarter                  2-7/8               2-3/8               .090
   Fourth Quarter                 3-3/8               2-5/8               .090



         As of February 28, 1997, 24,843,345 shares of Common Stock were outstanding and were held by 3,590 shareowners of record. The Company estimates there were an additional 12,000 beneficial owners on that date whose shares were held by banks, brokers or other nominees.

Item 6.  SELECTED FINANCIAL DATA.

         The selected financial data of the Company, set forth below, has been derived from and should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto. Financial data as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, is included elsewhere in this Annual Report on Form 10-K (in thousands, except per share data).


Statement of Operations Data: (1)
                                                               Year Ended December 31,
                                        -------------------------------------------------------------------------
                                           1996           1995            1994            1993            1992
                                        ---------       ---------      ----------      ----------     -----------
Revenues from:
    Ongoing operations                  $  13,524       $  10,871       $   3,448      $    1,126     $        --
    Liquidating operations                     --           7,328          15,456         (41,697)(2)     (24,874)
                                        ---------       ---------       ---------      ----------     -----------
                                        $  13,524       $  18,199       $  18,904      $  (40,571)    $   (24,874)
                                        =========       =========       =========      ==========     ===========

Net income (loss) from:
    Ongoing operations                  $   9,673       $   7,933       $   1,461      $   (3,105)    $   (2,482)
    Liquidating operations                     --           6,507          11,897         (47,913)(2)    (29,640)
                                        ---------       ---------       ---------      ----------     ----------
                                        $   9,673       $  14,440       $  13,358      $  (51,018)    $  (32,122)
                                        =========       =========       =========      ==========     ==========



                                                               Year Ended December 31,
                                        -------------------------------------------------------------------------
                                          1996            1995            1994            1993            1992
                                        ---------       ---------       ---------      ----------      ----------

Net income (loss) per share             $     .39       $    0.60       $    0.92      $   (3.64)(2)   $    (2.30)

Dividends per share                     $     .37       $    0.34       $    0.33      $    3.99 (3)   $     1.18

Weighted-average shares
   outstanding                             24,595          24,279          14,548         14,024           13,986


Balance Sheet Data:
                                                                    December 31,
                                        -------------------------------------------------------------------------

                                          1996            1995            1994            1993            1992
                                        ---------      ----------      ----------      -----------    -----------

Total assets                            $  90,344      $   79,653     $   109,539      $   94,250     $   241,116
Secured notes payable                          --              --          30,592          42,000          48,000
Total stockholders' equity                 86,365          78,759          72,965 (4)      47,187 (5)     153,316
Book value per share                    $    3.48      $     3.23     $      3.01 (4)  $     3.35 (5) $     10.96

--------------------------
1 During 1993 through 1995, the Company sold substantially all of its interests in collateralized mortgage obligations ("CMOs"). CMOs are multi-class issuances of bonds which are secured and funded as to the payment of interest and repayment of principal by a specific group of mortgage loans or mortgage backed certificates and other collateral. These ownership interests are referred to as "CMO Ownership Interests." Because of the sale of these interests, the Company has classified as liquidating operations its revenues from CMO Ownership Interests along with expenses directly allocable to the CMO Ownership Interests. All other revenues and expenses of the Company, including corporate general and administrative expenses, are classified as ongoing operations.
2 Includes $24,399,000 ($1.74 per share) of cumulative effect of an accounting change from adoption of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115").
3 Includes $.25 per share in cash and $3.74 per share in shares of Commercial Assets common stock.
4 Includes $17,208,000 of net proceeds and 10,053,794 shares of Common Stock from a one-for-one rights offering of Common Stock completed December 16, 1994 (the "Rights Offering"). Shares of Common Stock were sold at $1.90 per share, $2.04 per share less than the book value of the Common Stock prior to the Rights Offering which reduced the book value per share from approximately $3.94 to $3.01.
5 The decrease in book value per share between 1992 and 1993 reflects, among other things, the payment of a dividend of $3.99 per share, including a dividend of $3.74 per share in the form of shares of Commercial Assets common stock.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                          RESULTS OF OPERATIONS FOR THE
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

         The table below summarizes the Company's results of operations during the three years ended December 31, 1996 (in thousands, except per share data).

                                                                                     Year Ended December 31,
                                                                               ----------------------------------
Ongoing Operations:                                                              1996          1995          1994
                                                                               ---------     ---------    -------
    Revenues
      Non-agency MBS bonds                                                     $ 11,513      $  8,499     $   1,531
      Equity in earnings of Commercial Assets                                     1,875         1,742         1,354
      Other income and expenses, net                                                136           630           563
                                                                               --------      --------     ---------

                                                                                 13,524        10,871         3,448
                                                                               --------      --------     ---------
    Expenses
      Management fees                                                             1,793           980           253
      General and administrative                                                  1,145         1,895         1,586
      Elimination of DERs                                                           825            --            --
      Interest expense                                                               88            63           148
                                                                               --------      --------     ---------
                                                                                  3,851         2,938         1,987
                                                                               --------      --------     ---------

    Earnings from ongoing operations                                              9,673         7,933         1,461
                                                                               --------      --------     ---------

    Earnings from liquidating operations (1)                                         --         6,507         11,897
                                                                              ---------     ---------     ----------

Book income                                                                   $   9,673     $  14,440     $   13,358
                                                                              =========     =========     ==========

Earnings from ongoing operations per share                                    $     .39     $     .33     $      .10
Earnings from liquidating operations per share (1)                                   --           .27            .82
                                                                              ---------     ---------     ----------
Book income per share                                                         $     .39     $     .60     $      .92
                                                                              =========     =========     ==========

Estimated REIT Income (Loss):
    Ongoing operations                                                        $  14,959     $  13,211     $    3,401
    Liquidating operations (1)                                                   (1,002)       (5,886)       (25,521)
                                                                              ---------     ---------     ----------

Estimated REIT income (loss)                                                  $  13,957     $    7,325    $  (22,120)
                                                                              =========     ==========    ==========
Estimated REIT income (loss) per share                                        $     .57      $     .30    $    (1.52)
                                                                              =========      =========    ==========

Excess Inclusion income                                                       $      --     $     636     $    3,769
                                                                              =========     =========     ==========
Excess Inclusion income per share                                             $      --     $     .03     $      .26
                                                                              =========     =========     ==========

Dividends                                                                     $   9,128     $   8,255     $    4,959
                                                                              =========     =========     ==========
Dividends per share                                                           $     .37     $     .34     $      .33
                                                                              =========     =========     ==========

Weighted-average shares outstanding (2)                                          24,595        24,279         14,548


--------------------------
1 The Company has classified its revenues from CMO Ownership Interests along with expenses directly allocable to the CMO Ownership Interests as revenues and income from liquidating operations. All other revenues and expenses of the Company, including corporate general and administrative expenses, are classified as being generated by ongoing operations.
2 In December 1994, the Rights Offering resulted in net proceeds of $17,208,000 and increased the Company's outstanding Common Stock by 71%, from 14,158,208 shares to 24,212,002 shares. Shares issued in the Rights Offering were sold for $1.90 per share, $2.04 per share less than the $3.94 book value of such shares immediately prior to completion of the Rights
     Offering. The proceeds of the Rights Offering principally were used to acquire non-agency MBS bonds.


Book Income

         Non-agency MBS Bonds - Book income from the Company's non-agency MBS bonds increased significantly during 1996 compared with 1995 and 1994 primarily due to the acquisition of 55 and 74 non-agency MBS bonds during 1996 and 1995, respectively, with an outstanding principal balance of $60,478,000 and $99,398,000, respectively, and a weighted-average coupon of 7.4% and 6.9%, respectively. The Company's effective book yield on its non-agency MBS bonds for the years ended December 31, 1996, 1995 and 1994, taking into consideration an estimate of future credit losses, was 18.5%, 18.7%, and 15.0%, respectively.

         The Company's non-agency MBS bonds are subject to the risk of default and foreclosure loss from the $43.7 billion principal balance of non-conforming mortgage loans that, at December 31, 1996, backed its bonds. The subordinate non-agency MBS bonds owned by the Company represent, on average, .51% of the bond issuances that are collateralized by these mortgages.

         For the years ended December 31, 1996, 1995 and 1994, the principal amount of credit losses on the Company's non-agency MBS bonds was $13,295,000, $3,056,000 and $331,000, respectively. Based on the cost of the applicable non-agency MBS bonds, these losses had economic values (loss multiplied by the purchase price percentage less amounts collected under indemnification agreements) of $3,518,000, $265,000 and $7,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The significant increase in credit losses allocated to the Company is due to: (i) the acquisition of $60,478,000 and $99,398,000 of principal amount of bonds during the years ended December 31, 1996 and 1995, respectively; and (ii) as mortgages mature, in particular during their first five years, the defaults and the resulting credit losses are expected to increase.

         Subsequent to year end, the Company entered into an agreement to contribute its non-agency MBS bonds into a structured transaction in which the Company will retain a small equity interest in the portfolio. The Company anticipates that the structured transaction will result in a 1997 gain of approximately $6,000,000, or $.24 per share, and the Company's receipt of approximately $68,000,000 of cash after payment of transaction costs and management fees. The Company plans to reinvest the cash in real estate, a step which would likely reduce its return on assets from 1996 levels. The Company is beginning the process of reinvesting the proceeds of the transaction, and the impact on future earnings is dependent upon, among other things, the yields of the acquired assets and the timing of such acquisitions, and cannot be estimated at this time. See "FORWARD LOOKING INFORMATION" below.

         Commercial Assets - Income from the Company's shares of Commercial Assets (which, for book income purposes, is based on the Company's pro rata share of Commercial Assets' book income) for the years ended December 31, 1996,

1995  and  1994  was  $1,875,000,   $1,742,000  and  $1,354,000,   respectively.
Commercial Assets reported to the Company that the increase in income for 1996 over 1995 is primarily due to the early redemption of two bonds in May 1996 offset by a one-time, non-cash charge resulting from the issuance of 157,413 shares of Commercial Assets common stock for the elimination of dividend equivalent rights under its stock option plan. Commercial Assets also reported that the increase in income for 1995 over 1994 was due to a full year of earnings in 1995 from the $91,971,000 principal amount of CMBS bonds acquired during 1994.

         At December 31, 1996 and 1995, Commercial Assets' CMBS bonds had outstanding principal balances of $89,297,000 and $100,368,000, respectively, and weighted-average coupons of 8.15% and 8.24%, respectively. The decrease in the outstanding principal balance and weighted-average coupon of the CMBS bonds from December 31, 1995, to December 31, 1996, was primarily the result of the early bond redemptions in May 1996.

         According to Commercial Assets, at December 31, 1996 and 1995, it had $3,389,000 and $4,245,000, respectively, of unrealized holding losses on its CMBS bonds. The Company's share of these unrealized holding losses, $907,000 and $1,156,000 as of December 31, 1996 and 1995, respectively, was recorded as a reduction in the carrying value of its investment in Commercial Assets and as a component of stockholders' equity.

         Other Income and Expenses, Net - Other income and expenses from ongoing operations decreased during 1996 compared to 1995 and 1994 due to a decrease in income from other sources and lower interest income from cash and cash equivalents, because the Company has used substantially all of its available cash to acquire non-agency MBS bonds.

         Management Fees - Included in Management Fees attributable to ongoing operations are Incentive Fees incurred by the Company along with Base Fees and Administrative Fees applicable to the non-agency MBS bonds. Management Fees included in ongoing operations increased during 1996 compared with 1995 and 1994 due to: (i) higher Administrative and Base Fees as a result of acquisitions of non-agency MBS bonds during 1994 through 1996; (ii) a change in the method of calculating Incentive Fees pursuant to the terms of an amendment to the Management Agreement dated January 1, 1996; (iii) a decrease in the average Ten-Year U.S. Treasury Rate to 6.44% during 1996, from 6.58% in 1995 and 7.09% in 1994 which had the effect of lowering the threshold above which the Incentive Fees are paid; and (iv) higher book income in 1996 compared to 1995 and higher distributions in 1995 compared to 1994.

         The Company's day-to-day operations are performed by the Manager pursuant to the Management Agreement which is in effect through December 31, 1997. The Management Agreement has been approved by a majority of the Independent Directors. Prior to April 1, 1996, the Company was managed by Financial Asset Management Corporation, a wholly owned subsidiary of MDC Holdings, Inc. ("MDC"). Effective April 1, 1996, Financial Asset Management LLC assumed the obligations of the Management Agreement. From April 1, 1996, through September 30, 1996, the Manager was 80% owned by two wholly owned subsidiaries of MDC and 20% owned by Spencer I. Browne who was at the time the President, Chief Executive Officer and a Director of the Company. On September 30, 1996, MDC acquired Mr. Browne's 20% interest in the Manager and then sold 100% of the Manager to an investor group led by Terry Considine and Thomas L. Rhodes. MDC received sales proceeds of $11,450,000, including $6,000,000 of cash and $5,450,000 of subordinated convertible notes. The notes are payable at specified dates during the next ten years and are convertible, under certain circumstances, into as much as a 47.6% ownership interest in the Manager.

         In connection with the sale, Larry A. Mizel resigned as Chairman of the Board of Directors and Mr. Browne resigned as President, Chief Executive Officer and a Director of the Company. Terry Considine and Thomas L. Rhodes were elected as Co-Chairmen of the Board of Directors and Co-Chief Executive Officers and Leslie B. Fox was elected as President of the Company.

         The 1997 Plan provides for consideration of the Company's acquisition of the Manager, a step which would result in the Company becoming self-managed and fully integrated. A special committee of the Board of Directors has been established to evaluate this transaction. If the Company acquires the Manager, management fees will be discontinued, but the Company will receive other revenues and be obligated for expenses of the Manager. The impact of the potential acquisition on the Company's earnings and cashflow is, in part, dependent upon the consideration paid for the Manager and currently cannot be estimated.

         General and Administrative Expenses - General and administrative expenses decreased during 1996 compared with 1995 due primarily to the elimination of Dividend Equivalent Rights ("DER") expense in the second quarter of 1996, reductions in legal and consulting fees, and lower costs associated with the Company's annual report. General and administrative expenses from ongoing operations increased during 1995 compared with 1994 due to, among other things, an increase in DER expense, legal fees and printing costs.

         Elimination of DERs - Prior to May 1996, options holders received shares of Common Stock equal to the value of dividends received as if the options were fully exercised. At their annual meeting in May 1996, the Company's shareowners approved an amendment to the Company's 1986 Stock Option Plan which permitted the Company to issue shares of Common Stock to the holders of options who voluntarily relinquished their right to receive DERs in the future. The issuance of Common Stock in exchange for the right to receive DERs in the future resulted in a one-time, non-cash charge to second quarter 1996 earnings of $825,000 and the issuance of 244,391 shares of Common Stock. The effect of the amendment will be to reduce general and administrative expenses from the accrual of DERs from options granted under the 1986 Stock Option Plan. General and administrative expenses related to DERs totaled $337,000 in 1995.

         Interest Expense - Interest expense on the Company's borrowing facilities increased during 1996 compared to 1995 reflecting higher interest rates and the increase in the average daily balance to $1,058,000 from $813,000. Interest expense on the Company's borrowing facilities decreased during 1995 compared with 1994, principally due to lower borrowings in 1995 because of excess available cash from the Rights Offering in December 1994. The effective interest rate under the Company's short-term borrowing facilities during 1996, 1995 and 1994 was 8.18%, 7.21% and 5.02% per annum, respectively.

         Liquidating Operations - In 1993, the Company began to liquidate its CMO Ownership Interests and acquire credit-sensitive non-agency MBS bonds and shares of Commercial Assets. Accordingly, the Company has classified as liquidating operations its revenues from CMO Ownership Interests along with expenses directly allocable to the CMO Ownership Interests. As of December 31, 1995, the Company had substantially liquidated all of its CMO Ownership Interests. Earnings from liquidating operations during the years ended December 31, 1995 and 1994, were comprised of the following (in thousands):

                                                        Year Ended December 31,
                                                       -------------------------
                                                         1995             1994
                                                       -------          --------
Revenues
    CMO Ownership Interests                            $ 1,734          $  2,082
    Interest income                                        225               728
    Net gain on sale of CMO Ownership Interests          5,369            12,646
                                                       -------          --------
       Total revenues                                    7,328            15,456
                                                       -------          --------

Expenses
    Management fees                                        234               496
    General and administrative                              23               339
    Interest                                               564             2,724
                                                       -------          --------
       Total expenses                                      821             3,559
                                                       -------          --------

Earnings from liquidating operations                   $ 6,507          $ 11,897
                                                       =======          ========

         The formal agreements between the issuer of each of the Company's CMOs and the related bondholders allow the issuer of the CMO Ownership Interest to sell the mortgage collateral and redeem the bonds at par at a predetermined date or if the bond balance falls below a predetermined amount, for example, 10% of the original bond balance (referred to as the "Call Rights"). Any excess proceeds from the sale of the mortgage collateral over the funds required to redeem the bonds is passed on to the residual interest holder. During the years ended December 31, 1995 and 1994, the Company exercised Call Rights on its CMO Ownership Interests resulting in gains of $2,153,000 and $12,883,000, respectively. The exercise of these Call Rights during the years ended December 31, 1995 and 1994 reduced the outstanding principal amount of the Company's mortgage collateral by $45,698,000 and $184,491,000, respectively.

         On March 30, 1995, Asset Investors Securitization Corporation, a wholly owned subsidiary of the Company ("Asset Securitization") sold 28 CMO Ownership Interests and repaid the related outstanding secured notes payable. As of December 31, 1994, the Company recognized $1,205,000 of net holding losses for book income purposes related to the 28 CMO Ownership Interests sold. As a result, no gain or loss was recorded on the sale of the CMO Ownership Interests and repayment of the secured notes in 1995. During the years ended December 31, 1995 and 1994, the Company earned book income from Asset Securitization of $733,000 and $3,306,000 (including $4,664,000 of gains from the exercise of Call Rights in 1994), respectively.

        On November 10, 1995, the Company sold 23 CMO Ownership Interests with a net carrying value of $2,315,000 for $5,517,000 resulting in a net gain of $3,202,000 which was included in earnings from liquidating operations in 1995.

REIT Income

         The Company's estimated REIT income from ongoing operations during 1996 improved over 1995 and 1994 due to higher REIT earnings from non-agency MBS bonds and increased dividends from Commercial Assets. The increase in REIT earnings from non-agency MBS bonds was due to acquisitions of non-agency MBS bonds in 1995 and 1996. The Company's estimated REIT losses from liquidating operations for 1996 were less than 1995 and 1994 due to the sale of many of the CMO Ownership Interests which generated REIT losses.

         Substantially all of the difference between REIT income and book income is due to: (i) the method of recording credit losses, which for REIT income purposes are not deducted until they occur and which for book income purposes are estimated and reflected as a reduction of revenues in the form of lower discount amortization included in income from non-agency MBS bonds; (ii) differences in the calculation of discount and premium amortization for REIT income compared to book income attributable to non-agency MBS bonds; (iii) gains on the sales of assets recorded for book income purposes that resulted in either capital losses or capital gains for REIT income purposes that are reduced to zero by the Company's capital loss carryover; and (iv) recognition of income from Commercial Assets which for REIT income purposes is based upon dividends received and which for book income purposes is based on the Company's pro rata share of Commercial Assets' book income.

Excess Inclusion Income

         The Company's Excess Inclusion income for the years ended December 31, 1996, 1995 and 1994 was $0, $636,000 and $3,769,000, respectively. Excess
Inclusion income was generated from certain of the CMO Ownership Interests owned by the Company. Due to the liquidation of these CMO Ownership Interests, Excess Inclusion income is not expected to be material in future periods.

NOL and Capital Loss Carryovers

         At December 31, 1996, the Company's NOL carryover was approximately $96,000,000 and its capital loss carryover was approximately $35,000,000. The NOL carryover may be used to offset all or a portion of the Company's REIT income, and as a result, to reduce the amount of income that the Company must distribute to shareowners to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire between 1998 and 2000.

Dividend Distributions

         During 1996, the Company declared regular dividends of $9,128,000 ($.37 per share) compared to 1995 regular dividends declared of $8,255,000 ($.34 per share). Twenty percent, or $.07 per share, of the 1995 distributions constituted return of capital distributions, generally not taxable to the shareowners to the extent of their basis in their stock. Return of capital distributions were not made in 1996. During 1994, the Company declared regular dividends of $3,809,000 ($.27 per share) and special dividends of $1,150,000 ($.06 per share).

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company uses its cash flow from operating activities and other capital resources to provide working capital to support its operations, for the payment of dividends to its shareowners, for the acquisition of assets and for the repayment of borrowings.

         The table below summarizes the Company's operating cash flows and uses of those cash flows for the years ended December 31, 1996, 1995 and 1994 (in thousands).


                                                                               Year Ended December 31,
                                                                   ----------------------------------------------
Cash Generated By Ongoing Operations:                                  1996              1995             1994
                                                                   -----------        ----------       ----------
    Non-agency MBS bonds:
       Interest                                                    $    14,511        $    9,830       $    1,869
       Principal                                                         2,769             2,017              599
       Indemnifications                                                    382               807              137
    Dividends from Commercial Assets                                     1,988             2,430              911
    Borrowings (repayment) of short-term debt                            3,000            (2,758)          (1,482)
                                                                   -----------        ----------       ----------
         Net Cash Generated by Ongoing Operations                       22,650            12,326            2,034
                                                                   -----------        ----------       ----------

Cash Generated By Liquidating Operations:
    CMO Ownership Interests                                                 --             4,743           21,083
    Release of restricted cash upon
       repayment of secured notes payable                                   --            15,862            1,201
    Sale of assets                                                          --            25,038           17,194
    Repayment of secured notes payable                                      --           (30,592)         (11,408)
                                                                   -----------        ----------       ----------
         Net Cash Generated by Liquidating Operations                       --            15,051           28,070

Total Expenses, Net of Interest Income and Other                        (2,841)           (4,064)          (2,035)
                                                                   -----------        ----------       ----------

Cash Generated by Operations                                       $    19,809        $   23,313       $   28,069
                                                                   ===========        ==========       ==========

Issuance of Common Stock                                           $       301        $       --       $   17,208
                                                                   ===========        ==========       ==========

Dividends Paid                                                     $    (9,128)       $   (8,981)      $   (4,232)
                                                                   ===========        ==========       ==========

Acquisitions of non-agency MBS bonds                               $   (15,893)       $  (23,965)      $  (33,624)
                                                                   ===========        ==========       ==========

         The Company's cash from ongoing operations continued to increase in 1996 compared to 1995 and 1994 due to acquisitions of non-agency MBS bonds. Dividends from Commercial Assets have decreased because 1995 dividends include the dividend declared in the fourth quarter of 1994 and distributed in January 1995.

         Cash from liquidating operations, primarily consisting of CMO Ownership Interests, ended in 1995 because of the exercises of Call Rights and sales of CMO Ownership Interests in 1994 and 1995.

         On July 19, 1995, the Company obtained a one-year, $1,000,000 unsecured line of credit. The line of credit was renewed for an additional year on July 19, 1996. Advances under this line bear interest at the prime rate. At December 31, 1996 and 1995, there were no borrowings under this line of credit.

         On July 24, 1996, the Company secured a $10,000,000 revolving credit and term loan agreement with a bank. The loan is collateralized by certain of the Company's non-agency MBS bonds with a net carrying value of $19,461,000 at December 31, 1996. At December 31, 1996, $3,000,000 was borrowed under this credit facility at an average effective interest rate of 8.25%. The loan was repaid subsequent to year-end as a result of the structured transaction for the non-agency MBS bonds. One of the Company's Independent Directors is a member of the Board of Directors of the parent holding company of the bank.

         In February 1997, the Company entered into an agreement to contribute its non-agency MBS bonds into a structured transaction which will provide the Company with approximately $68,000,000 of cash after payment of transaction costs and management fees. The Company plans to reinvest the cash in real estate. Investments in real estate will likely reduce the Company's return on assets from 1996 levels, however, such investments may result in increased opportunities for capital appreciation and reduce portfolio risk. The Company's goal is to invest in real estate assets with: (i) future growth potential, (ii) a stable, unlevered return of approximately 9% to 10%, and (iii) the option to convert the underlying land to an alternative use at some future point in time. There is no assurance that the Company will achieve this goal. Until the proceeds from the structured transaction can be reinvested into real estate, the Company may invest the proceeds in short-term investments which generate lower returns. See "FORWARD LOOKING INFORMATION" below.

         The Company had available cash of $5,328,000 at December 31, 1995, generated cash from operations of $19,809,000 during the year ended December 31, 1996, including $3,000,000 borrowed on the revolving credit and term loan agreement, enabling the Company to acquire 55 non-agency MBS bonds for $15,893,000. The Company also declared $9,128,000 ($.37 per share) in dividends during 1996. The Board of Directors will continue its policy of reviewing its dividends on a quarter-to-quarter basis and will adjust distribution levels as it considers necessary. See "FORWARD LOOKING INFORMATION" below.

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

         Due to the complex nature of mortgage securitization structures, every non-agency MBS bond and CMO Ownership Interest varies significantly from issuance to issuance. The collateral for each issuance is separate and distinct from that underlying the collateral of any other issuance. These instruments are not listed or traded on any exchange or other active market from which to obtain a quoted market price for these financial instruments. Accordingly, the estimates of fair value have been determined by the Company using available market information and valuation methodologies. Considerable judgment was required to interpret the market information and develop the estimates of fair value at December 31, 1995. At December 31, 1996, the estimated fair value of the non-agency MBS bonds was based upon the anticipated proceeds, net of transaction costs, from contributing the portfolio into the proposed structured transaction.

         EXCEPT FOR THE ESTIMATED FAIR VALUE OF THE NON-AGENCY MBS BONDS BASED ON THE PROPOSED STRUCTURED TRANSACTION, THE ESTIMATES OF FAIR VALUE PRESENTED HEREIN ARE NOT NECESSARILY INDICATIVE OF THE AMOUNTS THE COMPANY COULD REALIZE IN A CURRENT MARKET TRANSACTION. THE USE OF DIFFERENT MARKET ASSUMPTIONS, VALUATION METHODOLOGIES OR BOTH MAY HAVE A MATERIAL EFFECT ON THE ESTIMATES OF

FAIR VALUE. THE FAIR VALUE ESTIMATES PRESENTED HEREIN ARE BASED ON PERTINENT INFORMATION AVAILABLE TO MANAGEMENT AS OF FEBRUARY 28, 1997. FUTURE ESTIMATES OF FAIR VALUE MAY DIFFER SIGNIFICANTLY FROM THE AMOUNTS PRESENTED HEREIN.

         At December 31, 1996, the estimated fair value of the Company's ownership interest in Commercial Assets was $18,638,000, compared to $15,531,000 at December 31, 1995. The increase in fair value was due to the increase in the trading price per share from $5.625 per share at December 31, 1995 to $6.75 per share at December 31, 1996. At February 28, 1997, the closing price of Commercial Assets was $6.5625 per share.

         At December 31, 1996 and 1995, the Company's non-agency MBS bonds are carried at their estimated fair value of $68,079,000 and $52,753,000, respectively. The increase in the fair value was due to the acquisition of 55 non-agency MBS bonds and unrealized holding gains of $5,601,000 during 1996 offset by principal repayments and indemnifications received during 1996. The estimated fair value of the Company's non-agency MBS bonds will fluctuate over time due to, among other things, changes in collateral prepayments and credit performance, size of the Company's class relative to the size of the offering, liquidity in the mortgage-backed securities market, changes in the values of the related real estate and changes in prevailing long-term interest rates.


                           FORWARD LOOKING INFORMATION

         Some of the statements in this Form 10-K, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and shareowners in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995 (the "Reform Act"). The statements include projections of the Company's cash flow and dividends. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include the following: general economic and business conditions; interest rate changes;
risks inherent in owning real estate or debt secured by real estate; competition; the availability of real estate assets at prices which meet the Company's investment criteria; the Company's ability to maintain or reduce expense levels and the Company's ability to complete the 1997 Plan.

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          Index to Financial Statements

                                                                            PAGE

Consolidated Financial Statements of Asset Investors
Corporation and Subsidiaries

         Report of Independent Auditors..................................    F-2

         Consolidated Balance Sheets as of December 31,
         1996 and 1995.........l.........................................    F-3

         Consolidated Statements of Income for the years
         ended December 31, 1996, 1995 and 1994..........................    F-4

         Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 1996, 1995 and 1994...........     F-5

         Consolidated Statements of Cash Flows for the
         years ended December 31, 1996, 1995 and 1994....................    F-6

         Notes to Consolidated Financial Statements......................    F-7


Financial Statements of Commercial Assets, Inc. (a significant unconsolidated subsidiary of the Company)

         Report of Independent Auditors.................................    F-18

         Balance Sheets as of December 31, 1996 and 1995................    F-19

         Statements of Income for the years ended
         December 31, 1996, 1995 and 1994...............................    F-20

         Statements of Stockholders' Equity for the
         years ended December 31, 1996, 1995 and 1994...................    F-21

         Statements of Cash Flows for the
         years ended December 31, 1996, 1995 and 1994...................    F-22

         Notes to Financial Statements..................................    F-23

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareowners
Asset Investors Corporation
Denver, Colorado


         We have audited the accompanying consolidated balance sheets of Asset Investors Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asset Investors Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.







                                                               ERNST & YOUNG LLP

Phoenix, Arizona
February 28, 1997

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                                             December 31,
                                                                                   --------------------------------
                                                                                      1996                   1995
                                                                                   ----------            ----------
Assets
   Cash and cash equivalents                                                       $      417            $    5,328
   Non-agency MBS Bonds                                                                68,079                52,753
   Investment in Commercial Assets                                                     19,361                19,225
   Other assets, net                                                                    2,487                 2,347
                                                                                   ----------            ----------

       Total Assets                                                                $   90,344            $   79,653
                                                                                   ==========            ==========

Liabilities
   Accounts payable and accrued liabilities                                        $      454            $      416
   Management fees payable                                                                525                   478
   Short-term borrowings                                                                3,000                    --
                                                                                   ----------            ----------

       Total Liabilities                                                                3,979                   894
                                                                                   ----------            ----------

Stockholders' Equity
   Common Stock, par value $.01 per share, 50,000,000
     shares authorized 24,840,140 and 24,355,862 shares
     issued and outstanding, respectively                                                 248                   244
   Additional paid-in capital                                                         228,753               227,546

   Cumulative dividends                                                              (238,367)             (229,239)
   Cumulative net income                                                               90,638                80,965
                                                                                   ----------            ----------
     Dividends in excess of net income                                               (147,729)             (148,274)

   Unrealized holding gains (losses) on debt securities                                 5,093                  (757)
                                                                                   ----------            ----------

       Total Stockholders' Equity                                                      86,365                78,759
                                                                                   ----------            ----------

       Total Liabilities and Stockholders' Equity                                  $   90,344            $   79,653
                                                                                   ==========            ==========


                See Notes to Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                               Year Ended December 31,
                                                                    --------------------------------------------
Ongoing Operations:                                                   1996               1995             1994
                                                                    ---------         ---------        ---------
   Revenues
      Non-agency MBS bonds                                          $  11,513         $   8,499        $   1,531
      Equity in earnings of Commercial Assets                           1,875             1,742            1,354
      Other income and expenses, net                                      136               630              563
                                                                    ---------         ---------        ---------
           Total revenues                                              13,524            10,871            3,448
                                                                    ---------         ---------        ---------

   Expenses
      Management fees                                                   1,793               980              253
      General and administrative                                        1,145             1,895            1,586
      Elimination of DERs                                                 825                --               --
      Interest expense                                                     88                63              148
                                                                    ---------         ---------        ---------
           Total expenses                                               3,851             2,938            1,987
                                                                    ---------         ---------        ---------

Earnings from ongoing operations                                        9,673             7,933            1,461
                                                                    ---------         ---------        ---------


Earnings from liquidating operations                                       --             6,507           11,897
                                                                    ---------         ---------        ---------

Net income                                                          $   9,673         $  14,440        $  13,358
                                                                    =========         =========        =========

Net income per share                                                $     .39         $     .60        $     .92
                                                                    =========         =========        =========

Weighted-average shares outstanding                                    24,595            24,279           14,548

Dividends per share                                                 $     .37         $     .34        $     .33


                See Notes to Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (In thousands)


                                                                                                                       Unrealized
                                                                        Additional   Dividends In    Holding Gains       Total
                                                     Common Stock        Paid-In     Excess of Net    (Losses) on     Stockholders'
                                                  Shares      Amount     Capital        Income      Debt Securities      Equity
                                                  ------     -------   ----------    -----------    ---------------    ----------

Balances - December 31, 1993                      14,080     $ 141     $  209,904    $  (162,858)      $    --         $ 47,187

   Issuance of Common Stock                       10,132       101         17,278             --            --           17,379
   Net income                                         --        --             --         13,358            --           13,358
   Dividends                                          --        --             --         (4,959)           --           (4,959)
                                                  ------     -----     ----------    -----------       -------         --------

Balances - December 31, 1994                      24,212       242        227,182       (154,459)           --           72,965

   Issuance of Common Stock                          144         2            364             --            --              366
   Net income                                         --        --             --         14,440            --           14,440
   Dividends                                          --        --             --         (8,255)           --           (8,255)
   Unrealized depreciation of CMBS bonds net
     of appreciation of non-agency MBS bonds          --        --             --             --          (757)            (757)
                                                  ------     -----     ----------    -----------       -------         --------

Balances - December 31, 1995                      24,356       244        227,546       (148,274)         (757)          78,759

   Issuance of Common Stock                          484         4          1,207             --            --            1,211
   Net income                                         --        --             --          9,673            --            9,673
   Dividends                                          --        --             --         (9,128)           --           (9,128)
   Unrealized appreciation of CMBS bonds and
     non-agency MBS bonds                             --        --             --             --         5,850            5,850
                                                  ------     -----     ----------    -----------       -------         --------

Balances - December 31, 1996                      24,840     $ 248     $  228,753    $  (147,729)      $ 5,093         $ 86,365
                                                  ======     =====     ==========    ===========       =======         ========

                See Notes to Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                       Year Ended December 31,
                                                             -------------------------------------------
                                                                 1996            1995            1994
                                                             ---------        ---------       ----------
Cash Flows From Operating Activities
   Net income                                                $   9,673        $  14,440       $   13,358
   Adjustments to reconcile net income
     to net cash flows from operating activities:
     Accretion of discounts on non-agency MBS bonds              2,998            1,331              338
     Equity in earnings of Commercial Assets                    (1,875)          (1,742)          (1,354)
     Issuance of Common Stock for the elimination of DERs          825               --               --
     (Increase) decrease in other assets                          (148)            (138)             375
     Increase (decrease) in accounts payable and accrued
        liabilities                                                197           (1,022)           1,845
     Net gain on sale of assets                                     --           (5,369)         (12,646)
     Amortization of CMO Ownership Interests                        --              923            7,738
     Write-down of CMO Ownership Interests                          --               --            2,715
                                                               -------        ---------       ----------

   Net Cash Provided By Operating Activities                    11,670            8,423           12,369
                                                               -------        ---------       ----------

Cash Flows From Investing Activities
   Acquisition of non-agency MBS bonds                         (15,893)         (23,965)         (33,624)
   Principal collections on non-agency MBS bonds                 2,769            2,017              599
   Indemnifications from non-agency MBS bonds                      382              807              137
   Dividends from Commercial Assets                              1,988            2,430              911
   Principal collections on CMO Ownership Interests                 --            2,086            8,548
   Proceeds from the sale of assets                                 --           25,038           17,194
   Release of restricted cash upon repayment of
      secured notes payable                                         --           15,862            1,201
                                                             ---------        ---------       ----------

   Net Cash (Used By) Provided By Investing Activities         (10,754)          24,275           (5,034)
                                                             ---------        ---------       ----------

Cash Flows From Financing Activities
   Dividends paid                                               (9,128)          (8,981)          (4,232)
   Increase (decrease) in short-term borrowings, net             3,000           (2,758)          (1,482)
   Repayment of secured notes payable                               --          (30,592)         (11,408)
   Issuance of Common Stock                                        301               --           17,208
                                                            ----------        ---------       ----------

   Net Cash Used By Financing Activities                        (5,827)         (42,331)              86
                                                            ----------        ---------       ----------

Cash and Cash Equivalents
   (Decrease) increase                                          (4,911)          (9,633)           7,421
   Beginning of year                                             5,328           14,961            7,540
                                                            ----------        ---------       ----------

   End of year                                              $      417        $   5,328       $   14,961
                                                            ==========        =========       ==========


                See Notes to Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       The Company

         Asset Investors Corporation was incorporated under Maryland law on October 14, 1986. The Common Stock is listed on the NYSE under the symbol "AIC." The Company's assets primarily are non-agency MBS bonds and shares of Commercial Assets' common stock.

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

         The Company classifies its non-agency MBS bonds as available-for-sale, carried at fair value in the financial statements. Unrealized holding gains on available-for-sale securities are excluded from earnings and reported as a net amount in stockholders' equity until realized. If the fair value of a non-agency MBS bond declines below its amortized cost basis and the decline is considered to be "other than temporary," the amount of the write-down would be included in the Company's income (i.e., accounted for as a realized loss). The decline in fair value is considered to be other than temporary if the cost basis exceeds the related projected cash flow from the non-agency MBS bond discounted at a risk-free rate of return.

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

         Statements of Operations - In 1993, the Company began a program of liquidating its CMO Ownership Interests and acquiring credit-sensitive assets (non-agency MBS bonds and shares of Commercial Assets). Accordingly, the Company classified as liquidating operations its revenues from CMO Ownership Interests along with expenses directly allocable to the CMO Ownership Interests, including interest on borrowings collateralized by CMO Ownership Interests. All other revenues and expenses of the Company, including corporate general and administrative expenses, are classified as ongoing operations.

         Net Income (Loss) Per Share - Net income (loss) per share for the years ended December 31, 1996, 1995 and 1994 was based upon the weighted-average number of shares of Common Stock outstanding during each such year. The effect of unexercised stock options was not material with respect to net income per share in 1996, 1995 and 1994.

         Statements of Cash Flows - For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and overnight cash investments are considered to be cash and cash equivalents. The Company made interest payments of $72,000, $903,000 and $2,972,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

        Non-cash investing and financing activities for the years ended December 31, 1996, 1995 and 1994 were as follows (in thousands):

                                                                        1996              1995               1994
                                                                      --------          --------           --------

Dividends declared but not yet received from Commercial Assets        $     --          $     --           $    552

Unrealized holding gains (losses) on debt securities                  $  5,850          $   (757)          $     --

Distributions of Common Stock pursuant to DERs                        $     87          $    366           $    171

Distributions of Common Stock as consideration for the
elimination of DERs                                                   $    825          $     --           $     --

Dividends declared but not yet paid                                   $     --          $     --           $    726


         Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        Reclassifications - Certain reclassifications have been made in the 1995 and 1994 consolidated financial statements to conform to the classifications used in the current year.

C.       Non-agency MBS Bonds

         As of December 31, 1996, the Company owned 214 non-agency MBS bonds, with an aggregate outstanding principal balance on the date of acquisition of $246,400,000 and an aggregate total cost of $73,087,000. The net carrying value of the Company's non-agency MBS bonds was as follows (dollar amounts in thousands):

                                                                                         Outstanding Balance
                                                                                           at December 31,
                                                                                    -----------------------------
                                                         Price (1)     Coupon (2)      1996              1995
                                                         -----         ------       -----------       -----------
Non-agency MBS bonds collateralized by:
   30-year fixed-rate mortgage loans                      31.4%         7.2%        $   161,331       $   116,757
   15-year fixed-rate mortgage loans                      36.6          6.7              21,241            16,611
   Adjustable-rate mortgage loans                         24.9          7.3               4,488             4,149
   Lesser quality mortgage loans(3)                       58.9          8.6              10,097            14,083
   Other subordinate non-agency MBS bonds (4)             27.3          6.9              27,422            28,565
                                                          ----          ---           ---------         ---------
                                                          34.2%         7.2%            224,579           180,165
                                                          ====          ===
Less:
   Allowance for credit losses                                                         (116,413)          (71,365)
   Unamortized discount                                                                 (46,087)          (56,446)
                                                                                      ---------         ---------

Amortized cost                                                                           62,079            52,354
   Net unrealized holding gains                                                           6,000               399
                                                                                    -----------       -----------

Total net book value                                                                $    68,079       $    52,753
                                                                                    ===========       ===========

---------------------------------
1 Weighted-average price as a percentage of the principal balance of the non-agency MBS bonds.
2    Weighted-average coupon of non-agency MBS bonds at December 31, 1996.
3 The lesser quality mortgage loans, commonly referred to as "B and C" mortgage loans, are mortgage loans made to borrowers who have credit histories of a lower overall quality than most borrowers, generally a result of previous repayment difficulties, brief job histories, previous bankruptcies or other causes and are adjustable-rate mortgages. The average price of these bond classes is higher because they represent a larger percentage of their respective bond issuances than other non-agency MBS bonds.
4 The non-agency MBS bonds that are backed by "other subordinate, non-agency MBS bonds" are also known as "re-REMICs."

         The Company's non-agency MBS bonds are subject to the risk of default and foreclosure loss from the approximately $43,700,000,000 principal balance of non-conforming mortgage loans that, on December 31, 1996, backed its bonds. The subordinate non-agency MBS bonds owned by the Company represent, on average,
 .51% of the bond issuances that are collateralized by these mortgages. The future credit losses for each bond are limited to the outstanding balance of each bond (averaging $1,049,000 at December 31, 1996).

         The allowance for credit losses is: (i) increased or decreased for changes in the Company's expectations of future credit losses; (ii) increased for expectations of future credit losses when a non-agency MBS bond is acquired; and (iii) reduced by actual credit losses allocated to the Company's non-agency MBS bonds. The activity in the allowance for credit losses during the years ended December 31, 1996 and 1995 was as follows (in thousands):

                                                      1996               1995
                                                   ----------         ----------

Balance at the beginning of the year               $   71,365         $  22,075
Additions to the allowance for credit
  losses on non-agency MBS bonds                       58,259            51,680
Credit losses (net of indemnifications
  of $382 and $807, respectively)                     (13,211)           (2,390)
                                                   ----------         ---------

Balance at the end of the year                     $  116,413         $  71,365
                                                   ==========         =========


         The mortgages which comprise the collateral for the Company's non-agency MBS bonds are secured by single family residences in 53 states and U.S. territories. Approximately 37%, 8% and 6% of the mortgage loans are collateralized by properties in California, New York and New Jersey, respectively.

         Subsequent to year-end, the Company entered into an agreement to contribute its non-agency MBS bonds into a structured transaction in which the Company will retain a small equity interest. The Company anticipates that the estimated $6,000,000 unrealized holding gain at December 31, 1996, will be recognized in 1997 earnings.

D.    Investment in Commercial Assets

         On December 31, 1996 and 1995, the Company owned 2,761,126 shares (approximately 27%) of the common stock of Commercial Assets. Commercial Assets is a REIT which manages ownership interests in commercial mortgage loan securitizations of multi-family real estate. The mortgages which comprise the collateral for Commercial Assets' CMBS bonds are secured by apartment communities and mobile home parks in 36 states. Approximately 26%, 13% and 8% of the mortgage loans are collateralized by properties in Texas, Arizona and Georgia, respectively. Presented below is the summarized financial information of Commercial Assets as reported by Commercial Assets (in thousands):



Balance Sheets                                           December 31,
                                               ---------------------------------
                                                 1996                    1995
                                               ---------              ----------

CMBS bonds, net of $3,389 and
   $4,245 of unrealized holding losses         $  61,460               $  69,503
Cash and other assets                             10,946                   2,087
                                               ---------               ---------

   Total Assets                                   72,406                  71,590
                                               ---------               ---------

Short-term borrowings                                 --                     700
Other liabilities                                    487                     425
                                               ---------               ---------

   Total Liabilities                                 487                   1,125
                                               ---------               ---------

Stockholders' Equity                           $  71,919               $  70,465
                                               =========               =========

Statements of Income                                Year Ended December 31,
                                            ------------------------------------
                                              1996           1995          1994
                                            -------        -------       -------

CMBS bonds                                  $ 9,838        $ 8,980       $ 5,938
Interest                                        319            189         1,126
                                            -------        -------       -------
   Total revenues                            10,157          9,169         7,064
                                            -------        -------       -------

Management fees                               1,425          1,151           598
General and administrative                      805          1,393         1,220
Elimination of dividend equivalent rights       966             --            --
Interest                                          2            249           319
                                            -------        -------       -------
   Total expenses                             3,198          2,793         2,137
                                            -------        -------       -------

Net income                                  $ 6,959        $ 6,376       $ 4,927
                                            =======        =======       =======


         According to Commercial Assets, at December 31, 1996 and 1995, it had $3,389,000 and $4,245,000, respectively, of unrealized holding losses on its CMBS bonds. The Company's share of these unrealized holding losses on CMBS bonds of $907,000 and $1,156,000, respectively, is recorded as a reduction in the carrying value of its investment in Commercial Assets and as a component of stockholders' equity.

E.       Liquidating Operations

         The Company, as of December 31, 1995, had substantially liquidated its investment in CMO Ownership Interests. In 1995, the Company's balance sheet reflected all the CMO Ownership Interests at their net carrying amount and the statements of operations reflected earnings from CMO Ownership Interests on a net basis as liquidating operations. The components of the CMO Ownership Interests at December 31, 1995, and earnings from liquidating operations for the two years then ended are as follows:


CMO Subsidiaries:
   Restricted cash                                                    $   1,150
   Accrued interest receivable                                              228
   CMO issuance costs, net                                                   41
   Mortgage collateral                                                   32,391
   Unamortized discount, net of premium,
      on mortgage collateral                                               (364)
                                                                      ---------

      CMO Subsidiaries - assets                                          33,446
                                                                      ---------

   Accrued interest payable                                                 454
   CMO Bonds                                                             32,874
   Unamortized discount on CMO Bonds                                     (1,302)
   Reserve                                                                1,052
                                                                      ---------

      CMO Subsidiaries - liabilities                                     33,078
                                                                      ---------

   Total CMO Ownership Interests, net                                 $     368
                                                                      =========

                                                      Year Ended December 31,
                                                  ------------------------------
                                                    1995                 1994
                                                  --------             ---------
Revenues
    CMO Ownership Interests                       $  1,734             $   2,082
    Interest income                                    225                   728
    Net gain on sale of CMO Ownership Interests      5,369                12,646
                                                  --------             ---------
       Total revenues                                7,328                15,456
                                                  --------             ---------

Expenses
    Management fees                                    234                   496
    General and administrative                          23                   339
    Interest                                           564                 2,724
                                                  --------             ---------
       Total expenses                                  821                 3,559
                                                  --------             ---------

Earnings from liquidating operations              $  6,507             $  11,897
                                                  ========             =========

         During the years ended December 31, 1995 and 1994, the Company, as issuer of certain CMO Ownership Interests, exercised the Call Rights on these interests, recognizing net gains of $2,153,000 and $12,833,000, respectively. The exercise of Call Rights resulted in the sale of $45,698,000 and $184,491,000 principal amount of mortgage collateral from CMO subsidiaries during 1995 and 1994, respectively, and the early redemption of the related CMO bonds.

         On March 30, 1995, Asset Investors Securitization Corporation, a wholly owned subsidiary of the Company "Asset Securitization" sold 28 CMO Ownership Interests and repaid the related outstanding secured notes payable. As of December 31, 1994, the company recognized $1,205,000 of net holding losses for book income purposes related to the 28 CMO Ownership Interests sold. As a result, no gain or loss was recorded on the sale of the CMO Ownership Interests and repayment of the secured notes in 1995. During the years ended December 31, 1995 and 1994, the Company earned book income from Asset Securitization of $733,000 and $3,306,000 (including $4,664,000 of gains from the exercise of Call Rights in 1994), respectively.

        On November 10, 1995, the Company sold 23 CMO Ownership Interests with a net carrying value of $2,315,000 for $5,517,000. The sale substantially liquidated the Company's holdings of CMO Ownership Interests.

F.       Short-Term Borrowings

         On July 19, 1995, the Company obtained a one-year, $1,000,000 unsecured line of credit. The line of credit was renewed for an additional year on July 19, 1996. Advances under this line bear interest at the prime rate. At December 31, 1996 and 1995, there were no borrowings under this line of credit.

         On July 24, 1996, the Company secured a $10,000,000 revolving credit and term loan agreement with a bank. The loan is collateralized by certain of the Company's non-agency MBS bonds with a net carrying value of $19,461,000 at December 31, 1996. At December 31, 1996, $3,000,000 was borrowed under this credit facility at an average effective interest rate of 8.25%. The loan was repaid subsequent to year-end as a result of the structured transaction for the non-agency MBS bonds. One of the Company's Independent Directors is a member of the Board of Directors of the parent holding company of the bank.

         At December 31, 1995, the Company was able to borrow $9,456,000 under a credit facility secured by certain non-agency MBS bonds based on the value of the pledged collateral. There were no borrowings outstanding under this credit facility at December 31, 1995 and this credit facility lapsed in 1996.

         The Company as of December 31, 1995, had several repurchase agreement facilities collateralized by certain non-agency MBS bonds. The collateral value and interest rate related to the repurchase agreements were subject to periodic adjustment. At December 31, 1995, the Company was able to borrow $9,155,000 under eight repurchase agreements, based on the value of the pledged collateral. The Company canceled these repurchase agreement facilities in 1996.

G.       Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each type of financial instrument. The estimates of fair value have been determined by the Company using available market information and valuation methodologies. Considerable judgment was required to interpret the market information and develop the estimates of fair value. EXCEPT FOR THE ESTIMATED FAIR VALUE OF THE NON-AGENCY MBS BONDS BASED ON THE PROPOSED STRUCTURED TRANSACTION, THE ESTIMATES OF FAIR VALUE PRESENTED HEREIN ARE NOT NECESSARILY INDICATIVE OF THE AMOUNTS THE COMPANY COULD REALIZE IN A CURRENT MARKET EXCHANGE. THE USE OF DIFFERENT MARKET ASSUMPTIONS AND/OR VALUATION METHODOLOGIES MAY HAVE A MATERIAL EFFECT ON THE ESTIMATES OF FAIR VALUE. THE FAIR VALUE ESTIMATES PRESENTED HEREIN ARE BASED ON PERTINENT INFORMATION AVAILABLE TO MANAGEMENT AS OF FEBRUARY 28, 1997. FUTURE ESTIMATES OF FAIR VALUE MAY DIFFER SIGNIFICANTLY FROM THE AMOUNTS PRESENTED HEREIN.

        *     Cash and cash  equivalents,  other assets,  accounts  payable and
              accrued  liabilities,   management  fees  payable  and  short-term
              borrowings - the carrying amounts approximate fair value because of the short maturity of these instruments.

        * Non-agency MBS bonds - there is no exchange or other active market from which to obtain a quoted market price for these financial instruments. At December 31, 1995, the estimate of fair value was determined by multiplying the outstanding principal balance by current prices of non-agency MBS bonds with similar characteristics. At December 31, 1996, the estimated fair value of the non-agency MBS bonds was based upon the anticipated proceeds, net of transaction costs, from contributing the portfolio into the proposed structured transaction as contemplated by the 1997 Plan.

        * Investment in Commercial Assets - the fair value was determined based upon the closing price of the Commercial Assets common stock on the American Stock Exchange, Inc. as of the end of the year.


        The carrying amounts and fair values of the Company's non-agency MBS bonds and investment in Commercial Assets at December 31, 1996 and 1995, are as follows (in thousands):

                                                        December 31, 1996                  December 31, 1995
                                                  ---------------------------         --------------------------
                                                  Amortized                           Amortized
                                                    Cost           Fair Value           Cost          Fair Value
                                                  --------          ---------         --------        ----------
Non-agency MBS bonds                              $ 62,079          $ 68,079          $ 52,354         $ 52,753
                                                  ========          ========          ========         ========

Investment in Commercial Assets                   $ 19,361          $ 18,638          $ 19,225         $ 15,531
                                                  ========          ========          ========         ========



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

I.       Stock Option Plan

         The Company has its 1986 Stock Option Plan, as restated November 15, 1990, as amended (the "Stock Option Plan") for the issuance of non-qualified stock options to its directors and officers. As of January 1, 1996, the Stock Option Plan permitted the issuance of up to an aggregate of 1,502,639 shares of Common Stock. Pending extension of the plan agreement, the issuance of 1,234,000 shares of Common Stock will be permitted as of January 1, 1997. The exercise price for stock options may not be less than 100% of the fair market value of the shares of Common Stock at the date of grant. Each of the stock options granted to date expire five years from the date of grant.

         Prior to May 1996, stock options granted under the Stock Option Plan automatically accrued Dividend Equivalent Rights "DERs" based on: (i) the number of shares underlying the unexercised portion of the option; (ii) dividends declared on the outstanding shares of the Company between the option grant date and the option exercise date; and (iii) the market price of the shares on the dividend record date. DERs were paid in shares of Common Stock (or in other property that constituted the dividend) at the time of each dividend distribution. During the years ended December 31, 1996, 1995 and 1994, the Company incurred $87,000, $337,000 and $180,000, respectively, of general and administrative expenses from DERs covering 26,794, 128,857 and 82,627, respectively, of shares of Common Stock which were subject to issuance pursuant to options granted under the Stock Option Plan.

         At their annual meeting in May 1996, the Company's shareowners approved an amendment to the 1986 Stock Option Plan which permitted the Company to issue shares of Common Stock to the holders of options who voluntarily relinquished their right to receive DERs in the future. The issuance of Common Stock in exchange for the right to receive DERs in the future resulted in a one-time, non-cash charge to 1996 earnings of $825,000 and the issuance of 244,391 shares of Common Stock. The effect of the amendment will be to reduce general and administrative expenses from the accrual of DERs from options granted under the Stock Option Plan.

         Presented below is a summary of the changes in stock options for the three years ended December 31, 1996. As of December 31, 1996, the outstanding options have exercise prices ranging from $1.61 to $3.37 and have a remaining weighted-average life of 3.7 years.

                                                                         Average
                                                                         Exercise
                                                                          Price                    Shares
                                                                        ---------                 ---------
Outstanding-December 31, 1993                                           $   9.97                    393,617

     Granted                                                                2.44                    188,750
     Forfeited                                                              7.05                    (33,723)
     Issued in connection with the Rights Offering                            --                    388,993
                                                                        --------                  ---------
Outstanding-December 31, 1994                                               4.42                    937,637

     Granted                                                                2.37                    165,000
     Expired                                                                4.10                   (132,448)
     Forfeited                                                              1.68                     (2,564)
                                                                        --------                  ---------
Outstanding-December 31, 1995                                               3.80                    967,625

     Granted                                                                3.26                    631,000
     Exercised                                                              1.41                   (213,093)
     Forfeited                                                              1.68                     (1,602)
     Expired                                                                7.95                   (348,637)
                                                                        --------                  ---------
Outstanding-December 31, 1996                                           $   2.57                  1,035,293
                                                                        ========                  =========


        Certain options granted to date vest over a two year period. As of December 31, 1996, 1995 and 1994, 726,543, 805,122, and 776,349, respectively, of the outstanding options were exercisable.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation." Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using an option pricing model.

         Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         During the years ended December 31, 1996 and 1995, the estimated weighted-average grant-date fair value of options granted was $.13 per option and $.17 per option, respectively, and the estimated total fair value of options granted was $84,000 and $22,000, respectively The pro forma net income of the Company reflecting the fair value of options granted was $9,589,000 ($.39 per share) and $14,418,000 ($.60 per share) for the years ended December 31, 1996 and 1995, respectively. The estimated fair value of the options is amortized to expense over the options' vesting period. The Company assumed a life of five years and risk-free interest rate equal to the Five-Year U.S. Treasury rate on the date the options were granted. In addition, the expected stock price volatility and dividends growth rates were estimated based upon historical averages over the three years ended December 31, 1996.

J.       Other Matters

         The Company operates under a Management Agreement with the Manager which is extended annually and currently is in effect through December 31, 1997. Pursuant to the Management Agreement, the Manager advises the Company on its business and oversees its day-to-day operations subject to the supervision of the Company's Board of Directors. During the years ended December 31, 1996, 1995 and 1994, the Company incurred combined Incentive Fees and Base Fees of $1,061,000, $731,000 and $372,000, respectively. The Company also incurred Administrative Fees pursuant to the Management Agreements and certain administration agreements entered into with the Manager in connection with certain of the Company's CMO Ownership Interests and non-agency MBS bonds. Administrative Fees incurred for the years ended December 31, 1996, 1995 and 1994 were $732,000, $914,000 and $1,440,000, respectively.

         The Company's  day-to-day  operations are performed by Financial  Asset
Management LLC, (the "Manager") pursuant to the Management Agreement. The Management Agreement was approved by a majority of the Independent Directors. Prior to April 1, 1996, the Company was managed by Financial Asset Management Corporation, a wholly owned subsidiary of MDC Holdings, Inc. ("MDC"). Effective April 1, 1996, Financial Asset Management LLC assumed the obligations of the Management Agreement. From April 1, 1996, through September 30, 1996, the Manager was 80% owned by two wholly owned subsidiaries of MDC and 20% owned by Spencer I. Browne who was at the time the President, Chief Executive Officer and a Director of the Company. On September 30, 1996, MDC acquired Mr. Browne's 20% interest in the Manager and then sold 100% of the Manager to an investor group led by Terry Considine and Thomas L. Rhodes. MDC received sales proceeds of $11,450,000, including $6,000,000 of cash and $5,450,000 of subordinated convertible notes. The notes are payable at specified dates during the next ten years and are convertible, under certain circumstances, into as much as a 47.6% ownership interest in the Manager.

         In connection with the sale, Larry A. Mizel resigned as Chairman of the Board of Directors and Mr. Browne resigned as President, Chief Executive Officer and a Director of the Company. Terry Considine and Thomas L. Rhodes were elected as Co-Chairmen of the Board of Directors and Co-Chief Executive Officers and Leslie B. Fox was elected as President of the Company.

         The Company's restructuring plan also provides for consideration of the Company's acquisition of the Manager, a step which would result in the Company becoming self-managed and fully integrated. A special committee of Independent Directors has been established to evaluate this transaction.

         The Company's Certificate of Incorporation permits the Board of Directors to issue additional classes of stock without further shareowner approval. As of December 31, 1996, the Company has not issued any classes of stock other than its Common Stock.

         The officers and certain directors of the Company also serve as officers, directors or both of Commercial Assets.

        During 1996, 1995 and 1994, 0%, 12% and 100%, respectively, of the dividends distributed to the Company's shareowners were Excess Inclusion income. Excess Inclusion income results from holding residual interests in REMICs.
Excess Inclusion income may not be reduced by any expenses or deductions, including normal operating expenses, losses from the Company's CMO Ownership Interests and NOLs. Dividends paid to shareowners of the Company will be characterized as Excess Inclusion income to the extent that such dividends are attributable to Excess Inclusion income realized by the Company. Distributions of Excess Inclusion income are taxable as ordinary income to shareowners.

        During 1995, 20% of the dividends distributed constituted return of capital distributions. There were no return of capital distributions in 1996.

         At December 31, 1996, the Company's NOL carryover was approximately $96,000,000 and its capital loss carryover was approximately $35,000,000. The NOL carryover may be used to offset all or a portion of the Company's REIT income, and as a result, to reduce the amount of income that the Company must distribute to shareowners to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire between 1998 and 2000.

K.       Selected Quarterly Financial Data (Unaudited)

         Presented below is selected quarterly financial data for the years ended December 31, 1996 and 1995 (in thousands, except per share data):

                                                                  Three Months Ended
                                      ----------------------------------------------------------------------------
1996                                    December 31,       September 30,         June 30,            March 31,
------------------------------------- ------------------ ------------------- ------------------ ------------------

Revenues                                   $    3,427          $   3,327           $   3,417          $   3,353
Net income                                      2,609              2,576               2,085              2,403
Net income per share                              .10                .11                 .08                .10
Dividends per share                              .095               .095                .090               .090
Closing stock prices (2)
   High                                             4              3-3/4               3-3/4              3-3/8
   Low                                          3-1/2              3-3/8               3-1/8              2-3/4
Common Stock outstanding(3)                    24,772             24,738              24,500             24,365

1995
------------------------------------- ------------------ ------------------- ------------------ ------------------
Revenues:
   Ongoing operations                    $      3,376       $      3,164        $      2,429       $      1,902
   Liquidating operations                       3,234 (1)            228                 136              3,730 (1)
Net income                                      5,848              2,715               1,870              4,007
Net income per share                              .25                .11                 .07                .17
Dividends per share                              .090               .090                .080               .080
Closing stock prices (2)
   High                                         3-3/8              2-7/8               2-5/8              2-3/8
   Low                                          2-5/8              2-3/8               2-1/4              1-5/8
Common Stock outstanding(3)                    24,336             24,294              24,259             24,227

------------------------
1    Includes gains on sales of CMO Ownership Interests.
2    As reported on the NYSE Composite Tape.
3    Weighted average for the period indicated.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareowners
Commercial Assets, Inc.
Denver, Colorado


         We have audited the accompanying balance sheets of Commercial Assets, Inc. as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial Assets, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP
Phoenix, Arizona
February 10, 1997

                             COMMERCIAL ASSETS, INC.

                                 BALANCE SHEETS

                          (Dollar amounts in thousands)


                                                                                                December 31,
                                                                                        ---------------------------
                                                                                           1996             1995
                                                                                        ----------       ----------
Assets

   Cash and cash equivalents                                                            $    8,277       $      598
   Accrued interest receivable                                                                 597              675
   Restricted cash                                                                           1,982              768
   CMBS bonds                                                                               61,460           69,503
   Other assets, net                                                                            90               46
                                                                                        ----------       ----------

     Total Assets                                                                       $   72,406       $   71,590
                                                                                        ==========       ==========

Liabilities

   Accounts payable and accrued liabilities                                             $      189       $      133
   Management fees payable                                                                     298              292
   Short-term notes payable                                                                     --              700
                                                                                        ----------       ----------

     Total Liabilities                                                                         487            1,125
                                                                                        ----------       ----------

Stockholders' Equity

   Preferred Stock, par value $.01 per share, 25,000,000 shares  authorized;  no
     shares issued or outstanding                                                               --               --

   Common  Stock,  par  value  $.01 per  share,  75,000,000  shares  authorized;
     10,315,809 and 10,142,034 shares issued and outstanding, respectively
                                                                                               103              102

   Additional paid-in capital                                                               76,559           75,523

   Cumulative dividends declared                                                           (20,295)         (12,897)
   Cumulative net income                                                                    18,941           11,982
                                                                                        ----------       ----------
     Dividends in excess of net income                                                      (1,354)            (915)
                                                                                        ----------       ----------

   Net unrealized holding losses on CMBS bonds                                              (3,389)          (4,245)
                                                                                        ----------       ----------

     Total Stockholders' Equity                                                             71,919           70,465
                                                                                        ----------       ----------

     Total Liabilities and Stockholders' Equity                                         $   72,406       $   71,590
                                                                                        ==========       ==========


                       See Notes to Financial Statements.

                             COMMERCIAL ASSETS, INC.

                              STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                                             Year Ended December 31,
                                                                -----------------------------------------------
Revenues                                                          1996                1995                1994
                                                                ---------           ---------          ---------

   CMBS bonds                                                   $   9,838           $   8,980          $   5,938
   Interest                                                           319                 189              1,126
                                                                ---------           ---------          ---------

     Total Revenues                                                10,157               9,169              7,064
                                                                ---------           ---------          ---------

Expenses

   Management fees                                                  1,425               1,151                598
   General and administrative                                         805               1,393              1,220
   Elimination of DERs                                                966                  --                 --
   Interest                                                             2                 249                319
                                                                ---------           ---------          ---------

     Total Expenses                                                 3,198               2,793              2,137
                                                                ---------           ---------          ---------


Net Income                                                      $   6,959           $   6,376          $   4,927
                                                                =========           =========          =========



Net income per share                                            $     .68           $     .63          $     .49

Weighted-average shares outstanding                                10,247              10,104             10,047

Dividends per share
     Regular dividends                                          $     .68           $     .68          $     .50
     Special dividends                                                .04                  --                .03
                                                                ---------           ---------          ---------
                                                                $     .72           $     .68          $     .53
                                                                =========           =========          =========


                       See Notes to Financial Statements.

                             COMMERCIAL ASSETS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1996, 1995 and 1994

                                 (In thousands)


                                                                                                      Net
                                                                                                   Unrealized
                                                                     Additional   Dividends In      Holding             Total
                                               Common Stock           Paid-In       Excess of      Losses on         Stockholders'
                                         Shares         Amount        Capital      Net Income      CMBS Bonds           Equity
                                         ------         ------        -------      ----------      ----------         ---------

Balances - December 31, 1993              10,039       $  100       $  74,900      $    (24)        $    --           $  74,976

Issuance of Common Stock                      14            1              94            --              --                  95
Net income                                    --           --              --         4,927              --               4,927
Dividends                                     --           --              --        (5,326)             --              (5,326)
                                         -------       ------       ---------      --------         -------           ---------

Balances - December 31, 1994              10,053          101          74,994          (423)             --              74,672

Issuance of Common Stock                      89            1             529            --              --                 530
Net income                                    --           --              --         6,376              --               6,376
Dividends                                     --           --              --        (6,868)             --              (6,868)
Unrealized depreciation of CMBS bonds         --           --              --            --          (4,245)             (4,245)
                                         -------       ------       ---------      --------         -------           ---------

Balances - December 31, 1995              10,142          102          75,523          (915)         (4,245)             70,465

Issuance of Common Stock                     174            1           1,036            --              --               1,037
Net income                                    --           --              --         6,959              --               6,959
Dividends                                     --           --              --        (7,398)             --              (7,398)
Unrealized appreciation of CMBS bonds         --           --              --            --             856                 856
                                         -------       ------       ---------      --------         -------           ---------

Balances - December 31, 1996              10,316       $  103       $  76,559      $ (1,354)        $(3,389)          $  71,919
                                         =======       ======       =========      ========         =======           =========


                       See Notes to Financial Statements.

                             COMMERCIAL ASSETS, INC.

                            STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                            Year Ended December 31,
                                                                   --------------------------------------------
                                                                      1996            1995               1994
                                                                   --------         --------          ---------
Cash Flows From Operating Activities
   Net income                                                      $  6,959         $  6,376          $   4,927
   Adjustments  to reconcile net income to net cash flows from operating activities:
     Amortization of discount on CMBS bonds and other assets         (2,155)            (638)              (331)
     Issuance of Common Stock for elimination of DERs                   941               --                 --
     Decrease (increase) in accrued interest receivable                  78                6               (569)
     Increase in accounts payable and accrued liabilities               157              329                481
     (Increase) decrease in other assets                                (60)              78                (76)
                                                                   --------         --------          ---------

Net Cash Provided By Operating Activities                             5,920            6,151              4,432
                                                                   --------         --------          ---------

Cash Flows From Investing Activities
   Principal collections from CMBS bonds                              9,857              554                377
   Acquisitions of CMBS bonds                                            --               --            (65,628)
   Acquisition of restricted cash                                        --               --                (96)
                                                                   --------         --------          ---------

Net Cash Provided By (Used In) Investing Activities                   9,857              554            (65,347)
                                                                   --------         --------          ---------

Cash Flows From Financing Activities
   Dividends paid                                                    (7,398)          (8,879)            (3,315)
   (Repayments) borrowings of short-term notes payable                 (700)          (9,595)            10,295
                                                                   --------         --------          ---------

Net Cash (Used In) Provided By Financing Activities                  (8,098)         (18,474)             6,980
                                                                   --------         --------          ---------

Cash and Cash Equivalents
   Increase (decrease)                                                7,679          (11,769)           (53,935)
   Beginning of period                                                  598           12,367             66,302
                                                                   --------         --------          ---------
   End of period                                                   $  8,277         $    598          $  12,367
                                                                   ========         ========          =========


                       See Notes to Financial Statements.

                             COMMERCIAL ASSETS, INC.

                          NOTES TO FINANCIAL STATEMENTS



A.       Organization

         Commercial Assets, Inc. ("the Company") was incorporated under Maryland law on August 11, 1993 by Asset Investors. The Company commenced operations on October 12, 1993, the date on which Asset Investors contributed $75,000,000 ($74,800,000 pursuant to the Contribution Agreement plus $200,000 cash) to the capital of the Company and distributed approximately 70% of the shares of Common Stock of Commercial Assets, Inc. to Asset Investors' shareowners. The Company's Common Stock is listed on the American Stock Exchange under the symbol "CAX."

         The Company's  day-to-day  operations are performed by Financial  Asset
Management LLC, (the "Manager") pursuant to the Management Agreement, a year-to-year agreement currently in effect through December 31, 1997. The Management Agreement is subject to the approval of a majority of the Independent Directors. Prior to April 1, 1996, the Company was managed by Financial Asset Management Corporation, a wholly owned subsidiary of MDC Holdings, Inc. ("MDC"). Effective April 1, 1996, Financial Asset Management LLC assumed the obligations of the Management Agreement. From April 1, 1996, through September 30, 1996, Financial Asset Management LLC was 80% owned by two wholly owned subsidiaries of MDC and 20% owned by Spencer I. Browne who was at the time the President, Chief Executive Officer and a Director of the Company. On September 30, 1996, MDC acquired Mr. Browne's 20% interest in Financial Asset Management LLC and then sold 100% of the Manager to an investor group led by Terry Considine and Thomas
L. Rhodes. In connection with the sale, Larry A. Mizel resigned as Chairman of the Board of Directors and Mr. Browne resigned as President, Chief Executive Officer and a Director of the Company. Terry Considine and Thomas L. Rhodes were elected as Co-Chairmen of the Board of Directors and Co-Chief Executive Officers and Leslie B. Fox was elected as President of the Company. No change has been made to the Management Agreement other than an extension, and Financial Asset Management LLC will continue its obligations under the Management Agreement.

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

         The Company owns, and the Manager administers on the Company's behalf, subordinate ownership interests in Commercial Mortgage Backed Securities, "CMBS bonds." The CMBS bonds are issued in commercial mortgage loan securitizations which generally are multi-class issuances of debt securities which are secured and funded as to the payment of principal and interest by a specific group of mortgage loans on multi-family or other commercial real estate.

         To date, the Company's primary emphasis has been on the acquisition of credit support classes of commercial securitizations backed by mortgage loans on multi-family real property.


                       See Notes to Financial Statements.

B.       Summary of Significant Accounting Policies

         CMBS bonds - Earnings from CMBS bonds are comprised of coupon interest and the amortization of the purchase discount. Amortization of the purchase discount is recognized by the interest method using a constant effective yield and assumes an estimated rate of future prepayments, defaults and credit losses which is adjusted for actual experience. The allowance for credit losses is equal to the undiscounted total of future estimated credit losses. In the event the Company adjusts the estimate of future credit losses, such adjustments would be included in current period earnings.

         The   Company   classifies   its  CMBS  bonds  as   available-for-sale.
Accordingly, the CMBS bonds are carried at fair value in the financial statements. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a net amount in stockholders' equity until realized. If the fair value of a CMBS bond declines below its amortized cost basis and the decline is considered to be "other than temporary," the amount of the write-down would be included in the Company's income (i.e., accounted for as a realized loss). The decline in fair value is considered to be other than temporary if the cost basis exceeds the related projected cash flow from the CMBS bond discounted at a risk-free rate of return.

         Fair Value of Financial Instruments - The fair value of the Company's CMBS bonds is discussed in Note C. The fair value of all other financial instruments of the Company generally approximate their carrying basis or amortized cost.

         Income Taxes - The Company intends to operate in a manner that will permit it to qualify for the income tax treatment accorded to a REIT. If it so qualifies, the Company's REIT income, with certain limited exceptions, will not be subject to federal or state income tax at the corporate level.
Accordingly, no provision for taxes has been made in the financial statements.

         In order to maintain its status as a REIT, the Company is required, among other things, to distribute annually to its shareowners at least 95% of its REIT income and to meet certain asset, income and stock ownership tests. Dividends declared in 1996, 1995 and 1994 represented ordinary income to the shareowners, in accordance with the Code.

         Net Income Per Share - Net income per share for the years ended December 31, 1996, 1995 and 1994 was based upon the weighted-average number of shares of Common Stock outstanding during each such period. In 1996, 1995 and 1994, the effect of unexercised stock options was not material with respect to net income per share.

         Statements of Cash Flows - For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and overnight cash investments are considered to be cash and cash equivalents. The Company paid interest expense in cash of $8,000, $290,000 and $278,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

         Non-cash investing and financing activities for the years ended December 31, 1996, 1995 and 1994 were as follows (in thousands):


                                                                    1996             1995              1994
                                                                  --------         --------          --------

Principal   collections   on  CMBS   bonds   transferred   to
    restricted cash                                                $ 1,214         $    397          $    275

Unrealized holding gains (losses) on CMBS bonds                    $   856         $ (4,245)         $     --

Distributions of Common Stock pursuant to DERs                     $    96         $    376          $    227

Distributions  of  Common  Stock  as  consideration  for  the
    elimination of DERs                                            $   941         $     --          $     --

Dividends declared but not yet paid                                $    --         $     --          $  2,011

         Use of Estimates - The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.       CMBS Bonds

         Based on the timing and amount of future credit losses estimated by the Company, the weighted-average, yield-to-maturity of the Company's CMBS bonds at December 31, 1996 and 1995, was 11.9%. The yield-to-maturity on the CMBS bonds acquired by the Company will be extremely sensitive to defaults on the mortgage loans collateralizing such CMBS bonds and the severity of losses resulting from such defaults. The losses are due to a decline in the value of the properties collateralizing the mortgage loans underlying the Company's CMBS bonds. The losses may not be apparent until the maturity dates of the mortgage loans as the property owner attempts to refinance or sell the property to repay the mortgage loan. The weighted-average lives of the mortgage loans generally coincide with the weighted-average lives of the CMBS bonds owned by the Company. The weighted-average lives listed in the table below indicate the approximate time until the maturity date of the Company's CMBS bonds.

         The Company's subordinate CMBS bonds provide credit support to the more
senior  bond  classes  of  the  related   commercial   securitization   and  are
collateralized by mortgage loans on multi-family  properties  located throughout the country. Generally, any loss on an individual mortgage loan, which comprises a portion of the collateral for all bond classes in a CMBS issuance, is absorbed by the Company to the extent of the principal  balance and interest  payments of the Company's  related CMBS bonds.  The mortgage loans  collateralizing  certain
CMBS bonds are held by a group of related entities,  none of which  individually represent greater than 10% of the mortgage loans  collateralizing  the Company's
CMBS  bonds.  The  Company's  exposure to loss from its CMBS bonds is limited to their amortized cost and restricted cash.

         In May 1996, two CMBS bonds (Aspen MHC,  Series  1994-1,  Classes C and
D-1) with an outstanding principal balance of $9,664,000 and net carrying value of $8,723,000 were redeemed eight years earlier than anticipated. The bonds were acquired on March 8, 1994, for $9,088,000, or 84.3% of their outstanding principal balance. Since the bonds were redeemed at par, $1,426,000 of discount amortization was included in earnings during the year ended December 31, 1996.

         The outstanding balance of the mortgage loans collateralizing the CMBS bonds and the outstanding principal of the CMBS bonds that are senior to the



Company's CMBS bonds was $912,879,000 and $818,291,000, respectively, at December 31, 1996. The Company provided an allowance for credit losses of $12,720,000 at December 31, 1996 and 1995 on certain of its CMBS bonds. At
December 31, 1996, a mortgage loan with an outstanding balance of $788,000, which collateralizes the Company's CMBS bonds, was foreclosed and subsequently refinanced with a new property owner. During the years ended December 31, 1996 and 1995, there were no credit losses charged to operations or write-downs charged against the allowance for credit losses. The mortgages which comprise the collateral for the Company's subordinate CMBS bonds are secured by apartment complexes in 36 states, with concentrations in Texas (26%), Arizona (13%) and Georgia (8%).

         Pursuant to the provisions of certain of the Company's CMBS bonds, cash collections which would otherwise be attributable to the Company's interests are required to be set aside in reserve accounts to support the eventual payment of more senior classes of CMBS bonds. At December 31, 1996 and 1995, the amounts set aside of $1,982,000 and $768,000, respectively, are shown as restricted cash on the balance sheet.

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

         THE  ESTIMATES  OF FAIR  VALUE  PRESENTED  HEREIN  ARE NOT  NECESSARILY
INDICATIVE  OF THE  AMOUNTS  THE  COMPANY  COULD  REALIZE  IN A  CURRENT  MARKET
EXCHANGE.  THE USE OF DIFFERENT MARKET ASSUMPTIONS,  VALUATION  METHODOLOGIES OR
BOTH MAY HAVE A MATERIAL  EFFECT ON THE ESTIMATES OF FAIR VALUE.  THE FAIR VALUE
ESTIMATES  PRESENTED  HEREIN ARE BASED ON  PERTINENT  INFORMATION  AVAILABLE  TO
MANAGEMENT  AS OF DECEMBER 31, 1996.  FUTURE  ESTIMATES OF FAIR VALUE MAY DIFFER
SIGNIFICANTLY FROM THE AMOUNTS PRESENTED HEREIN.

         The estimated fair value of the Company's CMBS bonds was $61,460,000 on
$89,297,000  of  outstanding  principal  of  bonds at  December  31,  1996,  and
$69,503,000 on  $100,368,000  of outstanding  principal of bonds at December 31,
1995. The estimate of fair value was  determined by discounting  the future cash flows  before  estimates  of credit  losses of the CMBS bonds at interest  rates equal to a spread over U.S.  Treasury rates with  comparable  terms to maturity.
The discount rates range from 10% to 27%. The interest rate spread over the U.S.
Treasury  rate was based  upon  current  market  information  of CMBS bonds with similar  characteristics.  The fair value of CMBS bonds will fluctuate over time due to, among other things,  changes in prevailing interest rates,  liquidity in the CMBS bonds market,  paydowns on the mortgage loans  collateralizing the CMBS bonds and changes in real estate  values of the related  commercial  properties.
The decline in fair value below  amortized  cost is considered  temporary,  and,
accordingly,   is  excluded  from  earnings  and  reported  as  a  component  of stockholders' equity.

         Certain of the Company's CMBS bonds are pledged as collateral for the Company's short-term notes payable (see Note D).



         Presented below is a schedule of the CMBS bonds owned by the Company as of December 31, 1996 and 1995 (dollar amounts in thousands):

                                                                  Weighted-                                      Outstanding Balance
                                                       Maturity    Average     Date                  Senior        at December 31,
                Description                   Coupon     Date      Life(5)   Acquired   Rating    CMBS Bonds(4)    1996       1995
--------------------------------------------  ------   --------   --------   --------  --------   -------------  --------  --------
Kidder, Peabody Acceptance Corporation I,
  Series 1993-M2, Class E(1)                   8.88%     8/2021     3.7 yrs  11/16/93      BB       $ 79,744    $ 10,000   $ 10,000
Lehman Capital Corporation Trust
  Certificate, Series 1994-2(2)                6.50%    10/2003     6.8       2/24/94   Unrated                    2,143      2,143
Lehman Capital Corporation Trust
  Certificate, Series 1994-3                   6.50%    10/2003     6.8       2/24/94   Unrated      125,892       4,162      4,162
Aspen MHC, Series 1994-1, Class C(3)                                                                                  --      6,261
Aspen MHC, Series 1994-1, Class D-1(3)                                                                                --      3,596
Fannie Mae Multi-Family REMIC Trust
  1994-M2, Class C(6)                          7.99%     1/2001     3.9       3/30/94   Unrated      321,980      10,704     11,587
Fannie Mae Multi-Family REMIC Trust
  1994-M2, Class D(6)                          8.18%     1/2004     6.7       3/30/94   Unrated                   38,384     38,715
DLJ Mortgage Acceptance Corporation,
  Series 1994-MF4, Class B-3                   8.50%     4/2001     4.3       6/15/94      B          91,521       3,136      3,136
DLJ Mortgage Acceptance Corporation,
  Series 1994-MF4, Class C                     8.50%     4/2001     4.3       6/15/94   Unrated                    4,183      4,183
Kidder, Peabody Acceptance Corporation I,
  Series 1994-M1, Class C                      8.25%    11/2002     4.6      11/29/94      B         199,154       8,930      8,930
Kidder, Peabody Acceptance Corporation I,
  Series 1994-M1, Class D                      8.25%    11/2002     4.9      11/29/94   Unrated                    7,655      7,655
                                               ----                 ---                             --------    --------   --------
     Total outstanding balance                 8.15%                5.5 yrs                         $818,291      89,297    100,368
                                               ====                 ===                             ========

Unamortized discount(7)                                                                                          (12,077)   (14,393)
Allowance for credit losses(7)                                                                                   (12,720)   (12,720)
Unamortized acquisition costs(7)                                                                                     349        493
                                                                                                                 --------   --------
     Amortized cost                                                                                               64,849     73,748
Net unrealized holding losses(7)                                                                                  (3,389)    (4,245)
                                                                                                                --------   --------
Total net book value                                                                                            $ 61,460   $ 69,503
                                                                                                                ========   ========

------------------------------------------------------------------
1    The Company has a 75.2% ownership interest in this CMBS bond.
2    The Company has a 51.7% ownership interest in this CMBS bond.
3    These bonds redeemed in May 1996.
4 The outstanding principal balance at December 31, 1996, of the CMBS bonds senior to the Company's subordinate CMBS bond classes. The amount is aggregated for classes from a single issuance.
5    Remaining weighted-average life at December 31, 1996.
6    Payment of principal and interest is not guaranteed by FNMA.
7    The amounts are specifically identified to individual CMBS bonds.

D.       Short-Term Notes Payable

         The Company renewed its Loan and Security Agreement collateralized by four CMBS bonds (FNMA 94-M2C, FNMA 94-M2D, Kidder 94-M1C and Kidder 94-M1D) through November 29, 1997. No borrowings were outstanding on this line at December 31, 1996 or 1995 and $21,616,000 was available to be borrowed. Advances bear interest based upon a spread over the LIBOR. The Loan and Security Agreement contains certain covenants with which the Company was in compliance at December 31, 1996 and 1995. The amount the Company will be able to borrow under its secured credit facility is subject to lender approval and will vary depending on the value of the collateral pledged to secure such facility.

         On July 19, 1996, the Company renewed a one-year, unsecured line of credit with a bank for $1,000,000. Advances under this line bear interest at prime. Two of the Company's Independent Directors were members of the Board of Directors of the holding company of the bank during 1995 and 1996. At December 31, 1996, no advances were outstanding on this line of credit. At December 31, 1995, $700,000 was outstanding on this line of credit at an interest rate of 8.5% per annum.

E.       Stock Option Plan

         The Company has a Stock Option Plan for the issuance of non-qualified stock options to its directors and officers which as of January 1, 1997 and 1996, permits the issuance of up to an aggregate of 947,693 and 701,948, respectively, shares of Common Stock. The exercise price for stock options may not be less than 100% of the fair market value of the shares of Common Stock at the date of the grant. Each of the stock options granted to date has a five-year term.

         Prior to May 30, 1996, stock options granted under the Stock Option Plan automatically accrued dividend equivalent rights ("DERs") based on: (i) the number of shares underlying the unexercised portion of the option; (ii) dividends declared on the outstanding shares of the Company between the option grant date and the option exercise date; and (iii) the market price of the shares on the dividend record date. DERs were paid in shares of Common Stock (or in other property that constituted the dividend) at the time of each dividend distribution. During the years ended December 31, 1996, 1995 and 1994, the Company incurred $96,000, $376,000 and $227,000, respectively, of general and administrative expenses from DERs covering 16,362, 63,566 and 36,485, respectively, shares of Common Stock which were subject to issuance pursuant to options granted under the Plan.

         On May 30, 1996, the Company's shareowners approved an amendment to the Stock Option Plan which provided for the issuance of Common Stock in exchange for the elimination of the accrual of DERs for options granted under the Stock Option Plan. Pursuant to the amendment, the Company incurred a $966,000 charge (a $941,000 non-cash charge from the issuance of 157,413 shares of Common Stock plus $25,000 of transactions costs) during 1996.

         Presented below is a summary of the changes in stock options for the three years ended December 31, 1996. The options outstanding at December 31, 1993 were granted at the inception of the Company. As of December 31, 1996, the outstanding options have exercise prices ranging from $5.62 to $7.50 and have a remaining weighted-average life of 2.1 years.

                                                      Average
                                                      Exercise
                                                       Price             Shares
                                                      -------            -------
Outstanding - December 31, 1993                        $ 7.50            311,500
     Granted                                             6.32            169,500
                                                       ------            -------
Outstanding - December 31, 1994                          7.09            481,000

     Granted                                             6.15             92,500
                                                       ------            -------
Outstanding - December 31, 1995                          6.94            573,500

     Granted                                             5.86             82,500
     Forfeited                                           6.68              8,500
                                                       ------            -------
Outstanding - December 31, 1996                        $ 6.80            647,500
                                                       ======            =======

        As of December 31, 1996, no options have expired or been exercised. Options granted to date vest over a two year period. As of December 31, 1996, 1995 and 1994, 453,500, 484,875, and 318,375, respectively, of the outstanding options were exercisable.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation." Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using an option pricing model.

         Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         During the years ended December 31, 1996 and 1995, the estimated weighted-average, grant-date fair value of options granted was $.45 and $.23, respectively, and the estimated total fair value of options granted was $27,000 and $30,000, respectively. The pro forma net income of the Company reflecting the fair value of options granted was $6,932,000 ($.68 per share) and $6,346,000 ($.63 per share) for the years ended December 31, 1996 and 1995, respectively. The estimated fair value of the options is amortized to expense over the options' vesting period. The Company assumed a life of five years and risk-free interest rate equal to the Five-Year U.S. Treasury rate on the date the options were granted. In addition, the expected stock price volatility and dividends growth rates were estimated based upon historical averages over the three years ended December 31, 1996.

F.       Other Matters

         The Company operates under a Management Agreement with the Manager, pursuant to which the Manager advises the Company on its business and oversees its day-to-day operations, subject to the supervision of the Company's Board of Directors.

         The Company's  day-to-day  operations are performed by Financial  Asset
Management LLC, (the "Manager") pursuant to the Management Agreement, a year-to-year agreement currently in effect through December 31, 1997. The Management Agreement is subject to the approval of a majority of the Independent Directors. Prior to April 1, 1996, the Company was managed by Financial Asset Management Corporation, a wholly owned subsidiary of MDC Holdings, Inc. ("MDC"). Effective April 1, 1996, Financial Asset Management LLC assumed the obligations of the Management Agreement. From April 1, 1996, through September 30, 1996, Financial Asset Management LLC was 80% owned by two wholly owned subsidiaries of MDC and 20% owned by Spencer I. Browne who was at the time the President, Chief Executive Officer and a Director of the Company. On September 30, 1996, MDC acquired Mr. Browne's 20% interest in Financial Asset Management LLC and then sold 100% of the Manager to an investor group led by Terry Considine and Thomas
L. Rhodes. MDC received sales proceeds of $11,450,000, including $6,000,000 of cash and $5,450,000 of subordinated convertible notes. The notes are payable at specified dates during the next ten years and are convertible, under certain circumstances, into as much as a 47.6% ownership interest in Financial Asset Management LLC.

         In connection with the sale, Larry A. Mizel resigned as Chairman of the Board of Directors and Mr. Browne resigned as President, Chief Executive Officer and a Director of the Company. Terry Considine and Thomas L. Rhodes were elected as Co-Chairmen of the Board of Directors and Co-Chief Executive Officers and Leslie B. Fox was elected as President of the Company. No change has been made to the Management Agreement other than an extension, and Financial Asset Management LLC will continue its obligations under the Management Agreement.

         During the years ended December 31, 1996, 1995 and 1994, the Company's total management fees were $1,425,000, $1,151,000 and $924,000, respectively, consisting of: (i) Base Fees of $654,000, $751,000 and $556,000, respectively;
(ii)  Administrative  Fees of $58,000,  $65,000 and $42,000,  respectively;  and
(iii) Incentive Fees of $713,000, $335,000 and $0, respectively. There were no acquisition fees incurred during 1996 and 1995 while $326,000 were incurred during 1994. Acquisition Fees are capitalized as part of the cost of acquiring CMBS bonds.

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

         The officers and certain directors of the Company also serve as officers, employees, directors or all three of Asset Investors and the Manager.

         At December 31, 1995, the shares of Common Stock owned by MDC represented 0.8% of the outstanding shares of Common Stock.

G.       Selected Quarterly Financial Data (unaudited)

         Presented below is selected quarterly financial data for the years ended December 31, 1996 and 1995 (in thousands, except per share data).

                                                                       Three Months Ended,
                                             -----------------------------------------------------------------------
1996                                             December 31,      September 30,        June 30,       March 31,
-------------------------------------------- ----------------- ------------------ --------------- ------------------
Revenues                                              2,146             2,167              3,526            2,318
Net income                                            1,595             1,765              1,992            1,607
Net income per share                                    .16               .17                .19              .16
Regular dividends declared per share                    .17               .17                .17              .17
Special dividends declared per share                     --               .04                 --               --

Stock prices (1)
     High                                             6-3/4             6-1/2              6-1/4            6-1/8
     Low                                             6-3/16             5-7/8              5-3/4            5-3/4
Common Stock outstanding                         10,315,809        10,315,809         10,315,809       10,158,396

1995
-------------------------------------------- ----------------- ------------------ --------------- ------------------
Revenues                                             $2,325            $2,243             $2,240           $2,349
Net income                                            1,508             1,686              1,649            1,533
Net income per share                                    .15               .17                .16              .15
Regular dividends declared per share                    .17               .17                .17              .17

Stock prices (1)
     High                                                 6            6-5/16              6-1/2            6-3/8
     Low                                              5-5/8             5-3/4              5-3/4            5-1/2
Common Stock outstanding                         10,142,034        10,124,698         10,092,674       10,078,468

---------------
1    Daily closing prices as reported on the AMEX Composite Tape.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      Name               Age        Position(s) Held with the Company
--------------------------------------------------------------------------------
Terry Considine          49    Co-Chairman of the Board of Directors (Class II)
                               and Co-Chief Executive Officer
Thomas L. Rhodes         57    Co-Chairman of the Board of Directors (Class III)
                               and Co-Chief Executive Officer
Leslie B. Fox            38    President and Chief Operating Officer
Kevin J. Nystrom         37    Senior Vice President and Chief Financial Officer
Elliot H. Kline          56    Independent Director (Class III) and Chairman of
                               the Audit Committee and Member of the Nominating
                               Committee
Richard L. Robinson      67    Independent Director (Class I) and Member of the
                               Audit and Nominating Committees
Tim Schultz              48    Independent Director (Class I) and Member of the
                               Audit and Nominating Committees
Bruce D. Benson          58    Director (Class II)
William J. White         59    Independent Director (Class I) and Member of the
                               Audit and Nominating Committees

         Terry Considine was elected Co-Chairman of the Board and Co-Chief Executive Officer of the Company and of Commercial Assets on October 1, 1996. Since July 1994, Mr. Considine has also been Chairman of the Board of Directors, President and Chief Executive Officer of Apartment Investment and Management Company ("AIMCO"), a REIT that owns and manages multi-family housing complexes. He is the sole owner of Considine Investment Co. and prior to July 1994, was owner of approximately 75% of Property Asset Management, L.L.C., a Colorado limited liability company, and its related entities (collectively, "PAM"), one of the AIMCO predecessors. Mr. Considine also became an owner and Director of the Manager, Financial Asset Management LLC on October 1, 1996. He served as a Colorado State Senator from 1987-1992 and in 1992 was the Republican nominee for election to the United States Senate from Colorado.

        Thomas L. Rhodes was elected Co-Chairman of the Board and Co-Chief Executive Officer of the Company and of Commercial Assets on October 1, 1996. Mr. Rhodes has also been a Director of AIMCO since July 1994. Mr. Rhodes also became an owner and Director of the Manager on October 1, 1996. Mr. Rhodes has served as the President and a Director of National Review magazine since 1992. From 1976 to 1992, he held various positions at Goldman, Sachs & Co. and was elected a General Partner in 1986. He also served as a Director of Underwriters Reinsurance Corporation from 1987 to 1993 and was a member of the Advisory Board of TransTerra Co. during 1993. He currently serves as a Director of Delphi Financial Group, Inc. and its subsidiaries, The Lynde and Harry Bradley Foundation, and the Reserve Special Portfolio Trusts. Mr. Rhodes is Chairman of the Empire Foundation for Policy Research, a Trustee of The Heritage Foundation, a Trustee of The Manhattan Institute, a Board Member of the National Center for Neighborhood Enterprise and a Member of the Council on Foreign Relations.

         Leslie B. Fox has served as President and Chief Operating Officer of the Company and of Commercial Assets since October 1996, served as Executive Vice President and Chief Operating Officer of the Company and Commercial Assets from February 1995 through September 1996 and served as a Vice President of the Company from November 1993 until February 1995. From November 1993 until February 1995, she was an Executive Vice President, Chief Investment Officer and Assistant Secretary of Commercial Assets. Ms. Fox has been employed by the Manager since November 1993 and served as a Vice President of the Manager from February 1995 through September 1996 and as President since October 1, 1996. From 1991 to 1993, Ms. Fox was Senior Vice President of NHP Capital Corp. in Washington, D.C., a subsidiary of NHP, Inc. From 1987 to 1991, Ms. Fox was Vice President of Finance/MIS at NHP Property Management Inc., also a subsidiary of NHP, Inc.

         Kevin J. Nystrom has served as Senior Vice President and Chief Financial Officer of the Company and Commercial Assets since October 1996, and served as Vice President and Chief Accounting Officer of the Company from January 1993 through September 1996 and of Commercial Assets from its organization through September 1996. He has been employed by the Manager since September 1992. Prior to joining the Manager, Mr. Nystrom held a series of positions, most recently as a Senior Manager, with Deloitte & Touche from January 1985 to August 1992.

         Elliot H. Kline has served as a Director of the Company since September 1988, as a member of the Audit Committee since December 1988, Chairman of the Audit Committee since November 1990 and as a member of the Nominating Committee since April 1989. Dr. Kline has served as Executive-in-Residence at Arizona State University-West since August 1993. Dr. Kline served as President of In The Interim Management Consulting, a firm specializing in consulting to universities, from 1989 to 1993. Dr. Kline served as the Dean of the College of Business Administration at the University of Denver from 1987 to 1989; as the Dean and a Professor of the School of Business and Public Administration at the University of the Pacific from 1977 to 1987; and as the Director and an Associate Professor of the Institute of Public Affairs and Administration at Drake University from 1970 to 1977.

         Richard L. Robinson has served as a Director of the Company and as a member of the Nominating Committee since January 1990 and a member of the Audit Committee since August 1993. Mr. Robinson has served as Chairman of the Board of Directors and Chief Executive Officer of Robinson Dairy, Inc., a Denver-based institutional dairy products manufacturer and distributor, since 1975 and prior thereto served in various executive positions with that company for 20 years. Mr. Robinson also serves as a Director of First Bank System, Minneapolis, Minnesota. He is active in numerous civic and charitable organizations, is Past Chairman of the Greater Denver Chamber of Commerce and a Past President of the State Board of Agriculture, the governing body for the Colorado State University System.

         Tim Schultz has been a Director of the Company since July 1994 and is a member of the Audit and Nominating Committees. He is President and Executive Director of the Boettcher Foundation, a Colorado not-for-profit, charitable corporation, and from August 1994 until November 1995, he was Chairman and President of Colorado Open Lands, a Colorado not-for-profit corporation. From 1990 until August 1994, he was employed by the law firm of Arnold & Porter as a Consultant-Corporate/Government Relations with responsibilities ranging from serving as chairman of a large land trust to representing clients' needs in connection with state and local government issues. From May 1987 to July 1990, Mr. Schultz served as Executive Director of the State of Colorado Department of Local Affairs and from November 1983 to May 1987, as Commissioner of Agriculture for the State of Colorado Department of Agriculture, both cabinet level positions. From 1987 to 1991, he served as Chairman of the Colorado Economic Development Commission.

         Bruce D. Benson has served as a Director of the Company and Commercial Assets since October 1996 and previously served as a Director of the Company and a member of the Nominating Committee from February 1992 through November 1993. Effective October 1, 1996, Mr. Benson became an Owner of the Manager. For the past 28 years, he has been President and Owner of Benson Mineral Group, Inc., a domestic oil and gas production company located in Denver, Colorado. He serves on numerous Boards of Trustees and Boards of Directors, including President, Denver Zoological Foundation; Chairman and Past President, Boy Scouts of America, Denver Area Council; Past President and the Board of Trustees, Berkshire School, Sheffield, Massachusetts; Past Trustee, Smith College, Northampton, Massachusetts; past Chairman, Colorado Commission on Higher Education; and past member, Board of Directors, Colorado University Foundation. In 1994, he was the Republican nominee for the Governor of Colorado.

         William J. White has served a Director of the Company since December 1996. Mr. White has served as Chairman of Bigelow and Co., an investment banking firm located in Denver, Colorado that specializes in municipal and corporate finance, since 1995. From 1992 through 1995, Mr. White was President and owner of First Denver Financial Corporation and in 1991 and 1992, was President of Affiliated Capital Markets, a division of Affiliated National Bank. Prior to these positions, Mr. White served in various positions culminating as Chairman of Kirchner Moore and Company.

Compliance With Section 16(a) of the Exchange Act

         The Company's executive officers and Directors are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership of securities of the Company with the Securities and Exchange Commission and the New York Stock Exchange, Inc. Copies of those reports also must be furnished to the Company. Based solely upon a review of the copies of reports furnished to the Company and written representations that no other reports were required, the Company believes that for the year ended December 31, 1996, all required reports were filed on a timely basis.

Item 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

         The Company does not pay a salary, bonus or any other compensation to its executive officers, other than stock options and prior to May 28, 1996, dividend equivalent rights ("DERs") related to stock options granted to officers and others from time to time under the Stock Option Plan. The Company does not have any long-term incentive programs. The Manager provides (at its expense) all personnel necessary to conduct the regular business of the Company. The Manager receives various fees for advisory and other services performed under the management agreement between the Company and the Manager. All salaries, bonuses and other compensation (except stock options and DERs) received by the executive officers of the Company are paid by the Manager. The Manager has not allocated any portion of the compensation paid by it to the Company's executive officers specifically for their services to the Company.

         The following table sets forth information regarding compensation paid to the Company's Chief Executive Officers:


                                                                                    Long-Term Compensation (1)
                                                                                       Awards-Securities
                 Name and Principal Positions                       Year          Underlying Options (Shares)
-------------------------------------------------------------------------------------------------------------------
Spencer I. Browne, President and Chief Executive Officer
through September 30, 1996                                          1996                   200,000
                                                                    1995                    70,000
                                                                    1994                    99,977

Terry Considine, Co-Chief Executive Officer, effective
October 1, 1996                                                     1996                        --

Thomas L. Rhodes, Co-Chief Executive Officer, effective
October 1, 1996                                                     1996                        --

------------------------
1 All options granted under the Stock Option Plan have an exercise price equal to 100% of the market price of the Common Stock on the date of grant, are exercisable for a five-year term and, prior to May 28, 1996, automatically accrued DERs related to dividends declared on the outstanding shares of Common Stock between the date the option was granted and the date the option was exercised. Options granted to Mr. Browne are fully vested. Amounts do not reflect 9,023, 49,241 and 28,861 shares of Common Stock related to DERs which accrued during 1996, 1995 and 1994, respectively. Additionally, on May 28, 1996, Mr. Browne received 82,987 shares of Common Stock in exchange for the elimination of the accrual of DERs on stock options held by him.

Option Grants in 1996

The following table reflects information regarding the options granted to the Company's Chief Executive Officers during 1996.


                                                                                           Potential Realizable
                                                                                             Value at Assumed
                                                                                             Annual Rates of
                                                                                               Stock Price
                                                                                             Appreciation for
                                               Individual Grants                               Option Term
                        ------------------------------------------------------------------------------------------
                                            Percent of
                             Number of         Total
                            Securities      Options/SARs     Exercise
                            Underlying       Granted to      or Base
                              Options       Employees in      Price           Expiration
         Name                Granted (1)      1996 (2)       ($/Share) (1)       Date           5%         10%
------------------------------------------------------------------------------------------------------------------
    Spencer I. Browne        110,000            22.2%          3.125           04/09/01     $  94,972    $209,863
                              90,000            18.1%          3.375           07/30/01        83,921     185,442
                             ------------------------                                       ---------    --------
                             200,000            40.3%                                        $178,893    $395,305

    Terry Considine               --              --              --                 --            --          --

    Thomas L. Rhodes              --              --              --                 --            --          --



         There were no Stock Appreciation Rights ("SARs") granted by the Company during December 31, 1996.

-----------
1    See footnote 1 to the "Summary Compensation Table" above.

2 The Company has no employees. The percentage reflected relates to all options granted to employees of the Manager who are officers of the Company or to employees of the Manager whose time is devoted substantially to the Company. See "Summary Compensation Table" above.

 Aggregate Option Exercises During 1996 and Fiscal Year-End Option Value Table

         The following table reflects the options exercised by the Company's Chief Executive Officers during the year ended December 31, 1996, and the number of shares of Common Stock covered by exercisable stock options as of December 31, 1996 (all stock options were exercisable at December 31, 1996).

                                                                             Number of
                                                                             Securities           Value of
                                                                             Underlying         Unexercised
                                        Number of                          Unexercised         In-The-Money
                                     Shares Acquired                         Options at          Options at
                Name                   on Excerise   Value Realized (1) December 31, 1996  December 31, 1996 (2)
----------------------------------------------------------------------------------------------------------------
Spencer I. Browne                        89,296          $180,491             304,135           $205,595

Terry Considine                              --                --                  --                 --

Thomas L. Rhodes                             --                --                  --                 --

--------------------
1 The value was computed from the closing price of the Company's Common Stock on June 6, 1996, the date the options were exercised, or $3.375 per share.
2 The closing price of the Company's Common Stock on December 31, 1996, was $3.625 per share.

         Notwithstanding anything to the contrary contained in any of the Company's filings with the SEC under the Securities Act of 1933 or the Securities Exchange Act of 1934, the following Board Report on Executive Compensation shall not be incorporated into any future filings with the SEC.

Board Report on Executive Compensation

         The Board of Directors of the Company has not established a Compensation Committee. The Board is responsible for determining grants of stock options under the Stock Option Plan. The Board believes that stock options link management and shareowner interests and motivate executives to make long-term business and operating decisions that will serve to increase the long-term total return to shareowners.

         The Board awarded stock options to the executive officers of the Company during 1996 as an incentive for the executive officers with respect to, among other things, implementation of the Company's business plan and as compensation for attaining performance goals as determined by the Board. Specifically, when granting these options, the Board considered the following specific accomplishments of management: (i) the significant increase in the Company's stock price during 1996; (ii) the acquisition of approximately $60 million par value at acquisition of high-yield, non-agency bonds backed by home mortgage loans in 1996; (iii) increasing the Company's net income from ongoing operations and distributions to shareowners during 1996; and (iv) through its ownership of approximately 27% of Commercial Assets participating in the market for commercial real estate securitizations.

         Except with respect to compensation paid under the Stock Option Plan, the Board has no role in setting the compensation policies of or the levels of compensation paid to the Company's executive officers whether in the form of salaries, bonuses or other annual compensation. Pursuant to the Management Agreement, such compensation is paid by the Manager. See "Summary Compensation Table" above.

                             THE BOARD OF DIRECTORS

             Terry Considine, Co-Chairman        Tim Schultz
             Thomas L. Rhodes, Co-Chairman       Bruce D. Benson
             Elliot H. Kline                     William J. White
             Richard L. Robinson

Compensation Paid to Directors

         During 1996, each Independent Director of the Company received a fee of $2,500 a month plus $300 for each meeting of the Board of Directors or committee thereof attended. In addition, all Directors are reimbursed for expenses related to their attendance at Board of Directors and committee meetings.

         The former Chairman of the Board was granted five-year, non-qualified stock options under the Stock Option Plan to purchase 110,000 shares of Common Stock for $3.125 per share on April 9, 1996, and to purchase 90,000 shares of Common Stock for $3.375 per share on July 30, 1996. These options are fully vested.

         The Independent Directors of the Company also are eligible to receive grants of stock options under the Stock Option Plan. During the year ended December 31, 1996, Messrs. Kline, Robinson and Schultz each were granted non-qualified stock options to purchase 20,000 shares of Common Stock for $3.125 per share on April 9, 1996, and to purchase 25,000 shares of Common Stock for $3.375 per share on July 30, 1996. The options granted are exercisable as to 50% on the date of grant and as to 25% on each of the two succeeding anniversaries of the date of grant. See Note 1 to the Summary Compensation Table above for the other material terms of these stock options.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The table below sets forth, as of February 28, 1997, the number of shares of Common Stock beneficially owned by each director and each executive officer of the Company named in the Summary Compensation Table, individually, and the number of shares beneficially owned by all of the Company's directors and executive officers as a group, which information was furnished in part by each such person.

                                                                     Amount and Nature of
  Name of Beneficial Owner (1)         Beneficial Ownership (2)      Percent of Class (3)
  ---------------------------------------------------------------------------------------
  Terry Considine                                  --                        *
  Thomas L. Rhodes                                 --                        *
  Elliot H. Kline                             186,222                        *
  Richard L. Robinson                         193,140                        *
  Tim Schultz                                  87,303                        *
  Bruce D. Benson                                  --                        *
  William J. White                                 --                        *
  All directors and executive
  officers as a group (nine persons)          493,869                      2.0%

--------------------
*     Denotes  ownership of less  than 1% of  the outstanding shares  of  Common
      Stock.

1 Includes, where applicable, shares of Common Stock owned by such person's minor children and spouse and by other related individuals and entities. Unless otherwise indicated, such person has sole voting and investment power as to the shares listed.

2 Includes the following shares of Common Stock which such persons had the right to acquire within 60 days after February 28, 1997, through the exercise of stock options granted under the Stock Option Plan: Elliot H. Kline - 107,848 shares; Richard L. Robinson - 107,848 shares; Tim Schultz
      - 58,760 shares; and all directors and executive officers as a group - 292,956 shares.

3 All shares of Common Stock which a person had the right to acquire within 60 days after February 28, 1997, were deemed to be outstanding for the purpose of computing the "Percent of Class" owned by such person but were not deemed to be outstanding for the purpose of computing the "Percent of Class" owned by any other person. At February 28, 1997, 24,843,345 shares of Common Stock were outstanding.

         As of February 28, 1997, no person or group was known to the Company to be a beneficial owner of more than 5% of its Common Stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Compensation Committee Interlocks and Insider Participation

        Messrs. Considine and Rhodes each serve as an Executive Officer and Director of the Company and Mr. Benson serves as a Director of the Company. Additionally, Messrs. Considine, Rhodes and Benson combined have an 82% ownership interest in the Manager. The Manager receives management fees from the Company under the Management Agreement. Messrs. Considine, Rhodes and Benson may be deemed to have an interest in the Management Agreement, even though the Management Agreement has been approved by the Independent Directors.

         From time-to-time, the Company engaged PageWorks + Tri Design ("PageWorks"), a marketing and communications firm owned by the brother-in-law of the former Chairman of the Board, Mr. Mizel, for graphic design, artwork and other services related to the Company's shareowner reports. During 1996, the Company paid PageWorks approximately $23,000.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)          Documents filed as part of this report:

1. The following consolidated financial statements of the Company and of Commercial Assets, Inc. (a significant, unconsolidated subsidiary of the Company) are included in Part II, Item 8 of this Annual Report on Form 10-K:

    Asset Investors Corporation:                                            PAGE

             Report of Independent Auditors..............................    F-2

             Consolidated Balance Sheets as of December 31,
             1996 and 1995...............................................    F-3

             Consolidated Statements of Operations for the
             years ended December 31, 1996, 1995 and 1994................    F-4

             Consolidated  Statements of Stockholders'
             Equity for the years ended December 31, 1996,
             1995 and 1994...............................................    F-5

             Consolidated  Statements  of Cash Flows for the years
             ended December 31, 1996, 1995 and 1994......................    F-6

             Notes to Consolidated Financial Statements..................    F-7

    Commercial Assets, Inc. (a significant unconsolidated subsidiary of the Company):

             Report of Independent Auditors.............................    F-18

             Balance Sheets as of December 31, 1996 and 1995............    F-19

             Statements of Income for the years ended
             December 31, 1996, 1995 and 1994...........................    F-20

             Statements of Stockholders' Equity for the years
             ended December 31, 1996, 1995 and 1994.....................    F-21

             Statements of Cash Flows for the years ended
             December 31, 1996, 1995 and 1994...........................    F-22

             Notes to Financial Statements..............................    F-23

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

         3.2 By-laws of the Registrant, as amended and restated (incorporated herein by reference to Exhibit 3.3 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1993, Commission File No. 1-9360 filed March 31, 1994).

         3.2(a) June 21, 1994 Amendment to the By-laws of the Registrant (incorporated herein by reference to Exhibit 3.3(b) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1994, Commission File No. 1-9360 filed March 30, 1995).

         3.2(b) March 15, 1995 Amendment to the By-laws of the Registrant (incorporated herein by reference to Exhibit 3.3(c) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1994, Commission File No. 1-9360 filed March 30, 1995).

         3.2(c)      January  14,   1997,   Amendment  to  the  By-laws  of  the
                     Registrant.

         4 Form of certificate representing Common Stock of the Registrant (incorporated herein by reference to Exhibit
                     10.15 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1988, Commission File No. 1-9360, filed on April 5, 1989).

         4.1 Automatic Dividend Reinvestment Plan relating to the Common Stock of the Registrant, as amended (incorporated herein by reference to Exhibit 28 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1991, Commission File No. 1-9360, filed on March 30, 1992).

         4.2 Revolving Credit and Term Loan Agreement, dated as of July 24, 1996, by and between the Registrant and First Bank National Association (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1996, Commission File No. 1-9360, filed on August 14, 1996).

         4.2(a) Pledge Agreement, dated as of July 24, 1996, by and between the Registrant and First Bank National Association (incorporated herein by reference to Exhibit 4.1(a) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1996, Commission File No. 1-9360, filed on August 14, 1996).

         10.1* Management Agreement dated as of January 1, 1995, between the Registrant and Financial Asset Management Corporation (incorporated herein by reference to Exhibit 10.1(b) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1995, Commission File No. 1-9360, filed on May 15, 1995).

         10.1(a)* Amendment to Management Agreement dated as of January 1, 1996, between the Registrant and Financial Asset Management Corporation (incorporated herein by reference to Exhibit 10.1(a) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1996, Commission File No. 1-9360, filed on May 15, 1996).

         10.1(b)* Assignment of Management Agreements dated as of April 1, 1996, between Financial Asset Management Corporation and Financial Asset Management LLC (incorporated herein by reference to Exhibit 10.1(b) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1996, Commission file No. 1-9360, filed on May 15, 1996).

         10.1(c)*    Amendment to the Management  Agreement  dated as of January
                     1,  1997,   between  the  Registrant  and  Financial  Asset
                     Management LLC.

         10.2* Form of Indemnification Agreement between the Registrant and each Director of the Registrant (incorporated herein by reference to Appendix A to the Proxy Statement of the Registrant, Commission File No. 1-9360, dated May 18,
                     1987).

         10.3* 1986 Stock Option Plan of the Registrant as restated November 15, 1990 (incorporated herein by reference to Exhibit A to the Proxy Statement of the Registrant, Commission File No. 1-9360, dated April 22, 1991).

         10.3(a)* First Amendment to the Registrant's 1986 Stock Option Plan as restated November 15, 1990 (incorporated herein by reference to Exhibit 10.9(b) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992, Commission File No. 1-9360, filed on April 5,
                     1993).

         10.3(b)* Second Amendment to the Registrant's 1986 Stock Option Plan as restated November 15, 1990, as amended (incorporated herein by reference to Exhibit 10.9(c) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1992, Commission File No. 1-9360, filed on April 5, 1993).

         10.3(c)* Third Amendment to the Registrant's 1986 Stock Option Plan as restated November 15, 1990, as amended (incorporated herein by reference to Exhibit 10.9(e) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 1993, Commission File No. 1-9360, filed on November 15, 1993).

         10.3(d)* Fourth Amendment to the Registrant's 1986 Stock Option Plan as restated November 15, 1990, as amended, dated March 11, 1996 (incorporated herein by reference to Exhibit 10.5(f) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1996, Commission File No. 1-9360, filed on August 14, 1996).

         10.3(e)* Form of Non-Qualified Stock Option Agreement pursuant to the 1986 Stock Option Plan of the Registrant as amended and restated through November 15, 1990 (incorporated here-in by reference to Exhibit 10.9(b) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1991, Commission File No. 1-9360, filed on March 30,
                     1992).

         10.4 Contribution Agreement, dated as of August 20, 1993, by and between the Registrant and Commercial Assets, Inc. (incorporated herein by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 1993, Commission File No. 1-9360, filed on November 15, 1993).

         23          Independent Auditors' Consent - Ernst & Young LLP.

         27          Financial Data Schedule.

*    Management contract or compensatory plan or arrangement.

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

                                                    ASSET INVESTORS CORPORATION
                                                           (Registrant)


Date:  March 24, 1997                             By  /s/ Terry Considine
                                                    ----------------------------
                                                      Terry Considine
                                                      Co-Chief Executive Officer

Date: March 24, 1997                              By  /s/ Thomas L. Rhodes
                                                    ----------------------------
                                                      Thomas L. Rhodes
                                                      Co-Chief Executive Officer

Date: March 24, 1997                              By  /s/ Kevin J. Nystrom
                                                    ----------------------------
                                                      Kevin J. Nystrom
                                                      Chief Financial Officer

Date: March 24, 1997                              By  /s/ Diane Schott Armstrong
                                                    ----------------------------
                                                      Diane Schott Armstrong
                                                      Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Name                    Capacity                     Date

/s/ Terry Considine                   Director                March 24, 1997
-----------------------------
    Terry Considine

/s/ Thomas L. Rhodes                  Director                March 24, 1997
-----------------------------
    Thomas L. Rhodes

/s/ Bruce D. Benson                   Director                March 24, 1997
-----------------------------
    Bruce D. Benson

/s/ Elliot H. Kline                   Director                March 24, 1997
-----------------------------
    Elliot H. Kline

/s/ Richard L. Robinson               Director                March 24, 1997
-----------------------------
    Richard L. Robinson

/s/ Tim Schultz                       Director                March 24, 1997
-----------------------------
    Tim Schultz

/s/ William J. White                  Director                March 24, 1997
-----------------------------
    William J. White