Form 10-Q
period 1997-03-31
ASSET INVESTORS CORP
filed 1997-05-15
CIK 804138

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

                  For the quarterly period ended March 31, 1997

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

            As of May 1, 1997, 24,873,345 shares of Asset Investors Corporation Common Stock were outstanding.

================================================================================

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS
                                                                            PAGE

PART I.  FINANCIAL INFORMATION:

    Item 1. Condensed Consolidated Financial Statements:

          Balance Sheets as of March 31, 1997 (unaudited)
          and December 31, 1996.............................................   1

          Statements of Income for the three months ended
          March 31, 1997 and 1996 (unaudited)...............................   2

          Statements of Cash Flows for the three months ended
          March 31, 1997 and 1996 (unaudited)...............................   3

          Notes to Financial Statements (unaudited).........................   4

    Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................  10

PART II.  OTHER INFORMATION:

    Item 6. Exhibits and Reports on Form 8-K................................  17


                                      (i)

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                                   March 31,           December 31,
                                                                                     1997                  1996
                                                                                     ----                  ----
                                                                                 (Unaudited)
Assets
   Cash and cash equivalents                                                     $     68,477          $        417
   Non-agency MBS Bonds                                                                    --                68,079
   Investment in Commercial Assets                                                     19,627                19,361
   Other assets, net                                                                      762                 2,487
                                                                                 ------------          ------------

       Total Assets                                                              $     88,866          $     90,344
                                                                                 ============          ============

Liabilities
   Accounts payable and accrued liabilities                                      $      1,070          $        454
   Management fees payable                                                              2,349                   525
   Short-term borrowings                                                                   --                 3,000
                                                                                 ------------          ------------

       Total Liabilities                                                                3,419                 3,979
                                                                                 ------------          ------------

Stockholders' Equity
   Common Stock, par value $.01 per share, 50,000,000 shares authorized;
     24,843,345 and 24,840,140 shares issued and outstanding, respectively                248                   248
   Additional paid-in capital                                                         228,759               228,753

   Cumulative dividends                                                              (240,727)             (238,367)
   Cumulative net income                                                               97,802                90,638
                                                                                 ------------          ------------
     Dividends in excess of net income                                               (142,925)             (147,729)

   Unrealized holding (losses) gains on debt securities                                  (635)                5,093
                                                                                 ------------          ------------

       Total Stockholders' Equity                                                      85,447                86,365
                                                                                 ------------          ------------

       Total Liabilities and Stockholders' Equity                                $     88,866          $     90,344
                                                                                 ============          ============


           See Notes to Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                          1997            1996
                                                                                          ----            ----
Revenues
    Non-agency MBS bonds                                                               $   2,000       $   2,830
    Equity in earnings of Commercial Assets                                                  464             437
    Interest and other income                                                                 52              86
                                                                                       ---------       ---------
         Total revenues                                                                    2,516           3,353
                                                                                       ---------       ---------

Expenses
    Management fees                                                                          277             452
    General and administrative expenses                                                      336             498
    Interest expense                                                                          26              --
                                                                                       ---------       ---------
         Total expenses                                                                      639             950
                                                                                       ---------       ---------

Net income before gain on resecuritization of non-agency MBS bonds                         1,877           2,403

Gain on resecuritization of non-agency MBS bonds                                           7,359              --
Management fees on resecuritization of non-agency MBS bonds                               (2,072)             --
                                                                                       ---------       ---------

Net income                                                                             $   7,164       $   2,403
                                                                                       =========       =========

Net income per share                                                                   $     .29       $     .10
                                                                                       =========       =========

Weighted-average shares outstanding                                                       24,841          24,365

Dividends per share                                                                    $    .095       $    .090



           See Notes to Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                                ---------
                                                                                        1997                1996
                                                                                        ----                ----
Cash Flows From Operating Activities
   Net income                                                                        $   7,164           $   2,403
   Adjustments to reconcile net income to net cash flows from operating activities:
     Accretion of discounts on non-agency MBS bonds                                        469                 484
     Equity in earnings of Commercial Assets                                              (464)               (437)
     Decrease in other assets                                                              405                 208
     Increase in accounts payable and accrued liabilities                                2,440                 365
     Gain on resecuritization of non-agency MBS bonds                                   (7,359)                 --
                                                                                     ---------           ---------

   Net Cash Provided By Operating Activities                                             2,655               3,023
                                                                                     ---------           ---------

Cash Flows From Investing Activities
   Acquisition of non-agency MBS bonds                                                      --              (4,157)
   Principal collections on non-agency MBS bonds                                           510                 604
   Indemnifications from non-agency MBS bonds                                               37                 165
   Dividends from Commercial Assets                                                        469                 469
   Proceeds from resecuritization of non-agency MBS bonds                               69,743                  --
                                                                                     ---------           ---------

   Net Cash Provided By (Used In) Investing Activities                                  70,759              (2,919)
                                                                                     ---------           ---------

Cash Flows From Financing Activities
   Dividends paid                                                                       (2,360)             (2,192)
   Decrease in short-term borrowings, net                                               (3,000)                 --
   Issuance of Common Stock                                                                  6                  --
                                                                                     ---------           ---------

   Net Cash Used In Financing Activities                                                (5,354)             (2,192)
                                                                                     ---------           ---------

Cash and Cash Equivalents
   Increase (decrease)                                                                  68,060              (2,088)
   Beginning of period                                                                     417               5,328
                                                                                     ---------           ---------

   End of period                                                                     $  68,477           $   3,240
                                                                                     =========           =========



           See Notes to Condensed Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.       The Company

         Asset Investors Corporation (the "Company") is a real estate investment trust ("REIT") that was incorporated under Maryland law in 1986. Its shares of common stock, par value $.01 per share ("Common Stock"), are listed on the New York Stock Exchange under the symbol "AIC." The Company invests in real estate assets and owns approximately 27% of the common stock of Commercial Assets, Inc. (American Stock Exchange, Inc.: CAX) ("Commercial Assets"). Commercial Assets is a publicly-traded REIT formed by the Company in August 1993 under Maryland law.

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

         Multi-Step Plan to Maximize Stockholder Value - In February 1997, the Board of Directors adopted a multi-step plan (the "1997 Plan") to restructure the Company's asset base and redeploy its assets in order to reduce risks associated with the Company's non-agency MBS bond portfolio and maximize long-term, risk-adjusted returns to stockholders. In March 1997, under the first step of the 1997 Plan, the Company contributed its portfolio of non-agency MBS bonds into a structured transaction in which the Company retained a small equity interest. The Company plans to reinvest the cash proceeds from the resecuritization of non-agency MBS bonds in the structured transaction in real estate, a step which would likely reduce its return on assets from 1996 levels, shift the Company's strategic emphasis to achieving capital appreciation, and also reduce the risk borne by the Company in its portfolio.

         In addition, under the 1997 Plan, the Company converted to an umbrella partnership real estate investment trust ("UPREIT"). The Company contributed its assets to an operating partnership while retaining the general partner's interest. The Company anticipates that the operating partnership will facilitate the future acquisition of real estate.

         The 1997 Plan also provides for consideration of the Company's acquisition of Financial Asset Management LLC (the "Manager"), a step which would result in the Company becoming self-managed and fully integrated. A special committee of Independent Directors has been established to evaluate this acquisition. The special committee has engaged a financial advisor to assist them in their evaluation.

B.       Presentation of Financial Statements

         The Condensed Consolidated Financial Statements of the Company presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 1997, and for the period then ended and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. These statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         Certain   reclassifications  have  been  made  in  the  1996  Condensed
Consolidated Financial Statements to conform to the classifications used in the current year.

C.       Summary of Significant Accounting Policies

         Principles of Consolidation - The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned corporate subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in Commercial Assets is recorded under the equity method. The Company has recorded its proportionate share of the unrealized holding losses on the commercial mortgage-backed securities ("CMBS bonds") of Commercial Assets.

         Income Taxes - The Company operates in a manner that permits it to qualify for the income tax treatment accorded to a REIT, as defined under the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the Company's taxable income ("REIT income") is not subject to federal income tax at the corporate level. Accordingly, no provision for taxes has been made in the Condensed Consolidated Financial Statements.

         In order to maintain its status as a REIT, the Company generally is required, among other things, to distribute annually (as determined under the Code) to its stockholders at least 95% of its REIT income prior to the "dividends paid deduction." The Company also is required to meet certain asset, income and stock ownership tests.

         Statements of Cash Flows - For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and overnight cash investments are considered to be cash and cash equivalents. The Company made interest payments of $42,000 during the three months ended March 31, 1997.

         Non-cash investing and financing activities for the three months ended March 31, 1997 and 1996 were as follows (in thousands):

                                                                  March 31,
                                                                  ---------
                                                             1997           1996
                                                             ----           ----

Unrealized holding gains and losses on debt securities    $  5,728        $   22

Distributions of Common Stock pursuant to DERs            $     --        $   87

D.       Non-agency MBS Bonds

         As  of  December  31,  1996,   the  Company  owned  debt  interests  in
residential mortgage loan securitizations collateralized by pools of non-conforming (non-agency guaranteed) single-family mortgage loans ("non-agency MBS bonds"). In March 1997, the Company resecuritized its non-agency MBS bonds by contributing them to an owner trust in which it retained the equity interest. In a private placement, the trust sold $199,894,000 principal amount of debt securities representing senior interests in the trust's assets. The debt securities are without recourse to the Company. The Company's equity interest represents the first-loss class of the portfolio, providing credit support for the senior debt securities. The equity interest has minimal economic value, and accordingly, has no carrying value in the financial statements.

         The outstanding principal balance of the 214 non-agency MBS bonds owned by the Company at December 31, 1996, was $224,579,000, less total unamortized discounts and allowance for credit losses of $162,500,000 for a net amortized cost of $62,079,000. The portfolio was classified as available-for-sale and included $6,000,000 of unrealized holding gains at December 31, 1996. The Company realized a gain of $7,359,000 from the resecuritization of non-agency MBS bonds in a structured transaction during the three months ended March 31, 1997.


E.       Investment in Commercial Assets

         On March 31, 1997 and December 31, 1996, the Company owned 2,761,126 shares (approximately 27%) of the common stock of Commercial Assets. Commercial Assets is a REIT which manages ownership interests in commercial mortgage loan securitizations of multi-family real estate. The mortgages which comprise the collateral for Commercial Assets' CMBS bonds are secured by apartment communities in 36 states. Approximately 25%, 12% and 8% of the mortgage loans are collateralized by properties in Texas, Arizona and Georgia, respectively. Presented below is the summarized financial information of Commercial Assets as reported by Commercial Assets (in thousands):



Balance Sheets                                                                      March 31,           December 31,
                                                                                      1997                 1996
                                                                                      ----                 ----
                                                                                  (Unaudited)

CMBS bonds, net of $2,374 and $3,389
   of unrealized holding losses                                                     $  67,368             $  61,460
Cash and other assets                                                                   6,076                10,946
                                                                                    ---------             ---------

   Total Assets                                                                        73,444                72,406

   Total Liabilities                                                                      529                   487
                                                                                    ---------             ---------

Stockholders' Equity                                                                $  72,915             $  71,919
                                                                                    =========             =========



                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                               ---------
Statements of Income                                                                   1997                  1996
                                                                                     --------              --------
                                                                                              (Unaudited)

CMBS bonds                                                                           $  2,044              $  2,311
Interest                                                                                  111                     7
                                                                                     --------              --------
    Total revenues                                                                      2,155                 2,318
                                                                                     --------              --------

Management fees                                                                           297                   378
General and administrative                                                                123                   330
Interest                                                                                   --                     3
                                                                                     --------              --------
    Total expenses                                                                        420                   711
                                                                                     --------              --------

Net Income                                                                           $  1,735              $  1,607
                                                                                     ========              ========

         According to Commercial Assets, at March 31, 1997 and December 31, 1996, it had $2,374,000 and $3,389,000, respectively, of unrealized holding losses on its CMBS bonds. The Company's share of these unrealized holding losses on CMBS bonds of $635,000 and $907,000, respectively, is recorded as a reduction in the carrying value of its investment in Commercial Assets and as a component of stockholders' equity.

F.       Short-Term Borrowings

         On July 19, 1996, the Company renewed its one-year, $1,000,000 unsecured line of credit. Advances under this line bear interest at the prime rate. At March 31, 1997 and December 31, 1996, there were no borrowings under this line of credit.

         On July 24, 1996, the Company secured a $10,000,000 revolving credit and term loan agreement with a bank. The loan was collateralized by certain of the Company's non-agency MBS bonds with a net carrying value of $19,461,000 at December 31, 1996. At December 31, 1996, $3,000,000 was borrowed under this credit facility at an average effective interest rate of 8.25%. The loan was repaid and agreement canceled on March 18, 1997, as a result of the resecuritization of the non-agency MBS bonds. One of the Company's Independent Directors is a member of the Board of Directors of the parent holding company of the bank.

G.       Other Matters

         The Company's day-to-day operations are performed by its Manager pursuant to a management agreement (the "Management Agreement") which is extended annually and currently is in effect through December 31, 1997. The Management Agreement was approved by a majority of the Independent Directors. Pursuant to the Management Agreement, the Manager advises the Company on its business and oversees its day-to-day operations subject to the supervision of the Company's Board of Directors. The Manager also is obligated to present to the Company asset acquisition opportunities consistent with the policies and objectives of the Company and to furnish the Board of Directors of the Company with information concerning the acquisition, holding and disposition of assets. The terms appearing in quotes below which are not defined herein are defined in the Management Agreement.

         The Manager receives various fees for the advisory and other services performed in connection with the Management Agreement. The Manager provides all personnel and certain overhead items (at its expense) necessary to conduct the regular business of the Company.

         Pursuant to the Management Agreement, through March 31, 1997, the Manager received a "Base Fee," an "Incentive Fee" and an "Administrative Fee," all of which were payable quarterly per the terms of the Management Agreement. The Base Fee was an annual fee equal to 3/8 of 1% of the "average invested assets" of the Company and its subsidiaries for such year. The Incentive Fee was equal to 20% of the amount of the Company's net book income, calculated in accordance with GAAP, which was in excess of the return on the Company's "average net worth" equal to the "Ten-Year U.S. Treasury Rate" plus one percent. The Manager performed certain bond administration and other related services for the Company pursuant to the Management Agreement and received an Administrative Fee of up to $3,500 per annum per non-agency MBS bond for such services.

         In connection with the planned change in portfolio assets pursuant to the 1997 Plan, the Independent Directors of the Company approved an amendment to the Management Agreement, effective April 1, 1997, that: (i) increased the Base Fee from 3/8 of 1% to 1% per annum of "average invested assets;" (ii) provided for an acquisition fee (the "Acquisition Fee") of 1/2 of 1% of the cost of real estate investments charged at acquisition; and (iii) changed the Incentive Fee to be calculated from Funds Available for Distribution and Reinvestment ("FADR") rather than net book income. FADR is representative of the cash flow generated by the Company and is equal to the Company's net book income adjusted by: (i) amortization of the discount on the non-agency MBS bonds; (ii) principal receipts and indemnifications from the non-agency MBS bonds; and (iii) certain non-cash expenditures. The Administrative Fee will be substantially eliminated as a result of the resecuritization of the non-agency MBS bonds. The amendment to the Management Agreement was intended to align the fee structure with equity interests in real estate, the new portfolio assets to be held.

         During the three months ended March 31, 1997 and 1996, the Company incurred management fees of $277,000 and $452,000, respectively, including: (i) Base Fees of $46,000 and $53,000, respectively; (ii) Incentive Fees of $32,000 and $235,000, respectively; and (iii) Administrative Fees of $199,000 and $164,000, respectively. No acquisition fees were incurred during the three months ending March 31, 1997 or 1996.

         The Company also incurred $1,472,000 of Incentive Fees during the three months ended March 31, 1997, from the gain on the resecuritization of the non-agency MBS bonds and an added value fee of $600,000 to compensate the Manager for agreeing to continue as a loss mitigation advisor on the non-agency MBS bonds. Because the Manager has agreed to continue on as the loss mitigation advisor on the non-agency MBS bonds, the Company was able to realize more proceeds and a higher gain from the structured transaction than if the Manager did not continue as the loss mitigation advisor. The added value fee paid to the manager represents a portion of the increased proceeds and higher gain.

         The Company's 1997 Plan provides for consideration of the Company's acquisition of the Manager, a step which would result in the Company becoming self-managed and fully integrated. A special committee of Independent Directors has been established to evaluate this transaction. The special committee has engaged a financial advisor to assist them in their evaluation.

         At March 31, 1997, the Company's net operating loss ("NOL") carryover was approximately $96,000,000 and its capital loss carryover was approximately $35,000,000. The NOL carryover may be used to offset all or a portion of the

Company's REIT income, and as a result, to reduce the amount of income that the Company must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire between 1998 and 2000.

H.       Subsequent Event

         On May 14, 1997, the Company acquired interests in eight manufactured housing communities and a related manufactured housing community management business for an aggregate purchase price of approximately $29,400,000. The consideration was approximately $22,900,000 of cash, the assumption of approximately $5,000,000 of existing debt, 363,372 shares of Common Stock of the Company and 91,760 Operating Partnership Units of the Company.

         The properties acquired are eight adult communities located in the Tampa, Florida area consisting of 1,540 home sites with the opportunity to develop and lease an additional 364 home sites on an earn-out basis. The management business acquired serves these eight communities plus an additional four communities with 477 home sites located in the same market area.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company is a REIT that was incorporated under Maryland law in 1986. Its shares of Common Stock are listed on the New York Stock Exchange under the symbol "AIC." The Company invests in real estate assets and owns 27% of the common stock of Commercial Assets, a publicly-traded REIT formed by the Company in August 1993.

         The Company operates in a manner that permits it to qualify for the income tax treatment accorded to a REIT under the Code. Accordingly, the Company's REIT income, with certain limited exceptions, is not subject to state or federal income tax at the corporate level. In order to maintain its REIT status, the Company is required, among other things, to distribute annually (as determined under the Code) to its stockholders at least 95% of its REIT income prior to the "dividends paid deduction." The Company must also meet certain asset, income and stock ownership tests.

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

         The Company's day-to-day operations are performed by the Manager, pursuant to the Management Agreement which is extended annually subject to the approval of a majority of the Independent Directors. The Manager is subject to the supervision of the Board of Directors. As part of its duties, the Manager presents the Company with asset acquisition opportunities consistent with the policies and objectives of the Company and furnishes the Board of Directors with information concerning the acquisition, holding and disposition of assets. The Company has no employees. Certain employees of the Manager have been designated as officers of the Company.

         The Company has previously conducted its operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "1940 Act"). The 1940 Act exempts entities that, directly or through majority-owned subsidiaries, are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). In order to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and may also be required to maintain an additional 25% in Qualifying Interests or other real estate-related securities. As a result of the resecuritization, the Company holds insufficient Qualifying Interests to claim this exemption. The Company does not now engage, nor has it engaged or intended to engage in the business of investing, reinvesting, owning, holding or trading of securities. Since the closing of resecuritization, the Company has taken the steps necessary to give itself the benefits of a temporary exemption under the 1940 Act. In carrying out the 1997 Plan, the Company's intends that any new real estate assets acquired will be Qualifying Interests. See "FORWARD LOOKING INFORMATION" below.

         Multi-Step Plan to Maximize Stockholder Value - In February 1997, the Board of Directors adopted the 1997 Plan to restructure the Company's asset base and redeploy its assets in order to reduce risk associated with the Company's non-agency MBS bond portfolio and maximize long-term, risk-adjusted returns to shareholders. Under the first step of the 1997 Plan, the Company completed the resecuritization of its portfolio of non-agency MBS bonds in March 1997. The Company contributed its non-agency MBS bonds to an owner trust in which it retained an equity interest. The owner trust then sold debt securities representing senior interests in the trust's assets. The Company's equity interest in the trust represents the first-loss class of the portfolio, providing credit support for the senior debt securities. Future earnings from the retained equity interest are not considered probable because they are dependent upon the credit losses on the underlying mortgage collateral. Accordingly, the Company's equity interest in the trust has no carrying value in the financial statements.

         The Company plans to reinvest the cash proceeds from the resecuritization in real estate, a step which would likely reduce its return on assets from 1996 levels, shift the Company's strategic emphasis to the management of income producing real estate with the potential of achieving capital appreciation, and also reduce the investment risk borne by the Company in its portfolio.

         On May 14, 1997, the Company acquired interests in eight manufactured housing communities and a related manufactured housing community management business for an aggregate purchase price of approximately $29,400,000. The consideration was approximately $22,900,000 of cash, the assumption of approximately $5,000,000 of existing debt, 363,372 shares of Common Stock of the Company and 91,760 Operating Partnership Units of the Company.

         The properties acquired are eight adult communities located in the Tampa, Florida area consisting of 1,540 home sites with the opportunity to develop and lease an additional 364 home sites on an earn-out basis. The management business acquired serves these eight communities plus an additional four communities with 477 home sites located in the same market area.

         In addition, under the 1997 Plan, the Company converted to an UPREIT. The Company contributed its assets to an operating partnership while retaining the general partner's interest. The Company anticipates that the operating partnership will facilitate the future acquisition of real estate.

         The 1997 Plan also provides for consideration of the Company's acquisition of its Manager, a step which would result in the Company becoming self-managed and fully integrated. A special committee of Independent Directors has been established to evaluate this acquisition. The special committee has engaged a financial advisor to assist them in their evaluation.


                          RESULTS OF OPERATIONS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         The table below summarizes the Company's  results of operations  during the three months ended March 31, 1997 and 1996 (in  thousands,  except per share data).
                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                          1997            1996
                                                                                          ----            ----
Revenues
    Non-agency MBS bonds                                                               $   2,000       $   2,830
    Equity in earnings of Commercial Assets                                                  464             437
    Interest and other income                                                                 52              86
                                                                                       ---------       ---------
         Total revenues                                                                    2,516           3,353
                                                                                       ---------       ---------

Expenses
    Management fees                                                                          277             452
    General and administrative expenses                                                      336             498
    Interest expense                                                                          26              --
                                                                                       ---------       ---------
         Total expenses                                                                      639             950
                                                                                       ---------       ---------

Book income prior to gain on structured transaction                                        1,877           2,403

Gain on structured transaction                                                             7,359              --
Management fees on structured transaction                                                 (2,072)             --
                                                                                       ---------       ---------

Book income                                                                            $   7,164       $   2,403
                                                                                       =========       =========
Book income per share                                                                  $     .29       $     .10
                                                                                       =========       =========

Estimated REIT income                                                                  $     932       $   3,860
                                                                                       =========       =========
Estimated REIT income per share                                                        $     .04       $     .16
                                                                                       =========       =========

Dividends                                                                              $   2,360       $   2,192
                                                                                       =========       =========
Dividends per share                                                                    $    .095       $    .090
                                                                                       =========       =========

Weighted-average shares outstanding                                                       24,841          24,365

Book Income

         Non-agency MBS Bonds - Income computed in accordance with GAAP ("book income") from the Company's non-agency MBS bonds decreased to $2,000,000 during the first quarter of 1997 compared with $2,830,000 for the same period in 1996 primarily due to the resecuritization of the bonds. The Company completed the resecuritization of its non-agency MBS bonds in March 1997.

         In connection with the transaction, the Company realized net proceeds of $69,743,000 before related management fees. A gain of $7,359,000 is included in results of operations for the three months ended March 31, 1997, along with $1,472,000 of Incentive Fees during the three months ended March 31, 1997, from resecuritization of non-agency MBS bonds related to the gain and an added value fee of $600,000 to compensate the Manager for agreeing to continue as a loss mitigation advisor on the non-agency MBS bonds. Because the Manager has agreed to continue on as the loss mitigation advisor on the non-agency MBS bonds, the Company was able to realize more proceeds and a higher gain from the structured transaction. The added value fee paid to the manager represents a portion of the increased proceeds and higher gain. The portfolio of non-agency MBS bonds was classified as available-for-sale and included $6,000,000 of unrealized holding gains at December 31, 1996.

         Commercial Assets - Income from the Company's shares of Commercial Assets (which, for book income purposes, is based on the Company's pro rata share of Commercial Assets' book income) for the three months ended March 31, 1997 and 1996 was $464,000 and $437,000, respectively. Commercial Assets reported to the Company that the increase in income is primarily due to increased interest income and lower management fees and general administrative expenses partially offset by lower revenues from the early redemption of two CMBS bonds in May 1996.

         At March 31, 1997 and December 31, 1996, Commercial Assets' CMBS bonds had outstanding principal balances of $94,921,000 and $89,297,000, respectively, and weighted-average coupons of 8.05% and 8.15%, respectively. The increase in the outstanding principal balance and decrease weighted-average coupon of the CMBS bonds from December 31, 1996 to March 31, 1997, was primarily the result of the March 1997 contribution of two of the CMBS bonds (Lehman Capital Corporation Trust Certificate, Series 1994-2 and Series 1994-3) into a newly created trust (Blaylock Mortgage Capital Corporation Multi-family Trust). Interests in bond classes within the same CMBS issuance which were owned by another party were also contributed to the trust. The trust then issued seven classes of CMBS bonds collateralized by the CMBS bond classes contributed into the trust. The Company received an interest in five of the new bond classes which corresponded to the Company's ownership interests in the two bonds contributed to the trust. The Company also acquired the remaining $5,737,000 principal balance of two of the new bond classes rated BB and B at a cost of $4,801,000, which resulted in the 100% ownership in the five subordinate new classes. The coupon on the new classes is 6.425% compared to the coupon of 6.5% on the original two classes.

         According to Commercial Assets, at March 31, 1997 and December 31, 1996, it had $2,374,000 and $3,389,000, respectively, of unrealized holding losses on its CMBS bonds. The Company's share of these unrealized holding losses, $635,000 and $907,000 as of March 31, 1997 and December 31, 1996,
respectively, was recorded as a reduction in the carrying value of its investment in Commercial Assets and as a component of stockholders' equity.

         Interest and Other Income - Interest and other income decreased during the three months ended March 31, 1997, compared with the same period in 1996 because of lower average cash balances prior to the resecuritization of the non-agency MBS bonds.

         Management Fees - Included in Management Fees are Incentive Fees incurred by the Company along with Base Fees and Administrative Fees applicable to the non-agency MBS bonds prior to the resecuritization. Management Fees decreased to $277,000 during the three months ended March 31, 1997 compared with $452,000 for the same period in 1996 primarily due to the resecuritization of the non-agency MBS bonds in March 1997 which resulted in lower Base Fees and lower income for purposes of calculating Incentive Fees. In addition, an increase in the average Ten-Year U.S. Treasury Rate had the effect of raising the threshold above which Incentive Fees are paid.

         In connection with the planned change in portfolio assets pursuant to the 1997 Plan, the Independent Directors of the Company approved an amendment to the Management Agreement, effective April 1, 1997, that: (i) increased the Base Fee from 3/8 of 1% to 1% per annum of "average invested assets;" (ii) provided for an acquisition fee (the "Acquisition Fee") of 1/2 of 1% of the cost of real estate investments charged at acquisition; and (iii) changed the Incentive Fee to be calculated from Funds Available for Distribution and Reinvestment ("FADR") rather than net book income. FADR is representative of the cash flow generated by the Company and is equal to the Company's net book income adjusted by: (i) amortization of the discount on the non-agency MBS bonds; (ii) principal receipts and indemnifications from the non-agency MBS bonds; and (iii) certain non-cash expenditures. The Administrative Fee will be substantially eliminated as a result of the structured transaction of the non-agency MBS bonds. The amendment to the Management Agreement was intended to align the fee structure with equity interests in real estate, the new portfolio assets to be held.

         The 1997 Plan provides for consideration of the Company's acquisition of the Manager, a step which would result in the Company becoming self-managed and fully integrated. A special committee of the Board of Directors has been established to evaluate this transaction. If the Company acquires the Manager, management fees will be discontinued, but the Company will receive other revenues and be obligated for expenses of the Manager. The impact of the potential acquisition on the Company's earnings and cashflow is, in part, dependent upon the consideration paid for the Manager and currently cannot be estimated. See "FORWARD LOOKING INFORMATION" below.

         General and Administrative Expenses - General and administrative expenses decreased during the three months ended March 31, 1997, compared with the same period in 1996 due primarily to the elimination of Dividend Equivalent Rights ("DER") expense in the second quarter of 1996, reductions in accounting and consulting fees, and lower costs associated with the Company's annual report.

         Interest Expense - Interest expense on the Company's borrowing facilities during the three months ended March 31, 1997, was on the $3,000,000 of short-term borrowings outstanding at December 31, 1996, which were repaid during the first quarter of 1997.

REIT Income

         The Company's estimated REIT income during the three months ended March 31, 1997, was $932,000 compared to $3,860,000 during the three months ended March 31, 1996. The decrease in estimated REIT income was primarily due to higher credit losses on the non-agency MBS bonds and higher management fees.

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

NOL and Capital Loss Carryovers

         At March 31, 1997, the Company's NOL carryover was approximately $96,000,000 and its capital loss carryover was approximately $35,000,000. The NOL carryover may be used to offset all or a portion of the Company's REIT income, and as a result, to reduce the amount of income that the Company must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire between 1998 and 2000.

Dividend Distributions

         On March 6, 1997, the Company declared a first quarter dividend of $2,360,000 or nine and a half cents per share, compared with $2,192,000, or nine cents per share, for the same period in 1996. The 1997 first quarter dividend was paid on March 31, 1997, to stockholders of record on March 17, 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company uses its cash flow from operating activities and other capital resources to provide working capital to support its operations, for the payment of dividends to its stockholders, for the acquisition of assets and for the repayment of borrowings.

         The table below summarizes the Company's operating cash flows and uses of those cash flows for the three months ended March 31, 1997 and 1996 (in thousands):

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                                ---------
                                                                                          1997             1996
                                                                                          ----             ----
Cash Generated By (Used In) Operations:
    Non-agency MBS bonds:
       Interest                                                                        $   2,469       $    3,314
       Principal                                                                             510              604
       Indemnifications                                                                       37              165
    Dividends from Commercial Assets                                                         469              469
    Repayment of short-term borrowings                                                 (   3,000)              --

    Total expenses, net of interest income and other                                         187             (291)
                                                                                       ---------       ----------

Cash Generated By Operations                                                           $     672       $    4,261
                                                                                       =========       ==========

Issuance of Common Stock                                                               $       6       $       --
                                                                                       =========       ==========

 Dividends Paid                                                                        $  (2,360)      $   (2,192)
                                                                                       =========       ==========

Acquisitions of Non-agency MBS bonds                                                   $      --       $   (4,157)
                                                                                       =========       ==========

Net proceeds from structured transaction                                               $  69,743       $       --
                                                                                       =========       ==========


         In March 1997, the Company completed the resecuritization of its non-agency MBS bonds which provided the Company with approximately $67,671,000 of cash after payment of transaction costs and $2,072,000 of related management fees. The Company plans to reinvest the cash in real estate. Investments in real estate will likely reduce the Company's return on assets from 1996 levels, however, such investments may result in increased opportunities for capital appreciation and reduce portfolio risk. The Company's goal is to invest in real estate assets with: (i) future growth potential, (ii) a stable, unlevered return of approximately 9% to 10%, and (iii) the option to convert the underlying land to an alternative use at some future point in time. There is no assurance that the Company will achieve this goal. Until the proceeds from the structured transaction can be reinvested into real estate, the Company may invest the proceeds in short-term investments which generate lower returns. See "FORWARD LOOKING INFORMATION" below.

         The Company declared $2,360,000 ($.095 per share) in dividends during the first three months of 1997. The Board of Directors will continue its policy of reviewing its dividends on a quarter-to-quarter basis and will adjust distribution levels as it considers necessary. The Company expects lower earnings and cashflow for the remainder of 1997 compared to 1996 and the first quarter of 1997 as the Company invests in low-yielding short-term investments during this period of portfolio transition. Dividends for the remainder of 1997, and possibly into the future are also expected to be lower than 1996 and first quarter 1997 dividends. See "FORWARD LOOKING INFORMATION" below.

         On July 19, 1995, the Company obtained a one-year, $1,000,000 unsecured line of credit. The line of credit was renewed for an additional year on July 19, 1996. Advances under this line bear interest at the prime rate. At March 31, 1997 and December 31, 1996, there were no borrowings under this line of credit.

         On May 14, 1997, the Company acquired interests in eight manufactured housing communities and a related manufactured housing community management business for an aggregate purchase price of approximately $29,400,000. The consideration was approximately $22,900,000 of cash, the assumption of approximately $5,000,000 of existing debt, 363,372 shares of Common Stock of the Company and 91,760 Operating Partnership Units of the Company.

         The properties acquired are eight adult communities located in the Tampa, Florida area consisting of 1,540 home sites with the opportunity to develop and lease an additional 364 home sites on an earn-out basis. The management business acquired serves these eight communities plus an additional four communities with 477 home sites located in the same market area.

                           FORWARD LOOKING INFORMATION

         Some of the statements in this Form 10-Q, as well as statements made by the Company in periodic press releases, oral statements made by the Company's officials to analysts and stockholders in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include projections of the Company's cash flow and dividends. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include the following: general economic and business conditions; interest rate changes; risks inherent in owning real estate or debt secured by real estate; competition; the availability of real estate assets at prices which meet the Company's investment criteria; the Company's ability to maintain or reduce expense levels and the Company's ability to complete the 1997 Plan.

                                     PART II
                                OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits:

Exhibit No.       Description

    10.5(a) Trust Agreement dated as of March 26, 1997, among the Registrant, as depositor, Asset Investors Secured Financing Corporation and Wilmington Trust Company, as Owner Trustee

    10.5(b) Pooled Certificate Transfer Agreement between the Registrant and Asset Investors Secured Financing Corporation dated as of March 26, 1997

    10.5(c) Indenture, dated as of March 27, 1997, between Structured Mortgage Trust 1997-1 and State Street Bank and Trust Company

    10.5(d) Note Purchase Agreement, dated as of March 26, 1997, among Structured Mortgage Trust 1997-1, Asset Investors Secured Financing Corporation and Bear, Stearns & Co. Inc.

    10.5(e)       Trust Certificate  issued to Asset Investors Secured Financing
                  Corporation   evidencing   its  ownership  of  the  Structured
                  Mortgage Trust 1997-1

    27            Financial Data Schedule.


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


                                               ASSET INVESTORS CORPORATION
                                               (Registrant)


Date:  May 14 , 1997                           By /s/Kevin J. Nystrom
                                                  --------------------
                                                   Kevin J. Nystrom
                                                   Chief Financial Officer