Form 10-Q
period 1997-06-30
ASSET INVESTORS CORP
filed 1997-08-13
CIK 804138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 8-K



                CURRENT REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934


         DATE OF REPORT (DATE OF EARLIEST EVENT REPORTED): July 30, 1997


                           ASSET INVESTORS CORPORATION
             (Exact name of registrant as specified in its charter)


                Maryland                     1-9360               84-1038736
    (State or other jurisdiction of     (Commission File        (IRS Employer
     incorporation or organization)         Number)          Identification No.)

 3600 South Yosemite Street, Suite 350                              80237
            Denver, Colorado                                      (Zip Code)
(Address of principal executive offices)

                                 (303) 793-2703
              (Registrant's telephone number, including area code)

                                 Not Applicable
                         (Former name or former address,
                          if changed since last report)

ITEM 2.  ACQUISITION OR DISPOSITION OF ASSETS.

         On July 30, 1997, Asset Investors Corporation (the "Registrant") invested $10,000,000 in cash in four contiguous adult manufactured housing communities with 760 home sites in the Phoenix, Arizona metropolitan area. The investment consists of a $5,398,000 first mortgage loan bearing interest at 10% per annum, due in April 2001 and a $4,602,000 second mortgage loan convertible into a 50% ownership interest in the properties. The second mortgage loan accrues interest at 15% per annum and pays interest at 9% per annum, increasing 1% each year to a maximum of 12% per annum. The Registrant will receive additional interest of 3% of gross revenues, increasing to 13% of gross revenues in the event of a refinancing of the properties, and 50% of net proceeds from a sale or refinancing. The Registrant also has the right to purchase the properties at fair market value in ten years, or earlier, based on certain events. Due to the conversion features, participation in gross revenues of the second mortgage loan and the right to acquire the properties, the mortgages will be accounted for as an equity investment in real estate for the Registrant's financial statements purposes. Due to the Registrant's intent to acquire additional manufactured housing communities, the Registrant's future dividends and the taxable portion thereof cannot be estimated at this time.

         Certain statements made by the Company's officers included in, but not limited to, this Form 8-K, periodic press releases, oral statements about the Company, and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include projections of the Registrant's cash flow and dividends. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include the following: general economic and business conditions; interest rate changes; risks inherent in owning real estate or debt secured by real estate; competition; the availability of real estate assets at prices which meet the Registrant's investment criteria; the Registrant's ability to maintain or reduce expense levels and the Registrant's ability to complete its multi-step restructuring plan of which the acquisition described above is a part.

ITEM 7.  FINANCIAL STATEMENTS AND EXHIBITS.

         (A)      Financial Statements

                  Combined  Statements  of  Excess  of  Revenues  Over  Specific
                    Operating Expenses of the Andrus Manufactured Home Communities for the Year Ended December 31, 1996 (audited) and the Period from January 1, 1997 to March 31, 1997 (unaudited)

         (B)      Pro-forma Financial Information

                  Pro-forma  Condensed   Consolidated  Balance  Sheet  of  Asset
                    Investors Corporation and Subsidiaries as of March 31, 1997

                  Pro-forma Condensed  Consolidated Statement of Income of Asset
                    Investors Corporation and Subsidiaries for the Three Months Ended March 31, 1997

                  Pro-forma Condensed  Consolidated Statement of Income of Asset
                    Investors Corporation and Subsidiaries for the Year Ended December 31, 1996

         (C)      Exhibits

                      Exhibit No.                     Description

                          2.2       Promissory  Note dated  as of July 30, 1997,
                                    by   and  between  the  Registrant  and Lost
                                    Dutchman Parks, LLC

                        2.2(a) Combination Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement dated as of July 30, 1997, by and between the Registrant and Lost Dutchman Parks, LLC

                        2.2(b) Assumption Agreement and Note Modification dated as of July 30, 1997, by and between the Registrant and Lost Dutchman Parks, LLC

                        2.2(c) Commitment Letter dated as of July 10, 1997, by and between the Registrant and Lost Dutchman Parks, LLC

                          23        Consent  of  Independent  Auditors - Ernst &
                                    Young LLP.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            ASSET INVESTORS CORPORATION

Date:  August 12, 1997
                                            By: /s/ Kevin J. Nystrom
                                                Kevin J. Nystrom
                                                Chief Financial Officer

                         Report of Independent Auditors

Board of Directors and Stockholders
Asset Investors Corporation

We have audited the accompanying combined statement of excess of revenues over specific operating expenses of The Andrus Manufactured Home Communities (Note 1) for the year ended December 31, 1996. This financial statement is the responsibility of the management of The Andrus Manufactured Home Communities. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statement of excess of revenues over specific operating expenses is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, the financial statement of excess of revenues over specific operating expenses excludes certain expenses that would not be comparable to the operations of the properties after acquisition by Asset Investors Corporation. The accompanying financial statement was prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission and is not intended to be a complete presentation of the properties' revenues and expenses.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the excess of revenues over specific operating expenses (exclusive of expenses described in Note 1) of The Andrus Manufactured Home Communities for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



July 3, 1997                                                   ERNST & YOUNG LLP


                    The Andrus Manufactured Home Communities

                    Combined Statements of Excess of Revenues
                        Over Specific Operating Expenses



                                                                           Period from January
                                                            Year ended          1, 1997 to
                                                           December 31,       March 31, 1997
                                                               1996
                                                           -------------------------------------
                                                                               (Unaudited)

  Revenues
     Rental                                                 $   1,340,311        $   483,574
     Other                                                        109,940             51,123
                                                            -------------        -----------
                                                                1,450,251            534,697

  Specific operating expenses
     Property operations and maintenance                          454,423            164,170
     Real estate taxes                                             56,297              9,937
                                                            -------------        -----------
                                                                  510,720            174,107

 Excess of revenues over specific operating expenses        $     939,531        $   360,590
                                                            =============        ===========


                             See Accompanying Notes.

                    The Andrus Manufactured Home Communities

               Notes to Combined Statements of Excess of Revenues
                        Over Specific Operating Expenses

1. Organization and Significant Accounting Policies

Description of Properties

The Andrus Manufactured Home Communities includes four manufactured home/recreational vehicle communities (the Communities) owned and operated by Andrus Development Corp., Inc. (the Company) located in Apache Junction, Arizona. The Communities, which are contiguous and under common management and control, are summarized as follows:

                           Manufactured Home       Recreational
     Community                   Lots              Vehicle Lots           Total
----------------------------------------------- ------------------- ------------
Sun Valley                       264                     -                 264
Lost Dutchman                    122                   107                 229
Blue Star                         28                   108                 136
Apache Acres                      34                    97                 131

In July 1997, the Company contributed the Communities to Lost Dutchman LLC. Lost Dutchman LLC then entered into an agreement with Asset Investors Operating Partnership L.P. (AIOP) whereby AIOP would provide a loan to Lost Dutchman LLC, with the proceeds to be used to retire existing debt and fund improvements to the Communities. Additionally, AIOP assumed an existing first mortgage on the Communities.

Basis of Accounting

The accompanying statements of revenues over specific operating expenses are presented on the accrual basis. These statements have been prepared in accordance with the applicable rules and regulations of the Securities and
Exchange Commission for real estate properties. Accordingly, the statements exclude certain historical expenses not comparable to the operations of the property after acquisition, such as professional fees, depreciation, amortization and interest.

Revenue Recognition

Rental income attributable to manufactured home/recreational vehicle lots is recorded when due from residents.

Use of Estimates

The preparation of the financial statements of excess of revenues over specific operating expenses in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ITEM 7(B).

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                 PRO-FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1997
                             (Amounts in thousands)
                                   (Unaudited)

                                                           As Previously            Pro-Forma             Pro-Forma
                                                             Reported              Adjustments             Results
                                                      ---------------------- ---------------------- ---------------------
Assets
   Cash and cash equivalents                              $     68,477           $    (32,871) (c)      $   35,606
   Investment in rental properties, net                             --                 26,570  (a)          26,570
   Investment in rental property joint ventures                     --                 10,256  (a)          10,256
   Investment in Commercial Assets                              19,627                     --               19,627
   Other assets, net                                               762                  2,931  (b)           3,693
                                                          ------------           ------------           ----------

      Total Assets                                        $     88,866           $      6,886           $   95,752
                                                          ============           ============           ==========

Liabilities
   Accounts payable and accrued liabilities               $      1,070           $        358  (c)      $    1,428
   Mortgage notes payable                                           --                  4,962  (c)           4,962
   Management fees payable                                       2,349                     --                2,349
                                                          ------------           ------------           ----------

      Total Liabilities                                          3,419                  5,320                8,739
                                                          ------------           ------------           ----------

Minority interest in operating partnership                          --                    316  (c)             316
                                                          ------------           ------------           ----------

Stockholders' Equity
   Common Stock                                                    248                      4  (c)             252
   Additional paid-in capital                                  228,759                  1,246  (c)         230,005

   Cumulative dividends                                       (240,727)                    --             (240,727)
   Cumulative net income                                        97,802                     --               97,802
                                                          ------------           ------------           ----------
     Dividends in excess of net income                        (142,925)                    --             (142,925)

   Unrealized holding losses on debt securities                   (635)                    --                 (635)
                                                          ------------           ------------           ----------

      Total Stockholders' Equity                                85,447                  1,250               86,697
                                                          ------------           ------------           ----------

      Total Liabilities and Stockholders' Equity          $     88,866           $      6,886           $   95,752
                                                          ============           ============           ==========


       See Notes to Pro-Forma Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
              PRO-FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                      (In thousands, except per share data)
                                   (Unaudited)
                                                                                         Pro-Forma Adjustments
                                                                                  ---------------------------------------
                                                                                                      Acquisition of
                                                                                                       Interests in
                                                                                   Resecuritization    Manufactured
                                                                    As Previously of Non-agency MBS       Housing         Pro-Forma
    Revenues                                                           Reported         Bonds           Communities        Results
                                                                   -----------------------------------------------------------------
        Rental income                                                $       --      $        --         $    1,168  (g) $    1,168
        Equity in earnings of rental property joint ventures                 --               --                221  (h)        221
        Property management income                                           --               --                 51  (i)         51
        Non-agency MBS bonds                                              2,000           (2,000) (d)            --              --
        Equity in earnings of Commercial Assets                             464               --                 --             464
        Other income and expenses, net                                       52              830  (e)          (404) (j)        478
                                                                     ----------      ------------        ----------      ----------
             Total revenues                                               2,516           (1,170)             1,036           2,382
                                                                     ----------      -----------         ----------      ----------

    Expenses
        Property operations and maintenance                                  --               --                412  (g)        412
        Real estate taxes                                                    --               --                111  (g)        111
        Property management expenses                                         --               --                 58  (i)         58
        Management fees                                                     277             (248) (f)           159  (k)        188
        General and administrative                                          336              (42) (d)            --             294
        Depreciation and amortization                                        --               --                265  (l)        265
        Interest expense                                                     26              (26) (e)           102  (m)        102
                                                                     ----------      -----------         ----------      ----------
             Total expenses                                                 639             (316)             1,107           1,430
                                                                     ----------      -----------         ----------      ----------

    Net income before gain on resecuritization of non-agency
      MBS bonds                                                           1,877             (854)               (71)            952

    Gain on resecuritization of non-agency MBS bonds                      7,359               --                 --           7,359
    Management fees on resecuritization of non-agency MBS bonds          (2,072)             145  (f)            --          (1,927)
                                                                     ----------      -----------         ----------      ----------

    Net income                                                       $    7,164      $      (709)        $      (71)     $    6,384
                                                                     ==========      ===========         ==========      ==========

    Net income per share                                             $      .29                                          $      .25
                                                                     ==========                                          ==========

    Weighted-average shares outstanding                                  24,841                                              25,204


       See Notes to Pro-Forma Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
              PRO-FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                      (In thousands, except per share data)
                                                                                    Pro-Forma Adjustments
                                                                           ---------------------------------------
                                                                                                 Acquisition of
                                                                                                  Interests in
                                                                             Resecuritization     Manufactured
                                                              As Previously of Non-agency MBS        Housing           Pro-Forma
                                                                 Reported         Bonds            Communities          Results
                                                              ----------------------------------------------------------------------
    Revenues                                                                                                          (unaudited)
        Rental income                                          $       --      $        --         $    4,419  (g)    $    4,419
        Equity in earnings of rental property joint ventures           --               --                573  (h)           573
        Property management income                                     --               --                198  (i)           198
        Non-agency MBS bonds                                       11,513          (11,513) (d)            --                 --
        Equity in earnings of Commercial Assets                     1,875               --                 --              1,875
        Other income and expenses, net                                136            3,329  (e)        (1,622) (j)         1,843
                                                               ----------      -----------         ----------         ----------
             Total revenues                                        13,524           (8,184)             3,568              8,908
                                                               ----------      -----------         ----------         ----------

    Expenses
        Property operations and maintenance                            --               --              1,545  (g)         1,545
        Real estate taxes                                              --               --                438  (g)           438
        Property management expenses                                   --               --                240  (i)           240
        Management fees                                             1,793           (1,664) (f)           541  (k)           670
        General and administrative                                  1,145              (82) (d)            --              1,063
        Elimination of DERs                                           825               --                 --                825
        Depreciation and amortization                                  --               --              1,059  (l)         1,059
        Interest expense                                               88              (88) (e)           408  (m)           408
                                                               ----------      -----------         ----------         ----------
             Total expenses                                         3,851           (1,834)             4,231              6,248
                                                               ----------      -----------         ----------         ----------

    Net income before gain on resecuritization of non-agency
      MBS bonds                                                     9,673           (6,350)              (663)             2,660
    Gain on resecuritization of non-agency MBS bonds                   --            7,359                 --              7,359
    Management fees on resecuritization of non-agency MBS bonds        --           (1,466)                --             (1,466)
                                                               ----------      -----------         ----------         ----------

    Net income                                                 $    9,673      $      (457)        $     (663)        $    8,553
                                                               ==========      ===========         ==========         ==========

    Net income per share                                       $      .39                                             $      .34
                                                               ==========                                             ==========

    Weighted-average shares outstanding                            24,595                                                 24,958


       See Notes to Pro-Forma Condensed Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
         NOTES TO PRO-FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In thousands)
                                   (Unaudited)


         The pro-forma condensed consolidated balance sheet of the Registrant as of March 31, 1997, is presented as if the May 14, 1997 and July 30, 1997, acquisitions had occurred on March 31, 1997. The pro-forma condensed consolidated statements of income are presented as if the March 27, 1997 resecuritization of the non-agency MBS bonds and the May 14, 1997 and July 30, 1997, acquisition transactions had occurred: (i) on January 1, 1997, for the statement of income for the three months ended March 31, 1997; and (ii) on January 1, 1996, for the statement of income for the year ended December 31, 1996. In management's opinion, all adjustments necessary to reflect the resecuritization of the Registrant's non-agency MBS bond portfolio and the acquisition of interests in manufactured housing communities and management contracts have been made. The unaudited pro-forma condensed consolidated financial statements should be read in conjunction with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, and the Current Report on Form 8-K dated May 14, 1997.

         The unaudited pro-forma condensed consolidated financial statements are not necessarily indicative of what the actual financial position or results of operations would have been assuming the transactions had been completed as of the dates indicated, nor does it purport to represent the future financial position or results of operations of the Registrant.

(a) Reflects the purchase of seven manufactured housing communities for $25,875,000 plus closing costs of $695,000; $256,000 in advances and other costs for the acquisition of the 50% joint venture interest in another manufactured housing community; and $10,000,000 advanced under notes on four additional manufactured housing communities.

(b) Reflects $2,508,000 paid for the acquisition of the related manufactured housing community management contracts and the acquisition of manufactured home inventory at a cost of $423,000.

(c) Reflects consideration for the manufactured housing communities and manufactured housing community management contracts of: $22,871,000 of cash, 363,372 shares of Common Stock at $3.44 per share, 91,760 Operating Partnership Units at $3.44 each, the assumption of $4,962,000 of existing debt, and the assumption of $358,000 of other liabilities on May 14, 1997; and $10,000,000 cash on July 30, 1997.

(d) Eliminates income from and expenses directly attributable to the non-agency MBS bonds as a result of the resecuritization.

(e) Reflects the assumption that a portion of the proceeds from the resecuritization of the non-agency MBS bonds is used to repay outstanding debt and the remaining proceeds are invested in short-term investments earning 5% per annum.

(f) Eliminates base fees and administrative fees on the non-agency MBS bonds and adjusts incentive fees based upon adjusted net income.

(g) Reflects adjustment for the rental income and property expenses of the seven acquired communities.

(h) Reflects the equity in the earnings from the joint venture interests in manufactured housing communities.

(i) Reflects expenses of the manufactured housing community management business and income earned from the four managed communities not owned by the Registrant.

(j) Eliminates the short-term investment income at 5% per annum on the cash used to acquire the interests in manufactured housing communities and management operations.

(k) Reflects base fees on assets acquired and additional incentive fees on improved earnings as a result of the acquisition of the manufactured housing communities and management operations (in thousands):

                                                        Three Months Ended                      Year Ended
                                                          March 31, 1997                     December 31, 1996
                                                        ------------------                   -----------------

          Base fees                                         $   102                               $    407
          Incentive fees                                         82                                    234
                                                            -------                               --------
                Total Adjustment                            $   184                               $    641
                                                            =======                               ========

(l)  Reflects   depreciation   and   amortization  of  acquired  assets  on  the
     straight-line basis over the estimated useful lives of the assets. The estimated useful lives are 25 years for land improvements and buildings and 10 years for the cost of management contracts on communities not owned by the Registrant.

(m)  Reflects interest expense on the assumed debt at 8.25% per annum.