Form 10-Q
period 1997-06-30
ASSET INVESTORS CORP
filed 1997-08-14
CIK 804138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

          As of August 1, 1997, 25,240,926 shares of Asset Investors Corporation Common Stock were outstanding.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS
                                                                            PAGE

PART I.  FINANCIAL INFORMATION:

             Item 1. Condensed Consolidated Financial Statements:

                     Balance Sheets as of June 30, 1997 (unaudited)
                     and December 31, 1996................................     1

                     Statements of Income for the three and six
                     months ended June 30, 1997 and 1996 (unaudited)......     2

                     Statements of Cash Flows for the six months ended
                     June 30, 1997 and 1996 (unaudited)...................     3

                     Notes to Financial Statements (unaudited)............     4

             Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations..................    12

PART II.  OTHER INFORMATION:

             Item 6. Exhibits and Reports on Form 8-K.....................    21


                                       (i)

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)

                                                                                    June 30,            December 31,
                                                                                      1997                  1996
                                                                                 ------------          -------------
                                                                                  (Unaudited)
Assets
   Investment in rental properties, net                                          $     26,442          $         --
   Cash and cash equivalents                                                           42,943                   417
   Non-agency MBS Bonds                                                                    --                68,079
   Investment in Commercial Assets                                                     19,895                19,361
   Other assets, net                                                                    4,724                 2,487
                                                                                 ------------          ------------

       Total Assets                                                              $     94,004          $     90,344
                                                                                 ============          ============

Liabilities
   Mortgage notes payable                                                        $      4,940          $         --
   Short-term borrowings                                                                   --                 3,000
   Accounts payable and accrued liabilities                                             1,276                   454
   Management fees payable                                                                249                   525
                                                                                 ------------          ------------

       Total Liabilities                                                                6,465                 3,979
                                                                                 ------------          ------------

Minority interest in Operating Partnership                                                322                    --

Stockholders' Equity
   Common  Stock,  par  value  $.01 per  share,  50,000,000  shares  authorized;
     25,239,217 and 24,840,140 shares issued and
     outstanding, respectively                                                            252                   248
   Additional paid-in capital                                                         230,112               228,753

   Cumulative dividends                                                              (242,241)             (238,367)
   Cumulative net income                                                               99,476                90,638
                                                                                 ------------          ------------
     Dividends in excess of net income                                               (142,765)             (147,729)

   Unrealized holding (losses) gains on debt securities                                  (382)                5,093
                                                                                 ------------          ------------

       Total Stockholders' Equity                                                      87,217                86,365
                                                                                 ------------          ------------

       Total Liabilities and Stockholders' Equity                                $     94,004          $     90,344
                                                                                 ============          ============

            See Notes to Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended                Six Months Ended
                                                               June 30,                         June 30,
                                                       ------------------------        ---------------------------
                                                         1997           1996             1997              1996
                                                       ---------      ---------        ---------         ---------
   Revenues
      Rental income                                    $     568      $      --        $     568         $      --
      Property management income                              23             --               23                --
      Non-agency MBS bonds                                   450          2,835            2,450             5,665
      Equity in earnings of Commercial Assets                484            539              948               976
      Interest and other income                              795             43              847               129
                                                       ---------      ---------        ---------         ---------
           Total revenues                                  2,320          3,417            4,836             6,770
                                                       ---------      ---------        ---------         ---------

   Expenses
      Property operations and maintenance                    174             --              174                --
      Real estate taxes                                       53             --               53                --
      Property management expenses                            31             --               31                --
      Management fees                                         97            350              374               802
      General and administrative                              87            157              423               655
      Elimination of DERs                                     --            825               --               825
      Depreciation and amortization                          149             --              149                --
      Interest                                                55             --               81                --
                                                       ---------      ---------        ---------         ---------
           Total expenses                                    646          1,332            1,285             2,282
                                                       ---------      ---------        ---------         ---------

Net income before gain on resecuritization of
   non-agency MBS bonds                                    1,674          2,085            3,551             4,488

Gain on resecuritization of non-agency MBS
   bonds                                                      --             --            7,359                --
Management fees on resecuritization of
   non-agency MBS bonds                                       --             --           (2,072)               --
                                                       ---------      ---------        ---------         ---------

Net income                                             $   1,674      $   2,085        $   8,838         $   4,488
                                                       =========      =========        =========         =========

Net income per share                                   $     .06      $     .08        $     .35         $     .18
                                                       =========      =========        =========         =========

Weighted-average shares outstanding                       25,062         24,500           24,952            24,433

Dividends per share                                    $    .060      $    .090        $    .155         $    .180


            See Notes to Condensed Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                    ---------------------------
                                                                                       1997              1996
                                                                                    ---------         ---------
Cash Flows From Operating Activities
   Net income                                                                       $   8,838         $   4,488
   Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and amortization                                                        149                --
     Accretion of discounts on non-agency MBS bonds                                       469             1,294
     Equity in earnings of Commercial Assets                                             (948)             (976)
     Issuance of Common Stock for the elimination of DERs                                  --               825
     Increase in other assets                                                            (197)             (185)
     Increase in accounts payable and accrued liabilities                                 107               310
     Gain on resecuritization of non-agency MBS bonds                                  (7,359)               --
                                                                                      -------           -------

   Net Cash Provided By Operating Activities                                            1,059             5,756
                                                                                      -------           -------

Cash Flows From Investing Activities
   Acquisition of rental properties                                                   (22,871)               --
   Acquisition of non-agency MBS bonds                                                     --            (9,844)
   Principal collections and indemnifications of non-agency MBS bonds                     547             1,601
   Dividends from Commercial Assets                                                       939               469
   Proceeds from the resecuritization of non-agency MBS bonds                          69,743                --
                                                                                    ---------         ---------

   Net Cash Provided By (Used By) Investing Activities                                 48,358            (7,774)
                                                                                    ---------         ---------

Cash Flows From Financing Activities
   Dividends paid                                                                      (3,874)           (4,418)
   Payment of minority interest distributions                                              (6)               --
   (Decrease) increase in short-term borrowings, net                                   (3,000)            1,400
   Principal payments on mortgage notes payable                                           (22)               --
   Issuance of Common Stock                                                                11               159
                                                                                   ----------        ----------

   Net Cash Used By Financing Activities                                               (6,891)           (2,859)
                                                                                   ----------        ----------

Cash and Cash Equivalents
   Increase (decrease)                                                                 42,526            (4,877)
   Beginning of period                                                                    417             5,328
                                                                                   ----------        ----------

   End of period                                                                   $   42,943        $      451
                                                                                   ==========        ==========

            See Notes to Condensed Consolidated Financial Statements.

                 ASSET INVESTORS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.       The Company

         Asset Investors Corporation (the "Company") is a real estate investment trust ("REIT") that was incorporated under Maryland law in 1986. Its shares of common stock, par value $.01 per share ("Common Stock"), are listed on the New York Stock Exchange under the symbol "AIC." In May 1997, the Company contributed its net assets to Asset Investors Operating Partnership, L.P. (the "Operating Partnership") in exchange for an interest in the Operating Partnership. The Company acts as the sole general partner of the Operating Partnership which invests in real estate assets, primarily manufactured housing communities. The Operating Partnership also owns the preferred stock and non-voting common stock of AIC Manufactured Housing Corp. ("AICMHC") and approximately 27% of the common stock of Commercial Assets, Inc. ("Commercial Assets"). AICMHC, which was formed in May 1997, owns interests in manufactured housing community management contracts. Commercial Assets is a publicly-traded REIT (American Stock Exchange,
Inc.: CAX) formed by the Company in August 1993 which invests in commercial mortgage-backed securities ("CMBS bonds").

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

         Multi-Step Plan to Maximize Stockholder Value - The Company previously owned debt interests in residential mortgage loan securitizations collateralized by pools of non-conforming (non-agency guaranteed) single-family mortgage loans ("non-agency MBS bonds"). In February 1997, the Board of Directors adopted a multi-step plan (the "1997 Plan") to restructure the Company's asset base and redeploy its assets in order to reduce risks associated with the Company's non-agency MBS bond portfolio and maximize long-term, risk-adjusted returns to stockholders. In March 1997, under the first step of the 1997 Plan, the Company contributed its portfolio of non-agency MBS bonds into an owner trust in a structured transaction in which the Company received cash proceeds and retained a small equity interest.

         In May 1997, the Company formed the Operating Partnership and acquired seven manufactured housing communities, a 50% joint venture interest in another manufactured housing community and certain manufactured housing community management contracts. In July 1997, the Company acquired a joint venture interest in an additional four manufactured housing communities. The Company plans to invest its remaining cash from the resecuritization of non-agency MBS bonds in additional manufactured housing communities and related assets. This will likely reduce the Company's return on assets from 1996 levels, shift its strategic emphasis to the management of income producing real estate with the potential of achieving capital appreciation, and also reduce the risk borne by the Company in its portfolio.

         A special committee of Independent Directors has been evaluating the Company's acquisition of the Company's advisor, Financial Asset Management LLC (the "Manager"), a step which would result in the Company becoming self-managed and fully integrated. The special committee has engaged a financial advisor to assist them in their evaluation of this acquisition.

B.       Presentation of Financial Statements

         The Condensed Consolidated Financial Statements of the Company presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 1997, and for the periods then ended and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. These statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         Certain   reclassifications  have  been  made  in  the  1996  Condensed
Consolidated Financial Statements to conform to the classifications used in the current year.

C.       Summary of Significant Accounting Policies

         Principles of Consolidation - The Condensed Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and all majority owned subsidiaries. The minority interest in the Operating Partnership represents the limited partnership units ("OP Units") which are convertible, at the option of the holder, into cash or shares of the Company's Common Stock, as determined by the Company. The conversion of OP Units into shares of Common Stock would have no effect on earnings per share since the allocation of earnings to an OP Unit is equal to the allocation of earnings to a share of Common Stock. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in Commercial Assets is recorded under the equity method. The Company has recorded its proportionate share of the unrealized holding losses on the CMBS bonds of Commercial Assets.

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

         Rental Properties and Depreciation - Rental properties are recorded at cost less accumulated depreciation. Depreciation is computed using the straight line method over an estimated useful life of 25 years for land improvements and buildings and five years for furniture and other equipment. Significant renovations and improvements, which improve and/or extend the useful life of the asset are capitalized and depreciated over the remaining estimated life. Maintenance, repairs and minor improvements are expensed as incurred.

         When conditions exist which indicate that the carrying amount of a property may be impaired, the Company will evaluate the recoverability of its net investment in the property by assessing current and future levels of income and cash flows, as well as other factors such as business trends and prospects, and market and economic conditions. As of June 30, 1997, there has been no impairment of the Company's investment in rental properties.

         Revenue Recognition - The Company derives its income from the rental of home sites. The leases entered into by residents for the rental of the site are generally for terms not longer than one year and the rental revenues associated with the leases are recognized when earned and due from residents. Property management income for services provided to communities not owned by the Company are also recognized when earned.

         Statements of Cash Flows - For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and overnight cash investments are considered to be cash and cash equivalents. The Company made interest payments of $63,000 during the six months ended June 30, 1997.

         Non-cash investing and financing activities for the six months ended June 30, 1997 and 1996 were as follows (in thousands):

                                                                                            1997           1996
                                                                                          -------         ------

Dividends declared but not yet received from Commercial Assets                            $    --         $  469

Unrealized holding gains on debt securities                                               $ 5,475         $  135

Distributions of Common Stock                                                             $   101         $   87

Distributions of Common Stock as consideration for the elimination of DERs                $    --         $  825

Consideration for the acquisition of rental properties:
     Issuance of Common Stock                                                             $ 1,250         $   --
     Issuance of minority interests in the Operating Partnership                          $   316         $   --
     Assumption of mortgage notes payable                                                 $ 4,962         $   --


D.       Acquisitions of Rental Properties

         On May 14, 1997, the Company acquired seven manufactured housing communities, a 50% joint venture interest in another manufactured housing community and certain manufactured housing community management contracts for an aggregate purchase price of $29,399,000. The consideration was $22,871,000 of cash, the assumption of $4,962,000 of existing debt, the issuance of 363,372 shares of the Company's Common Stock and 91,760 limited partnership units issued by the Operating Partnership.

         The eight communities are located in the Tampa, Florida area and consisted of 1,540 home sites with the opportunity to develop and lease an additional 364 home sites on an earn-out basis. Under the earn-out agreement, the Company will advance all development costs to bring the home sites on line and earn a 10% per annum return on such advances. The Company will then acquire the developed home sites as they are absorbed at a cost of 50% of the value of the home sites, as prescribed in the earn-out agreements. The manufactured housing community management contracts acquired cover the eight communities acquired plus an additional four communities with 477 home sites located in the same market area.

         The Company also agreed to joint venture with the seller on manufactured housing communities and manufactured housing community management operations identified by the seller for acquisition. The Company will receive a 10% preferred return on any advances made for such acquisitions.

         The acquisition of the manufactured housing communities and management contracts was accounted for as a purchase as of May 14, 1997, and the results of operations of the manufactured housing communities and management contracts have been included in the Company's results of operations since that date. The following unaudited pro-forma information has been prepared assuming the re-securitization of the non-agency MBS bonds and the acquisition of the manufactured housing communities and management contracts had been completed at the beginning of the periods presented. The pro-forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the re-securitization and acquisition had been completed as of those dates. In addition, the pro-forma information is not intended to be a projection of future results. The unaudited, pro-forma results of operations for the six months ended June 30, 1997 and 1996 is as follows (in thousands, except per share data):


                                                                                   1997                    1996
                                                                                ----------              ----------

Revenues                                                                        $    5,068              $    4,540
                                                                                ==========              ==========

Net income before gain on resecuritization of non-agency MBS bonds              $    2,615              $    1,297
Gain on resecuritization of non-agency MBS bonds, net of management fees             5,287                   5,287
                                                                                ----------              ----------

Net income                                                                      $    7,902              $    6,584
                                                                                ==========              ==========

Net income per share                                                            $     0.32              $      .27
                                                                                ==========              ==========


E.       Investment in Rental Properties

         The net carrying value of the Company's investment in rental properties at June 30, 1997, is as follows (in thousands):

Land                                                                 $    3,520
Land improvements and buildings                                          22,702
Furniture and other equipment                                               350
                                                                     ----------
                                                                         26,572
Less accumulated depreciation                                              (130)

Investment in rental properties, net                                 $   26,442
                                                                     ==========

         Land improvements and buildings consist primarily of infrastructure, roads, landscaping and clubhouses, maintenance buildings and common amenities. In connection with the acquisition of two manufactured housing communities, the Company assumed the obligations under the existing ground leases. Accordingly, no portion of the purchase price of these communities was allocated to land.

F.       Non-agency MBS Bonds

         In March 1997, the Company resecuritized its portfolio of non-agency MBS bonds by contributing them to a trust in which it retained the equity interest. In a private placement, the trust sold $199,894,000 principal amount of debt securities representing senior interests in the trust's assets. The debt securities are without recourse to the Company. The Company's equity interest represents the first-loss class of the portfolio, providing credit support for the senior debt securities. The future cash flow from the equity interest is not determinable, and accordingly, no carrying value has been assigned to the equity interest in the financial statements. During the three months ended June 30, 1997, the Company had revenues of $450,000 from the equity interest.

         The outstanding principal balance of the 214 non-agency MBS bonds owned by the Company at December 31, 1996, was $224,579,000, less total unamortized discounts and allowance for credit losses of $162,500,000 for a net amortized cost of $62,079,000. The portfolio was classified as available-for-sale and included $6,000,000 of unrealized holding gains at December 31, 1996. The Company realized a gain of $7,359,000 from the resecuritization of non-agency MBS bonds in a structured transaction during the six months ended June 30, 1997.

G.       Investment in Commercial Assets

         On June 30, 1997 and December 31, 1996, the Company owned 2,761,126 shares (approximately 27%) of the common stock of Commercial Assets. Commercial Assets is a REIT which manages ownership interests in commercial mortgage loan securitizations of multi-family real estate. The mortgages which comprise the collateral for Commercial Assets' CMBS bonds are secured by apartment communities in 36 states. Approximately 25%, 13% and 8% of the mortgage loans are collateralized by properties in Texas, Arizona and Florida, respectively. Presented below is the summarized financial information of Commercial Assets as reported by Commercial Assets (in thousands):


Balance Sheets                                                                        June 30,           December 31,
                                                                                        1997                 1996
                                                                                     ----------          ------------
                                                                                    (Unaudited)

CMBS bonds, net of $1,431 and $3,389 of unrealized holding losses                    $   68,460           $   61,460
Cash and other assets                                                                     6,080               10,946
                                                                                     ----------           ----------

   Total Assets                                                                          74,540               72,406

   Total Liabilities                                                                        464                  487
                                                                                     ----------           ----------

Stockholders' Equity                                                                 $   74,076           $   71,919
                                                                                     ==========           ==========




Statements of Income                                     Three Months Ended                  Six Months Ended
     (Unaudited)                                               June 30,                           June 30,
                                                     ----------------------------       ----------------------------
                                                        1997              1996             1997              1996
                                                     ----------        ----------       ----------        ----------

CMBS bonds                                           $    2,193        $    3,462       $    4,237        $    5,773
Other revenues                                               49                64              160                71
                                                     ----------        ----------       ----------        ----------
    Total revenues                                        2,242             3,526            4,397             5,844
                                                     ----------        ----------       ----------        ----------

Management fees                                             311               452              608               830
General and administrative                                  121               114              244               444
Elimination of dividend equivalent rights                    --               966               --               966
Interest                                                     --                 2               --                 5
                                                     ----------        ----------       ----------        ----------
    Total expenses                                          432             1,534              852             2,245
                                                     ----------        ----------       ----------        ----------

Net Income                                           $    1,810        $    1,992       $    3,545        $    3,599
                                                     ==========        ==========       ==========        ==========

         According to Commercial Assets, at June 30, 1997 and December 31, 1996, it had $1,431,000 and $3,389,000, respectively, of unrealized holding losses on its CMBS bonds. The Company's share of these unrealized holding losses on CMBS bonds of $382,000 and $907,000, respectively, is recorded as a reduction in the carrying value of its investment in Commercial Assets and as a component of stockholders' equity.

H.       Mortgage Notes Payable

         Mortgage notes payable at June 30, 1997, consist of $4,940,000 of notes outstanding which bear interest at 8.25% and mature in October 2000. The notes are secured by two manufactured housing communities which have a net carrying value of $12,814,000 at June 30, 1997. The scheduled payments of principal on the mortgage notes payable subsequent to June 30, 1997, are as follows: 1997 - $136,000, 1998 - $286,000, 1999 - $311,000, and 2000 - $4,207,000.

         The mortgage notes payable require escrow payments for the payment of property taxes. At June 30, 1997, $125,000 was held in such escrow accounts.

I.       Short-Term Borrowings

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

J.       Other Matters

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

         Pursuant to the Management Agreement, through March 31, 1997, the Manager received a "Base Fee," an "Incentive Fee" and an "Administrative Fee," all of which were payable quarterly per the terms of the Management Agreement. The Base Fee was an annual fee equal to 3/8 of 1% of the "average invested assets" of the Company and its subsidiaries for such year. The Incentive Fee was equal to 20% of the amount of the Company's net book income, calculated in accordance with GAAP, which was in excess of the return on the Company's "average net worth" equal to the "Ten-Year U.S. Treasury Rate" plus 1%. The Manager performed certain bond administration and other related services for the Company pursuant to the Management Agreement and received an Administrative Fee of up to $3,500 per annum per non-agency MBS bond for such services.

         In connection with the change in portfolio assets pursuant to the 1997 Plan, the Independent Directors of the Company approved an amendment to the Management Agreement, effective April 1, 1997, that: (i) increased the Base Fee from 3/8 of 1% to 1% per annum of "average invested assets;" (ii) provided for an acquisition fee (the "Acquisition Fee") of 1/2 of 1% of the cost of real estate investments; and (iii) changed the Incentive Fee to be calculated from Cash Earned for Stockholders ("CEFS") rather than net book income. CEFS is equal to the Company's net book income adjusted by: (i) depreciation and amortization of rental properties and management contracts; (ii) capital replacement reserves; and (iii) certain other non-cash expenditures. The Administrative Fee was substantially eliminated as a result of the resecuritization of the non-agency MBS bonds.

         During the six months ended June 30, 1997 and 1996, the Company incurred Management Fees of $526,000 and $802,000, respectively, including: (i) Base Fees of $97,000 and $110,000, respectively; (ii) Incentive Fees of $53,000 and $348,000, respectively; (iii) Administrative Fees of $224,000 and $344,000, respectively; and (iv) Acquisition Fees of $152,000 and $0, respectively. Acquisition Fees are capitalized as part of the cost of the acquired rental properties.

         The Company also incurred $1,472,000 of Incentive Fees during the six months ended June 30, 1997, from the gain on the resecuritization of the non-agency MBS bonds and an added value fee of $600,000 to compensate the Manager for agreeing to continue as a loss mitigation advisor on the non-agency MBS bonds. Because the Manager agreed to continue on as the loss mitigation advisor on the non-agency MBS bonds, the Company was able to realize more proceeds and a higher gain from the structured transaction than if the Manager did not continue as the loss mitigation advisor. The added value fee paid to the Manager was approved by the Independent Directors and represents a portion of the increased proceeds and higher gain. The Manager also receives a fee for services as loss mitigation advisor from the resecuritization trust in which the Company owns the equity interest. The fee is equal to 0.03% per annum of the outstanding principal balance of the non-agency MBS bonds. During the three months ended June 30, 1997, the Manager received $164,000 of fees as loss mitigation advisor.

         A special committee of Independent Directors has been evaluating the Company's acquisition of its Manager, a step which would result in the Company becoming self-managed and fully integrated. The special committee engaged a financial advisor to assist them in their evaluation of this acquisition.

         At June 30, 1997, the Company's net operating loss ("NOL") carryover was approximately $96,000,000 and its capital loss carryover was approximately $35,000,000. The NOL carryover may be used to offset all or a portion of the Company's REIT income, and as a result, to reduce the amount of income that the Company must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire between 1998 and 2000.

K.       Subsequent Event

         On July 30, 1997, the Company invested $10,000,000 in four contiguous adult manufactured housing communities with 760 home sites in the Phoenix, Arizona metropolitan area. The investment consists of a $5,398,000 first mortgage loan bearing interest at 10% per annum, due in April 2001 and a $4,602,000 second mortgage loan convertible into a 50% ownership interest in the properties. The second mortgage loan accrues interest at 15% per annum and pays interest at 9% per annum, increasing 1% each year to a maximum of 12% per annum. The Company will receive additional interest of 3% of gross revenues, increasing to 13% of gross revenues in the event of a refinancing of the properties, and 50% of net proceeds from a sale or refinancing. The Company also has the right to purchase the properties at fair value in ten years, or earlier, based on certain events. Due to the conversion features, participation in gross revenues, and the right to acquire the properties, the mortgages, for GAAP purposes, will be accounted for as an equity investment in real estate.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The Company is a REIT that was incorporated under Maryland law in 1986. Its shares of Common Stock are listed on the New York Stock Exchange under the symbol "AIC." The Company invests in manufactured housing communities and related assets and owns 27% of the common stock of Commercial Assets, a publicly-traded REIT formed by the Company in August 1993.

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

         The Company has previously conducted its operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "1940 Act"). The 1940 Act exempts entities that, directly or through majority-owned subsidiaries, are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). In order to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and may also be required to maintain an additional 25% in Qualifying Interests or other real estate-related securities. As a result of the resecuritization, the Company holds insufficient Qualifying Interests to claim this exemption. The Company does not now engage, nor has it engaged or intended to engage in the business of investing, reinvesting, owning, holding or trading of securities. Since the closing of resecuritization, the Company has taken the steps necessary to give itself the benefits of a temporary exemption under the 1940 Act. In carrying out the 1997 Plan, the Company intends that any new real estate assets acquired will be Qualifying Interests. See "FORWARD LOOKING INFORMATION" below.

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

         In addition, under the 1997 Plan, the Company converted to an umbrella partnership real estate investment trust ("UPREIT") by contributing its assets to the Operating Partnership and retaining the general partner's interest. The Company anticipates that the Operating Partnership will facilitate the future acquisition of real estate.

         On May 14, 1997, the Company acquired interests in eight manufactured housing communities and a certain manufactured housing community management contracts for an aggregate purchase price of $29,399,000. The consideration was $22,871,000 of cash, the assumption of approximately $4,962,000 of existing debt, 363,372 shares of Common Stock of the Company and 91,760 Operating Partnership units. The eight communities are located in the Tampa, Florida area and consisted of 1,540 home sites with the opportunity to develop and lease an additional 364 home sites on an earn-out basis. The management contracts acquired serve these eight communities plus an additional four communities with 477 home sites located in the same market area. On July 30, 1997, the Company invested $10,000,000 of cash in four manufactured housing communities with 760 home sites in the Phoenix, Arizona metropolitan area.

         The Company plans to reinvest the remaining cash proceeds from the resecuritization in manufactured housing communities and related assets, a step which would likely reduce its return on assets from 1996 levels, shift the Company's strategic emphasis to the management of income producing real estate with the potential of achieving capital appreciation, and also reduce the investment risk borne by the Company in its portfolio. See "FORWARD LOOKING INFORMATION" below.

         The 1997 Plan also provides for consideration of the Company's acquisition of its Manager, a step which would result in the Company becoming self-managed and fully integrated. A special committee of Independent Directors has been established to evaluate this acquisition and has engaged a financial advisor to assist them in their evaluation.

                          RESULTS OF OPERATIONS FOR THE
                THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         The table below summarizes the Company's results of operations for GAAP purposes, or book income, its estimated REIT income and dividends during the three and six months ended June 30, 1997 and 1996 (in thousands, except per share data).

                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                     ------------------------       --------------------------
                                                       1997           1996            1997             1996
                                                     ---------      ---------       ---------        ---------
Revenues
   Rental Income                                     $     568      $      --       $     568        $      --
   Property management income                               23             --              23               --
   Non-agency MBS bonds                                    450          2,835           2,450            5,665
   Equity in earnings of Commercial Assets                 484            539             948              976
   Interest and other income                               795             43             847              129
                                                     ---------      ---------       ---------        ---------
        Total revenues                                   2,320          3,417           4,836            6,770
                                                     ---------      ---------       ---------        ---------

Expenses
   Property operations and maintenance                     174             --             174               --
   Real estate taxes                                        53             --              53               --
   Property management expenses                             31             --              31               --
   Management fees                                          97            350             374              802
   General and administrative                               87            157             423              655
   Elimination of DERs                                      --            825              --              825
   Depreciation and amortization                           149             --             149               --
   Interest                                                 55             --              81               --
                                                     ---------      ---------       ---------        ---------
        Total expenses                                     646          1,332           1,285            2,282
                                                     ---------      ---------       ---------        ---------

Net income before gain on resecuritization of
      non-agency MBS bonds                               1,674          2,085           3,551            4,488

Gain on resecuritization of non-agency MBS bonds            --             --           7,359               --

Management fees on resecuritization of
      non-agency MBS bonds                                  --             --          (2,072)              --
                                                     ---------      ---------       ---------        ---------

Book income                                          $   1,674      $   2,085       $   8,838         $  4,488
                                                     =========      =========       =========         ========
Book income per share                                $     .06      $     .08       $     .35         $    .18
                                                     =========      =========       =========         ========

Estimated REIT income                                $    (201)     $   2,760       $     743         $  6,620
                                                     =========      =========       =========         ========
Estimated REIT income per share                      $    (.01)     $     .11       $     .03         $    .27
                                                     =========      =========       =========         ========

Dividends                                            $   1,514      $   2,226       $   3,874         $  4,418
                                                     =========      =========       =========         ========
Dividends per share                                  $    .060      $    .090       $    .155         $   .180
                                                     =========      =========       =========         ========

Weighted-average shares outstanding                     25,062         24,500          24,952           24,433


Book Income

         Manufactured Housing Communities - In May 1997, the Company acquired seven manufactured housing communities, a 50% joint venture interest in another manufactured housing community and certain manufactured housing community management contracts. At June 30, 1997, the eight communities consisted of 1,546 home sites with the opportunity to develop and lease an additional 361 home sites on an earn-out basis. The management contracts acquired cover these eight communities plus an additional four communities with 548 home sites located in the same market area.

         From May 14, 1997, the date of acquisition, to June 30, 1997, the Company earned $568,000 of rental income and incurred $174,000 of property operations and maintenance expenses, $53,000 of real estate taxes and $130,000 of depreciation related to the acquired communities. In addition, the Company earned $23,000 of property management income less $31,000 of expenses and $19,000 of amortization related to the management contracts acquired during the same period. The Company expects an initial cash-on-cash return of approximately 9% per annum from the communities and management operations. See "FORWARD LOOKING INFORMATION" below.

         Non-agency MBS Bonds - Income from the Company's non-agency MBS bonds decreased to $2,450,000 during the first six months of 1997 compared with $5,665,000 for the same period in 1996 primarily due to the resecuritization of the bonds, completed in March 1997. Revenues from the non-agency MBS bonds during the three months ended June 30, 1997, represent income from the retained equity interest. Credit losses on the underlying collateral will likely reduce earnings from the retained equity interest in the future. See "FORWARD LOOKING INFORMATION" below.

         In connection with the resecuritization transaction, the Company realized net proceeds of $69,743,000 before related management fees. A gain of $7,359,000 was recognized during the first quarter of 1997, along with $1,472,000 of Incentive Fees related to the gain and an added value fee of $600,000 to compensate the Manager for agreeing to continue as a loss mitigation advisor on the non-agency MBS bonds. Because the Manager has agreed to continue on as the loss mitigation advisor on the non-agency MBS bonds, the Company was able to realize more proceeds and a higher gain from the structured transaction. The added value fee paid to the Manager was approved by the Independent Directors and represents a portion of the increased proceeds and higher gain. The portfolio of non-agency MBS bonds was classified as available-for-sale and included $6,000,000 of unrealized holding gains at December 31, 1996.

         Commercial Assets - Income from the Company's shares of Commercial Assets (which, for book income purposes, is based on the Company's pro rata share of Commercial Assets' book income) for the three and six months ended June 30, 1997, was $484,000 and $948,000, respectively, compared with $539,000 and
$976,000, respectively, for the same periods in 1996. Commercial Assets reported to the Company that the decrease in income is primarily because 1996 results include revenues from the early redemption of two CMBS bonds. The decreased revenues are partially offset by a 1996 one-time, non-cash charge resulting from the elimination of dividend equivalent rights under Commercial Assets' stock option plan, in addition to lower management fees and general and administrative expenses.

         At June 30, 1997 and December 31, 1996, Commercial Assets' CMBS bonds had outstanding principal balances of $94,806,000 and $89,297,000, respectively, and weighted-average coupons of 8.05% and 8.15%, respectively. The increase in the outstanding principal balance and decrease weighted-average coupon of the CMBS bonds from December 31, 1996 to June 30, 1997, was primarily the result of Commercial Assets' March 1997 contribution of two CMBS bonds into a newly created trust. Interests in bond classes within the same CMBS issuance which were owned by another party were also contributed into the trust. The trust then issued seven classes of CMBS bonds collateralized by the CMBS bond classes contributed into the trust. Commercial Assets received an interest in five of the new bond classes which corresponded to its' ownership interests in the two bonds contributed to the trust. Commercial Assets also acquired the remaining $5,737,000 principal balance of two of the new bond classes rated "BB" and "B" at a cost of $4,801,000, which resulted in it having 100% ownership in the five new subordinate classes. The coupon on the new classes is 6.42% compared to the coupon of 6.50% on the original two classes.

         According to Commercial Assets, at June 30, 1997 and December 31, 1996, it had $1,431,000 and $3,389,000, respectively, of unrealized holding losses on its CMBS bonds. The Company's share of these unrealized holding losses, $382,000 and $907,000 as of June 30, 1997 and December 31, 1996, respectively, was recorded as a reduction in the carrying value of its investment in Commercial Assets and as a component of stockholders' equity.

         Interest and Other Income - Interest and other income increased significantly during the three and six months ended June 30, 1997, compared with the same periods in 1996 because of higher cash balances from the resecuritization of the non-agency MBS bonds. The average interest rate on the Company's cash investments during the three months ended June 30, 1997 was 5.5% per annum.

         Management Fees - In connection with the change in portfolio assets pursuant to the 1997 Plan, the Independent Directors of the Company approved an amendment to the Management Agreement, effective April 1, 1997, that: (i)
increased the Base Fee from 3/8 of 1% to 1% per annum of "average invested assets;" (ii) provided for an acquisition fee (the "Acquisition Fee") of 1/2 of 1% of the cost of real estate investments; and (iii) changed the Incentive Fee to be calculated from Cash Earned for Stockholders ("CEFS") rather than net book income. CEFS is equal to the Company's net book income adjusted by: (i) depreciation and amortization of rental properties and management contracts;
(ii) capital replacement reserves; and (iii) certain other non-cash expenditures. The Administrative Fee was substantially eliminated as a result of the resecuritization of the non-agency MBS bonds.

         Included in Management Fee expense is Incentive Fees incurred by the Company along with Base Fees and Administrative Fees applicable to the non-agency MBS bonds prior to the resecuritization. Management Fees decreased to $97,000 and $374,000, respectively, during the three and six months ended June 30, 1997 compared with $350,000 and $802,000, respectively, for the same periods in 1996 primarily due to the resecuritization of the non-agency MBS bonds in March 1997 which eliminated Administrative Fees and resulted in lower Base Fees and lower income for purposes of calculating Incentive Fees. In addition, an increase in the average Ten-Year U.S. Treasury Rate had the effect of raising the threshold above which Incentive Fees are paid.

         The Company also incurred $152,000 of Acquisition Fees during the three months ended June 30, 1997, relating to the acquisition of manufactured housing communities and management contracts. These Acquisition Fees are capitalized and will be amortized over the estimated life of the related assets. No Acquisition Fees were incurred in 1996.

         The Company also incurred $1,472,000 of Incentive Fees during the six months ended June 30, 1997, from the gain on the resecuritization of the non-agency MBS bonds and an added value fee of $600,000 to compensate the Manager for agreeing to continue as a loss mitigation advisor on the non-agency MBS bonds. Because the Manager agreed to continue on as the loss mitigation advisor on the non-agency MBS bonds, the Company was able to realize more proceeds and a higher gain from the structured transaction than if the Manager did not continue as the loss mitigation advisor. The added value fee paid to the Manager was approved by the Independent Directors and represents a portion of the increased proceeds and higher gain. The Manager also receives a fee for services as loss mitigation advisor from the resecuritization trust in which the Company owns the equity interest. The fee is equal to 0.03% per annum of the outstanding principal balance of the non-agency MBS bonds. During the three months ended June 30, 1997, the Manager received $164,000 of fees as loss mitigation advisor.

         The 1997 Plan provides for consideration of the Company's acquisition of the Manager, a step which would result in the Company becoming self-managed and fully integrated. A special committee of the Board of Directors has been established to evaluate this transaction. If the Company acquires the Manager, management fees will be discontinued, and the Company will assume the expenses of the Manager. In addition, the Company will be the manager of Commercial Assets. The impact of the potential acquisition on the Company's earnings and cashflow is, in part, dependent upon the consideration paid for the Manager and currently cannot be estimated. See "FORWARD LOOKING INFORMATION" below.

         General and Administrative Expenses - General and administrative expenses decreased during the three and six months ended June 30, 1997, compared with the same periods in 1996 due primarily to the elimination of Dividend Equivalent Rights ("DER") expense in the second quarter of 1996, reductions in accounting and consulting fees, and lower costs associated with the Company's annual report.

         Elimination of DERs - The three and six months ended June 30, 1996, included a one-time, non-cash expense from the issuance of Common Stock pursuant to an amendment to the Company's Stock Option Plan which eliminated the future accrual of DERs on outstanding stock options. At their annual meeting in May 1996, the Company's stockholders approved an amendment to the Stock Option Plan which permitted the Company to issue shares of Common Stock to the holders of options who voluntarily relinquished their right to receive DERs in the future. The issuance of Common Stock in exchange for the right to receive DERs in the future resulted in a one-time, non-cash charge to second quarter 1996 earnings of $825,000 and the issuance of 244,391 shares of Common Stock.

         Interest Expense - Interest expense during the three months ended June 30, 1997, was on the mortgage notes payable assumed with the acquisition of two manufactured housing communities. In addition, the six months ended June 30, 1997 includes interest on the $3,000,000 of short-term borrowings outstanding at December 31, 1996, which was repaid during the first quarter of 1997.

REIT Income

         The decrease in estimated REIT income during 1997 as compared to 1996 was primarily due to the resecuritization of the non-agency MBS bonds. For REIT income purposes, the resecuritization of the non-agency MBS bonds was treated as a financing. The Company recognizes REIT income from the non-agency MBS bonds contributed to the owner trust and incur interest expense on the senior bond classes issued by the trust and other expenses of the trust. The net REIT loss generated by the non-agency MBS bonds and other residuals during the three and six months ended June 30, 1997, was $1,456,000 and $664,000, respectively, compared to REIT income of $3,721,000 and $7,495,000, respectively, during the same periods in 1996. The REIT losses generated by the non-agency MBS bonds offset REIT income from the Company's investments in Commercial Assets and manufactured housing communities and related assets.

Reconciliation of REIT Income and Book Income

         Substantially all of the difference between REIT income and book is due to: (i) the method of accounting for the retained equity interest from the resecuritization of the non-agency MBS bonds; (ii) differences in methods and estimated lives for the calculation of depreciation on rental properties and amortization of goodwill on management contracts; (iii) gains on the sales of assets recorded for book income purposes that were treated as financings for REIT income purposes or that resulted in either capital losses or capital gains that are reduced to zero by the Company's capital loss carryover; and (iv) recognition of income from Commercial Assets which for REIT income purposes is based upon dividends received and which for book income purposes is based on the Company's pro rata share of Commercial Assets' book income.

NOL and Capital Loss Carryovers

         At June 30, 1997, the Company's NOL carryover was approximately $96,000,000 and its capital loss carryover was approximately $35,000,000. The NOL carryover may be used to offset all or a portion of the Company's REIT income, and as a result, to reduce the amount of income that the Company must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire between 1998 and 2000.

Dividend Distributions

         On May 21, 1997, the Company declared second quarter dividends of $1,514,000 ($.06 per share), compared with $2,226,000 ($.09 per share), for the same period in 1996. The 1997 second quarter dividend was paid on June 30, 1997, to stockholders of record on June 16, 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company uses its cash flow from operating activities and other capital resources to provide working capital to support its operations, for the payment of dividends to its stockholders, for the acquisition of assets and for the repayment of borrowings.

         The table below summarizes the Company's operating cash flows and uses of those cash flows for the six months ended June 30, 1997 and 1996 (in thousands):

                                                                                               1997           1996
                                                                                            ---------      ---------
Cash Generated by (Used in) Operations:
    Non-agency MBS bonds:
       Interest                                                                             $   2,919      $   6,959
       Principal and indemnifications                                                             547          1,601
    Manufactured Housing Communities                                                              333             --
    Dividends from Commercial Assets                                                              939            469

    Total Expenses, Net of Interest Income and Other                                           (2,193)        (1,203)
                                                                                            ---------      ---------

Cash Generated by Operations                                                                $   2,545      $   7,826
                                                                                            =========      =========



                                                                                               1997           1996
                                                                                            ---------      ---------

Net proceeds from the resecuritization of non-agency MBS bonds                              $  69,743      $      --
Issuance of Common Stock                                                                    $      11      $     159
Dividends and minority interest distributions paid                                          $   3,880      $   4,418
Acquisition of non-agency MBS bonds                                                         $      --      $   9,844
Acquisition of manufactured housing communities and related assets                          $  22,871      $      --
(Repayment) borrowings of short-term debt and mortgage notes                                $  (3,022)     $   1,400


         In March 1997, the Company completed the resecuritization of its non-agency MBS bonds which provided the Company with approximately $67,671,000 of cash after payment of transaction costs and $2,072,000 of related management fees.

         In May 1997, the Company acquired interests in eight manufactured housing communities and certain manufactured housing community management contracts for an aggregate purchase price of approximately $29,399,000. The consideration was approximately $22,871,000 of cash, the assumption of approximately $4,962,000 of existing debt, 363,372 shares of Common Stock of the Company and 91,760 OP Units issued by the Operating Partnership. In addition, on July 30, 1997, the Company invested $10,000,000 of cash in four manufactured housing communities with 760 home sites in the Phoenix, Arizona metropolitan area.

         The Company plans to reinvest the remaining cash from the resecuritization in manufactured housing communities. Investments in real estate will likely reduce the Company's return on assets from 1996 levels. However, such investments may result in increased opportunities for capital appreciation and reduce portfolio risk. The Company's goal is to invest in manufactured housing communities and related assets with: (i) future growth potential; and
(ii) a stable, unlevered return of approximately 9%. There is no assurance that the Company will achieve this goal. Until the remaining proceeds from the structured transaction can be reinvested into real estate, the Company will invest in short-term investments which generate lower returns. See "FORWARD LOOKING INFORMATION" below.

         The Company declared $3,874,000 ($.155 per share) in dividends during the first six months of 1997. The Board of Directors will continue its policy of reviewing its dividends on a quarter-to-quarter basis and will adjust distribution levels as it considers necessary. The Board decreased the second quarter dividend to $0.06 per share from $0.095 per share in the first quarter. The Company expects lower earnings and cashflow for the remainder of 1997 compared to 1996 and the first quarter of 1997 as the Company invests in low-yielding short-term investments during this period of portfolio transition. See "FORWARD LOOKING INFORMATION" below.

                           FORWARD LOOKING INFORMATION

         Some of the statements in this Form 10-Q, as well as statements made by the Company in periodic press releases, and oral statements made by the Company's officials to analysts and stockholders in the course of presentations about the Company and conference calls following quarterly earnings releases, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The statements include projections of the Company's cash flow and dividends. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include the following:

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

                                     PART II
                                OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits:

Exhibit No.       Description

    10.1(d)* Amendment to the Management Agreement dated as of April 1, 1997 between the Registrant and Financial Asset Management, LLC.

    10.3* Stock Option and Incentive Compensation Plan of the Registrant as amended and restated May 20, 1997.

    27            Financial Data Schedule.

------------------------
*    Management contract or compensatory plan or arrangement.

           (b)    Reports on Form 8-K:

                  The following Current Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q:

                  Form 8-K dated March 27, 1997, reporting the resecuritization of the registrant's non-agency MBS bonds.

                  Form 8-K dated May 14, 1997, reporting the acquisition of manufactured housing community assets which included: (i)
                  Combined Statements of Excess of Revenue Over Specific Operating Expenses of the Brandywine Manufactured Home Communities for the year Ended December 31, 1996 (audited) and the Period from January 1, 1997 to March 31, 1997 (unaudited); and (ii) Statements of Excess Revenues Over Specific Operating Expenses of the Royal Palm Village Manufactured Home Community for the Year Ended December 31, 1996 (audited) and the Period from January 1, 1997 to March 31, 1997 (unaudited).


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


Date:  August 13, 1997                        By  /s/Kevin J. Nystrom
                                                  -------------------
                                                  Kevin J. Nystrom
                                                  Chief Financial Officer