Form 10-Q
period 1997-09-30
ASSET INVESTORS CORP
filed 1997-11-12
CIK 804138

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

                For the quarterly period ended September 30, 1997

                                       OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                          Commission file number 1-9360


                           ASSET INVESTORS CORPORATION
             (Exact name of registrant as specified in its charter)


                Maryland                            84-1038736
    (State or other jurisdiction of               (IRS Employer
     incorporation or organization)            Identification No.)

  3410 South Galena Street, Suite 210                 80231
            Denver, Colorado                        (Zip Code)
(Address of Principal Executive Offices)

                                 (303) 614-9400
              (Registrant's telephone number, including area code)

                      3600 South Yosemite Street, Suite 350
                             Denver, Colorado 80237
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

         As  of  November  3,  1997,   25,239,217   shares  of  Asset  Investors
Corporation Common Stock were outstanding.

================================================================================

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS
                                                                            PAGE

PART I.  FINANCIAL INFORMATION:

    Item 1. Condensed Consolidated Financial Statements:

            Balance Sheets as of September 30, 1997 (unaudited)
            and December 31, 1996..........................................   1

            Statements of Income for the three and nine months ended
            September 30, 1997 and 1996 (unaudited)........................   2

            Statements of Cash Flows for the nine months ended
            September 30, 1997 and 1996 (unaudited)........................   3

            Notes to Financial Statements (unaudited)......................   4

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................  14

PART II.  OTHER INFORMATION:

    Item 6. Exhibits and Reports on Form 8-K...............................  25


                                      (i)




                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollar amounts in thousands)
                                                                                September 30,          December 31,
                                                                                     1997                  1996
                                                                                     ----                  ----
                                                                                 (Unaudited)
Assets
   Investment in rental properties, net                                          $     26,239          $         --
   Investment in rental property joint ventures                                        13,985                    --
   Cash and cash equivalents                                                           28,957                   417
   Non-agency MBS bonds                                                                    --                68,079
   Investment in Commercial Assets                                                     21,806                19,361
   Other assets, net                                                                    4,793                 2,487
                                                                                 ------------          ------------

       Total Assets                                                              $     95,780          $     90,344
                                                                                 ============          ============

Liabilities
   Mortgage notes payable                                                        $      4,873          $         --
   Short-term borrowings                                                                   --                 3,000
   Accounts payable and accrued liabilities                                             1,341                   454
   Management fees payable                                                                196                   525
                                                                                 ------------          ------------

       Total Liabilities                                                                6,410                 3,979
                                                                                 ------------          ------------

Minority interest in Operating Partnership                                                412                    --

Stockholders' Equity
   Common  Stock,  par  value  $.01 per  share,  50,000,000  shares  authorized;
     25,239,217 and 24,840,140 shares issued and
     outstanding, respectively                                                            252                   248
   Additional paid-in capital                                                         230,112               228,753

   Cumulative dividends                                                              (243,882)             (238,367)
   Cumulative net income                                                              101,141                90,638
                                                                                 ------------          ------------
     Dividends in excess of net income                                               (142,741)             (147,729)

   Unrealized holding gains on debt securities                                          1,335                 5,093
                                                                                 ------------          ------------

       Total Stockholders' Equity                                                      88,958                86,365
                                                                                 ------------          ------------

       Total Liabilities and Stockholders' Equity                                $     95,780          $     90,344
                                                                                 ============          ============

           See Notes to Condensed Consolidated Financial Statements.



                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                    September 30,
                                                         1997           1996             1997              1996
                                                         ----           ----             ----              ----
   Revenues
      Rental income                                    $   1,084      $      --        $   1,652         $      --
      Equity in earnings of rental property
         joint ventures                                      142             --              145                --
      Property management income                              70             --               93                --
      Non-agency MBS bonds                                   276          2,860            2,726             8,525
      Equity in earnings of Commercial Assets
                                                             664            473            1,612             1,449
      Other income and expenses, net                         632             (6)           1,476               123
                                                       ---------      ---------        ---------         ---------
           Total revenues                                  2,868          3,327            7,704            10,097
                                                       ---------      ---------        ---------         ---------

   Expenses
      Property operations and maintenance                    362             --              536                --
      Real estate taxes                                      101             --              154                --
      Property management expenses                            58             --               89                --
      Management fees                                        111            466              485             1,268
      General and administrative                             191            261              614               916
      Elimination of DERs                                     --             --               --               825
      Depreciation and amortization                          279             --              428                --
      Interest                                               101             24              182                24
                                                       ---------      ---------        ---------         ---------
           Total expenses                                  1,203            751            2,488             3,033
                                                       ---------      ---------        ---------         ---------

Net income before gain on resecuritization of
   non-agency MBS bonds
                                                           1,665          2,576            5,216             7,064

Gain on resecuritization of non-agency MBS
   bonds                                                      --             --            7,359                --
Management fees on resecuritization of
   non-agency MBS bonds                                       --             --           (2,072)               --
                                                       ---------      ---------        ---------         ---------

Net income                                             $   1,665      $   2,576        $  10,503         $   7,064
                                                       =========      =========        =========         =========

Net income per share                                   $     .07      $     .11        $     .42         $     .29
                                                       =========      =========        =========         =========

Weighted-average shares outstanding                       25,239         24,738           25,025            24,535

Dividends per share                                    $    .065      $    .095        $    .220         $    .275


           See Notes to Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                        1997              1996
                                                                                        ----              ----
Cash Flows From Operating Activities
   Net income                                                                       $  10,503         $   7,064
   Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and amortization                                                        428                --
     Accretion of discounts on non-agency MBS bonds                                       469             1,934
     Equity in earnings of Commercial Assets                                           (1,612)           (1,449)
     Equity in earnings of rental property joint ventures                                (145)               --
     Issuance of Common Stock for the elimination of DERs                                  --               825
     (Increase) decrease in other assets                                                 (573)               53
     Increase (decrease) in accounts payable and accrued liabilities                      151              (209)
     Gain on resecuritization of non-agency MBS bonds                                  (7,359)               --
                                                                                      -------           -------
       Net Cash Provided By Operating Activities                                        1,862             8,218
                                                                                      -------           -------

Cash Flows From Investing Activities
   Acquisition of rental properties                                                   (22,616)               --
   Acquisition of rental property joint ventures                                      (13,922)               --
   Improvements of rental properties                                                      (44)               --
   Acquisition of non-agency MBS bonds                                                     --           (14,746)
   Principal collections and indemnifications of non-agency MBS bonds                     547             2,350
   Dividends from Commercial Assets                                                     1,408               939
   Distributions from rental property joint ventures                                      166                --
   Proceeds from the resecuritization of non-agency MBS bonds                          69,743                --
                                                                                    ---------         ---------
       Net Cash Provided By (Used By) Investing Activities                             35,282           (11,457)
                                                                                    ---------         ---------

Cash Flows From Financing Activities
   Dividends paid                                                                      (5,515)           (4,418)
   Payment of minority interest distributions                                             (12)               --
   (Decrease) increase in short-term borrowings, net                                   (3,000)            2,600
   Principal payments on mortgage notes payable                                           (88)               --
   Issuance of Common Stock                                                                11               159
                                                                                   ----------        ----------
       Net Cash Used By Financing Activities                                           (8,604)           (1,659)
                                                                                   ----------        ----------

Cash and Cash Equivalents
   Increase (decrease)                                                                 28,540            (4,898)
   Beginning of period                                                                    417             5,328
                                                                                   ----------        ----------

   End of period                                                                   $   28,957        $      430
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

         In May 1997, the Company formed the Operating Partnership and acquired seven manufactured housing communities, a 50% joint venture interest in another manufactured housing community and certain manufactured housing community management contracts. During the three months ended September 30, 1997, the Company acquired joint venture interests in an additional five manufactured housing communities. The Company plans to invest its remaining cash from the resecuritization of non-agency MBS bonds in additional manufactured housing communities and related assets. This will likely reduce the Company's return on assets from 1996 levels, shift its strategic emphasis to the ownership and management of income producing real estate with the potential of achieving capital appreciation, and also reduce the risk borne by the Company in its portfolio.

         On September 9, 1997, the Company announced that it has agreed to acquire the assets and operations of Financial Asset Management LLC (the "Manager") in order to become a fully integrated, self-managed and self-administered REIT. The purchase price is $11,692,000 paid in 3,383,479 limited partnership units of the Operating Partnership ("OP Units") plus up to an additional 1,200,000 OP Units if certain performance goals, including investment and share price targets, are achieved by the Company within a specified time period. The acquisition is subject to, among other things, a vote of the Company's stockholders at its annual meeting scheduled on November 21, 1997. At the annual meeting, the Company is also seeking stockholder approval of a proposal for a reverse stock split of the Company's Common Stock on a basis of one new share for each five shares currently outstanding.

B.       Presentation of Financial Statements

         The Condensed Consolidated Financial Statements of the Company presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1997, and for the periods then ended and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. These statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         Certain   reclassifications  have  been  made  in  the  1996  Condensed
Consolidated Financial Statements to conform to the classifications used in the current year.

C.       Summary of Significant Accounting Policies

         Principles of Consolidation - The Condensed Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and all controlled subsidiaries. The minority interest in the Operating Partnership represents the OP Units which are convertible, at the option of the holder. When a holder elects to convert OP Units, the Company determines whether such OP Units will be converted into cash or shares of the Company's Common Stock. The conversion of OP Units into shares of Common Stock would have no effect on earnings per share since the allocation of earnings to an OP Unit is equal to the allocation of earnings to a share of Common Stock. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in Commercial Assets is recorded under the equity method. The Company has recorded its proportionate share of the unrealized holding gains and losses on the CMBS bonds of Commercial Assets.

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

         When conditions exist which indicate that the carrying amount of a property may be impaired, the Company will evaluate the recoverability of its net investment in the property by assessing current and future levels of income and cash flows, as well as other factors such as business trends and prospects, and market and economic conditions. As of September 30, 1997, there has been no impairment of the Company's investment in rental properties.

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

         Statements of Cash Flows - For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments with an initial maturity of three months or less are considered to be cash and cash equivalents. The Company made interest payments of $164,000 and $14,000 during the nine months ended September 30, 1997 and 1996, respectively.

         Non-cash investing and financing activities for the nine months ended September 30, 1997 and 1996 were as follows (in thousands):

                                                                                             1997           1996
                                                                                            ------         ------

Dividends declared but not yet received from Commercial Assets                              $    --       $   580

Unrealized holding gains on debt securities                                                 $ 3,758       $   127

Distributions of Common Stock                                                               $   101       $    87

Distributions of Common Stock as consideration for the elimination of DERs                  $    --       $   825

Dividend declared but not yet paid                                                          $    --       $ 2,350

Consideration for the acquisition of rental properties and joint ventures:
     Issuance of Common Stock                                                               $ 1,250       $    --
     Issuance of minority interests in the Operating Partnership                            $   406       $    --
     Assumption of mortgage notes payable                                                   $ 4,962       $    --


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

         The eight communities are located in the Tampa, Florida area and consisted of 1,540 home sites with the opportunity to develop and lease an additional 364 home sites on an earn-out basis. Under the earn-out agreement, the Company will advance all development costs to bring the home sites on line and earn a 10% per annum return on such advances. The Company will then acquire the developed home sites as they are absorbed at a cost of 50% of the value of the home sites, as provided in the earn-out agreements. The manufactured housing community management contracts acquired cover the eight communities acquired plus an additional four communities with 477 home sites located in the same market area.

         On July 30, 1997, the Company invested $10,000,000 in four contiguous adult manufactured housing communities with 760 home sites in the Phoenix, Arizona metropolitan area. The investment consists of a $5,398,000 first mortgage loan bearing interest at 10% per annum, due in April 2001 and a $4,602,000 second mortgage loan convertible into a 50% ownership interest in the properties. The Company is holding $850,000 of the second mortgage loan as of September 30, 1997, for future property improvements. The second mortgage loan accrues interest at 15% per annum and pays interest at 9% per annum, increasing 1% each year to a maximum of 12% per annum. The Company will receive additional interest of 3% of gross revenues, increasing to 11% of gross revenues in the event of a refinancing of the properties, and 50% of net proceeds from a sale or refinancing. The Company also has the right to purchase the properties at fair value in ten years, or earlier, based on certain events. In addition, the Company incurred $75,000 of acquisition costs relating to the investment in these four communities.

         On September 29, 1997, the Company acquired a joint venture interest in a manufactured housing community in Port St. Lucie, Florida with 1,330 homesites available for future development for $4,443,000 of cash and 21,493 OP Units.

         The acquisitions of interests in manufactured housing communities and management contracts have been accounted for as purchases, and the results of operations of the manufactured housing communities and management contracts have been included in the Company's results of operations since the date of acquisition. The following unaudited pro-forma information has been prepared assuming the resecuritization of the non-agency MBS bonds and the acquisition of the manufactured housing communities and management contracts had been completed at the beginning of the periods presented. The pro-forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the resecuritization and the acquisitions had been completed as of those dates. In addition, the pro-forma information is not intended to be a projection of future results. The unaudited, pro-forma results of operations for the nine months ended September 30, 1997 and 1996 is as follows (in thousands, except per share data):


                                                                                   1997                    1996
                                                                                ----------              ----------

Revenues                                                                        $    8,064              $    6,772
                                                                                ==========              ==========

Net income before gain on resecuritization of non-agency MBS bonds              $    4,140              $    1,694

Gain on resecuritization of non-agency MBS bonds, net of management
    fees                                                                             5,432                   5,786
                                                                                ----------              ----------

Net income                                                                      $    9,572              $    7,480
                                                                                ==========              ==========

Net income per share                                                            $      .38              $      .30
                                                                                ==========              ==========

E.       Investment in Rental Properties

         The net carrying value of the Company's investment in rental properties at September 30, 1997, is as follows (in thousands):

Land                                                                 $    3,520
Land improvements and buildings                                          22,744
Furniture and other equipment                                               350
                                                                     ----------
                                                                         26,614
Less accumulated depreciation                                              (375)
                                                                     ----------
Investment in rental properties, net                                 $   26,239
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

F.        Investments in Rental Property Joint Ventures

         As of September 30, 1996, the Company had a net investment of $9,205,000 in four manufactured housing communities in the Phoenix, Arizona area. The original investment in these communities consisted of first and second mortgage loans on the communities. Due to the conversion features, participation in gross revenues, and the right to acquire the properties, the mortgages, for GAAP purposes, are accounted for as an equity investment in real estate. During the three and nine months ended September 30, 1997, the Company had equity in earnings of these four manufactured housing communities of $137,000.

         On September 29, 1997, the Company invested $4,533,000 in Community Savanna Club Joint Venture, and it will begin recognizing equity in the earnings of this manufactured housing community in the fourth quarter of 1997. In addition, the Company had a net investment of $247,000 in Royal Palm Joint Venture as of September 30, 1997. During the three and nine months ended September 30, 1997, the Company recognized equity in the earnings of this community of $5,000 and $8,000, respectively.

G.       Non-agency MBS Bonds

         In March 1997, the Company resecuritized its portfolio of non-agency MBS bonds by contributing them to a trust in which it retained the equity interest. In a private placement, the trust sold $199,894,000 principal amount of debt securities representing senior interests in the trust's assets. The debt securities are without recourse to the Company. The Company's equity interest represents the first-loss class of the portfolio, providing credit support for the senior debt securities. The future cash flow from the equity interest is not determinable, and accordingly, no carrying value has been assigned to the equity interest in the financial statements. During the nine months ended September 30, 1997, the Company had revenues of $726,000 from the retained equity interest.

         The outstanding principal balance of the 214 non-agency MBS bonds owned by the Company at December 31, 1996, was $224,579,000, less total unamortized discounts and allowance for credit losses of $162,500,000 for a net amortized cost of $62,079,000. The portfolio was classified as available-for-sale and included $6,000,000 of unrealized holding gains at December 31, 1996. The Company realized a gain of $7,359,000 from the resecuritization of non-agency MBS bonds in a structured transaction during the nine months ended September 30, 1997.

H.       Investment in Commercial Assets

         On September 30, 1997 and December 31, 1996, the Company owned 2,761,126 shares (approximately 27%) of the common stock of Commercial Assets. Commercial Assets is a REIT which managed ownership interests in commercial mortgage loan securitizations of multi-family real estate. On November 3, 1997, Commercial Assets announced that it had sold or resecuritized its entire portfolio of CMBS bonds generating approximately $77,000,000 of cash and resulting in a gain of approximately $5,000,000 which will be recorded in the fourth quarter of 1997. Additionally, on November 3, 1997, Commercial Assets announced a fourth quarter dividend of $.60 per share payable on December 30, 1997. Presented below is the summarized financial information of Commercial Assets as reported by Commercial Assets (in thousands):



Balance Sheets                                                                  September 30,           December 31,
                                                                                     1997                   1996
                                                                                     ----                   ----
                                                                                 (Unaudited)

CMBS bonds, net of $5,000 of unrealized holding gains and $3,389 of
   unrealized holding losses, respectively                                         $   70,012             $   61,460
Cash and other assets                                                                  12,217                 10,946
                                                                                   ----------             ----------

   Total Assets                                                                        82,229                 72,406

   Total Liabilities                                                                      996                    487
                                                                                   ----------             ----------

Stockholders' Equity                                                               $   81,233             $   71,919
                                                                                   ==========             ==========






Statements of Income                                     Three Months Ended                  Nine Months Ended
     (Unaudited)                                             September 30,                      September 30,
                                                        1997              1996             1997              1996
                                                     ----------        ----------       ----------        ----------

CMBS bonds                                           $    3,423        $    2,038       $    7,660        $    7,811
Other revenues                                               51               129              211               200
                                                     ----------        ----------       ----------        ----------
    Total revenues                                        3,474             2,167            7,871             8,011
                                                     ----------        ----------       ----------        ----------

Management fees                                             886               297            1,494             1,127
General and administrative                                  104               105              348               549
Elimination of dividend equivalent rights                    --                --               --               966
Interest                                                     --                --               --                 5
                                                     ----------        ----------       ----------        ----------
    Total expenses                                          990               402            1,842             2,647
                                                     ----------        ----------       ----------        ----------

Net Income                                           $    2,484        $    1,765       $    6,029        $    5,364
                                                     ==========        ==========       ==========        ==========

         According to Commercial Assets, at September 30, 1997 and December 31, 1996, it had $5,000,000 of unrealized holding gains and $3,389,000 of unrealized holding losses, respectively, on its CMBS bonds. The Company's share of these unrealized holding gains of $1,335,000 and unrealized holding losses of $907,000, respectively, is recorded as an adjustment in the carrying value of its investment in Commercial Assets and as a component of stockholders' equity.

I.       Mortgage Notes Payable

         Mortgage notes payable at September 30, 1997, consist of $4,873,000 of notes outstanding which bear interest at 8.25% and mature in October 2000. The notes are secured by two manufactured housing communities, which have a net carrying value of $12,697,000 at September 30, 1997. The scheduled payments of principal on the mortgage notes payable subsequent to September 30, 1997, are as follows: 1997 - $68,000, 1998 - $286,000, 1999 - $311,000, and 2000 -
$4,207,000.

         The mortgage notes payable require escrow payments for the payment of property taxes. At September 30, 1997, $177,000 was held in such escrow accounts.

J.       Short-Term Borrowings

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

         The Company also has an unsecured line of credit with a bank for $1,000,000. Advances under this line bear interest at prime. At September 30, 1997 and December 31, 1996, no advances were outstanding on this line of credit.

K.       Stock Option Plan

         The Company has a stock option plan for the issuance of non-qualified stock options to its directors and officers. Prior to May 30, 1996, stock options granted under the plan automatically accrued dividend equivalent rights ("DERs"). During the nine months ended September 30, 1996, the Company incurred $87,000 of non-cash general and administrative expenses from DERs covering 26,794 shares of Common Stock which were subject to issuance pursuant to options granted under the stock option plan. In May 1996, the Company's stockholders approved an amendment to the stock option plan which provided for the issuance of Common Stock in exchange for the elimination of the accrual of DERs on options granted under the plan. Pursuant to the amendment, the Company incurred a $825,000 charge from the issuance of 244,391 shares of Common Stock during the nine months ended September 30, 1996.

L.       Other Matters

         The Company's day-to-day operations are performed by its Manager pursuant to a management agreement (the "Management Agreement") which is extended annually and currently is in effect through December 31, 1997. The Manager also provides management services to Commercial Assets through an agreement similar to the Management Agreement (the "CAX Management Agreement"). The Manager is owned, through privately owned investment entities, by a group that includes Terry Considine and Thomas L. Rhodes, the Co-Chairmen of the Company's Board of Directors and Commercial Assets' Board of Directors and Co-Chief Executive Officers of the Company and Commercial Assets, and Bruce D. Benson, a Director of the Company and Commercial Assets. This investment group acquired the Manager in September 1996 from its former owners, subsidiaries of M.D.C. Holdings, Inc., at a cost of $11,692,000 in cash and notes. At the Company's annual meeting on November 21, 1997, the stockholders will vote on a proposal to acquire the Manager in order for the Company to become a fully-integrated, self-managed and self-administered REIT.

         The Manager receives various fees for the advisory and other services performed in connection with the Management Agreement. The Manager provides all personnel and certain overhead items (at its expense) necessary to conduct the regular business of the Company. If the Manager is acquired by the Operating Partnership, the Management Agreement will be cancelled and the CAX management business will be contributed to AIC Management Corporation ("AICMC"), a newly formed indirect subsidiary of of the Company. The fees formerly payable by the Company to the Manager pursuant to the Management Agreement will cease. The fees formerly payable by Commercial Assets to the Manager pursuant to the CAX Management Agreement will be paid to AICMC. The current employees of the Manager, including Messrs. Considine and Rhodes, employed to perform the services under the Management Agreement and the CAX Management Agreement will, after the acquisition, be employed by the Company.

         The existing Management Agreement was approved by a majority of the Independent Directors. Pursuant to the Management Agreement, the Manager advises the Company on its business and oversees its day-to-day operations subject to the supervision of the Company's Board of Directors. The Manager also is obligated to present to the Company asset acquisition opportunities consistent with the policies and objectives of the Company and to furnish the Board of Directors of the Company with information concerning the acquisition, holding and disposition of assets. The terms appearing in quotes below which are not defined herein are defined in the Management Agreement.

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

         In connection with the change in portfolio assets pursuant to the 1997 Plan, the Independent Directors of the Company approved an amendment to the Management Agreement, effective April 1, 1997, that: (i) increased the Base Fee from 3/8 of 1% to 1% per annum of "average invested assets;" (ii) provided for an acquisition fee (the "Acquisition Fee") of 1/2 of 1% of the cost of real estate investments; and (iii) changed the Incentive Fee to be calculated from Cash Earned for Stockholders ("CEFS") rather than net book income. CEFS is equal to the Company's net book income plus depreciation and amortization of rental properties and management contracts less capital replacement reserves. The
Administrative Fee was substantially eliminated as a result of the resecuritization of the non-agency MBS bonds.

         During the nine months ended September 30, 1997 and 1996, the Company incurred Management Fees of $704,000 and $1,268,000, respectively, including:
(i) Base Fees of $180,000 and $169,000, respectively; (ii) Incentive Fees of $59,000 and $563,000, respectively; (iii) Administrative Fees of $246,000 and $536,000, respectively; and (iv) Acquisition Fees of $219,000 and $0, respectively. Acquisition Fees are capitalized as part of the cost of the acquired rental properties.

         The Company also incurred $1,472,000 of Incentive Fees during the nine months ended September 30, 1997, from the gain on the resecuritization of the non-agency MBS bonds and an added value fee of $600,000 to compensate the Manager for agreeing to continue as a loss mitigation advisor on the non-agency MBS bonds. Because the Manager agreed to continue on as the loss mitigation advisor on the non-agency MBS bonds, the Company was able to realize more proceeds and a higher gain from the structured transaction than if the Manager did not continue as the loss mitigation advisor. The added value fee paid to the Manager was approved by the Independent Directors and represents a portion of the increased proceeds and higher gain. The Manager also receives a fee of 0.3% per annum of the outstanding principal balance of the non-agency MBS bonds for services as loss mitigation advisor from the resecuritization trust in which the Company owns the equity interest.

         At September 30, 1997, the Company's net operating loss ("NOL") carryover was approximately $98,000,000 and its capital loss carryover was approximately $35,000,000. The NOL carryover may be used to offset all or a portion of the Company's REIT income, and as a result, to reduce the amount of income that the Company must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire between 1998 and 2000.

M.       Subsequent Event

         On October 30, 1997, the Company acquired interests in five manufactured housing communities for $20,935,000 including $4,524,000 of cash, the assumption of $5,911,000 of existing debt, and the issuance of 3,000,000 OP Units. The five communities are located in central Florida and consist of 858 developed homesites, 400 homesites in development and 215 homesites available for future development. In addition, AICMHC has a 50% joint venture interest in the manufactured housing community management contracts on the acquired communities.

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

         The Company's day-to-day operations are currently performed by the Manager, pursuant to the Management Agreement which is extended annually subject to the approval of a majority of the Independent Directors. The Manager is subject to the supervision of the Board of Directors. As part of its duties, the Manager presents the Company with asset acquisition opportunities consistent with the policies and objectives of the Company and furnishes the Board of Directors with information concerning the acquisition, holding and disposition of assets. The Company has no employees. Certain employees of the Manager have been designated as officers of the Company.

         On September 9, 1997, the Company announced that it has agreed to acquire the assets and operations of the Manager in order to become a fully integrated, self-managed and self-administered REIT. The purchase price is $11,692,000 paid in 3,383,479 OP Units plus up to an additional 1,200,000 OP Units if certain performance goals, including investment and share price targets, are achieved by the Company within a specified time period. The acquisition is subject to, among other things, a vote of the Company's stockholders at its annual meeting scheduled on November 21, 1997.

         The Company has conducted its operations so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "1940 Act"). The 1940 Act exempts entities that, directly or through majority-owned subsidiaries, are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). In order to qualify for this exemption, the Company, among other things, must maintain at least 55% of its assets in Qualifying Interests and may also be required to maintain an additional 25% in Qualifying Interests or other real estate-related securities. As a result of the resecuritization, the Company temporarily held insufficient Qualifying Interests to claim this exemption, but as of November 3, 1997, the Company believes that it again has sufficient Qualifying Interests so as not to become a regulated investment company under the 1940 Act. While the Company held insufficient Qualifying Interests, it took the steps necessary to give itself the benefits of a temporary exemption under the 1940 Act. The Company does not now engage, nor has it engaged or intended to engage in the business of investing, reinvesting, owning, holding or trading of securities. In carrying out the 1997 Plan, the Company intends that any additional new real estate assets acquired will be Qualifying Interests. See "FORWARD LOOKING INFORMATION" below.

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

         During the second and third quarters of 1997, the Company acquired interest in 13 manufactured housing communities with 2,307 developed homesites, 360 homesites in development, and 1,558 homesites available for future development. The manufactured housing communities are located in Florida and Arizona and cater to senior residents. The Company, through AICMHC, manages the 13 owned communities plus an additional five manufactured housing communities with 811 developed homesites and 113 homesites in development.

         On October 30, 1997, the Company acquired interests in five manufactured housing communities for $20,935,000 including $4,524,000 of cash, the assumption of $5,911,000 of existing debt, and the issuance of 3,000,000 OP Units. The five communities are located in central Florida and consist of 858 developed homesites, 400 homesites in development and 215 homesites available for future development. In addition, AICMHC has a 50% joint venture interest in the manufactured housing community management contracts covering the acquired communities.

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

         The final step of the 1997 Plan is for the company to acquire its Manager in order to become a fully integrated, self-managed and self-administered REIT. On September 9, 1997, the Company announced that it has agreed to acquire the assets and operations of its Manager for a purchase price of $11,692,000 paid in 3,383,479 OP Units plus up to an additional 1,200,000 OP Units if certain performance goals, including investment and share price targets, are achieved by the Company within a specified time period. The acquisition is subject to, among other things, a vote of the Company's stockholders at its annual meeting scheduled on November 21, 1997. At the annual meeting, the Company is also seeking stockholder approval of a proposal for a reverse stock split of the Company's Common Stock on a basis of one new share for each five shares currently outstanding.

         Properties - At September 30, 1997, the Company owned interests in or managed the following manufactured housing communities:


                                                                           Average
                                                                           Monthly                     Homesites
                                                   Existing                  Rent     Homesites in   Available for
      Community            Location                Homesites   Occupancy   per Site   Development     Development
 --------------------------------------------------------------------------------------------------------------------
 Owned Communities (5)
   Park Royale       Pinellas Park, FL                  258       96%          $320         51 (1)          --
   Sun Valley        Tarpon Springs, FL                 261      100%           319         --              --
   Westwind I        Dunedin, FL                        195       99%           328         --              --
   Westwind II       Dunedin, FL                        189       99%           330         --              --
   Cardinal Court    Largo, FL                          138       97%           245         --              --
   Forest View       Homosassa, FL                      176      100%           210        135(1)           --
   Stonebrook        Homosassa, FL                      116       99%           231        102(1)           --
                                                  -------------------------------------------------------------------
       Subtotal                                       1,333       99%           292        288              --
                                                  -------------------------------------------------------------------
 Joint Venture Communities (4)
   Royal Palm        Haines City, FL                    214       99%           193         72 (1)          175 (1)
   Lost Dutchman     Apache Junction, AZ (2)            229      100%(3)        226         --              53
   Apache Acres      Apache Junction, AZ (2)            131      100%(3)        197         --              --
   Blue Star         Apache Junction, AZ (2)            136      100%(3)        201         --              --
   Sun Valley        Apache Junction, AZ (2)            264      100%(3)        217         --              --
   Savanna Club      Port St. Lucie, FL                  --       --             --         --           1,330
                                                  -------------------------------------------------------------------
       Subtotal                                         974      100%           209         72           1,558
                                                  -------------------------------------------------------------------
 Total Owned and Joint Venture Communities            2,307       99%          $257        360           1,558
                                                  ===================================================================

 Managed Communities
   Golden Crest      Dunedin, FL                        176       99%          $322         --              --
   Roth Associates   Egg Harbor City, NJ                 90      100%           409         --              --
   Salem Farms       Bensalem, PA                        28      100%           388         --              --
   Windward          Spring Hill, FL                    188      100%           224         66              --
   Lakewood          Vero Beach, FL                     329      100%           288         47              --
                                                  ===================================================================
 Total Managed Communities                              811      100%          $297        113              --
                                                  ===================================================================


1 These homesites in development and available for future development will be acquired as developed and leased on an earn-out basis.
2 The Company holds two mortgage loans secured by the four communities in Apache Junction, Arizona. As a provision of the mortgages, the Company has the right to purchase the properties at fair value and has an interest in the operating revenues from the properties and proceeds from a sale or refinancing of the properties. Due to these rights, the mortgages are accounted for as an equity investment in real estate and reflected as joint venture communities above.
3  Excludes 312 RV homesites, which are leased on a seasonal basis.
4 On October 30, 1997, the Company acquired joint venture interests in the following manufactured housing communities: (i) Casa del Mar Estates located in Punta Gorda, Florida with 90 developed homesites, 150 homesites in development (which will be acquired on an earn-out basis), 215 homesites available for development and average monthly rents of $208; (ii) Brentwood Estates located in Hudson, Florida with 74 developed homesites, 73 homesites in development and average monthly rents of $183; and (iii) Sun Lake Estates in Grand Island, Florida with 225 developed homesites, 177 homesites in development and average monthly rents of $195.
5 On October 30, 1997, the Company acquired Pinewood Mobile Village in St. Petersburg, Florida and Pleasant Living in Riverview, Florida with 222 and 247, respectively, developed homesites and average monthly rents of $267 and $241, respectively.


                          RESULTS OF OPERATIONS FOR THE
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         The table below summarizes the Company's results of operations for GAAP purposes, or book income, its estimated REIT income and dividends during the three and nine months ended September 30, 1997 and 1996 (in thousands, except per share data).


                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
Revenues                                                  1997           1996            1997             1996
                                                        ---------      ---------       ---------        --------
     Rental income                                      $   1,084      $      --       $   1,652        $      --
      Equity in earnings of rental property joint
         ventures                                             142             --             145               --
      Property management income                               70             --              93               --
      Non-agency MBS bonds                                    276          2,860           2,726            8,525
      Equity in earnings of Commercial Assets                 664            473           1,612            1,449
      Other income and expenses, net                          632             (6)          1,476              123
                                                        ---------      ---------       ---------        ---------
           Total revenues                                   2,868          3,327           7,704           10,097
                                                        ---------      ---------       ---------        ---------

   Expenses
      Property operations and maintenance                     362             --             536               --
      Real estate taxes                                       101             --             154               --
      Property management expenses                             58             --              89               --
      Management fees                                         111            466             485            1,268
      General and administrative                              191            261             614              916
      Elimination of DERs                                      --             --              --              825
      Depreciation and amortization                           279             --             428               --
      Interest                                                101             24             182               24
                                                        ---------      ---------       ---------        ---------
           Total expenses                                   1,203            751           2,488            3,033
                                                        ---------      ---------       ---------        ---------

Net income before gain on resecuritization of
      non-agency MBS bonds                                  1,665          2,576           5,216            7,064

Gain on resecuritization of non-agency MBS bonds               --             --           7,359               --

Management fees on resecuritization of
      non-agency MBS bonds                                     --             --          (2,072)              --
                                                        ---------      ---------       ---------        ---------

Book income                                             $   1,665      $   2,576       $  10,503         $  7,064
                                                        =========      =========       =========         ========
Book income per share                                   $     .07       $    .11       $     .42         $    .29
                                                        =========       ========       =========         ========

Estimated REIT income                                   $     399      $   3,312       $   1,142         $  9,932
                                                        =========      =========       =========         ========
Estimated REIT income per share                         $     .02      $     .13       $     .05         $    .40
                                                        =========      =========       =========         ========

Dividends                                               $   1,641      $   2,350       $   5,515         $  6,768
                                                        =========      =========       =========         ========
Dividends per share                                     $    .065      $    .095       $    .220         $   .275
                                                        =========      =========       =========         ========

Weighted-average shares outstanding                        25,239         24,738          25,025           24,535


Book Income

         Manufactured Housing Communities - From May 14, 1997 to September 30, 1997, the Company has invested $43,155,000 in manufactured housing communities and related assets consisting of $36,538,000 of cash, the assumption of $4,962,000 of existing debt, the issuance of 363,372 shares of Common Stock, and the issuance of 113,253 OP Units. As of September 30, 1997, the Company owned seven manufactured housing communities and had a joint venture interest in an additional six communities. In addition, AICMHC has an interest in the manufactured housing community management contracts covering all 13 owned communities and an additional five communities.

         From May 14, 1997, the date of the initial manufactured housing community acquisition, to September 30, 1997, the Company earned $1,652,000 of rental income and $145,000 of equity in earnings of rental property joint ventures and incurred $536,000 of property operations and maintenance expenses, $154,000 of real estate taxes and $375,000 of depreciation related to the acquired communities. In addition, the Company earned $93,000 of property management income less $89,000 of expenses and $53,000 of amortization related to the management contracts acquired during the same period.

         Due to continuing acquisitions of interests in manufactured housing communities and related assets, during the third quarter of 1997 as compared to the second quarter, total rental income and equity in earnings of rental property joint ventures increased $655,000 while total property operations and maintenance, real estate taxes and depreciation increased $350,000.

         Non-agency MBS Bonds - Income from the Company's non-agency MBS bonds decreased to $2,726,000 during the first nine months of 1997 compared with $8,525,000 for the same period in 1996 primarily due to the resecuritization of the bonds, completed in March 1997. Revenues from the non-agency MBS bonds, since the resecuritization, represent income from the retained equity interest. During the third quarter of 1997, the Company earned $276,000 from the retained equity interest as compared to $450,000 in the previous quarter. Credit losses on the underlying collateral will likely continue to reduce earnings from the retained equity interest in the future. See "FORWARD LOOKING INFORMATION" below.

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

         Commercial Assets - Income from the Company's shares of Commercial Assets (which, for book income purposes, is based on the Company's pro rata share of Commercial Assets' book income) for the three and nine months ended September 30, 1997, was $664,000 and $1,612,000, respectively, compared with $473,000 and $1,449,000, respectively, for the same periods in 1996. Commercial Assets reported to the Company that the increase in income is primarily because of prepayments on one of its CMBS bonds in the third quarter of 1997 and the

1996 one-time, non-cash charge resulting from the elimination of dividend equivalent rights under Commercial Assets' stock option plan. The increase was partially offset by higher management fees in 1997 and revenues from redemption of two CMBS bonds and other prepayments in 1996.

         According to Commercial Assets, at September 30, 1997 and December 31, 1996, its CMBS bonds had outstanding principal balances of $88,841,000 and $89,297,000, respectively, while unamortized purchase discounts, acquisition costs and allowance for credit losses totaled $23,829,000 and $24,448,000, respectively.

         In addition, at September 30, 1997 and December 31, 1996, Commercial Assets had $5,000,000 of unrealized holding gains and $3,389,000 of unrealized holding losses, respectively, on its CMBS bonds. The Company's share of these unrealized holding gains of $1,335,000 and unrealized holding losses of $907,000 as of September 30, 1997 and December 31, 1996, respectively, was recorded as an adjustment in the carrying value of its investment in Commercial Assets and as a component of stockholders' equity. Commercial Assets reported that the increase in value of its CMBS bond portfolio was due to, among other things, declining spreads on subordinate classes of CMBS bonds and declining interest rates during 1997.

         Commercial Assets recently announced that it has sold, redeemed or resecuritized its entire portfolio of CMBS bonds generating approximately $77,000,000 of cash. Commercial Assets has not yet identified what it will reinvest the proceeds in, but expects to acquire equity interests in a specific class of real estate. As a result of the restructuring and other events, Commercial Assets declared a fourth quarter dividend comprised of a $.17 per share regular dividend, a $.26 per share special dividend and a $.17 per share capital gain distribution. In addition, Commercial Assets also reported that future profitability and related dividends will likely decline as a result of the restructuring of its portfolio until such proceeds are reinvested. See "FORWARD LOOKING INFORMATION" below.

         Interest and Other Income - Interest and other income increased significantly during the three and nine months ended September 30, 1997, compared with the same periods in 1996 because of higher cash balances from the resecuritization of the non-agency MBS bonds. The average interest rates on the Company's cash investments during the three and nine months ended September 30, 1997 were 5.46% and 5.20%, respectively, per annum.

         Management Fees - In connection with the change in portfolio assets pursuant to the 1997 Plan, the Independent Directors of the Company approved an amendment to the Management Agreement, effective April 1, 1997, that: (i)
increased the Base Fee from 3/8 of 1% to 1% per annum of "average invested assets;" (ii) provided for an acquisition fee (the "Acquisition Fee") of 1/2 of 1% of the cost of real estate investments; and (iii) changed the Incentive Fee to be calculated from CEFS rather than net book income. CEFS is equal to the Company's net book income adjusted by: (i) depreciation and amortization of rental properties and management contracts; (ii) capital replacement reserves; and (iii) certain other non-cash expenditures. The Administrative Fee was substantially eliminated as a result of the resecuritization of the non-agency MBS bonds.

         Included in Management Fee expense is Incentive Fees incurred by the Company along with Base Fees and Administrative Fees applicable to the non-agency MBS bonds prior to the resecuritization. Management Fees decreased to $111,000 and $485,000, respectively, during the three and nine months ended September 30, 1997 compared with $466,000 and $1,268,000, respectively, for the same periods in 1996 primarily due to the resecuritization of the non-agency MBS bonds in March 1997 which eliminated Administrative Fees and resulted in lower

Base Fees and lower income for purposes of calculating Incentive Fees. In addition, an increase in the average Ten-Year U.S. Treasury Rate had the effect of raising the threshold above which Incentive Fees are paid.

         The Company also incurred $219,000 of Acquisition Fees during the nine months ended September 30, 1997, relating to the acquisition of manufactured housing communities and management contracts. These Acquisition Fees are capitalized and will be amortized over the estimated life of the related assets. No Acquisition Fees were incurred in 1996.

         The Company also incurred $1,472,000 of Incentive Fees during the nine months ended September 30, 1997, from the gain on the resecuritization of the non-agency MBS bonds and an added value fee of $600,000 to compensate the Manager for agreeing to continue as a loss mitigation advisor on the non-agency MBS bonds. Because the Manager agreed to continue on as the loss mitigation advisor on the non-agency MBS bonds, the Company was able to realize more proceeds and a higher gain from the structured transaction than if the Manager did not continue as the loss mitigation advisor. The added value fee paid to the Manager was approved by the Independent Directors and represents a portion of the increased proceeds and higher gain. The Manager also receives a fee for services as loss mitigation advisor from the resecuritization trust in which the Company owns the equity interest. The fee is equal to 0.3% per annum of the outstanding principal balance of the non-agency MBS bonds.

         On September 9, 1997, the Company announced that it has agreed to acquire the assets and operations of its Manager in order to become a fully integrated, self-managed and self-administered REIT. The purchase price is $11,692,000 paid in 3,383,479 OP Units plus up to an additional 1,200,000 OP Units if certain performance goals, including investment and share price targets, are achieved by the Company within a specified time period. The acquisition is subject to, among other things, a vote of the Company's stockholders at its annual meeting scheduled on November 21, 1997. If the Company acquires the Manager, management fees will be discontinued, and the Company will assume the expenses of the Manager. In addition, the Company will be the manager of Commercial Assets.

         General and Administrative Expenses - General and administrative expenses decreased during the three and nine months ended September 30, 1997, compared with the same periods in 1996 due primarily to the elimination of DER expense in the second quarter of 1996, reductions in accounting and consulting fees, and lower costs associated with stockholder relations.

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

         Interest Expense - Interest expense during the three months ended September 30, 1997, was on the mortgage notes payable assumed with the acquisition of two manufactured housing communities. The nine months ended September 30, 1997, includes $156,000 of interest on the mortgages on the two manufactured housing communities and $26,000 of interest on the $3,000,000 of short-term borrowings outstanding at December 31, 1996, which was repaid during the first quarter of 1997. Interest expense during the three and nine months ended September 30, 1996 was on short-term borrowings during the third quarter of 1996.

REIT Income

         The decrease in estimated REIT income during 1997 as compared to 1996 was primarily due to the resecuritization of the non-agency MBS bonds. For REIT income purposes, the resecuritization of the non-agency MBS bonds was treated as a financing. The Company recognizes REIT income and losses from the non-agency MBS bonds contributed to the owner trust and incurs interest expense on the senior bond classes issued by the trust and other expenses of the trust. During the three and nine months ended September 30, 1997, the non-agency MBS bonds and other residuals generated a REIT loss of $1,007,000 and REIT income of $695,000, respectively, compared to REIT income of $3,587,000 and $11,884,000, respectively, during the same periods in 1996. The REIT losses generated by the non-agency MBS bonds offset REIT income from the Company's investments in Commercial Assets and manufactured housing communities and related assets.

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

NOL and Capital Loss Carryovers

         At September 30, 1997, the Company's NOL carryover was approximately $98,000,000 and its capital loss carryover was approximately $35,000,000. The NOL carryover may be used to offset all or a portion of the Company's REIT income, and as a result, to reduce the amount of income that the Company must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire between 1998 and 2000.

Dividend Distributions

         Due to continuing acquisitions of interests in manufactured housing communities and related assets, revenues and CEFS from the ownership and management of these communities increased during the third quarter of 1997 as compared to the second quarter of 1997. Accordingly, on September 9, 1997, the Company declared third quarter dividends of $1,641,000 ($.065 per share), compared with $1,514,000 ($.06 per share), for the second quarter of 1997. The 1997 third quarter dividend was paid on September 30, 1997, to stockholders of record on September 18, 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company uses its cash flow from operating activities and other capital resources to provide working capital to support its operations, for the payment of dividends to its stockholders, for the acquisition of assets and for the repayment of borrowings.

         The table below summarizes the Company's operating cash flows and uses of those cash flows for the nine months ended September 30, 1997 and 1996 (in thousands):

                                                                                              1997            1996
                                                                                            ---------      ---------
Cash Generated by Operations:
    Non-agency MBS bonds:
       Interest                                                                             $   3,195      $  10,459
       Principal and indemnifications                                                             547          2,350
    Manufactured Housing Communities                                                            1,745             --
    Dividends from Commercial Assets                                                            1,408            939
    Distributions from rental property joint ventures                                             166             --

    Total Expenses, Net of Interest Income and Other                                           (3,078)        (2,241)
                                                                                            ---------      ---------

Cash Generated by Operations                                                                $   3,983      $  11,507
                                                                                            =========      =========


Net proceeds from the resecuritization of non-agency MBS bonds                              $  69,743      $      --
Issuance of Common Stock                                                                    $      11      $     159
Dividends and minority interest distributions paid                                          $   5,527      $   4,418
Acquisition of non-agency MBS bonds                                                         $      --      $  14,746
Investment in manufactured housing communities and related assets                           $  36,582      $      --
(Repayment) borrowings of short-term debt and mortgage notes                                $  (3,088)     $   2,600



         In March 1997, the Company completed the resecuritization of its non-agency MBS bonds, which provided the Company with approximately $67,671,000 of cash after payment of transaction costs, and $2,072,000 of related management fees.

         From May 14, 1997 to September 30, 1997, the Company has invested $43,155,000 in manufactured housing communities and related assets consisting of $36,538,000 of cash, the assumption of $4,962,000 of existing debt, the issuance of 363,372 shares of Common Stock, and the issuance of 113,253 OP Units. In addition, on October 30, 1997, the Company acquired interests in five manufactured housing communities for $20,935,000 including $4,524,000 of cash, the assumption of $5,911,000 of existing debt and the issuance of 3,000,000 OP Units.

         The Company routinely evaluates potential acquisitions of interests in manufactured housing communities and related assets and plans to reinvest the remaining cash from the resecuritization in such assets. In addition, the Company may seek to raise capital for investments from short and long term borrowings and the issuance of debt or equity securities. Investments in real estate will likely reduce the Company's return on assets from 1996 levels. However, such investments may result in increased opportunities for capital appreciation and reduce portfolio risk. There is no assurance that the Company will achieve this goal. Until the remaining proceeds from the structured transaction can be reinvested into real estate, the Company will invest in short-term investments, which generate lower returns. See "FORWARD LOOKING INFORMATION" below.

         The Company declared $5,515,000 ($.22 per share) in dividends during the first nine months of 1997. The Board of Directors will continue its policy of reviewing its dividends on a quarter-to-quarter basis and will adjust distribution levels as it considers necessary. The Board increased the third quarter dividend to $0.065 per share from $0.06 per share in the second quarter. The Company expects lower earnings and cashflow for the remainder of 1997 compared to 1996 as the Company invests in low-yielding short-term investments during this period of portfolio transition. See "FORWARD LOOKING INFORMATION" below.

                           FORWARD LOOKING INFORMATION

         The statements contained in this Form 10-Q Quarterly Report that are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on current expectations, estimates and projections about the industry and markets in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Operating results will depend primarily on income from manufactured housing communities and other real estate assets held by the Company through its ownership of Commercial Assets, which, in turn, are substantially influenced by the risks inherent on owning real estate or debt secured by real estate including, among other things: (i) the demand for and supply of manufactured housing properties in the Company's primary target markets and submarkets, (ii) operating expense levels, (iii) the effectiveness of property-level operations,
(iv) interest rate levels, and (v) the pace and price at which the Company and Commercial Assets can acquire and develop additional manufactured housing properties or other real estate. Capital and credit market conditions, which affect the Company's cost of capital, also influence operating results.

                                     PART II
                                OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits:

Exhibit No.       Description

    10.6           Asset  Contribution  Agreement  dated as of September 8, 1997
                   between   the   Registrant,    Asset   Investors    Operating
                   Partnership, L.P., and Financial Asset Management, LLC.

    27             Financial Data Schedule.


           (b)    Reports on Form 8-K:

                  The following Current Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q:

                  Form 8-K dated July 30, 1997, reporting the acquisition of manufactured housing community assets which included Combined Statements of Excess of Revenues Over Specific Operating Expenses of the Andrus Manufactured Home Communities for the Year Ended December 31, 1996 (audited) and the Period from January 1, 1997 to March 31, 1997 (unaudited).





                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ASSET INVESTORS CORPORATION
                                              (Registrant)


Date:  November 12, 1997                      By  /s/Diane Schott Armstrong
                                                  -------------------------
                                                  Diane Schott Armstrong
                                                  Controller