Form 10-K
period 1997-12-31
ASSET INVESTORS CORP
filed 1998-03-31
CIK 804138

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    (Mark one)
         X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended December 31, 1997

                                       OR

                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ____________ to ___________

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

          Registrant's telephone number, including area code: (303) 614-9400

          Securities registered pursuant to section 12(b) of the Act:

        Title of Each Class          Name of Each Exchange on Which Registered
           Common Stock,                   New York Stock Exchange, Inc.
     par value $.01 per share

          Securities registered pursuant to Section 12(g) of the Act:  NONE

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]

         As of February 27, 1998, 5,109,503 shares of Common Stock were outstanding, and the aggregate market value of the shares (based upon the closing price of the Common Stock on that date as reported on the New York Stock Exchange, Inc.) held by non-affiliates was approximately $81,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the proxy statement for the Registrant's 1998 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

================================================================================

                           ASSET INVESTORS CORPORATION

                                Table of Contents
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 1997


Item                                                                        Page
                                     PART I
1.       Business
              REIT Status...................................................   2
              Recent Developments............................................  2
              Financial Information about Industry Segments.................   4
              Growth and Operating Strategies...............................   4
              Competition...................................................   6
              Taxation of the Company.......................................   6
              Regulations...................................................   7
              Insurance.....................................................   8
              Capital Resources.............................................   8
              Dividend Reinvestment Plan....................................   8
              Restrictions on and Redemptions of Common Stock...............   8
              Employees.....................................................   9

2.       Properties.........................................................   9

3.       Legal Proceedings..................................................  11

4.       Submission of Matters to a Vote of Security Holders................  11

                                     PART II

5.       Market For Registrant's Common Equity and Related
           Stockholder Matters..............................................  11

6.       Selected Financial Data............................................  12

7.       Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  13

8.       Financial Statements and Supplementary Data........................  20

9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  20

                                    PART III

10.      Directors and Executive Officers of the Registrant.................  20

11.      Executive Compensation.............................................  21

12.      Security Ownership of Certain Beneficial Owners and Management.....  21

13.      Certain Relationships and Related Transactions.....................  22

                                     PART IV

14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K...  22

         Signatures.........................................................  28

                                      (i)

                                     PART I


Introduction

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report, the Company's Annual Report to Stockholders and other Company filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including, without limitation, statements regarding the effect of acquisitions, the Company's future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward looking statements and will be affected by a variety of risks and factors including, without limitation, national and local economic conditions, the general level of interest rates, terms of governmental regulations that affect the Company and interpretations of those regulations, the competitive environment in which the Company operates, financing risks, including the risk that the Company's cash flow from operations may be insufficient to meet required payments of principal and interest, real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets, acquisition and development risks, including failure of such acquisitions to perform in accordance with projections, and possible environmental liabilities, including costs which may be incurred due to necessary remediation of contamination of properties presently owned by the Company. In addition, the Company's continued qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the SEC Filings.

Item 1.  Business.

Asset Investors Corporation, a Maryland corporation formed in 1986, (together with its consolidated subsidiaries, "AIC" or the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged in the ownership, acquisition, development and management of manufactured home communities. As of February 28, 1998, AIC had interests in 20 manufactured home communities and a recreational vehicle park with a total of 2,964 developed homesites, 764 sites ready for homes, 1,842 sites available for future development and 377 recreational vehicle sites. In addition, the Company had an interest in a golf course adjacent to one of the manufactured home communities, and it managed five communities for third party owners. The Company also owns approximately 27% of the common stock of Commercial Assets, Inc. ("CAX"). CAX is a publicly-traded REIT (American Stock Exchange, Inc.: CAX). The Company's shares of Common Stock ("Common Stock") are listed on the New York Stock Exchange ("NYSE") under the symbol "AIC." In May 1997, the Company contributed all of its net assets to Asset Investors Operating Partnership, L.P. (the "Operating Partnership") in exchange for the sole general partner interest in the Operating Partnership and all of the Operating Partnership's initial capital. As of February 28, 1998, the Company had a 78% investment in the Operating Partnership.

The Company's principal executive offices are located at 3410 S. Galena Street, Suite 210, Denver, Colorado 80231 and its telephone number is (303) 614-9400.

REIT Status

In November 1997, the Company incorrectly documented a transaction by having the Operating Partnership acquire all of the voting common stock of Asset Investors Equity, Inc. ("AIE"), a consolidated subsidiary of the Company, instead of having another subsidiary acquire AIE's voting common stock. As a result of the transaction, the Company was not in compliance with the technical requirements necessary to maintain its status as a REIT. The Company has submitted a request to the Internal Revenue Service to confirm or restore AIC's status as a REIT. The Company expects to receive a response to such request during the second quarter of 1998. After consulting with the Company's tax and legal advisors, management believes that the outcome of this matter will not have a material effect on its results of operations or financial position for 1997 or 1998 due to its $95 million net operating loss ("NOL") carryover.

Recent Developments

Manufactured Home Community Acquisitions

During 1997,  the Company  initiated  its  strategy to  transform  itself from a holder of "first loss" positions of non-conforming residential mortgage loan securitizations ("non-agency MBS bonds") to the owner and operator of manufactured home communities. From May 1997 through February 1998, AIC acquired interests in 20 adult manufactured home communities, one recreational vehicle park and one golf course adjacent to one of the Company's communities. As of February 29, 1998, the communities consisted of 2,964 developed homesites, 764 sites ready for homes, 1,842 sites available for future development and 377 recreational vehicle sites. The total consideration paid by the Company of $74.4 million consisted of $49.2 million in cash, shares of Common Stock with a total recorded value of $1.3 million, units of limited partnership interests in the Operating Partnership ("OP Units") with a total recorded value of $13.0 million and the assumption of $10.9 million of secured, non-recourse, long-term indebtedness. Of the properties where the Company has an interest, 14 communities are located in Florida, four are in Arizona and one each is in Pennsylvania and New Jersey. The recreational vehicle park is in California.

A manufactured home community is a residential subdivision designed and improved with sites for the placement of manufactured homes and related improvements and amenities. Manufactured homes are detached, single-family homes which are produced off-site by manufacturers and installed on sites within the community. Manufactured homes are available in a variety of designs and floor plans, offering many amenities and custom options.

Modern manufactured home communities are similar to typical residential subdivisions containing centralized entrances, paved streets, curbs and gutters and parkways. The communities frequently provide a clubhouse for social activities and recreation and other amenities, which may include golf courses, swimming pools, shuffleboard courts and laundry facilities. Utilities are provided or arranged for by the owner of the community. Community lifestyles, primarily promoted by resident managers, include a wide array of social activities that serve to promote a sense of neighborhood. The communities provide an attractive and affordable housing alternative for retirees, empty nesters and start-up or single-parent families.

The owner of each home in the Company's communities leases the site on which the home is located. The typical lease entered into between the tenant and one of the Company's manufactured home communities for the rental of a site is month-to-month or year-to-year, renewable upon the consent of both parties or, in some instances, as provided by statute. In some circumstances, the Company also offers a 99-year lease to a tenant in order to enable the tenant to have some benefits of an owner of real property (e.g. the Homestead exemption). These leases are cancelable, depending on state law, for non-payment of rent, violation of community rules and regulations or other specified defaults. Generally, market rate adjustments are made on an annual basis. The Company owns the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and is responsible for enforcement of community guidelines and maintenance. Each homeowner within the manufactured home community is responsible for the maintenance of his home and leased site including lawn care in some communities.

The Company believes that manufactured home communities, once fully occupied, tend to achieve a stable rate of occupancy. The cost and effort involved in relocating a home to another community generally encourages the owner of the home to resell it within the community.

Restructuring of Non-Agency MBS Bonds

Through March 1997, the Company owned a portfolio of unrated credit support debt interests in non-conforming residential mortgage loan securitizations known as "non-agency MBS bonds." In February 1997, the Company adopted a strategy to restructure its asset base in order to reduce risk associated with the Company's non-agency MBS bond portfolio and attempt to maximize long-term, risk-adjusted returns to stockholders. In March 1997, the Company contributed its portfolio of non-agency MBS bonds into an owner trust in a structured transaction in which the Company received $67.7 million in cash and retained a small equity interest in the trust. During the remainder of 1997, the Company began to redeploy the cash proceeds by acquiring interests in manufactured home communities.

The Company's non-agency MBS bonds were collateralized by mortgage loans that did not meet government agency guarantee standards, typically because the mortgage loans either exceeded agency size limits or the borrower did not meet other agency credit underwriting criteria (a "non-conforming mortgage loan"). Because of credit risk, a securitization of non-conforming mortgage loans requires some form of credit enhancement. One type of credit enhancement provided is through a "senior-subordinate" structure, where the subordinate classes of the non-conforming residential mortgage loan securitization provide credit protection to the senior classes by absorbing the first losses from loan defaults or foreclosures. The Company acquired the subordinate bond classes which, while offering the potential of a higher yield than the more senior classes, had the greatest credit risk. Such bond classes were considered to be speculative and were subject to special risks, including a substantially greater risk of loss of principal and non-payment of interest than the more senior, rated classes.

President and Chief Operating Officer

In February 1998, Mr. Bruce Moore became AIC's President and Chief Operating Officer. Mr. Moore has over 20 years experience in various aspects of the real estate industry including manufactured home communities. Mr. Moore is employed for a period of three years and, in lieu of cash salary, was granted 10-year options to purchase 250,000 shares of Common Stock, subject to stockholders' approval of an increase in the number of shares of Common Stock covered by the Company's Stock Option Plan. The options vest in three equal annual installments commencing in February 1999.

Acquisition of Manager

Prior to November 1997, the Company's daily activities were performed by Financial Asset Management LLC, (the "Manager" or "FAM") pursuant to an annual management agreement (the "AIC Management Agreement"). In addition, the Manager provided similar services to CAX pursuant to a separate agreement (the "CAX Management Agreement") (collectively, the "Management Agreements"). In September 1996, the Manager was purchased by a group led by Messrs. Terry Considine and Thomas L. Rhodes (Co-Chairmen and Co-Chief Executive Officers of both AIC and
CAX) and Mr. Bruce D. Benson (a director of both AIC and CAX) for a purchase price of $11,692,000. In November 1997, the Company's stockholders approved the acquisition of the Manager's assets and operations also for a purchase price of $11,692,000, which was paid by issuing 676,696 OP Units. In addition, FAM will be entitled to an additional 240,000 OP Units if the Company achieves certain performance goals, including investment and share price targets, by June 1999.

As a result of the purchase of the CAX Management Agreement, the Company manages CAX's daily activities. The CAX Management Agreement has been extended through March 31, 1998 and CAX is required to pay the Company the following fees: (i) Acquisition Fees equal to 1/2 of 1% of the cost of each asset acquired by CAX;
(ii) Base Fees equal to 1% per annum of CAX's  "average  invested  assets,"  and
(iii) Incentive Fees equal to 20% of the amount by which CAX's REIT income exceeds the amount calculated by multiplying CAX's "average net worth" by the "Ten Year United States Treasury rate" plus 1%. During December 1997, no fees were earned since substantially all of CAX's assets were invested in short-term government securities and other cash equivalents. The Company does not expect to receive any fees from the CAX Management Agreement until CAX begins to invest its resources in real estate assets. Although there can be no assurance of when CAX will make such investments or the amount thereof, the Company believes that CAX will begin making such investments in 1998.

Reverse Stock Split

In November 1997, the Company's stockholders approved a one-for-five reverse stock split. Unless otherwise stated, all share and per share amounts included herein have been retroactively adjusted for the effect of the one-for-five reverse stock split.

Financial Information about Industry Segments

The Company operates in one industry segment, the ownership and management of real estate. See the consolidated financial statements and notes thereto included in Item 8 of this Report on Form 10-K for financial information relating to the Company.

Growth and Operating Strategies

The Company measures its economic profitability based on Funds From Operations ("FFO"). The Company's management believes that FFO provides investors with an understanding of the Company's ability to incur and service debt and make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO in a manner consistent with the NAREIT definition, which includes adjustments for minority interest in the Operating Partnership, and amortization of management company goodwill. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs.

The Company's primary objective is to maximize stockholder value by increasing the amount and predictability of FFO on a per share basis. The Company seeks to achieve this objective primarily by improving net operating income from its existing portfolio of manufactured home communities and by acquiring additional communities at values that are accretive on a per share basis. The Company intends to follow operating and financial strategies, including: (i) obtaining a geographically diverse portfolio of communities; (ii) providing a minimum $50 per homesite per year for capital replacements to maintain its communities;
(iii) utilizing long-term, fixed-rate, fully-amortizing debt; and (iv) maintaining a ratio of (a) Adjusted Funds From Operations ("AFFO") plus interest expense to (b) interest expense of at least 2 to 1. AFFO is equal to FFO less an estimated annual reserve for capital replacements of $50 per homesite. In addition, the Company seeks to: (i) selectively acquire manufactured home communities that have potential long-term appreciation of value through, among other things, rent increases, expense efficiencies and in-park homesite absorption and development; (ii) improve the profitability of its communities through aggressive management of occupancy, community development and maintenance and expense control; (iii) develop and maintain resident satisfaction and a reputation for quality communities through maintenance of the physical condition of the communities and providing activities that improve the community lifestyle; and (iv) recruit and retain quality community management personnel.

Future Acquisitions

From time to time, the Company evaluates acquisition opportunities in the manufactured home community industry and expects to acquire additional properties as opportunities can be identified on terms considered beneficial by management. The acquisition of interests in additional communities could also result in the Company becoming increasingly leveraged as it incurs debt in connection with these transactions.

The Company believes that acquisition opportunities for manufactured home communities are attractive at this time because of increasing acceptability of and demand for manufactured homes, the increasing need for affordable housing alternatives, and the continued constraints on development of new manufactured home communities. The Company is actively seeking to acquire additional communities and currently is engaged in various stages of negotiations relating to the possible acquisition of a number of communities.

When evaluating potential  acquisitions,  the Company considers such factors as:
(i) the geographic area and type of property; (ii) the location, construction quality, condition and design of the property; (iii) the current and projected cash flow of the property and the ability to increase cash flow; (iv) the potential for capital appreciation of the property; (v) the terms of tenant leases, including the potential for rent increases; (vi) the potential for economic growth and the tax and regulatory environment of the community in which the property is located; (vii) the potential for expansion of the physical layout of the property and/or the number of sites; (viii) the occupancy and demand by residents for properties of a similar type in the vicinity and the residents' profile; (ix) the prospects for liquidity through sale, financing or refinancing of the property; (x) competition from existing manufactured home communities and the potential for the construction of new communities in the area; and (xi) the replacement cost of the property.

Properties Subject to Letter of Intent or Contract

In the ordinary course of the Company's business, the Company is engaged in discussions and negotiations with manufactured home community owners regarding the purchase of communities or interests in communities. The Company enters into letters of intent from time to time, which may be binding or nonbinding, and contracts with respect to the purchase of real property which are subject to certain conditions and which permit the Company to terminate the contract in its sole and absolute discretion if it is not satisfied with the results of its due diligence investigation of the properties under contract. Management believes that such contracts essentially result in the creation of an option on the community subject to the contract and give the Company greater flexibility in seeking to acquire properties.

Expansion of Existing Communities

The Company will also seek to increase the number of homesites and earnings generated from its existing portfolio of manufactured home communities and from future acquisitions by expanding the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. As of February 28, 1998, the Company had an interest in eight communities with 764 sites ready for homes and 1,842 sites available for future development.

Competition

There are numerous housing alternatives that compete with the Company's manufactured home communities in attracting residents. The Company's properties compete for residents with other manufactured home communities, multifamily rental apartments and single family homes and condominiums. The number of competitors in a particular area could have a material effect on the Company's ability to lease homesites and on the rents charged. In acquiring assets, the Company competes with other REITs, pension funds, insurance companies, and other investors, many of which have greater financial resources than the Company.

Taxation of the Company

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and the Company intends to operate in such a manner. The Company's current qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, through actual operating results, distribution levels and diversity of stock ownership. As indicated above (see "REIT Status"), the Company was not in compliance with one of the technical requirements for maintaining its status as a REIT as a result of a transaction that was incorrectly documented in November 1997, and the Company has applied to the Internal Revenue Service for relief.

If the Company qualifies for taxation as a REIT, it will generally not be subject to Federal corporate income tax on its net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that generally results from investment in a corporation. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate rates on its taxable income (including any applicable alternative minimum tax). The Company has a NOL carryover of approximately $95 million that could be used in the event that the Company fails to qualify as a REIT. Even if the Company qualifies as a REIT, it may be subject to certain state and local income and other taxes and to Federal income and excise taxes on its undistributed income.

If in any taxable year the Company fails to qualify as a REIT and incurs a tax liability, the Company might need to borrow funds or liquidate certain investments in order to pay the applicable tax and the Company would not be compelled to make distributions under the Code. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although the Company currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Company to fail to qualify as a REIT or may cause the Board of Directors to revoke the REIT election.

The Company and its stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its stockholders may not conform to the Federal income tax treatment.

Regulations

General

Manufactured home communities are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. The Company believes that each property has the necessary permits and approvals to operate.

Americans with Disabilities Act ("ADA")

The properties and any newly acquired manufactured home communities must comply with the ADA. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires that public facilities such as clubhouses, pools and recreation areas be made accessible to people with disabilities. Compliance with the ADA requirements has required removal of access barriers and other capital improvements at the properties. Noncompliance could result in imposition of fines or an award of damages to private litigants. The Company has taken into account an estimate of funds required to make any changes required by the ADA in determining the appropriate level of reserves and the expected level of distributions and believes that such costs can be covered by funds from the operations of the properties or established reserves without any material adverse effect on the Company's financial condition or results of operations. If ongoing changes involve a greater expenditure than the Company currently anticipates, or if the changes must be made on a more accelerated basis than it anticipates, the Company's ability to make expected distributions could be adversely affected.

Rent Control Legislation

State and local rent control laws, principally in Florida, limit the Company's ability to increase rents and to recover increases in operating expenses and the costs of capital improvements. Enactment of such laws has been considered from time to time in other jurisdictions. The Company presently expects to continue to maintain manufactured home communities, and may purchase additional properties, in markets that are either subject to rent control or in which rent-limiting legislation exists or may be enacted. For example, Florida has enacted a law, which generally provides that rental increases must be reasonable.

Insurance

Management believes that its properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits. The Company believes it has obtained adequate title insurance insuring fee title when it has acquired manufactured home communities.

Capital Resources

The Company has used its cash balances, AFFO and short-term credit facilities to provide working capital to support its operations, for the payment of dividends and for the acquisition of assets. Future acquisitions will be financed by the most appropriate sources of capital, which may include the Company's cash balances; undistributed AFFO; long-term, secured, fixed-rate, fully-amortizing debt; short-term, secured debt; and the issuance of additional equity securities, including OP Units of the Operating Partnership. The Company believes that the issuance of OP Units in exchange for new communities may permit the Company to acquire additional manufactured home communities in transactions that may defer all or a portion of the sellers' tax consequences.

Without further stockholder approval, the Company is authorized to issue up to 50,000,000 shares of Common Stock, of which 5,109,503 shares were issued and outstanding as of February 27, 1998. The Board of Directors is authorized to issue additional classes of stock without stockholder approval. Depending upon the terms set by the Board of Directors, the authorization and issuance of preferred stock or other new classes of stock could affect adversely existing stockholders. The effects on stockholders could include, among other things, dilution of ownership interests of existing stockholders, restrictions on dividends on Common Stock and preferences to holders of a new class of stock in the distribution of assets upon liquidation. As of February 27, 1998, the Company has not authorized or issued additional classes of stock.

Dividend Reinvestment Plan

The Company has an Automatic Dividend Reinvestment Plan administered by Norwest Stockholder Services. The plan provides the Company's stockholders a method of investing cash dividends paid by the Company in additional shares of Common Stock purchased in the open market. The plan also permits participants to purchase Common Stock in the open market with voluntary cash payments.

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

Each stockholder is required, upon demand, to disclose to the Board of Directors in writing such information with respect to direct and indirect ownership of shares of Common Stock as the Board of Directors deems prudent in protecting the tax status of the Company.

Employees

The Company's employees perform various acquisition, development and management functions. Brandywine Financial Services Corporation and affiliates ("Brandywine") provide employees that perform property management and sales services for the Company's communities. Mr. Bruce Moore was the founder and Chief Executive Officer of Brandywine prior to becoming the President and Chief Operating Officer of the Company in February 1998. In addition to the Company's eight employees, approximately 80 Brandywine employees are devoted full time to the Company's communities. None of the employees are represented by a union, and the Company has never experienced a work stoppage. The Company believes it maintains satisfactory relations with its employees.

Item 2.  Properties.

The manufactured home communities in which the Company has interests in are primarily located in Florida and Arizona. The following table sets forth certain information as of February 28, 1998, with respect to the Company's principal markets:


                                                                             Number of Sites
                                                      ---------------------------------------------------------------
                                                                                    Available for
                                        Number of                      Ready for         Future        Recreational
                                       Communities      Developed        Homes        Development       Vehicles
                                       -----------      ---------        -----        -----------       --------
Florida                                      14            2,398          764             1,789              --
Arizona                                       4              448           --                53             312
New Jersey                                    1               90           --                --              --
Pennsylvania                                  1               28           --                --              --
California                                    1               --           --                --              65
                                            ---           ------         ----            ------            ----
   Total                                     21            2,964          764             1,842             377
                                            ===            =====         ====            ======            ====


The Company's developed homesites were 99% occupied with average monthly rents of $263.



                                                                          Average
                                                                          Monthly                                  Sites Available
                                                 Developed                  Rent    Recreational    Sites Ready          for
   Community            Location                 Homesites   Occupancy(2) per Site  Vehicle Sites    for Homes       Development
----------------------------------------------------------------------------------------------------------------------------------
  Owned Communities
  Cardinal Court    Largo, FL                         138        99%         $252         --             --               --
  Forest View       Homosassa, FL                     180       100           207         --            131               --
  Marina Dunes      Marina, CA                         --        --            --         65             --               --
  Park Royale       Pinellas Park, FL                 258        96           331         --             51               --
  Pinewood          St. Petersburg, FL                220        98           277         --             --               --
  Pleasant Living   Riverview, FL                     243       100           247         --             --               --
  Stonebrook        Homosassa, FL                     118        99           227         --            100               --
  Sun Valley        Tarpon Springs, FL                261       100           327         --             --               --
  Westwind I        Dunedin, FL                       195        99           345         --             --               --
  Westwind II       Dunedin, FL                       189        99           369         --             --               --
  Mullica Woods     Egg Harbor City, NJ                90       100           421         --             --               --
  Salem Farm        Bensalem, PA                       28       100           392         --             --               --
                                                ----------------------------------------------------------------------------------
      Subtotal                                      1,920        99           290         65            282               --
                                                ----------------------------------------------------------------------------------
  Joint Venture Communities
  Apache Acres      Apache Junction, AZ (1)            34        88           180         97             --               --
  Blue Star         Apache Junction, AZ (1)            28        93           198        108             --               --
  Lost Dutchman     Apache Junction, AZ (1)           122       100           234        107             --               53
  Sun Valley        Apache Junction, AZ (1)           264       100           216         --             --               --
  Brentwood         Hudson, FL                         67        84           191         --             79               74
  Casa del Mar      Punta Gorda, FL                   103       100           217         --            140              212
  Royal Palm        Haines City, FL                   218        99           200         --             68              175
  Savanna Club      Port St. Lucie, FL                 --        --            --         --             --            1,328
  Sun Lake          Grand Island, FL                  208       100           280         --            195               --
                                                ----------------------------------------------------------------------------------
      Subtotal                                      1,044        98           223        312            482            1,842
                                                ----------------------------------------------------------------------------------
  Total Owned and Joint Venture Communities         2,964        99%         $263        377            764            1,842
                                                ==================================================================================


  Managed Communities
  Countryside       Brooksville, FL                    73       100%         $134         --             38               --
  Edgewater         Seminole, FL                      130       100           163         --             --               --
  Golden Crest      Dunedin, FL                       176        99           329         --             --               --
  Lakewood          Vero Beach, FL                    329        99           284         --             47               --
  Windward          Spring Hill, FL                   192       100           231         --             62               --
                                                ----------------------------------------------------------------------------------
  Total Managed Communities                           900       100%         $252         --            147               --
                                                ==================================================================================

(1)The Company holds two mortgage loans secured by the four communities in Apache Junction, Arizona. As a provision of the mortgages, the Company has the right to purchase the properties at fair value and has an interest in the operating revenues from the properties and proceeds from a sale or refinancing of the properties. Due to these rights, the mortgages are accounted for as an equity investment in real estate and reflected as joint venture communities above.

(2)Excludes recreational vehicle sites, which are leased on a seasonal basis.

Item 3.  Legal Proceedings.

At February 28, 1998, there were no material legal proceedings, pending or threatened, to which the Company or any of its subsidiaries was a party or to which any of their respective properties were subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's 1997 Annual Meeting of Stockholders was held on November 21, 1997. At the meeting, stockholders approved the acquisition of the assets and operations of the Manager. Of the votes cast, 2,625,468 were cast "for" the acquisition and 206,915 were cast "against" the acquisition with 57,571 votes cast "abstain." In addition, Messrs. Terry Considine, Bruce D. Benson and William J. White were elected as Class II Directors to terms expiring in 2000 and Thomas L. Rhodes was elected as a Class III Director to a term expiring in 1998. There were 4,410,383, 4,407,166, 4,403,579 and 4,409,973 votes cast "for"
Messrs. Considine, Benson, White and Rhodes, respectively and 144,315, 147,532, 151,119 and 144,725 votes, respectively, were "withheld." At the meeting, stockholders also approved an amendment to the Articles of Incorporation to effect a one-for-five reverse stock split of the Company's issued and outstanding shares of Common Stock. Of the votes cast, 3,927,492 were cast "for" the amendment, 483,141 were cast "against" the amendment, and 71,500 votes were cast "abstain."
                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

The Company's Common Stock is listed on the NYSE under the symbol "AIC." The high and low closing sales prices of the shares of Common Stock as reported on the NYSE Composite Tape and certain dividend information for the periods indicated were as follows:

                              High            Low             Dividends
                              ----            ---             ---------
1997
   First Quarter           $  21-1/4        $  16-1/4           $   .475
   Second Quarter             18-1/8           16-1/4               .300
   Third Quarter              21-7/8           16-7/8               .325
   Fourth Quarter             22-1/2               17               .350

1996
   First Quarter           $  16-7/8        $  13-3/4           $   .450
   Second Quarter             18-3/4           15-5/8               .450
   Third Quarter              18-3/4           16-7/8               .475
   Fourth Quarter                 20           17-1/2               .475


As of February 27, 1998, 5,109,503 shares of Common Stock were issued and outstanding and were held by 3,107 stockholders of record. The Company estimates there were an additional 11,000 beneficial owners on that date whose shares were held by banks, brokers or other nominees.

The Company, as a REIT, is required to distribute annually to holders of Common Stock at least 95% of its "real estate investment trust taxable income," which, as defined by the Code and Treasury regulations, is generally equivalent to net taxable ordinary income. The Company measures its economic profitability and intends to pay regular income to its stockholders based on AFFO during the relevant period. However, the future payment of dividends by the Company will be at the discretion of the Board of Directors and will depend on numerous factors including the Company's financial condition, its capital requirements, the annual distribution requirements under the provisions of the Code applicable to REITs and such other factors as the Board of Directors deems relevant.

Item 6.  Selected Financial Data.

The selected financial data of the Company, set forth below, has been derived from and should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto. Financial data as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, is included elsewhere in this Report on Form 10-K (in thousands, except per share data).


                                                                    Year Ended December 31,
                                             -----------------------------------------------------------------------
                                                 1997           1996          1995          1994           1993
                                                 ----           ----          ----          ----           ----
   RENTAL PROPERTY OPERATIONS
   Rental and other property revenues         $    3,104     $       --    $       --    $       --      $      --
   Equity in earnings of real estate joint
     ventures                                        466             --            --            --             --
   Property operating expenses                    (1,311)            --            --            --             --
   Owned property management expenses                (87)            --            --            --             --
                                              ----------     ----------    ----------    ----------      ---------
                                                   2,172             --            --            --             --
   Depreciation                                     (693)            --            --            --             --
                                              ----------     ----------    ----------    ----------      ---------
                                                   1,479             --            --            --             --
                                              ----------     ----------    ----------    ----------      ---------

   SERVICE OPERATIONS
   Property management fees and other
     income                                          128             --            --            --             --
   Property management and other expenses
                                                     (59)            --            --            --             --
   Amortization of management contracts             (744)            --            --            --             --
                                              ----------     ----------    ----------    ----------      ---------
                                                    (675)            --            --            --             --
                                              ----------     ----------    ----------    ----------      ---------

   OTHER ACTIVITIES
   Non-agency MBS bonds revenues                   2,966         11,513         8,499         1,531             --
   Equity in earnings of CAX                       3,663          1,875         1,742         1,354            187
   Management fees to former manager                (570)        (1,793)         (980)         (253)            --
   Earnings from liquidating operations               --             --         6,507        11,897        (47,913)
                                              ----------     ----------    ----------    ----------      ---------
                                                   6,059         11,595        15,768        14,529        (47,726)
                                              ----------     ----------    ----------    ----------      ---------

   General and administrative expenses            (1,042)        (1,145)       (1,895)       (1,586)        (4,231)
   Interest and other income                       1,808            136           630           563            939
   Interest expense                                 (368)           (88)          (63)         (148)            --
   Costs incurred to acquire management
     contract                                     (6,553)            --            --            --             --
   Elimination of DERs                                --           (825)           --            --             --
                                              ----------     ----------    ----------    ----------      ---------
   INCOME BEFORE GAIN ON RESTRUCTURING OF
     BONDS AND MINORITY INTEREST                     708          9,673        14,440        13,358        (51,018)
   Gain on restructuring of bonds                  6,484             --            --            --             --
                                              ----------     ----------    ----------    ----------      ---------




                                                                    Year Ended December 31,
                                             -----------------------------------------------------------------------
                                                 1997           1996          1995          1994           1993
                                                 ----           ----          ----          ----           ----
   INCOME BEFORE MINORITY INTEREST                 7,192          9,673        14,440        13,358        (51,018)
   Minority interest in Operating Partnership         62             --            --            --             --
                                              ----------     ----------    ----------    ----------      ---------

   NET INCOME                                 $    7,254     $    9,673    $   14,440    $   13,358      $ (51,018)
                                              ==========     ==========    ==========    ==========      =========

   BASIC EARNINGS PER SHARE                   $     1.44     $     1.97    $     2.97    $     4.59      $  (18.19)
                                              ==========     ==========    ==========    ==========      =========
   DILUTED EARNINGS PER SHARE                 $     1.43     $     1.95    $     2.96    $     4.58      $  (18.19)
                                              ==========     ==========    ==========    ==========      =========

   DIVIDENDS DECLARED PER SHARE               $     1.45     $     1.85    $     1.70    $     1.65      $   19.95
                                              ==========     ==========    ==========    ==========      =========

   Weighted-Average Common Shares
     Outstanding                                   5,022          4,919         4,856         2,910          2,805
   Weighted-Average Common Shares And
     Common Share Equivalents Outstanding          5,061          4,966         4,883         2,914          2,805

   Balance Sheet Data:
                                                                          December 31,
                                             ------------------------------------------------------------------------
                                                 1997           1996          1995          1994           1993
                                                 ----           ----          ----          ----           ----

   Real estate, before accumulated
     depreciation                             $   41,419     $       --    $       --    $       --      $      --
   Investments in and notes receivable
     from real estate joint ventures              25,415             --            --            --             --
   Total assets                                  119,161         90,344        79,653       109,539         94,250
   Secured notes payable                          10,677             --            --        30,592         42,000
   Minority interest in Operating
     Partnership                                  22,362             --            --            --             --
   Stockholders' equity                           83,515         86,365        78,759        72,965         47,187


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                          RESULTS OF OPERATIONS FOR THE
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


The following discussion and analysis of consolidated results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company included elsewhere herein. Due to the change in the Company's business from investing in non-agency MBS bonds to owning and managing manufactured home communities, the results of operations for the year ended December 31, 1997 are not comparable to prior periods.

Comparison of year ended December 31, 1997 to year ended December 31, 1996

Rental Property and Service Operations

From May 1997 to December 31, 1997, the Company invested $69,389,000 in manufactured home communities and related assets consisting of $46,344,000 of cash, the assumption of $10,873,000 of existing debt, the issuance of $1,250,000 of Common Stock, and the issuance of $10,922,000 of OP Units. As of December 31, 1997, the Company had interests in 18 manufactured home communities and one recreational vehicle park. In addition, the Company managed six communities for third parties.

From May 1997 to December 31, 1997, the Company earned $3,104,000 of rental and other property revenues and $466,000 of equity in earnings of real estate joint ventures and incurred $1,311,000 of property operating expenses, $87,000 of owned property management expense and $693,000 of depreciation related to the acquired communities. In addition, during the same period, the Company earned $128,000 of property management fees and other income less $59,000 of expenses and $744,000 of amortization related to the management contracts acquired.

CAX

Income from the Company's 27% ownership interest in CAX for 1997 and 1996 was $3,663,000 and $1,875,000, respectively. CAX reported to the Company that the increase in income is primarily because of gains from the restructuring of its portfolio of CMBS bonds, prepayments on one of its CMBS bonds in the third quarter of 1997 and the non-recurring charge in 1996 for the elimination of dividend equivalent rights under CAX's stock option plan. The increase was partially offset by higher management fees in 1997 and revenues from redemption of two CMBS bonds and other prepayments in 1996.

During the fourth quarter of 1997, CAX sold, redeemed or resecuritized its entire portfolio of CMBS bonds generating $77,693,000 of cash and resulting in a net gain of $5,786,000. CAX has not yet identified what it will reinvest the proceeds in. CAX has also reported that future profitability and related dividends will likely decline as a result of the restructuring of its portfolio until such proceeds are reinvested.

Non-agency MBS Bonds

Income from the Company's non-agency MBS bonds decreased to $2,966,000 during 1997 compared with $11,513,000 for 1996 primarily due to the resecuritization of the bonds in March 1997. Revenues of $966,000 from the non-agency MBS bonds, since the resecuritization, represent income from the retained equity interest. Credit losses on the underlying collateral will likely continue to reduce earnings from the retained equity interest in the future.

Management Fees

At the Company's annual meeting in November 1997, stockholders approved a proposal to acquire the Manager in order to become a self-managed and self-administered REIT. In connection with such acquisition, the Company acquired the CAX Management Agreement and now provides management services to CAX. The CAX Management Agreement has been extended to March 31, 1998. The Manager was acquired from an investment group that includes Terry Considine and Thomas L. Rhodes, Co-Chairmen of the Board of Directors and Co-Chief Executive

Officers of both the Company and CAX, and Bruce D. Benson, a director of the Company and CAX. This investment group acquired the Manager in September 1996 at a cost of $11,692,000.

Prior to the acquisition, the Manager received various fees for the advisory and other services performed in connection with the AIC Management Agreement. The Manager provided all personnel and related overhead necessary to conduct the regular business of the Company. When the Manager was acquired by the Company, the AIC Management Agreement was cancelled and the fees formerly payable by the Company to the Manager pursuant to the AIC Management Agreement ceased. Fees payable by CAX in the future, pursuant to the CAX Management Agreement, will be paid to the Company. The employees of the Manager employed to perform the services under the AIC Management Agreement and the CAX Management Agreement are now employed by the Company. Certain officers and directors of the Company also serve as officers, directors or both of CAX.

The Company incurred management fees payable to the Manager prior to the acquisition of the Manager in November 1997. In 1996, the Manager received a "Base Fee," an "Incentive Fee" and an "Administrative Fee," all of which were payable quarterly per the terms of the AIC Management Agreement. The Base Fee was an annual fee equal to 3/8 of 1% of the "average invested assets" of the Company and its subsidiaries for such year. The Incentive Fee was equal to 20% of the amount the Company's net book income, calculated in accordance with GAAP, which is in excess of a return on the Company's "average net worth" equal to the "Ten-Year U.S. Treasury Rate" plus one percent. The Manager also performed certain bond administration and other related services for the Company pursuant to the AIC Management Agreement and received an Administrative Fee of up to $3,500 per annum per non-agency MBS bond for such services.

In connection with the change in the Company's assets, the independent directors approved an amendment to the AIC Management Agreement, effective April 1, 1997, that: (i) increased the Base Fee from 3/8 of 1% to 1% per annum of "average invested assets;" (ii) provided for an acquisition fee (the "Acquisition Fee") of 1/2 of 1% of the cost of real estate investments; and (iii) changed the
Incentive  Fee to be  calculated  from AFFO  rather  than net book  income.  The
Administrative Fee was substantially eliminated as a result of the resecuritization of the non-agency MBS bonds.

Included in Management Fee expense is Incentive Fees incurred by the Company along with Base Fees and Administrative Fees applicable to the non-agency MBS bonds prior to the resecuritization. Management Fees decreased to $570,000 during the year ended December 31, 1997 compared with $1,793,000 for the year ended December 31, 1996 primarily due to the resecuritization of the non-agency MBS bonds in March 1997 which eliminated Administrative Fees and resulted in lower Base Fees and lower income for purposes of calculating Incentive Fees. In addition, all fees were discontinued upon the acquisition of the Manager in November 1997.

The Company incurred $322,000 of Acquisition Fees during 1997, relating to the acquisition of manufactured home communities and management contracts. These Acquisition Fees are capitalized and will be amortized over the estimated life of the related assets. No Acquisition Fees were incurred in 1996.

General and Administrative Expenses

General and administrative expenses decreased during 1997 compared with 1996 due primarily to the elimination of dividend equivalent right ("DER") expense in the second quarter of 1996, reductions in accounting and consulting fees, and lower costs associated with stockholder relations.

Interest and Other Income

Interest and other income increased significantly during 1997 compared with 1996 because of higher cash balances subsequent to the resecuritization of the non-agency MBS bonds. The average interest rate on the Company's cash investments during 1997 was 5.37% per annum. As the remaining proceeds from the resecuritization are invested into manufactured home communities, interest income is expected to decline.

Interest Expense

Interest expense during 1997 includes $342,000 on the secured notes payable assumed with the acquisition of four manufactured home communities and $26,000 of interest on the $3,000,000 of short-term borrowings outstanding at December 31, 1996. The $88,000 of interest expense during 1996 was on short-term borrowings.

Costs Incurred to Acquire Management Contract

During the fourth quarter of 1997, the Company recognized a $6,553,000 nonrecurring expense related to the Company's purchase of its management contract. The total nonrecurring expense included $6,105,000 of non-cash expense from the issuance of OP Units to the owners of the former manager. The costs related to the CAX Management Agreement have been capitalized and are included in amortization of management contracts discussed above.

Gain on Restructuring of Bonds

In connection with the resecuritization of the non-agency MBS bonds, the Company realized net proceeds of $69,743,000 before related management fees. A gain of $7,359,000 was recognized during the first quarter of 1997, along with
$1,472,000 of Incentive Fees related to the gain and an additional fee of $600,000 in exchange for the Manager agreeing to continue as a loss mitigation advisor on the non-agency MBS bonds. This arrangement allowed the Company to realize more proceeds and a higher gain from the resecuritization. The additional fee paid to the Manager was approved by the independent directors and represents a portion of the increased proceeds and higher gain. The portfolio of non-agency MBS bonds was classified as available-for-sale and included $6,000,000 of unrealized holding gains at December 31, 1996.

During the fourth quarter of 1997, the Company entered into a transaction for the sale of interests in other bonds that had no carrying value on the Company's books. As a result of this transaction, a net gain of $1,197,000 was recognized in the fourth quarter of 1997.

Comparison of year ended December 31, 1996 to year ended December 31, 1995

CAX

Income from the Company's 27% ownership interest in CAX for the years ended December 31, 1996 and 1995 was $1,875,000 and $1,742,000, respectively. CAX reported to the Company that the increase in income for 1996 over 1995 is primarily due to the early redemption of two bonds in May 1996 offset by a one-time, non-cash charge resulting from the issuance of 157,413 shares of CAX common stock for the elimination of dividend equivalent rights under its stock option plan.

At December 31, 1996, CAX's CMBS bonds had an outstanding principal balance of $89,297,000 with a weighted-average coupon of 8.15%. Also at December 31, 1996, unamortized purchase discounts, acquisition costs and allowance for credit losses totaled $24,448,000 and CAX had recorded $3,389,000 of unrealized holding losses on its CMBS bonds. The Company's share of these unrealized holding losses, $907,000 as of December 31, 1996, was recorded as a reduction in the carrying value of its investment in CAX and as a component of stockholders' equity.

Non-agency MBS Bonds

Income from the Company's non-agency MBS bonds increased significantly during 1996 compared with 1995 primarily due to the acquisition of non-agency MBS bonds during 1996 and 1995 with outstanding principal balances of $60,478,000 and $99,398,000, respectively, and weighted-average coupons of 7.4% and 6.9%, respectively.

For the years ended December 31, 1996 and 1995, the principal amount of credit losses on the Company's non-agency MBS bonds was $13,295,000 and $3,056,000, respectively. The significant increase in credit losses allocated to the Company is due to: (i) the acquisition of bonds during the years ended December 31, 1996 and 1995; and (ii) as mortgages mature, in particular during their first five years, the defaults and the resulting credit losses are expected to increase.

Management Fees

Management Fees increased during 1996 compared with 1995 due to: (i) higher Administrative and Base Fees as a result of acquisitions of non-agency MBS bonds during 1995 and 1996; (ii) a change in the method of calculating Incentive Fees pursuant to the terms of an amendment to the Management Agreement dated January 1, 1996; (iii) a decrease in the average Ten-Year U.S. Treasury Rate to 6.44% during 1996, from 6.58% during 1995, which had the effect of lowering the threshold above which the Incentive Fees are paid; and (iv) higher book income in 1996 compared to 1995.

Liquidating Operations

In 1995, the Company completed its liquidation of its CMO Ownership Interests. Accordingly, the Company classified as liquidating operations its revenues from CMO Ownership Interests along with expenses directly allocable to the CMO Ownership Interests. Earnings from liquidating operations during the year ended December 31, 1995, were comprised of the following (in thousands):

Revenues
    CMO Ownership Interests                                              $ 1,734
    Interest income                                                          225
    Net gain on sale of CMO Ownership Interests                            5,369
                                                                         -------
       Total revenues                                                      7,328
                                                                         -------
Expenses
    Management fees                                                          234
    General and administrative                                                23
    Interest                                                                 564
                                                                         -------
       Total expenses                                                        821
                                                                         -------
Earnings from liquidating operations                                     $ 6,507
                                                                         =======

General and Administrative Expenses

General and administrative expenses decreased during 1996 compared with 1995 due primarily to the elimination of DER expense in the second quarter of 1996, reductions in legal and consulting fees, and lower costs associated with the Company's annual report.

Interest and Other Income

Other income and expenses from ongoing operations decreased during 1996 compared to 1995 due to a decrease in income from other sources and lower interest income from cash and cash equivalents, because the Company used substantially all of its available cash to acquire non-agency MBS bonds.

Interest Expense

Interest expense on the Company's borrowing facilities increased during 1996 compared to 1995 reflecting higher interest rates and the increase in the average daily balance to $1,058,000 from $813,000. The effective interest rate under the Company's short-term borrowing facilities during 1996 and 1995 was 8.18% and 7.21% per annum, respectively.

Elimination of DERs

Prior to May 1996, options holders received shares of Common Stock equal to the value of dividends received as if the options were fully exercised. At their annual meeting in May 1996, the Company's stockholders approved an amendment to the Company's 1986 Stock Option Plan which permitted the Company to issue shares of Common Stock to the holders of options who voluntarily relinquished their right to receive DERs in the future. The issuance of Common Stock in exchange for the right to receive DERs in the future resulted in a one-time, non-cash charge to second quarter 1996 earnings of $825,000 and the issuance of 244,391 shares of Common Stock.

NOL and Capital Loss Carryovers

At December 31, 1997, the Company's NOL carryover was approximately $95,000,000 and its capital loss carryover was approximately $35,000,000. The NOL carryover may be used to offset all or a portion of the Company's REIT income, and as a result, to reduce the amount of income that the Company must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire between 1998 and 2000.

Dividend Distributions

During 1997, the Company distributed $7,749,000 ($1.45 per share) to holders of Common Stock and OP Units compared to 1996 dividends of $9,128,000 ($1.85 per share) and 1995 dividends of $8,255,000 ($1.70 per share). Seventy-five percent of 1997 dividends and twenty percent of the 1995 dividends constituted return of capital distributions, generally not taxable to the stockholders to the extent of their basis in their stock. Return of capital distributions were not made in 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company has cash and cash equivalents of $21,802,000. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties, dividends paid to stockholders and distributions made to minority limited partners in the Operating Partnership.

Net cash provided by operating activities was $3,931,000 during the year ended December 31, 1997, compared to $11,670,000 during the year ended December 31, 1996. The decrease was primarily a result of lower net income excluding the gain on the restructuring of bonds.

Net cash provided by investing activities was $27,479,000 during 1997 compared to net cash used by investing activities of $10,754,000 in 1996. Investing activities in 1997 included $69,807,000 of net cash provided from the restructuring of the bonds net of $46,344,000 used to acquire interests in real estate and real estate joint ventures.

Net cash used in financing activities increased to $10,025,000 in 1997 compared to $5,827,000 in 1996, primarily due to unsecured short-term borrowings in 1996 that were repaid in 1997.

Secured notes payable at December 31, 1997, consist of $4,805,000 of notes, which bear interest at 8.25% and mature in October 2000 and $5,872,000 of notes which bear interest at 7.5% and also mature in October 2000. The notes are secured by four manufactured home communities, and were assumed by the Company at the time the related communities were acquired. The secured notes payable require escrow payments for the payment of property taxes.
At December 31, 1997, $34,000 was held in such escrow accounts.

In 1996, the Company had a $10,000,000 revolving credit and term loan agreement with a bank. The loan was collateralized by certain of the Company's non-agency MBS bonds with a net carrying value of $19,461,000 at December 31, 1996. At December 31, 1996, $3,000,000 was borrowed under this credit facility at an average effective interest rate of 8.25%. The loan was repaid and agreement canceled in March 1997, as a result of the resecuritization of the non-agency MBS bonds.

The Company also has a $1,000,000 unsecured line of credit with a bank through July 31, 1998. Advances under this line bear interest at the prime rate. At December 31, 1997 and 1996, no advances were outstanding on this line of credit.

The Company expects to meet its long-term liquidity requirements through long-term, secured borrowings, the issuance of OP Units and equity securities and cash generated by operations.

                              YEAR 2000 COMPLIANCE

The Company utilizes numerous accounting and reporting software packages and computer hardware to conduct its business, the majority of which already comply with year 2000 requirements. Management believes that the cost of modification or replacement of non-compliant accounting and reporting software and hardware will not be material to the Company's financial position or results of operations.

Item 8.  Financial Statements and Supplementary Data.

The independent auditor's reports, consolidated financial statements and schedules listed in the accompanying index are filed as part of this report and incorporated herein by reference. See "Index to Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the caption "Board of Directors and Officers" in the Proxy Statement in connection with the Company's 1998 Annual Meeting of Stockholders which is to be filed by the Company after the date this Report on Form 10-K is filed (the "Proxy Statement") is hereby incorporated herein by reference.

Executive Officers of the Registrant

The Executive Officers of the Company as of February 28, 1998 are:

         Name     Age                  Position with the Company
--------------------------------------------------------------------------------
Terry Considine    50   Co-Chairman of the Board of Directors and Co-Chief
                           Executive Officer
Thomas L. Rhodes   58   Co-Chairman of the Board of Directors and Co-Chief
                           Executive Officer
Bruce E. Moore     55   President and Chief Operating Officer
David M. Becker    38   Chief Financial Officer

Terry Considine has been Co-Chairman of the Board of Directors and Co-Chief Executive Officer of the Company and CAX since September 1996. He is the sole owner of Considine Investment Co. and has also been the Chairman of the Board of Directors and Chief Executive Officer of Apartment Investment and Management Company ("AIMCO"), one of the largest apartment REITs in the United States since July 1994. Mr. Considine has been and remains involved as a principal in a variety of real estate activities, including the acquisition, renovation, development and disposition of properties. Mr. Considine has also controlled entities engaged in other businesses such as television broadcasting, gasoline distribution and environmental laboratories. Mr. Considine received a B.A. from Harvard College and a J.D. from Harvard Law School and is admitted as a member of the Massachusetts Bar.

Mr. Considine has had substantial real estate experience. From 1975 through July 1994, partnerships or other entities in which Mr. Considine had controlling interests invested in approximately 35 multifamily apartment properties and commercial real estate properties. Six of these real estate assets (four of which were multifamily apartment properties and two of which were office properties) did not generate sufficient cash flow to service their related indebtedness and were foreclosed upon by their lenders, causing pre-tax losses of approximately $11.9 million to investors and losses of approximately $2.7 million to Mr. Considine.

Thomas L. Rhodes has been Co-Chairman of the Board of Directors and Co-Chief Executive Officer of the Company and CAX since September 1996. Mr. Rhodes has also been a Director of AIMCO since July 1994. Mr. Rhodes has served as the President and a Director of National Review magazine since 1992. From 1976 to 1992, he held various positions at Goldman, Sachs & Co. and was elected a General Partner in 1986. He currently serves as a Director of Delphi Financial Group, Inc. and its subsidiaries, Delphi International, Ltd., Oracle Reinsurance and The Lynde and Harry Bradley Foundation. Mr. Rhodes is Chairman of the Empire Foundation for Policy Research, a Trustee of The Heritage Foundation and a Trustee of The Manhattan Institute.

Bruce E. Moore was appointed as President and Chief Operations Officer in February 1998. Mr. Moore is the founder and was the Chief Executive Officer of Brandywine Financial Services Corporation, a private real estate firm specializing in various aspects of the real estate industry including asset management, consulting, development, property management, brokerage and capital formation. He is a certified public accountant, holds a Masters in Accounting and a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania. Mr. Moore is a director and past president of the Media Youth Center, and a past advisory-board member for the Department of Recreation and Intercollegiate Athletics for the University of Pennsylvania. In addition, Moore is a member of the National Association of Real Estate Investment Trusts and the International Council of Shopping Centers.

David M. Becker has functioned as the Company's Chief Financial Officer since December 1997 and was appointed to such position in February 1998. From September 1995 until joining the Company, he was both the Chief Financial Officer of Westfield Development Company, Inc. and Vice President-Finance of The Frederick Ross Co., related companies involved in commercial real estate development, brokerage and management. Prior to September 1995, he held various executive positions with CONCORD Services, Inc., a privately-held company involved in multiple businesses including trading, manufacturing and finance. CONCORD Services, Inc. declared bankruptcy in February 1995. In addition, Mr. Becker was Chief Financial Officer and General Counsel of Ramtron International Corporation, a publicly-held semiconductor manufacturer, from October 1989 until July 1994. Mr. Becker is an attorney and certified public accountant. He received a B.A. from the University of Northern Iowa and a J.D.
from the University of Denver.

There are no family relationships between any of the executive officers, directors or persons nominated or chosen by the Company to become a director or executive officer and there are no arrangements or understandings pursuant to which any of them were selected as directors or officers. None of the directors persons nominated to become directors or executive officers of the Company have been involved in any legal proceedings during the past five years that are material to an evaluation of the ability or integrity of such persons.

Item 11.  Executive Compensation.

The information set forth under the captions "Summary Compensation Table", "Options/SAR Grants in Last Fiscal Year" and "Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Options/SAR Values" in the Proxy Statement is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions.

The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is hereby incorporated by reference.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report.

(a)(2) The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report. All other schedules are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the financial statements, or in notes thereto.

(a)(3)   The Exhibit Index is included on page 23 of this report.

(b)      Reports on Form 8-K for the quarter ended December 31, 1997:

            Current Report on Form 8-K, dated October 22, 1997

            Current Report on Form 8-K, dated October 30, 1997

                          INDEX TO FINANCIAL STATEMENTS


ASSET INVESTORS CORPORATION                                                 Page

Financial Statements:

         Report of Independent Auditors...................................   F-2
         Consolidated Balance Sheets as of December 31, 1997 and 1996.....   F-3
         Consolidated  Statements of Income for the years ended
             December 31, 1997,  1996 and
             1995.........................................................   F-4
         Consolidated  Statements of  Stockholders'  Equity for the
             years ended  December 31,
             1997, 1996 and 1995..........................................   F-5
         Consolidated  Statements of Cash Flows for the years ended
             December 31, 1997,  1996
             and 1995.....................................................   F-6
         Notes to Consolidated Financial Statements.......................   F-7

Financial Statement Schedule:

         Schedule III -- Real Estate and Accumulated Depreciation.........  F-20



COMMERCIAL ASSETS, INC. (a significant unconsolidated subsidiary of the Company)

Financial Statements:

         Report of Independent Auditors...................................  F-21
         Consolidated Balance Sheets as of December 31, 1997 and 1996.....  F-22
         Consolidated Statements of Income for the years ended
             December 31, 1997, 1996 and 1995.............................  F-23
         Consolidated Statements of Stockholders' Equity for the
             years ended December 31, 1997, 1996 and 1995.................  F-24
         Consolidated Statements of Cash Flows for the
             years ended December 31, 1997, 1996 and 1995.................  F-25
         Notes to Consolidated Financial Statements.......................  F-26

Financial Statement Schedule:

         All schedules are omitted since they are not applicable, not required or the information required to be set forth therein is included in the financial statements or in the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Asset Investors Corporation
Denver, Colorado


         We have audited the accompanying consolidated balance sheets of Asset Investors Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the consolidated financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asset Investors Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.







                                                               ERNST & YOUNG LLP

Denver, Colorado
February 6, 1998





                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                             December 31,
                                                                                     1997                  1996
                                                                                     ----                  ----

ASSETS
Real estate, net of accumulated depreciation of $693                               $   40,726            $       --
Investments in and notes receivable from real estate joint ventures                    25,415                    --
Cash and cash equivalents                                                              21,802                   417
Investment in CAX                                                                      20,866                19,361
Non-agency MBS bonds                                                                       --                68,079
Other assets, net                                                                      10,352                 2,487
                                                                                   ----------            ----------
       Total Assets                                                                $  119,161            $   90,344
                                                                                   ==========            ==========

LIABILITIES
Secured notes payable                                                              $   10,677            $       --
Unsecured short-term financing                                                             --                 3,000
Accounts payable and accrued liabilities                                                2,607                   979
                                                                                   ----------            ----------
                                                                                       13,284                 3,979
                                                                                   ----------            ----------

MINORITY INTEREST IN OPERATING PARTNERSHIP                                             22,362                    --

STOCKHOLDERS' EQUITY
Common Stock,  par value  $.01 per share,  50,000  shares  authorized  5,108 and
   24,840 shares issued and outstanding, respectively                                      51                   248
Additional paid-in capital                                                            231,221               228,753
Dividends in excess of accumulated earnings                                          (147,757)             (147,729)
Unrealized holding gains on investments                                                    --                 5,093
                                                                                   ----------            ----------
                                                                                       83,515                86,365
                                                                                   ----------            ----------
       Total Liabilities and Stockholders' Equity                                  $  119,161            $   90,344
                                                                                   ==========            ==========





                 See Notes to Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                                 Year Ended December 31,
                                                                                 -----------------------
                                                                        1997             1996             1995
                                                                        ----             ----             ----
   RENTAL PROPERTY OPERATIONS
   Rental and other property revenues                                $   3,104        $      --        $      --
   Equity in earnings of real estate joint ventures                        466               --               --
   Property operating expenses                                          (1,311)              --               --
   Owned property management expenses                                      (87)              --               --
                                                                     ---------        ---------        ---------
   Income from property operations before depreciation                   2,172               --               --
   Depreciation                                                           (693)              --               --
                                                                     ---------        ---------        ---------
   Income from rental property operations                                1,479               --               --
                                                                     ---------        ---------        ---------

   SERVICE OPERATIONS
   Property management fees and other income                               128               --               --
   Property management costs and other expenses                            (59)              --               --
   Amortization of management contracts                                   (744)              --               --
                                                                     ---------        ---------        ---------
   Loss from service operations                                           (675)              --               --
                                                                     ---------        ---------        ---------

   OTHER ACTIVITIES
   Non-agency MBS bonds revenues                                         2,966           11,513            8,499
   Equity in earnings of CAX                                             3,663            1,875            1,742
   Management fees to former manager                                      (570)          (1,793)            (980)
   Earnings from liquidating operations                                     --               --            6,507
                                                                     ---------        ---------        ---------
   Income from other activities                                          6,059           11,595           15,768
                                                                     ---------        ---------        ---------

   General and administrative expenses                                  (1,042)          (1,145)          (1,895)
   Interest and other income                                             1,808              136              630
   Interest expense                                                       (368)             (88)             (63)
   Costs incurred to acquire management contract                        (6,553)              --               --
   Elimination of DERs                                                      --             (825)              --
                                                                     ---------        ----------       ---------

   INCOME BEFORE GAIN ON RESTRUCTURING OF BONDS AND MINORITY
     INTEREST                                                              708            9,673           14,440
   Gain on restructuring of bonds                                        6,484               --               --
                                                                     ---------        ---------        ---------

   INCOME BEFORE MINORITY INTEREST                                       7,192            9,673           14,440
   Minority interest in Operating Partnership                               62               --               --
                                                                     ---------        ---------        ---------

   NET INCOME                                                        $   7,254        $   9,673        $  14,440
                                                                     =========        =========        =========

   BASIC EARNINGS PER SHARE                                          $    1.44         $   1.97         $   2.97
                                                                     =========         ========         ========
   DILUTED EARNINGS PER SHARE                                        $    1.43         $   1.95         $   2.96
                                                                     =========         ========         ========

   DIVIDENDS DECLARED PER SHARE                                      $    1.45         $   1.85         $   1.70
                                                                     =========         ========         ========

   Weighted-Average Common Shares Outstanding                            5,022            4,919            4,856
   Weighted-Average Common Shares And Common Share Equivalents
     Outstanding                                                         5,061            4,966            4,883


                 See Notes to Consolidated Financial Statements.



                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (In thousands)

                                                                                         Dividends In    Unrealized
                                                                           Additional     Excess of     Holding Gains      Total
                                                      Common Stock          Paid-In      Accumulated     (Losses) on   Stockholders'
                                                   Shares      Amount       Capital        Earnings      Investments       Equity
                                                   ------      ------       -------        --------      -----------       ------

BALANCES - DECEMBER 31, 1994                        24,212     $ 242      $  227,182     $  (154,459)     $    --         $ 72,965
   Issuance of Common Stock                            144         2             364              --           --              366
   Net income                                           --        --              --          14,440           --           14,440
   Dividends                                            --        --              --          (8,255)          --           (8,255)
   Unrealized depreciation of CMBS bonds net of
     appreciation of non-agency MBS bonds               --        --              --              --         (757)            (757)
                                                    ------     -----      ----------     -----------      -------         --------
BALANCES - DECEMBER 31, 1995                        24,356       244         227,546        (148,274)        (757)          78,759
   Issuance of Common Stock                            484         4           1,207              --           --            1,211
   Net income                                           --        --              --           9,673           --            9,673
   Dividends                                            --        --              --          (9,128)          --           (9,128)
   Unrealized appreciation of CMBS bonds and
     non-agency MBS bonds                               --        --              --              --        5,850            5,850
                                                    ------     -----      ----------     -----------      -------         --------
BALANCES - DECEMBER 31, 1996                        24,840       248         228,753        (147,729)       5,093           86,365
   Issuance of Common Stock                            459         5           2,266              --           --            2,271
   Net income                                           --        --              --           7,254           --            7,254
   Dividends                                            --        --              --          (7,282)          --           (7,282)
   One-for-five reverse stock split                (20,191)     (202)            202              --           --               --
   Reversal of unrealized holding gains upon
     restructuring of bonds                             --        --              --              --       (5,093)          (5,093)
                                                    ------     -----      ----------     -----------      -------         --------
BALANCES - DECEMBER 31, 1997                         5,108     $  51      $  231,221     $  (147,757)     $    --         $ 83,515
                                                    ======     =====      ==========     ===========      =======         ========



                See Notes to Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                        1997             1996             1995
                                                                        ----             ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                         $   7,254        $   9,673       $  14,440
   Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and amortization                                        1,437               --              --
     Minority interest in Operating Partnership                             (62)              --              --
     Amortization of non-agency MBS bonds and CMO Ownership
       Interests                                                            469            2,998           2,254
     Equity in earnings of CAX                                           (3,663)          (1,875)         (1,742)
     Equity in earnings of real estate joint ventures                      (466)              --              --
     Elimination of DERs                                                     --              825              --
     Costs incurred to acquire management contract                        6,105               --              --
     (Increase) decrease in other assets                                   (647)            (148)           (138)
     Increase (decrease) in accounts payable and accrued
        liabilities                                                         (12)             197          (1,022)
     Gain on restructuring of assets                                     (6,484)              --          (5,369)
                                                                        -------          -------       ---------
       Net cash provided by operating activities                          3,931           11,670           8,423
                                                                        -------          -------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of real estate                                              (31,502)              --              --
   Investments in and advances to real estate joint ventures            (14,842)              --              --
   Improvements of real estate                                              (55)              --              --
   Acquisition of non-agency MBS bonds                                       --          (15,893)        (23,965)
   Principal collections and indemnifications on non-agency MBS
     bonds and CMO Ownership Interests                                      547            3,151           4,910
   Dividends from CAX                                                     3,065            1,988           2,430
   Distributions from real estate joint ventures                            459               --              --
   Proceeds from the restructuring of assets                             69,807               --          25,038
   Release of restricted cash                                                --               --          15,862
                                                                      ---------        ---------       ---------
     Net cash provided by (used in) investing activities                 27,479          (10,754)         24,275
                                                                      ---------        ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of Common Stock dividends                                     (7,282)          (9,128)        (8,981)
   Payment of distributions to minority interest in Operating
     Partnership                                                           (467)              --             --
   Increase (decrease) in unsecured short-term financings                (3,000)           3,000         (2,758)
   Principal repayments on secured notes payable                           (196)              --        (30,592)
   Proceeds from the issuance of Common Stock                               920              301             --
                                                                     ----------       ----------      ---------
     Net cash used in financing activities                              (10,025)          (5,827)       (42,331)
                                                                     ----------       ----------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     21,385           (4,911)        (9,633)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              417            5,328         14,961
                                                                     ----------       ----------      ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                             $   21,802       $      417      $   5,328
                                                                     ==========       ==========      =========


                 See Notes to Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       The Company

Asset Investors Corporation (the "Company") is a Maryland corporation that owns and operates manufactured home communities and has elected to be taxed as a real estate investment trust ("REIT"). The Company's Common Stock, par value $.01 per share, is listed on the New York Stock Exchange under the symbol "AIC." In May 1997, the Company contributed its net assets to Asset Investors Operating Partnership, L.P. (the "Operating Partnership") in exchange for the sole general partner interest in the Operating Partnership. The Operating Partnership also owns the non-voting stock of AIC Manufactured Housing Corp. ("AICMHC") and approximately 27% of the Common Stock of Commercial Assets, Inc. ("CAX"). AICMHC owns interests in manufactured home community management contracts. CAX is a publicly-traded REIT (American Stock Exchange, Inc.: CAX) formed by the Company in August 1993.

Prior to 1997, the Company owned debt interests in residential mortgage loan securitizations collateralized by pools of non-conforming (non-agency guaranteed) single-family mortgage loans ("non-agency MBS bonds"). In February 1997, the Company adopted a multi-step plan to restructure the Company's asset base and redeploy its assets in an attempt to both reduce risks associated with the Company's non-agency MBS bonds and maximize long-term, risk-adjusted returns to stockholders. In March 1997, under the first step of such plan, the Company contributed its portfolio of non-agency MBS bonds into an owner trust in a structured transaction in which the Company received $67,671,000 cash proceeds and retained a small equity interest.

During the remainder of 1997, the Company used $46,344,000 of the proceeds from the structured transaction to acquire interests in 18 manufactured home communities and a recreational vehicle park with approximately 2,800 developed homesites, 400 recreational vehicle sites, 800 sites ready for homes and 1,800 sites available for future development. The Company plans to invest its remaining cash in additional manufactured home communities and related assets. This is intended to reduce the Company's return on assets from 1996 levels, shift its strategic emphasis to the ownership and management of income producing real estate with the potential of achieving capital appreciation, and also reduce the risk borne by the Company in its portfolio.

In November 1997, the Company's stockholders approved the acquisition of the assets and operations of Financial Asset Management LLC (the "Manager"), which allowed the Company to become a fully integrated, self-managed and self-administered REIT. The $11,692,000 purchase price was paid by issuing 676,700 limited partnership units of the Operating Partnership ("OP Units") plus up to 240,000 additional OP Units if certain performance goals, including investment and share price targets, are achieved by the Company within a specified time period. The Company's stockholders also approved a one-for-five reverse stock split of its Common Stock. All per share amounts in the accompanying consolidated financial statements have been adjusted for the effect of such reverse stock split.

B.       Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership and all controlled subsidiaries. The minority interest in the Operating Partnership represents the OP Units which are convertible, at the option of the holder. When a holder elects to convert OP Units, the Company determines whether such OP Units will be converted into cash or shares of Common Stock. The holders of OP Units receive the same amount per OP Unit in distributions as the holders of Common Stock at the time of dividend distributions. As of December 31, 1997, 1,300,600 OP Units were outstanding. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in CAX is recorded under the equity method.

Rental Properties and Depreciation

Rental properties are recorded at cost less accumulated depreciation. Depreciation is computed using the straight line method over an estimated useful life of 25 years for land improvements and buildings and five years for furniture and other equipment. Significant renovations and improvements, which improve and/or extend the useful life of the asset, are capitalized and depreciated over the remaining estimated life. Maintenance, repairs and minor improvements are expensed as incurred.

When conditions exist which indicate that the carrying amount of a property may be impaired, the Company will evaluate the recoverability of its net investment in the property by assessing current and future levels of income and cash flows. As of December 31, 1997, there has been no impairment of the Company's investment in rental properties.

Amortization

Included in other assets is the cost related to the acquisition of management contracts, which is being amortized over a period of three years.

Revenue Recognition

The Company derives its income from the rental of homesites. The leases entered into by residents for the rental of the site are generally for terms not longer than one year and the rental revenues associated with the leases are recognized when earned and due from residents. Property management income for services provided to communities not owned by the Company are also recognized when earned.

Non-agency MBS Bonds

The Company's non-agency MBS bonds were acquired at a significant discount to par value. The amortized cost of the non-agency MBS bonds was equal to the outstanding principal amount net of unamortized discount and allowances for credit losses. Earnings from non-agency MBS bonds were recognized based upon the relationship of cash flows received during the period and estimates of future cash flows to be received over the life of the bonds. The Company classified its non-agency MBS bonds as available-for-sale, carried at fair value in the financial statements. Unrealized holding gains on available-for-sale securities are excluded from earnings and reported as a net amount in stockholders' equity until realized.

Income Taxes

The Company has elected to be taxed as a REIT as defined under the Internal Revenue Code of 1986, as amended (the "Code"). In order for the Company to qualify as a REIT, at least 95% of the Company's gross income in any year must be derived from qualifying sources. The activities of AICMHC as well as AIC RV Management Corporation are not qualifying sources.

As a REIT, the Company generally will not be subject to Federal income taxes at the corporate level if it distributes at least 95% of its REIT taxable income to its stockholders. REITs are also subject to a number of other organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate rates on its taxable income (including any applicable alternative minimum tax). Even if the Company qualifies as a REIT, it may be subject to certain state and local income taxes and to Federal income and excise taxes on its undistributed income.

For income tax purposes, distributions paid to stockholders consist of ordinary income, capital gains, return of capital or a combination thereof. Earnings and profits which determine the taxability of dividends to stockholders differ from net income reported for financial reporting purposes due to: (i) the method of accounting for the retained equity interest from the resecuritization of the non-agency MBS bonds; (ii) differences in methods and estimated lives for the calculation of depreciation on rental properties and amortization of goodwill on management contracts; (iii) gains on the sales of assets recorded for book income purposes that were treated as financings for REIT taxable income purposes or that resulted in either capital losses or capital gains that are reduced to zero by the Company's capital loss carryover; and (iv) recognition of income from CAX, which for REIT income purposes is based upon dividends received and which for financial reporting purposes is based on the Company's pro rata share of CAX's book income.

At December 31, 1997, the Company's net operating loss ("NOL") carryover was approximately $95,000,000 and its capital loss carryover was approximately $35,000,000. The NOL carryover may be used to offset all or a portion of the Company's REIT income, and as a result, to reduce the amount of income that the Company must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire between 1998 and 2000.

In November 1997, the Company incorrectly documented a transaction. The effect of which is that the Company was not in compliance with the requirements necessary to maintain its status as a REIT. The Company has submitted a request to the Internal Revenue Service to confirm or restore its status as a REIT. Due to the Company's NOL carryover, its failure to maintain its status as a REIT is immaterial to its financial position as of December 31, 1997, and its statement of operations for the year then ended.

Statements of Operations

In 1995, the Company completed liquidation of a class of assets referred to as CMO Ownership Interests. Accordingly, the Company classified as liquidating operations its revenues from CMO Ownership Interests along with expenses directly allocable to the CMO Ownership Interests, including interest expense on borrowings collateralized by CMO Ownership Interests.

Earnings Per Share

In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic earnings per share for 1997, 1996 and 1995 are based upon the weighted-average number of shares of Common Stock outstanding during each such year. Diluted earnings per share reflect the effect of any dilutive, unexercised stock options in each such year. In November 1997, the Company's stockholders approved a one-for-five reverse split of the Company's Common Stock. Accordingly, all historical weighted-average share and per share amounts have been restated to reflect the reverse stock split.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments with an initial maturity of three months or less are considered to be cash and cash equivalents. The Company made interest payments of $349,000, $72,000 and $903,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Non-cash investing and financing activities for 1997, 1996 and 1995 were as follows (in thousands):


                                                                         1997              1996             1995
                                                                       --------          -------          ------

Unrealized holding gains and losses on debt securities                 $  5,093         $  5,850         $   (757)
Distributions of Common Stock                                               101               87              366
Distributions of Common Stock as consideration for the
  elimination of DERs                                                        --              825               --
Consideration for the acquisition of real estate and joint
  ventures:
     Issuance of Common Stock                                             1,250               --               --
     Issuance of OP Units                                                10,922               --               --
     Assumption of secured notes payable                                 10,873               --               --
Issuance of OP Units as consideration for the acquisition of the
  Manager                                                                11,692               --               --

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the 1996 and 1995 consolidated financial statements to conform to the classifications used in the current year. Such reclassifications have no effect on the operations as originally presented.

Accounting Standards Not Yet Adopted by the Company

The Financial Accounting Standards Board ("FASB") has issued several new pronouncements that are not yet adopted by the Company.

In June 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income," to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard, which will be effective for the Company for the year ending December 31, 1998, is not currently anticipated to have a significant impact on the Company's consolidated financial statements based on the current financial structure and operations of the Company.

In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," to establish standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard, which will be effective for the Company for the year ending December 31, 1998, will require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments and is currently not anticipated to result in significantly more detailed information in the notes to the Company's consolidated financial statements than is currently required and provided.

C.       Acquisitions of Manufactured Home Communities

During 1997, the Company acquired interests in 18 manufactured home communities and one recreational vehicle park with approximately 2,800 developed sites, 400 recreational vehicle sites, 800 sites ready for homes, and 1,800 sites available for future development. Total consideration paid for the communities and related manufactured home community management contracts including advances to real estate joint ventures was $69,389,000, consisting of $46,344,000 of cash, $10,922,000 of OP Units, $10,873,000 of assumed debt, and $1,250,000 of Common
Stock. Fourteen of the acquired manufactured home communities are located in Florida; the remaining four communities are located in Arizona. The recreational vehicle park is located in California.

The acquisitions of interests in manufactured home communities and management contracts have been accounted for as purchases, and the results of operations of such manufactured home communities and management contracts have been included in the Company's results of operations since the date of acquisition. The following unaudited pro-forma information has been prepared assuming the resecuritization of the non-agency MBS bonds, the acquisition of the manufactured home communities and management contracts, the acquisition of the Manager and CAX's restructuring of its CMBS bonds had been completed at the beginning of the periods presented. The unaudited pro-forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the restructurings and the acquisitions had been completed as of those dates. In addition, the pro-forma information is not intended to be a projection of future results. The unaudited, pro-forma results of operations for the years ended December 31, 1997 and 1996 are as follows (in thousands, except per share data):


                                                                                     1997                  1996
                                                                                  ----------            ----------
Revenues                                                                          $   13,651            $   13,243
                                                                                  ==========            ==========

Loss before gain on restructuring of bonds and minority interest                  $   (3,449)           $   (4,786)
Gain on restructuring of bonds                                                         8,855                 7,359
Minority interest in Operating Partnership                                              (985)                 (338)
                                                                                  ----------            ----------
Net income                                                                        $    4,421            $    2,235
                                                                                  ==========            ==========

Net income per share                                                              $      .88            $      .45
                                                                                  ==========            ==========

The Company is actively seeking to acquire additional communities and currently is engaged in negotiations relating to the possible acquisition of a number of communities. At any time, these negotiations are at various stages of completion, which may include outstanding contracts to acquire certain manufactured home communities, subject to satisfactory completion of the Company's due diligence review.

D.       Real Estate

Real estate at December 31, 1997, is as follows (in thousands):

Land                                                                 $    5,286
Land improvements and buildings                                          35,689
Furniture and other equipment                                               444
                                                                     ----------
                                                                         41,419
Less accumulated depreciation                                              (693)
                                                                     ----------
Investment in real estate, net                                       $   40,726
                                                                     ==========

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities. In connection with the acquisition of two manufactured home communities, the Company assumed the obligations under existing ground leases. Accordingly, no portion of the purchase price of these communities was allocated to land.

E.       Investments in and Notes Receivable from Real Estate Joint Ventures

As of December 31, 1997, the Company had a net investment of $9,543,000 in four contiguous manufactured home communities with 760 developed homesites and 53 homesites available for future development in the Phoenix, Arizona metropolitan area. The investment consists of a first mortgage loan bearing interest at 10% per annum, due in April 2001 and a second mortgage loan convertible into a 50% ownership interest in the properties. At December 31, 1997, the Company has withheld $425,000 of the second mortgage loan for future property improvements. The second mortgage loan accrues interest at 15% per annum and pays interest at 9% per annum, increasing 1% each year to a maximum of 12% per annum. The Company receives additional interest of 3% of gross revenues, increasing to 11% of gross revenues in the event of a refinancing of the properties, and 50% of net proceeds from a sale or refinancing of the properties. The Company also has the right to purchase the properties at fair value in ten years, or earlier, based on certain events. Due to the conversion features, participation in gross revenues, and the right to acquire the properties, the mortgage loans are accounted for as an equity investment in real estate. During 1997, the Company had equity in earnings of these four manufactured home communities of $297,000.

As of December 31, 1997, the Company had investments in and notes receivable of $15,872,000 from joint ventures in which the Company owned a 50% joint venture interest. These notes accrue interest at 10% payable based upon the cash flow of the ventures. During 1997, a portion of these notes were accounted for as an equity investment in real estate and during 1997, the Company recognized earnings from these notes of $169,000. Effective January 1, 1998, the Company consolidated the various notes and sold its interest in the various ventures to the other partner in such ventures.

F.       Non-agency MBS Bonds

In March 1997, the Company resecuritized its portfolio of non-agency MBS bonds by contributing them to a trust in which it retained the equity interest. In a private placement, the trust sold $199,894,000 principal amount of debt securities representing senior interests in the trust's assets. The debt securities are without recourse to the Company. The Company realized net proceeds of $67,671,000 and recorded a net gain of $5,287,000 from the sale. The Company's retained equity interest in the trust represents the first-loss class of the portfolio, providing credit support for the senior debt securities. The future cash flow from the retained equity interest is not determinable and, accordingly, no carrying value has been assigned to it. In 1997, the Company recognized $2,000,000 of interest income, net of discount amortization, prior to the resecuritization. The Company also recorded revenues of $966,000 from the retained equity interest during 1997.

The outstanding principal balance of the 214 non-agency MBS bonds owned by the Company at December 31, 1996 was $224,579,000, less total unamortized discounts and allowance for credit losses of $162,500,000, resulting in a net amortized cost of $62,079,000. The portfolio was classified as available-for-sale and included $6,000,000 of unrealized holding gains at December 31, 1996.

G.       Investment in CAX

On December 31, 1997 and 1996, the Company owned 2,761,126 shares (approximately 27%) of the Common Stock of CAX, a REIT which held ownership interests in commercial mortgage loan securitizations of multi-family real estate ("CMBS bonds"). In November 1997, CAX sold or resecuritized its entire portfolio of CMBS bonds for $77,693,000 of cash and an equity interest in an owner trust arising from a resecuritization transaction, which resulted in a net gain of $5,786,000. Presented below is the summarized financial information of CAX as reported by CAX (in thousands):








Balance Sheets                                                                                December 31,
                                                                                         ----------------------
                                                                                      1997                    1996
                                                                                    ---------               ------
Cash and cash equivalents                                                           $  74,153               $   8,277
CMBS bonds                                                                              1,981                  61,460
Other assets                                                                            2,014                   2,669
                                                                                    ---------               ---------
Total assets                                                                           78,148                  72,406
Total liabilities                                                                         443                     487
                                                                                    ---------               ---------
Stockholders' equity                                                                $  77,705               $  71,919
                                                                                    =========               =========








Statements of Income                                                                Year Ended December 31,
                                                                          -----------------------------------------
                                                                            1997             1996              1995
                                                                          -------          -------           ------
CMBS bonds                                                               $   9,172         $ 9,838           $ 8,980
Interest                                                                       945             319               189
                                                                         ---------         -------           -------
   Total revenues                                                           10,117          10,157             9,169
                                                                         ---------         -------           -------

Management fees                                                              1,678           1,425             1,151
General and administrative                                                     519             805             1,393
Elimination of dividend equivalent rights                                       --             966                --
Interest                                                                        --               2               249
                                                                         ---------         -------           -------
   Total expenses                                                            2,197           3,198             2,793
                                                                         ---------         -------           -------
Gain on restructuring of bonds                                               5,786              --                --
                                                                         ---------         -------           -------
Net income                                                               $  13,706         $ 6,959           $ 6,376
                                                                         =========         =======           =======

CAX reported $3,389,000 of unrealized holding losses on its CMBS bonds as of December 31, 1996. The Company's $907,000 share of these unrealized holding losses was recorded as a reduction in the carrying value of its investment in CAX and as a component of stockholders' equity as of December 31, 1996.

H.       Liquidating Operations

The Company, as of December 31, 1995, had substantially liquidated its investment in CMO Ownership Interests. The earnings from liquidating operations for 1995 are as follows:


Revenues
    CMO Ownership Interests                                            $  1,734
    Interest income                                                         225
    Net gain on sale of CMO Ownership Interests                           5,369
                                                                       --------
       Total revenues                                                     7,328
Expenses                                                               --------
    Management fees                                                         234
    General and administrative                                               23
    Interest                                                                564
                                                                       --------
       Total expenses                                                       821
                                                                       --------
Earnings from liquidating operations                                   $  6,507
                                                                       ========

I.       Secured Notes Payable and Unsecured Short-Term Financing

Secured notes payable at December 31, 1997 consist of $4,805,000 of notes payable, which bear interest at 8.25%, and $5,872,000 of notes payable, which bear interest at 7.5%. All of the notes mature in October 2000. The notes are secured by four manufactured home communities, which have a net carrying value of $23,517,000 at December 31, 1997. The scheduled payments of principal on the secured notes payable subsequent to December 31, 1997 are as follows: 1998 - $437,000, 1999 - $487,000, and 2000 - $9,753,000. The secured notes payable require escrow payments for the payment of property taxes. At December 31, 1997, $34,000 was held in escrow.

The Company has a $1,000,000 unsecured line of credit with a bank through July 31, 1998. Advances under this line bear interest at prime. At December 31, 1997 and 1996, no advances were outstanding.

In 1996, the Company had a $10,000,000 revolving credit and term loan agreement with a bank. The loan was collateralized by certain of the Company's non-agency MBS bonds with a net carrying value of $19,461,000 at December 31, 1996. At December 31, 1996, $3,000,000 was borrowed under this credit facility at an average effective interest rate of 8.25%. The loan was repaid and canceled in March 1997 as a result of the resecuritization of the non-agency MBS bonds. One of the Company's directors is a member of the Board of Directors of the parent holding company of the bank.

J.        Commitments and Contingencies

In connection with the acquisition of a manufactured home community, the Company entered into an earn-out agreement with respect to unoccupied homesites. The Company pays a $17,000 fee for each newly occupied homesite, and the recipient may elect to receive such fee in the form of cash or 946 OP Units. Any fees paid will be capitalized as part of the cost of the acquired community.

K.       Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each type of financial instrument. The estimates of fair value have been determined by the Company using available market information and valuation methodologies. Considerable judgment was required to interpret the market information and develop the estimates of fair value.

       Cash and cash equivalents, accounts payable and accrued liabilities, and unsecured, short-term financing - the carrying amounts approximate fair value because of the short maturity of these instruments.

       Non-agency MBS bonds - there is no exchange or other active market from which to obtain a quoted market price for these financial instruments. At December 31, 1996, the estimated fair value of the non-agency MBS bonds was based upon the anticipated proceeds, net of transaction costs, from the resecuritization of the portfolio that occurred in March 1997.

       Investment in CAX - the fair value was determined based upon the closing price of CAX Common Stock on the American Stock Exchange, Inc. as of the end of each year.

       Secured notes payable - based upon borrowing rates currently available to the Company, the carrying value of mortgage notes payable approximates their fair value.

The amortized cost and fair values of the Company's non-agency MBS bonds and investment in CAX at December 31, 1997 and 1996, are as follows (in thousands):


                                                        December 31, 1997                  December 31, 1996
                                              --------------------------------    ------------------------------
                                                  Amortized                          Amortized
                                                    Cost           Fair Value          Cost           Fair Value
                                                    ----           ----------          ----           ----------

Non-agency MBS bonds                              $     --          $     --          $ 62,079         $ 68,079
                                                  ========          ========          ========         ========

Investment in CAX                                 $ 20,866          $ 18,465          $ 19,361         $ 18,638
                                                  ========          ========          ========         ========

L.       Common Stock and Dividends

In November 1997, the Company's stockholders approved a one-for-five reverse split of the Company's Common Stock. The par value per share and number of authorized shares were not changed as a result of the reverse stock split. In connection with the split, $202,000 was transferred from Common Stock to additional paid-in capital. All outstanding OP Units and options were also adjusted to reflect the one-for-five reverse stock split.

During 1997, 1996 and 1995, the Company declared dividends totaling $7,282,000, $9,128,000 and $8,255,000, respectively. In addition, holders of OP Units received distributions totaling $467,000 from the Operating Partnership during 1997.

The Company's Certificate of Incorporation permits the Board of Directors to issue additional classes of stock without further stockholder approval. As of December 31, 1997, the Company has not issued any classes of stock other than Common Stock.

During 1997 and 1995, 75% and 20%, respectively, of the dividends distributed constituted return of capital distributions. There were no return of capital distributions in 1996.

M.       Stock Option Plan

The Company has a Stock Option and Incentive Compensation Plan, as amended (the "Stock Option Plan") for the issuance of non-qualified stock options and shares of Common Stock to its directors and officers. As of January 1, 1998 and 1997, the Stock Option Plan permitted the issuance of up to an aggregate of 218,000 and 247,000 shares of Common Stock, respectively, of which 152,000 and 207,000, respectively, related to outstanding stock options. The exercise price for stock options may not be less than 100% of the fair market value of the shares of Common Stock at the date of grant. Each of the stock options granted through December 31, 1997, expire five years from the date of grant.

Prior to May 1996, stock options granted under the Stock Option Plan automatically accrued Dividend Equivalent Rights ("DERs") based on: (i) the number of shares underlying the unexercised portion of the option; (ii) dividends declared on the outstanding shares of the Company between the option grant date and the option exercise date; and (iii) the market price of the shares on the dividend record date. DERs were paid in shares of Common Stock (or in other property that constituted the dividend) at the time of each dividend distribution. During 1996 and 1995, the Company incurred $87,000 and $337,000, respectively, of general and administrative expenses from DERs covering 5,000 and 26,000, respectively, of shares of Common Stock which were subject to issuance pursuant to options granted under the Stock Option Plan.

In May 1996, the Company's stockholders approved an amendment to the Stock Option Plan, which permitted the Company to issue shares of Common Stock to the option holders who voluntarily relinquished their right to receive DERs in the future. The issuance of Common Stock in exchange for the right to receive DERs in the future resulted in a one-time, non-cash charge to 1996 earnings of $825,000 and the issuance of 49,000 shares of Common Stock.

Presented below is a summary of the changes in stock options for the three years ended December 31, 1997. As of December 31, 1997, the outstanding options have exercise prices ranging from $5.85 to $18.44 and have a remaining weighted-average life of 2.8 years.




                                                     Weighted
                                                      Average
                                                     Exercise
                                                       Price                    Shares
                                                       -----                    ------
Outstanding-December 31, 1994                       $  22.11                    188,000

     Granted                                           11.87                     33,000
     Expired                                           20.48                    (26,000)
     Forfeited                                          8.41                     (1,000)
                                                    --------                  ---------
Outstanding-December 31, 1995                          19.00                    194,000

     Granted                                           16.32                    126,000
     Exercised                                          7.05                    (43,000)
     Expired                                           39.74                    (70,000)
                                                    --------                  ---------
Outstanding-December 31, 1996                          12.86                    207,000

     Granted                                           18.12                     21,000
     Exercised                                         14.93                    (62,000)
     Forfeited                                         16.67                    (14,000)
                                                    --------                  ---------
Outstanding-December 31, 1997                       $  14.44                    152,000
                                                    ========                  =========

Certain options granted to date vest over a two-year period. As of December 31, 1997, 1996 and 1995, 138,000, 145,000 and 161,000, respectively, of the outstanding options were exercisable.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using an option-pricing model.

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

During 1997, 1996 and 1995, the estimated weighted-average grant-date fair value of options granted was $1.72 per option, $.65 per option and $.85 per option, respectively, and the estimated total fair value of options granted was $35,000, $84,000 and $22,000, respectively. The pro forma net income of the Company reflecting the fair value of options granted was $7,219,000 ($1.44 per share), $9,589,000 ($1.95 per share) and $14,418,000 ($2.97 per share) for 1997, 1996 and 1995, respectively. The Company assumed a life of five years and risk-free interest rate equal to the Five-Year U.S. Treasury rate on the date the options were granted. In addition, the expected stock price volatility and dividends rates were estimated based upon historical experience over the three years ended December 31, 1997.

N.        Savings Plan

In connection with the acquisition of the Manager, the Company assumed a 401(k) defined-contribution employee savings plan, which provides substantially all employees the opportunity to accumulate funds for retirement. The Company may, at its discretion, match a portion of the contributions from participating employees. During 1997, the Company did not match any portion of employee contributions.

O.       Other Matters

In November 1997, the stockholders approved a proposal to acquire the Manager, which allowed the Company to become a self-managed and self-administered REIT. As a result of such acquisition, the Company also now provides management services to CAX through a management agreement (the "CAX Management Agreement") in effect through March 31, 1998. The Manager was acquired from an investment group that includes Terry Considine and Thomas L. Rhodes, the Co-Chairmen and Co-Chief Executive Officers of both the Company and CAX, and Bruce D. Benson, a director of the Company and CAX. This investment group acquired the Manager in September 1996 at a cost of $11,692,000.

Prior to the Manager's acquisition by the Company, the Manager received various fees for the advisory and other services performed in connection with the management agreement between the Company and the Manager (the "AIC Management Agreement"). The Manager provided all personnel and related overhead necessary to conduct the Company's regular business. As a result of the acquisition of the Manager, the AIC Management Agreement was cancelled and the employees of the Manager are now employed by the Company. In 1997, the Company expensed the $6,553,000 portion of the acquisition price allocated to the AIC Management Agreement. Any fees payable by CAX in the future, pursuant to the CAX Management Agreement, will be paid to the Company. Certain officers and directors of the Company also serve as officers, directors or both of CAX.

Through March 31, 1997, the Manager received a "Base Fee," an "Incentive Fee" and an "Administrative Fee," all of which were payable quarterly per the terms of the AIC Management Agreement. The Base Fee was an annual fee equal to 3/8 of 1% of the "average invested assets" of the Company and its subsidiaries for such year. The Incentive Fee was equal to 20% of the amount of the Company's book net income which was in excess of the return on the Company's "average net worth" equal to the "Ten-Year U.S. Treasury rate" plus 1%. The Manager also performed certain bond administration and other related services for the Company pursuant to the AIC Management Agreement and received an Administrative Fee of up to $3,500 per annum per non-agency MBS bond for such services.

In connection with the change in the Company's asset base, the AIC Management Agreement was amended effective April 1, 1997, to: (i) increase the Base Fee from 3/8 of 1% to 1% per annum of "average invested assets;" (ii) provide for an acquisition fee (the "Acquisition Fee") of 1/2 of 1% of the cost of real estate investments acquired; and (iii) change the Incentive Fee to be calculated from Adjusted Funds From Operations ("AFFO") rather than book net income. AFFO is generally equal to the Company's GAAP net income plus depreciation and amortization of rental properties and management contracts less capital replacement reserves. The Administrative Fee was substantially eliminated as a result of the resecuritization of the non-agency MBS bonds.

During 1997, 1996 and 1995, the Company incurred fees under the AIC Management Agreement of $892,000, $1,793,000 and $1,645,000, respectively, including: (i) Base Fees of $272,000, $230,000 and $214,000, respectively; (ii) Incentive Fees of $37,000, $831,000 and $517,000, respectively; (iii) Administrative Fees of $261,000, $732,000 and $914,000, respectively; and (iv) Acquisition Fees of $322,000, $0 and $0, respectively. Acquisition Fees are capitalized as part of the cost of the acquired real estate. The Company also incurred $1,771,000 of Incentive Fees during 1997 from its gains on the restructuring of its bonds and an additional fee of $600,000 in exchange for the Manager agreeing to continue as a loss mitigation advisor on the non-agency MBS bonds.

P.       Selected Quarterly Financial Data (Unaudited)

         Presented below is selected quarterly financial data for the years ended December 31, 1997 and 1996. All data has been adjusted for the Company's one-for-five reverse stock split (in thousands, except per share data).


                                                                  Three Months Ended
                                      ----------------------------------------------------------------------------
1997                                    December 31,       September 30,            June 30,          March 31,
------------------------------------- ------------------ ------------------- ------------------ ------------------
Revenues                                   $    4,431          $   2,868           $   2,320          $   2,516
Gain on restructuring of bonds                  1,197                 --                  --              5,287
Net income (loss)                              (3,249)             1,665               1,674              7,164
Basic earnings per share                         (.65)               .33                 .32               1.44
Diluted earnings per share                       (.65)               .33                 .32               1.43
Dividends per share                              .350               .325                .300               .475
Closing stock prices (1)
   High                                        22-1/2             21-7/8              18-1/8             21-1/4
   Low                                             17             16-7/8              16-1/4             16-1/4
Weighted-average common shares
   outstanding                                  5,057              5,048               5,012              4,968
Weighted-average common shares and
   common shares equivalents
   outstanding                                  5,057              5,093               5,035              5,003

                                                                  Three Months Ended
                                      ----------------------------------------------------------------------------
1996                                    December 31,       September 30,            June 30,          March 31,
------------------------------------- ------------------ ------------------- ------------------ ------------------
Revenues                                   $    3,427          $   3,327           $   3,417          $   3,353
Net income                                      2,609              2,576               2,085              2,403
Basic earnings per share                          .53                .52                 .43                .49
Diluted earnings per share                        .52                .52                 .42                .49
Dividends per share                              .475               .475                .450               .450
Closing stock prices (1)
   High                                            20             18-3/4              18-3/4             16-7/8
   Low                                         17-1/2             16-7/8              15-5/8             13-3/4
Weighted-average common shares
   outstanding                                  4,954              4,948               4,900              4,873
Weighted-average common shares and
   common shares equivalents
   outstanding                                  5,007              4,997               4,952              4,916
------------------------

(1) As reported on the NYSE Composite Tape.




                           ASSET INVESTORS CORPORATION
                                  SCHEDULE III
                    Real Estate and Accumulated Depreciation
                                December 31, 1997
                         (In Thousands Except Site Data)

                                                                                                     December 31, 1997
                                                                                    -----------------------------------------------
                                                                             Cost                                     Total
                                                                           Capital-                                    Cost
                                                             Initial Cost    ized        Total Cost                   Net of
                                                          ---------------- Subsequ- ----------------------  Accumu-  Accumu-
                                                   Number       Buildings    uent         Buildings          lated    lated
                 Date                       Year     of           and         to             and            Depreci- Depreci- Encum-
 Property Name Acquired      Location    Developed Sites Land Improvements Acquis. Land Improvements Total   ation    ation  brances
 -----------------------------------------------------------------------------------------------------------------------------------
Cardinal Court   1997   Largo, FL         1959/1965  138   $ 414  $  1,829  $  --    $414  $ 1,829    $2,243  $ 51  $ 2,192  $    --
Forest View      1997   Homosassa, FL     1987/1997  311     927     1,950     25     927    1,975     2,902    55    2,847       --
Marina Dunes     1997   Marina, CA           1979     65     195     3,572     --     195    3,572     3,767    12    3,755       --
Park Royale      1997   Pinellas Park, FL    1971    309     927     5,221     --     927    5,221     6,148   137    6,011    2,350
Pinewood         1997   St. Petersburg, FL   1976    220     660     4,534     --     660    4,534     5,194    31    5,163    2,772
Pleasant Living  1997   Riverview, FL        1979    243     726     5,079     --     726    5,079     5,805    35    5,770    3,100
Stonebrook       1997   Homosassa, FL     1987/1997  218     654     1,483     15     654    1,498     2,152    43    2,109       --
Sun Valley       1997   Tarpon Springs, FL   1972    261     783     5,974     --     783    5,974     6,757   155    6,602    2,455
Westwind I       1997   Dunedin, FL          1970    195      --     3,226      6      --    3,232     3,232    87    3,145       --
Westwind II      1997   Dunedin, FL          1972    189      --     3,210      9      --    3,219     3,219    87    3,132       --
                                                   ---------------------------------------------------------------------------------
       Total                                       2,149   $5,286  $36,078    $55  $5,286  $36,133   $41,419  $693  $40,726  $10,677
                                                   =================================================================================


                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Commercial Assets, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheets of Commercial Assets, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial Assets, Inc. as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP
Denver, Colorado
February 6, 1998



                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)


                                                                                                December 31,
                                                                                           1997             1996
                                                                                           ----             ----
                                                       ASSETS

   CASH AND CASH EQUIVALENTS                                                            $   74,153       $    8,277
   RESTRICTED CASH                                                                              --            1,982
   CMBS BONDS                                                                                1,981           61,460
   OTHER ASSETS, NET                                                                         2,014              687
                                                                                        ----------       ----------
                                                                                        $   78,148       $   72,406
                                                                                        ==========       ==========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                             $      368       $      189
   MANAGEMENT FEES PAYABLE                                                                      75              298
   NOTES PAYABLE TO BANKS                                                                       --               --
                                                                                        ----------       ----------
                                                                                               443              487
                                                                                        ----------       ----------

   STOCKHOLDERS' EQUITY:
   Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares
     issued or outstanding                                                                      --               --
   Common stock, par value $.01 per share, 75,000 shares authorized; 10,342 and
     10,316 shares issued and outstanding, respectively                                        104              103
   Additional paid-in capital                                                               76,724           76,559
   Retained earnings (dividends in excess of accumulated earnings)                             877           (1,354)
   Net unrealized holding losses on CMBS bonds                                                  --           (3,389)
                                                                                        ----------       ----------
                                                                                            77,705           71,919
                                                                                        ----------       ----------
                                                                                        $   78,148       $   72,406
                                                                                        ==========       ==========


                 See Notes to Consolidated Financial Statements.


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                                             Year Ended December 31,

                                                                  1997                1996               1995
                                                                  ----                ----               ----
REVENUES
   CMBS bonds                                                   $   9,172           $   9,838          $   8,980
   Interest                                                           945                 319                189
                                                                ---------           ---------          ---------
                                                                   10,117              10,157              9,169
                                                                ---------           ---------          ---------

EXPENSES
   Management fees                                                  1,678               1,425              1,151
   General and administrative                                         519                 805              1,393
   Elimination of DERs                                                 --                 966                 --
   Interest                                                            --                   2                249
                                                                ---------           ---------          ---------
                                                                    2,197               3,198              2,793
                                                                ---------           ---------          ---------

INCOME BEFORE GAIN ON RESTRUCTURING OF BONDS                        7,920               6,959              6,376

Gain on restructuring of bonds                                      5,786                  --                 --
                                                                ---------           ---------          ---------

NET INCOME                                                      $  13,706           $   6,959          $   6,376
                                                                =========           =========          =========

BASIC EARNINGS PER SHARE                                        $    1.32           $     .68          $     .63
DILUTED EARNINGS PER SHARE                                      $    1.32           $     .68          $     .63

DIVIDENDS DECLARED PER SHARE
     Regular dividends                                          $     .68           $     .68          $     .68
     Special dividends                                                .26                 .04                 --
     Capital gain dividends                                           .17                  --                 --
                                                                ---------           ---------          ---------
                                                                $    1.11           $     .72          $     .68
                                                                =========           =========          =========

Weighted-Average Common Shares Outstanding                         10,332              10,247             10,104

Weighted-Average Common Shares and Common Share
   Equivalents Outstanding                                         10,371              10,254             10,108




                 See Notes to Consolidated Financial Statements.


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1997, 1996 and 1995

                                 (In thousands)
                                                                            Retained            Net
                                                                            Earnings         Unrealized
                                                                          (Dividends In       Holding
                                                               Additional   Excess of          Losses             Total
                                             Common Stock        Paid-In  Accumulated            on           Stockholders'
                                          Shares      Amount     Capital    Earnings)        CMBS Bonds          Equity
                                          ------      ------     -------    ---------        ----------          ------
BALANCES - DECEMBER 31, 1994               10,053     $  101    $  74,994   $   (423)          $    --           $  74,672
Issuance of common stock                       89          1          529         --                --                 530
Net income                                     --         --           --      6,376                --               6,376
Dividends                                      --         --           --     (6,868)               --              (6,868)
Unrealized depreciation of CMBS bonds          --         --           --         --            (4,245)             (4,245)
                                          -------     ------    ---------   --------           -------           ---------
BALANCES - DECEMBER 31, 1995               10,142        102       75,523       (915)           (4,245)             70,465
Issuance of common stock                      174          1        1,036         --                --               1,037
Net income                                     --         --           --      6,959                --               6,959
Dividends                                      --         --           --     (7,398)               --              (7,398)
Unrealized appreciation of CMBS bonds          --         --           --         --               856                 856
                                          -------     ------    ---------   --------           -------           ---------
BALANCES - DECEMBER 31, 1996               10,316        103       76,559     (1,354)           (3,389)             71,919
Issuance of common stock                       26          1          165         --                --                 166
Net income                                     --         --           --     13,706                --              13,706
Dividends                                      --         --           --    (11,475)               --             (11,475)
Reversal of unrealized holding losses
    upon restructuring of bonds                --         --           --         --             3,389               3,389
                                          -------     ------    ---------   --------           -------           ---------
BALANCES - DECEMBER 31, 1997               10,342     $  104    $  76,724   $    877           $    --           $  77,705
                                          =======     ======    =========   ========           =======           =========


                 See Notes to Consolidated Financial Statements.


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                         Year Ended December 31,
                                                                 1997           1996            1995
                                                                 ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                  $ 13,706       $  6,959        $  6,376
   Adjustments to reconcile net income to net cash flows
     from operating activities:
     Amortization of discount on CMBS bonds and other
       assets                                                    (2,381)        (2,155)           (638)
     Issuance of common stock for elimination of DERs                --            941              --
     Increase in accounts payable and accrued liabilities           216            157             329
     (Increase) decrease in other assets                         (1,327)            18              84
     Gain on restructuring of bonds                              (5,786)            --              --
                                                               --------       --------        --------
       Net cash provided by operating activities                  4,428          5,920           6,151
                                                               --------       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Principal collections from CMBS bonds                             --          9,857             554
   Acquisitions of CMBS bonds                                    (4,801)            --              --
   Proceeds from restructuring of bonds                          77,693             --              --
                                                               --------       --------        --------
       Net cash provided by investing activities                 72,892          9,857             554
                                                               --------       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Dividends paid                                               (11,475)        (7,398)         (8,879)
   Repayments of short-term notes payable                            --           (700)         (9,595)
   Proceeds from the issuance of common stock                        31             --              --
                                                               --------       --------        --------
       Net cash used in financing activities                    (11,444)        (8,098)        (18,474)
                                                               --------       --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             65,876          7,679         (11,769)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                    8,277            598          12,367
                                                               --------       --------        --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $ 74,153       $  8,277        $    598
                                                               ========       ========        ========


                 See Notes to Consolidated Financial Statements.

                             COMMERCIAL ASSETS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.       Organization

Commercial Assets, Inc. (the "Company") is a Maryland corporation which commenced operations in 1993 when Asset Investors Corporation ("Asset Investors") contributed $75,000,000 to the Company and distributed approximately 70% of the Company's Common Stock to Asset Investors' stockholders. The Common Stock is listed on the American Stock Exchange under the symbol "CAX."

The Company's day-to-day operations are performed by a manager (the "Manager") pursuant to a year-to-year management agreement currently in effect through March 1998 ("the Management Agreement"). Prior to October 1996, the Company was managed by subsidiaries of MDC Holdings, Inc. ("MDC"). In September 1996, MDC sold Financial Asset Management LLC ("FAM"), the Manager at such time, to an investor group led by Terry Considine, Thomas L. Rhodes and Bruce D. Benson. In November 1997, the assets of FAM, including the Management Agreement, were acquired by Asset Investors, who is now the current Manager. Mr. Considine and Mr. Rhodes are Co-Chairmen of the Board of Directors and Co-Chief Executive Officers of both the Company and Asset Investors. Mr. Benson is a director of both companies. No change has been made to the Management Agreement other than an extension.

The Management Agreement is subject to the approval of a majority of the Company's independent directors and can be terminated by either party, without cause, with 60 days' notice. Since the Company has no employees, certain employees of the Manager have been designated as officers of the Company.

Historically, the Company owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). The CMBS bonds were issued in commercial mortgage loan securitizations involving multi-class issuances of debt securities which were secured and funded as to the payment of principal and interest by a specific group of mortgage loans on multi-family or other commercial real estate. In 1997, the Company decided to restructure its asset base and cease to invest in subordinate CMBS bonds. In November 1997, the Company restructured its subordinate CMBS bond portfolio by selling, redeeming or resecuritizing its various CMBS bonds. The restructuring resulted in the Company receiving $77,693,000 cash and retaining an equity interest in an owner trust arising from a resecuritization transaction (see Note C). The Company has temporarily invested the proceeds from such restructuring in government securities and other cash equivalents until the Company decides what class of assets it will reinvest such funds in.

B.       Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned  subsidiaries.   All  significant  intercompany  balances  and
transactions have been eliminated in consolidation.

CMBS Bonds

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

Income Taxes

The Company intends to operate in a manner that will permit it to qualify for the income tax treatment accorded to a real estate investment trust ("REIT"). If it so qualifies, the Company's REIT income, with certain limited exceptions, will not be subject to federal or state income tax at the corporate level. Accordingly, no provision for taxes has been made in the financial statements.

In order to maintain its status as a REIT, the Company is required, among other things, to distribute annually to its stockholders at least 95% of its REIT income and to meet certain asset, income and stock ownership tests. Regular and special dividends declared in 1997, 1996 and 1995 represented ordinary taxable income to the stockholders. In addition, the Company declared a capital gains dividend of $.17 per share in 1997.

Earnings Per Share

Basic earnings per share for 1997, 1996 and 1995 are based upon the weighted-average number of shares of Common Stock outstanding during each such year. Diluted earnings per share reflect the effect of any dilutive, unexercised stock options in 1997, 1996 and 1995.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and overnight cash investments are considered to be cash and cash equivalents. The Company paid interest expense in cash of $0, $8,000 and $290,000 for 1997, 1996 and 1995, respectively.

Non-cash investing and financing activities for 1997, 1996 and 1995 were as follows (in thousands):



                                                                    1997             1996              1995
                                                                  --------         --------          ------
Principal   collections   on  CMBS   bonds   transferred   to
    restricted cash                                                $ 6,227          $ 1,214          $    397
Unrealized holding gains and losses on CMBS bonds                    3,389              856            (4,245)
Distributions of Common Stock pursuant to DERs                          --               96               376
Distributions  of  Common  Stock  as  consideration  for  the
    elimination of DERs                                                 --              941                --
Distributions of Common Stock                                          135               --                --

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounting Standards Not Yet Adopted by the Company

The Financial Accounting Standards Board ("FASB") has issued several new pronouncements that are not yet adopted by the Company.

In June 1997 the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," to establish standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in financial statements. This new standard, which will be effective for the Company for the year ending December 31, 1998, is not currently anticipated to have a significant impact on the Company's consolidated financial statements based on the current financial structure and operations of the Company.

In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," to establish standards for reporting information about operating segments in annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard, which will be effective for the Company for the year ending December 31, 1998, will require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments and is currently not anticipated to result in significantly more detailed information in the notes to the Company's consolidated financial statements than is currently required and provided.

C.       CMBS Bonds

As of December 31, 1996, the outstanding balance of the Company's CMBS bonds was $89,297,000 while unamortized purchase discounts, acquisition costs and allowance for credit losses totaled $24,448,000. Additionally, the Company recorded unrealized holding losses of $3,389,000 on the CMBS bonds as of December 31, 1996.

The estimated fair value of the Company's CMBS bonds of $61,460,000 at December 31, 1996, was determined by discounting the future cash flows before estimates of credit losses of the CMBS bonds at interest rates equal to a spread over U.S. Treasury rates with comparable terms to maturity. The discount rates range from 10% to 27%. The interest rate spread over the U.S. Treasury rate was based upon then current market information of CMBS bonds with similar characteristics. The fair value of CMBS bonds fluctuated over time due to, among other things, changes in prevailing interest rates, liquidity in the CMBS bonds market, paydowns on the mortgage loans collateralizing the CMBS bonds and changes in real estate values of the related commercial properties.

The Company provided an allowance for credit losses of $12,720,000 at December 31, 1996 on certain of its CMBS bonds. During 1997, 1996 and 1995, there were no credit losses charged to operations or write-downs charged against the allowance for credit losses.

Pursuant to the provisions of certain of the Company's CMBS bonds, cash collections which would otherwise be attributable to the Company's interests are required to be set aside in reserve accounts to support the eventual payment of more senior classes of CMBS bonds. At December 31, 1996, $1,982,000 was set aside and is shown as restricted cash on the balance sheet.

In May 1996, two CMBS bonds with an outstanding principal balance of $9,664,000 and net carrying value of $8,723,000 were redeemed earlier than anticipated. The bonds were acquired in March 1994, for $9,088,000, or 84.25% of their outstanding principal balance. Since the bonds were redeemed at par, $1,426,000 of discount amortization was included in earnings during 1996.

In March 1997, the Company contributed its ownership interest in two CMBS bonds (Lehman Capital Corporation Trust Certificate, Series 1994-2 and Series 1994-3) into a newly created trust (Blaylock Mortgage Capital Corporation Multifamily Trust). Interests in bond classes within the same CMBS issuance which were owned by another party were also contributed into the trust. The trust then issued seven classes of CMBS bonds collateralized by the CMBS bond classes contributed into the trust. The Company received an interest in five of the new bond classes, which corresponded to the Company's ownership interests in the two bonds contributed to the trust. The Company also acquired the remaining $5,737,000 principal balance of two of the new bond classes rated "BB" and "B" at a cost of $4,801,000, which resulted in the Company having 100% ownership in the five new subordinate classes.

In August 1997, three mortgages underlying one of the Company's CMBS bonds were prepaid. As a result of the prepayment, the Company recognized $482,000 of income from a prepayment penalty received and $2,305,000 of income from accelerated discount amortization. The $5,853,000 of principal collections from the repaid mortgages was transferred to restricted cash pursuant to the terms of the indenture.

In November 1997, the Company restructured its portfolio of CMBS bonds. Nine bonds were sold for $28,472,000 in cash. One bond which had an outstanding principal balance of $10,000,000 and net carrying value prior to unrealized holding gains of $9,244,000 was redeemed by the bond issuer at par. The remaining two CMBS bonds were resecuritized by contributing the bonds and related restricted cash to an owner trust in which the Company retained an equity interest. In a private placement, the trust then sold for $39,952,000 in cash, debt securities representing senior interests in the trust's assets. The principal balance of the equity interest retained by the Company is $5,000,000. However, since the equity interest represents the first-loss class of the portfolio and provides credit support for the senior debt securities, the Company established an allowance for credit losses of $3,000,000 and valued the equity interest at its estimated fair value of $2,000,000. As a result of the sale and resecuritization transactions, the Company recognized a $5,786,000 gain, net of related costs and management fees, in the fourth quarter of 1997. In addition, since the one bond was redeemed at par, $756,000 of discount amortization was included in earnings during the fourth quarter of 1997.

The following unaudited pro-forma information has been prepared assuming the restructuring of the CMBS bonds had been completed at the beginning of the periods presented. The pro-forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the restructuring had been completed as of those dates. In addition, the pro-forma information is not intended to be a projection of future results. The unaudited, pro-forma results of operations for the years ended December 31, 1997 and 1996 are as follows (in thousands, except per share data):

                                                          1997           1996
                                                       ----------     ----------

Revenues                                               $    5,615     $    6,788
                                                       ==========     ==========

Net income before gain on restructuring of bonds       $    5,133     $    4,940
Gain on restructuring of bonds                              6,069          5,786
                                                       ----------     ----------
Net income                                             $   11,202     $   10,726
                                                       ==========     ==========

Net income per share                                   $     1.08     $     1.05
                                                       ==========     ==========

Prior to the restructuring, certain of the Company's CMBS bonds were pledged as collateral for the Company's short-term notes payable (see Note D).

D.       Short-Term Notes Payable

The Company had a Loan and Security Agreement, collateralized by four CMBS bonds, that was cancelled in November 1997 upon the sale and resecuritization of the bonds. No borrowings were outstanding on this line at December 31, 1996.

The Company has an unsecured line of credit with a bank for $1,000,000 that expires on July 31, 1998. Advances under this line bear interest at prime. Two of the Company's independent directors are members of the Advisory Board of the bank. No advances were outstanding on this line of credit at December 31, 1997 or 1996.

E.       Stock Option Plan

The Company has a Stock Option Plan for the issuance of non-qualified stock options to its directors and officers which as of January 1, 1998 and 1997, permitted the issuance of up to an aggregate of 1,025,000 and 948,000 shares of Common Stock, respectively, of which 717,000 and 648,000 related to outstanding stock options, respectively. The exercise price for stock options may not be less than 100% of the fair market value of the shares of Common Stock at the date of the grant. Each of the stock options granted to date has a five-year term.

Prior to May 30, 1996, stock options granted under the Stock Option Plan automatically accrued dividend equivalent rights ("DERs") based on: (i) the number of shares underlying the unexercised portion of the option; (ii) dividends declared on the outstanding shares of the Company between the option grant date and the option exercise date; and (iii) the market price of the shares on the dividend record date. DERs were paid in shares of Common Stock (or in other property that constituted the dividend) at the time of each dividend distribution. During 1996 and 1995, the Company incurred $96,000 and $376,000, respectively, of general and administrative expenses from DERs covering 16,000 and 64,000, respectively, shares of Common Stock which were subject to issuance pursuant to options granted under the plan.

On May 30, 1996, the Company's stockholders approved an amendment to the Stock Option Plan which provided for the issuance of Common Stock in exchange for the elimination of the accrual of DERs for options granted under the Stock Option Plan. As a result of the amendment, the Company incurred a $966,000 charge during 1996.

Presented below is a summary of the changes in stock options for the three years ended December 31, 1997. As of December 31, 1997, the outstanding options have
exercise   prices   ranging   from   $5.62  to  $7.50   and  have  a   remaining
weighted-average life of 1.8 years.
                                             Weighted
                                              Average
                                           Exercise Price          Shares
                                           --------------          ------
Outstanding - December 31, 1994                $ 7.09              481,000
     Granted                                     6.15               93,000
                                               ------             --------
Outstanding - December 31, 1995                  6.94              574,000
     Granted                                     5.86               83,000
     Forfeited                                   6.68               (9,000)
                                               ------             --------
Outstanding - December 31, 1996                  6.80              648,000
     Granted                                     6.30               87,000
     Forfeited                                   7.30              (13,000)
     Exercised                                   6.12               (5,000)
                                               ------             --------
Outstanding - December 31, 1997                $ 6.74              717,000
                                               ======             ========

As of December 31, 1997, no options have expired. Options granted to date vest over a two-year period. As of December 31, 1997, 1996 and 1995, 660,000, 454,000
and 485,000, respectively, of the outstanding options were exercisable.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using an option-pricing model.

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

During 1997, 1996 and 1995, the estimated weighted-average, grant-date fair value of options granted was $.42, $.45 and $.23, respectively, and the estimated total fair value of options granted was $36,000, $27,000 and $30,000, respectively. The pro forma net income of the Company reflecting the fair value of options granted was $13,670,000 ($1.32 per share), $6,932,000 ($.68 per share) and $6,346,000 ($.63 per share) for 1997, 1996 and 1995, respectively. The Company assumed a life of five years and risk-free interest rate equal to the Five-Year U.S. Treasury rate on the date the options were granted. In addition, the expected stock price volatility and dividends growth rates were estimated based upon historical averages over the three years ended December 31, 1997.

F.       Other Matters

The Company operates under a Management Agreement with the Manager, pursuant to which the Manager advises the Company on its business and oversees its day-to-day operations, subject to the supervision of the Company's Board of Directors.

During 1997, 1996 and 1995, the Company's management fees were $1,701,000, $1,425,000 and $1,151,000, respectively, consisting of: (i) Base Fees of
$598,000, $654,000 and $751,000, respectively; (ii) Administrative Fees of $56,000, $58,000 and $65,000, respectively; (iii) Incentive Fees of $1,024,000,
$713,000 and $335,000, respectively; and (iv) Acquisition Fees of $23,000, $0 and $0, respectively. Acquisition Fees were capitalized as part of the cost of acquiring CMBS bonds. In addition, the Company incurred $426,000 of Incentive Fees during 1997 relating to the gain on the restructuring of the CMBS bonds.

The Company's Charter authorizes the Board of Directors to issue 25,000,000 shares, par value $.01 per share, of Preferred Stock. The Board of Directors is authorized to fix the terms of the Preferred Stock, including preferences, powers and rights (including voting rights) senior to the Common Stock. To date, the Company has not issued any shares of Preferred Stock.

G.       Selected Quarterly Financial Data (unaudited)

Presented below is selected quarterly financial data for the years ended December 31, 1997 and 1996 (in thousands, except per share data).




                                                                        Three Months Ended,
                                                                        -------------------
                                                 December 31,      September 30,      June 30,         March 31,
1997
-------------------------------------------- ----------------- ------------------ --------------- ------------------
Revenues                                           $  2,246           $ 3,474            $ 2,242          $ 2,155
Gain on restructuring of bonds                        5,786                --                 --               --
Net income                                            7,677             2,484              1,810            1,735
Basic earnings per share                                .74               .24                .17              .17
Diluted earnings per share                              .74               .24                .17              .17
Regular dividends declared per share                    .17               .17                .17              .17
Special dividends declared per share                    .26                --                 --               --
Capital gains dividends declared per share              .17                --                 --               --

Stock prices (1)
     High                                           7-11/16            7-3/16            6-11/16             7
     Low                                             6-9/16             6-5/8             6-3/16            6-3/8
Weighted-average common shares outstanding           10,342            10,342             10,326           10,316
Weighted-average common shares and common
     share equivalents outstanding                   10,408            10,381             10,348           10,351

1996
-------------------------------------------- ----------------- ------------------ --------------- ------------------
Revenues                                             $2,146            $2,167             $3,526           $2,318
Net income                                            1,595             1,765              1,992            1,607
Basic earnings per share                                .16               .17                .19              .16
Diluted earnings per share                              .15               .17                .19              .16
Regular dividends declared per share                    .17               .17                .17              .17
Special dividends declared per share                     --               .04                 --               --

Stock prices (1)
     High                                             6-3/4             6-1/2              6-1/4            6-1/8
     Low                                             6-3/16             5-7/8              5-3/4            5-3/4
Weighted-average common shares outstanding           10,316            10,316             10,214           10,142
Weighted-average common shares and common
     share equivalents outstanding                   10,331            10,325             10,219           10,146

---------------
(1) Daily closing prices as reported on the AMEX Composite Tape.

                                  EXHIBIT INDEX


                   Exhibit No.       Description

                          2.1 Form of Mobile Home Park Purchase and Sale Agreement dated as of May 13, 1997, entered into in connection with the acquisition of six manufactured housing communities (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K dated May 14, 1997, Commission File No. 1-9360, filed on May 28, 1997).

                        2.1(a) Royal Palm Joint Venture Agreement dated as of May 13, 1997, by and between Royal Palm Village, LLC and Asset Investors Operating Partnership, LP (incorporated herein by reference to Exhibit 2.1(a) to the Current Report on Form 8-K dated May 14, 1997, Commission File No. 1-9360, filed on May 28, 1997).

                        2.1(b)        Form   of   Assignment    and   Assumption
                                      Agreement   dated  as  of  May  13,  1997,
                                      entered  into  in   connection   with  the
                                      acquisition   of   Prime-Forest   Partners
                                      (incorporated   herein  by   reference  to
                                      Exhibit  2.1(b) to the  Current  Report on
                                      Form 8-K  dated May 14,  1997,  Commission
                                      File No. 1-9360, filed on May 28, 1997).

                          2.2 Promissory Note dated as of July 30, 1997, by and between the Registrant and Lost Dutchman Parks, LLC (incorporated herein by reference to Exhibit 2.2 to the Current Report on Form 8-K dated July 30, 1997, Commission File No.
                                      1-9360, filed on August 12, 1997).

                        2.2(a) Combination Deed of Trust, Assignment of Rents, Security Agreement and Fixture Financing Statement dated as of July 30, 1997, by and between the Registrant and Lost Dutchman Parks, LLC (incorporated herein by reference to Exhibit 2.2(a) to the Current Report on Form 8-K dated July 30, 1997, Commission File No. 1-9360, filed on August 12, 1997).

                        2.2(b) Assumption Agreement and Note Modification dated as of July 30, 1997, by and between the Registrant and Lost Dutchman Parks, LLC (incorporated herein by reference to Exhibit 2.2(b) to the Current Report on Form 8-K dated July 30, 1997, Commission File No. 1-9360, filed on August 12,
                                      1997).

                        2.2(c)        Commitment  Letter  dated  as of July  10,
                                      1997, by and between the Registrant and Lost Dutchman Parks, LLC (incorporated herein by reference to Exhibit 2.2(c) to the Current Report on Form 8-K dated July 30, 1997, Commission File No. 1-9360, filed on August 12, 1997).

                          2.3 Form of Joint Venture Agreement dated as of September 30, 1997, between Asset Investors Operating Partnership, L.P. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.3 to the Current Report on Form 8-K dated October 30, 1997, Commission File No.
                                      1-9360, filed on November 13, 1997).

                        2.3(a) Earn-Out Agreement dated October 30, 1997, between Community Casa del Mar Joint Venture, Wilder Corporation of Delaware and AIC Community Management Partnership (incorporated herein by reference to
                                      Exhibit  2.3(a) to the  Current  Report on
                                      Form   8-K   dated   October   30,   1997,
                                      Commission  File  No.  1-9360,   filed  on
                                      November 13, 1997).

                        2.3(b) Form of Agreement of Sale dated as of August 22, 1997, between Community Acquisition and Development Partnership and Wilder Corporation of Delaware (incorporated herein by reference to
                                      Exhibit  2.3(b) to the  Current  Report on
                                      Form   8-K   dated   October   30,   1997,
                                      Commission  File  No.  1-9360,   filed  on
                                      November 13, 1997).

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

                        3.2(b) March 15, 1995 Amendment to the By-laws of the Registrant (incorporated herein by reference to Exhibit 3.3(c) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1994, Commission File No. 1-9360 filed March 30,
                                      1995).

                        3.2(c) January 14, 1997, Amendment to the By-laws of the Registrant (incorporated herein by reference to Exhibit 3.2(c) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1996, Commission File No. 1-9360, filed on March 24, 1997).

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

                       10.1(c)* Amendment to the Management Agreement dated as of January 1, 1997, between the Registrant and Financial Asset Management LLC (incorporated herein by reference to Exhibit 10.1(c) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1996, Commission File No.1-9360, filed on March 24, 1997).

                       10.1(d)* Amendment to the Management Agreement dated as of April 1, 1997 between the Registrant and Financial Asset Management, LLC (incorporated herein by reference to
                                      Exhibit 10.1(d) to the Quarterly Report on
                                      Form  10-Q  of  the   Registrant  for  the
                                      quarter ended June 30, 1997, Commission file No. 1-9360, filed on August 13,
                                      1997).

                         10.2* Form of Indemnification Agreement between the Registrant and each Director of the Registrant (incorporated herein by reference to Appendix A to the Proxy
                                      Statement  of the  Registrant,  Commission
                                      File No. 1-9360, dated May 18, 1987).

                         10.3* Stock Option and Incentive Compensation Plan of the Registrant as amended and restated May 20, 1997 (incorporated herein by reference to Exhibit 10.3 to the
                                      Quarterly  Report  on  Form  10-Q  of  the
                                      Registrant for the quarter ended June 30, 1997, Commission File No. 1-9360, filed on August 13, 1997).

                         10.4 Contribution Agreement, dated as of August 20, 1993, by and between the Registrant and Commercial Assets, Inc. (incorporated herein by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 1993, Commission File No. 1-9360, filed on November 15, 1993).

                        10.5(a) Trust Agreement dated as of March 26, 1997, among the Registrant, as depositor, Asset Investors Secured Financing Corporation and Wilmington Trust Company, as Owner Trustee (incorporated herein by reference to Exhibit 10.5(a) to the
                                      Quarterly  Report  on  Form  10-Q  of  the
                                      Registrant for the quarter ended March 31, 1997, Commission File No. 1-9360, filed on May 14, 1997).

                        10.5(b) Pooled Certificate Transfer Agreement between the Registrant and Asset Investors Secured Financing Corporation dated as of March 26, 1997 (incorporated herein by reference to Exhibit 10.5(b) to the
                                      Quarterly  Report  on  Form  10-Q  of  the
                                      Registrant for the quarter ended March 31, 1997, Commission File No. 1-9360, filed on May 14, 1997).

                        10.5(c) Indenture, dated as of March 27, 1997, between Structured Mortgage Trust 1997-1 and State Street Bank and Trust Company (incorporated herein by reference to
                                      Exhibit 10.5(c) to the Quarterly Report on
                                      Form  10-Q  of  the   Registrant  for  the
                                      quarter  ended March 31, 1997,  Commission
                                      File No. 1-9360, filed on May 14, 1997).

                        10.5(d) Note Purchase Agreement, dated as of March 26, 1997, among Structured Mortgage Trust 1997-1, Asset Investors Secured Financing Corporation and Bear, Stearns & Co. Inc. (incorporated herein by reference to
                                      Exhibit 10.5(d) to the Quarterly Report on
                                      Form  10-Q  of  the   Registrant  for  the
                                      quarter  ended March 31, 1997,  Commission
                                      File No. 1-9360, filed on May 14, 1997).

                        10.5(e) Trust Certificate issued to Asset Investors Secured Financing Corporation evidencing its ownership of the Structured Mortgage Trust 1997-1 (incorporated herein by reference to Exhibit 10.5(e) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1997, Commission File No. 1-9360, filed on May 14, 1997).

                         10.6 Asset Contribution Agreement dated as of September 8, 1997 between the Registrant, Asset Investors Operating Partnership, L.P., and Financial Asset Management, LLC (incorporated herein by reference to
                                      Exhibit  10.6 to the  Quarterly  Report on
                                      Form  10-Q  of  the   Registrant  for  the
                                      quarter   ended    September   30,   1997,
                                      Commission  File  No.  1-9360,   filed  on
                                      November 12, 1997).

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

                                       ASSET INVESTORS CORPORATION
                                       (Registrant)

Date:  March 30, 1998                  By  /s/Terry Considine
                                           ------------------
                                           Terry Considine
                                           Co-Chief Executive Officer

Date:  March 30, 1998                  By  /s/Thomas L. Rhodes
                                           -------------------
                                           Thomas L. Rhodes
                                           Co-Chief Executive Officer

Date:  March 30, 1998                  By  /s/Bruce E. Moore
                                           -----------------
                                           Bruce E. Moore
                                           President and Chief Operating Officer

Date:  March 30, 1998                  By  /s/David M. Becker
                                           ------------------
                                           David M. Becker
                                           Chief Financial Officer

Date:  March 30, 1998                  By  /s/Diane Schott Armstrong
                                           -------------------------
                                           Diane Schott Armstrong
                                           Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Name                       Capacity                     Date
              ----                       --------                     ----

 /s/Terry Considine                      Director                 March 30, 1998
-------------------------
    Terry Considine

 /s/Thomas L. Rhodes                     Director                 March 30, 1998
-------------------------
    Thomas L. Rhodes

 /s/Bruce D. Benson                      Director                 March 30, 1998
-------------------------
    Bruce D. Benson

 /s/Bruce E. Moore                       Director                 March 30, 1998
-------------------------
    Bruce E. Moore

 /s/Elliot H. Kline                      Director                 March 30, 1998
-------------------------
    Elliot H. Kline

                                         Director                 March 30, 1998
-------------------------
    Richard L. Robinson

 /s/Tim Schultz                          Director                 March 30, 1998
-------------------------
    Tim Schultz

                                         Director                 March 30, 1998
-------------------------
    William J. White