Form 10-Q
period 1998-03-31
ASSET INVESTORS CORP
filed 1998-05-15
CIK 804138

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

As of April 24, 1998, 5,116,794 shares of Asset Investors Corporation Common Stock were outstanding.

================================================================================

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                TABLE OF CONTENTS
                                                                            PAGE

PART I.  FINANCIAL INFORMATION:

   Item 1. Condensed Consolidated Financial Statements:

           Balance Sheets as of March 31, 1998 (unaudited)
           and December 31, 1997...........................................    1

           Statements of Income for the three months ended
           March 31, 1998 and 1997 (unaudited).............................    2

           Statements of Cash Flows for the three months ended
           March 31, 1998 and 1997 (unaudited).............................    3

           Notes to Financial Statements (unaudited).......................    4

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   12

PART II.  OTHER INFORMATION:

   Item 6. Exhibits and Reports on Form 8-K................................   23


                                      (i)



                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)

                                                                                   March 31            December 31,
                                                                                     1998                  1997
                                                                                     ----                  ----
                                                                                 (unaudited)
ASSETS
Real estate, net of accumulated depreciation of $1,086 and $693                    $   45,434            $   40,726
Investments in participating mortgages                                                 15,930                15,872
Real estate joint ventures                                                              9,690                 9,543
Cash and cash equivalents                                                              19,417                21,802
Investment in CAX                                                                      21,133                20,866
Other assets, net                                                                       9,751                10,352
                                                                                   ----------            ----------
       Total Assets                                                                $  121,355            $  119,161
                                                                                   ==========            ==========

LIABILITIES
Secured notes payable                                                              $   10,567            $   10,677
Unsecured short-term financing                                                             --                    --
Accounts payable and accrued liabilities                                                2,051                 2,607
                                                                                   ----------            ----------
                                                                                       12,618                13,284
                                                                                   ----------            ----------

MINORITY INTEREST IN OPERATING PARTNERSHIP                                             24,724                22,362

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 50,000 shares authorized 5,109 and 5,108 shares issued and outstanding, respectively
                                                                                           51                    51
Additional paid-in capital                                                            231,237               231,221
Dividends in excess of accumulated earnings                                          (147,275)             (147,757)
                                                                                   ----------            ----------
                                                                                       84,013                83,515
                                                                                   ----------            ----------
       Total Liabilities and Stockholders' Equity                                  $  121,355            $  119,161
                                                                                   ==========            ==========




           See Notes to Condensed Consolidated Financial Statements.



                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                        1998             1997
                                                                                        ----             ----
   RENTAL PROPERTY OPERATIONS
   Rental and other property revenues                                                 $   1,744        $      --
   Interest on participating mortgages                                                      393               --
   Equity in earnings of real estate joint ventures                                         311               --
   Property operating expenses                                                             (759)              --
   Owned property management expenses                                                       (34)              --
                                                                                      ---------        ---------
   Income from property operations before depreciation                                    1,655               --
   Depreciation                                                                            (393)              --
                                                                                      ---------        ---------
   Income from rental property operations                                                 1,262               --
                                                                                      ---------        ---------

   SERVICE OPERATIONS
   Property management fees and other income                                                 77               --
   Property management costs and other expenses                                             (24)              --
   Amortization of management contracts                                                    (827)              --
                                                                                      ---------        ---------
   Loss from service operations                                                            (774)              --
                                                                                      ---------        ---------

   OTHER ACTIVITIES
   Non-agency MBS bonds revenues                                                             50            2,000
   Equity in earnings of CAX                                                                268              464
   Management fees to former manager                                                         --             (277)
                                                                                      ---------        ---------
   Income from other activities                                                             318            2,187
                                                                                      ---------        ---------

   General and administrative expenses                                                     (322)            (336)
   Interest and other income                                                                333               52
   Interest expense                                                                        (208)             (26)
                                                                                      ---------        ---------

   INCOME BEFORE GAIN ON RESTRUCTURING OF BONDS AND MINORITY
     INTEREST                                                                               609            1,877
   Gain on restructuring of bonds                                                            --            5,287
                                                                                      ---------        ---------

   INCOME BEFORE MINORITY INTEREST                                                          609            7,164
   Minority interest in Operating Partnership                                              (127)              --
                                                                                      ---------        ---------

   NET INCOME                                                                         $     482        $   7,164
                                                                                      =========        =========

   BASIC EARNINGS PER SHARE                                                           $    0.09        $    1.44
                                                                                      =========        =========
   DILUTED EARNINGS PER SHARE                                                         $    0.09        $    1.43
                                                                                      =========        =========

   DIVIDENDS DECLARED PER SHARE                                                       $      --        $   0.475
                                                                                      =========        =========

   Weighted-Average Common Shares Outstanding                                             5,109            4,968
   Weighted-Average Common Shares And Common Share Equivalents
     Outstanding                                                                          5,143            5,003



           See Notes to Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                      1998              1997
                                                                                      ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                     $     482          $   7,164
   Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and amortization                                                    1,220                 --
     Minority interest in Operating Partnership                                         127                 --
     Amortization of non-agency MBS bonds                                                --                469
     Equity in earnings of CAX                                                         (268)              (464)
     Equity in earnings of real estate joint ventures                                  (311)                --
     Decrease in other assets                                                           120                405
     Increase (decrease) in accounts payable and accrued
        liabilities                                                                    (783)             2,440
     Gain on restructuring of assets                                                     --             (7,359)
                                                                                    -------          ---------
       Net cash provided by operating activities                                        587              2,655
                                                                                    -------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of real estate                                                          (2,936)                --
   Investments in participating mortgages, net                                         (180)                --
   Improvements of real estate                                                           (8)                --
   Principal collections and indemnifications on non-agency MBS
     bonds                                                                               --                547
   Dividends from CAX                                                                    --                469
   Distributions from real estate joint ventures                                        246                 --
   Proceeds from the restructuring of assets                                             --             69,743
                                                                                  ---------          ---------
     Net cash provided by (used in) investing activities                             (2,878)            70,759
                                                                                  ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of Common Stock dividends                                                     --             (2,360)
   Decrease in unsecured short-term financings                                           --             (3,000)
   Principal repayments on secured notes payable                                       (110)                --
   Proceeds from the issuance of Common Stock                                            16                  6
                                                                                  ---------          ---------
     Net cash used in financing activities                                              (94)            (5,354)
                                                                                  ---------          ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                     (2,385)            68,060
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                                                     21,802                417
                                                                                  ---------          ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD
                                                                                  $  19,417          $  68,477
                                                                                  =========          =========


           See Notes to Condensed Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.       The Company

Asset Investors Corporation (the "Company") is a Maryland corporation that owns and operates manufactured home communities and has elected to be taxed as a real estate investment trust ("REIT"). The Company's Common Stock, par value $.01 per share, is listed on the New York Stock Exchange under the symbol "AIC." In May 1997, the Company contributed its net assets to Asset Investors Operating Partnership, L.P. (the "Operating Partnership") in exchange for the sole general partner interest in the Operating Partnership. The Operating Partnership also owns the non-voting stock of both AIC Manufactured Housing Corp. ("AICMHC") and AIC Management Corp. ("Management Corp.") and approximately 27% of the Common Stock of Commercial Assets, Inc. ("CAX"). AICMHC owns interests in manufactured home community management contracts and Management Corp. owns the management agreement pursuant to which it manages CAX. CAX is a publicly-traded REIT (American Stock Exchange, Inc.: CAX) formed by the Company in August 1993.

Prior to 1997, the Company owned debt interests in residential mortgage loan securitizations collateralized by pools of non-conforming (non-agency guaranteed) single-family mortgage loans ("non-agency MBS bonds"). In February 1997, the Company decided to restructure the Company's asset base and redeploy its assets in an attempt to both reduce risks associated with the Company's non-agency MBS bonds and maximize long-term, risk-adjusted returns to stockholders. In March 1997, the Company contributed its portfolio of non-agency MBS bonds into an owner trust in a structured transaction in which the Company received $67,671,000 cash proceeds and retained a small equity interest.

Subsequent to the restructuring of the non-agency MBS bond portfolio, the Company used $49,868,000 of the proceeds from the structured transaction to acquire interests in 20 manufactured home communities and a recreational vehicle park with approximately 2,950 developed homesites, 380 recreational vehicle sites, 760 sites ready for homes and 1,840 sites available for future development. The Company plans to invest its remaining cash in additional manufactured home communities and related assets. This is intended to shift the Company's strategic emphasis to the ownership and management of income producing real estate with the potential of achieving capital appreciation, and also reduce the risk previously borne by the Company in its non-agency MBS bonds.

Prior to November 1997, the Company was managed by Financial Asset Management LLC (the "Manager"). An investor group led by Terry Considine, Thomas L. Rhodes and Bruce D. Benson acquired the Manager in September 1996. Mr. Considine is the Chairman and Chief Executive Officer of both the Company and CAX. Mr. Rhodes is Vice Chairman and Mr. Benson is a director of both the Company and CAX. In November 1997, the Company's stockholders approved the acquisition of the assets and operations of the Manager, which allowed the Company to become a fully integrated, self-managed and self-administered REIT. The $11,692,000 purchase price was paid by issuing 676,700 limited partnership units of the Operating Partnership ("OP Units") plus up to 240,000 additional OP Units if certain performance goals, including investment and share price targets, are achieved by the Company within a specified time period.

B.       Presentation of Financial Statements

The Condensed Consolidated Financial Statements of the Company presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 1998, and for the period then ended and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. These statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made in the 1997 Condensed Consolidated Financial Statements to conform to the classifications used in the current year.

C.       Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership and all controlled subsidiaries. The minority interest in the Operating Partnership represents the OP Units which are convertible, at the option of the holder. When a holder elects to convert OP Units, the Company determines whether such OP Units will be converted into cash or shares of Common Stock. The holders of OP Units receive the same amount per OP Unit in distributions as the holders of Common Stock at the time of dividend distributions. As of March 31, 1998, 1,425,000 OP Units were outstanding. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in CAX is recorded under the equity method.

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

When conditions exist which indicate that the carrying amount of a property may be impaired, the Company will evaluate the recoverability of its net investment in the property by assessing current and future levels of income and cash flows. As of March 31, 1998, there has been no impairment of the Company's investment in rental properties.

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

Income Taxes

The Company has elected to be taxed as a REIT as defined under the Internal Revenue Code of 1986, as amended (the "Code"). In order for the Company to qualify as a REIT, at least 95% of the Company's gross income in any year must be derived from qualifying sources. The activities of AICMHC and Management Corp. are not qualifying sources.

As a REIT, the Company generally will not be subject to federal income taxes at the corporate level if it distributes at least 95% of its REIT taxable income to its stockholders. REITs are also subject to a number of other organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if the Company qualifies as a REIT, it may be subject to certain state and local income taxes and to federal income and excise taxes on its undistributed income.

At March 31, 1998, the Company's net operating loss ("NOL") carryover was approximately $95,000,000 and its capital loss carryover was approximately $35,000,000. The NOL carryover may be used to offset all or a portion of the Company's REIT income, and as a result, to reduce the amount of income that the Company must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire between 1998 and 2000.

In November 1997, the Company incorrectly documented a transaction. The effect of which is that the Company was not in compliance with the requirements necessary to maintain its status as a REIT. The Company has submitted a request to the Internal Revenue Service to confirm or restore its status as a REIT and expects to receive a response to such request during the second quarter of 1998. Due to the Company's NOL carryover, its failure to maintain its status as a REIT is immaterial to its financial position and results of operations for 1997 and 1998.

Earnings Per Share

Basic earnings per share for the three months ended March 31, 1998 and 1997 are based upon the weighted-average number of shares of Common Stock outstanding during each such period. Diluted earnings per share reflect the effect of any dilutive, unexercised stock options in each such period. In November 1997, the Company's stockholders approved a one-for-five reverse split of the Company's Common Stock. Accordingly, all historical weighted-average share and per share amounts have been restated to reflect the reverse stock split.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments with an initial maturity of three months or less are considered to be cash and cash equivalents. The Company made interest payments of $210,000 and $42,000 for the three months ended March 31, 1998 and 1997, respectively.

Non-cash investing and financing activities for the three months ended March 31, 1998 and 1997 were as follows (in thousands):


                                                                                            1998             1997
                                                                                           ------           ------

Unrealized holding gains and losses on debt securities                                  $     --         $  5,728
Real estate acquired under earn-out agreements                                                52               --
Issuance of OP Units as consideration for the acquisition of:
     Real Estate                                                                           2,145               --
     Participating Mortgages                                                                  17               --
Receivables from minority interest in controlled subsidiaries                                319               --




D.       Real Estate

Real estate at March 31, 1998 and December 31, 1997, was as follows (in thousands):

                                          March 31,           December 31,
                                            1998                  1997
                                            ----                  ----
Land                                      $   5,640             $   5,286
Land improvements and buildings              40,436                35,689
Furniture and other equipment                   444                   444
                                          ---------             ---------
                                             46,520                41,419
Less accumulated depreciation                (1,086)                 (693)
                                          ---------             ---------

Investment in real estate, net            $  45,434             $  40,726
                                          =========             =========

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities. In connection with the acquisition of two manufactured home communities, the Company assumed the obligations under existing ground leases. Accordingly, no portion of the purchase price of these communities was allocated to land.

E.       Investments in Participating Mortgages

As of December 31, 1997, the Company had investments in and notes receivable of $15,872,000 from joint ventures in which the Company owned a 50% joint venture interest. Effective January 1, 1998, the Company sold its interest in the various joint ventures and consolidated the various notes into a single note secured by a number of manufactured home communities. The note bears 10% interest, matures in 20 years and provides for additional advances up to a maximum of $20,000,000. In addition, the Company receives additional interest up to 50% of the borrower's profit from such communities. The Company had an investment in participating mortgages of $15,930,000 as of March 31, 1998 and earnings from such mortgages of $393,000 during the three months then ended.

F.        Rental Property Joint Ventures

As of March 31, 1998 and December 31, 1997, the Company had a net investment of $9,690,000 and $9,543,000, respectively, in four contiguous manufactured home communities with 760 developed homesites and 53 homesites available for future development. The investment consists of a first mortgage loan bearing interest at 10% per annum, due in April 2001, and a second mortgage loan convertible into a 50% ownership interest in the properties. At March 31, 1998, the Company has withheld $425,000 of the second mortgage loan for future property improvements. The second mortgage loan accrues interest at 15% per annum and pays interest at 9% per annum, increasing 1% each year to a maximum of 12% per annum. The Company receives additional interest of 3% of gross revenues, increasing to 11% of gross revenues in the event of a refinancing of the properties, and 50% of net proceeds from a sale or refinancing of the properties. The Company also has the right to purchase the properties at fair value in ten years, or earlier, based on certain events. Due to the conversion features, participation in gross revenues, and the right to acquire the properties, the mortgage loans are accounted for as an equity investment in real estate. During the three months ended March 31, 1998, the Company had equity in earnings from these four manufactured home communities of $311,000.

G.       Non-agency MBS Bonds

In March 1997, the Company resecuritized its portfolio of non-agency MBS bonds by contributing them to a trust in which it retained the equity interest. In a private placement, the trust sold $199,894,000 principal amount of debt securities representing senior interests in the trust's assets. The debt securities are without recourse to the Company. The Company realized net proceeds of $67,671,000 and recorded a net gain of $5,287,000 from the sale. The Company's retained equity interest in the trust represents the first-loss class of the portfolio, providing credit support for the senior debt securities. The future cash flow from the retained equity interest is not determinable and, accordingly, no carrying value has been assigned to it. During the first quarter of 1997, the Company recognized $2,000,000 of interest income, net of discount amortization, prior to the resecuritization. The Company recorded revenues of $50,000 from the retained equity interest during the first quarter of 1998.

H.       Investment in Commercial Assets

On March 31, 1998 and December 31, 1997, the Company owned 2,761,126 shares (approximately 27%) of the Common Stock of CAX. In November 1997, CAX sold or resecuritized its entire portfolio of commercial mortgage loan securitizations of multi-family real estate ("CMBS bonds"). CAX received $77,693,000 of cash and an equity interest in an owner trust arising from the resecuritization transaction, and recognized a net gain of $5,786,000 in the fourth quarter of 1997. In March 1998, CAX acquired a 12% interest in Westrec Marina Management, Inc. ("Westrec") as the initial step in its strategy to acquire interests in marinas. Presented below is the summarized financial information of CAX as reported by CAX (in thousands):


Balance Sheets                                                                     March 31,            December 31,
                                                                                      1998                  1997
                                                                                      ----                  ----
                                                                                 (unaudited)
Cash and cash equivalents                                                        $    73,873            $    74,153
Investment in and notes receivable from Westrec and affiliates                         4,250                  1,710
CMBS bonds                                                                             1,921                  1,981
Other assets                                                                             212                    304
                                                                                 -----------            -----------
Total assets                                                                          80,256                 78,148
Total liabilities                                                                      1,549                    443
                                                                                 -----------            -----------
Stockholders' equity                                                             $    78,707            $    77,705
                                                                                 ===========            ===========




Statements of Income                                                               Three Months Ended March 31,
--------------------                                                               ----------------------------
                                                                                     1998                  1997
                                                                                     ----                  ----
Interest                                                                          $     1,053           $       111
CMBS bonds                                                                                 40                 2,044
                                                                                  -----------           -----------
   Total revenues                                                                       1,093                 2,155
                                                                                  -----------           -----------

General and administrative                                                                 86                   123
Management fees                                                                             5                   297
                                                                                  -----------           -----------
   Total expenses                                                                          91                   420
                                                                                  -----------           -----------

Net income                                                                        $     1,002           $     1,735
                                                                                  ===========           ===========

I.       Secured Notes Payable and Unsecured Short-Term Financing

Secured notes payable at March 31, 1998 and December 31, 1997 consist of $4,735,000 and $4,805,000, respectively, of notes payable which bear interest at 8.25%, and $5,832,000 and $5,872,000, respectively, of notes payable which bear interest at 7.5%. All of the notes mature in October 2000. The notes are secured by four manufactured home communities, which have net carrying values of $23,305,000 and $23,517,000, respectively, at March 31, 1998 and December 31,
1997. The scheduled payments of principal on the secured notes payable subsequent to March 31, 1998 are as follows: 1998 - $327,000, 1999 - $487,000, and 2000 - $9,753,000. The secured notes payable require escrow payments for the payment of property taxes. At March 31, 1998 and December 31, 1997, $125,000 and $34,000, respectively, was held in escrow.

The Company has a $1,000,000 unsecured line of credit with a bank through July 31, 1998. Advances under this line bear interest at prime. At March 31, 1998 and December 31, 1997, no advances were outstanding.

In 1996, the Company had a $10,000,000 revolving credit and term loan agreement with a bank. Borrowings of $3,000,000 under this credit facility were repaid and the agreement was canceled during the first quarter of 1997 as a result of the resecuritization of the non-agency MBS bonds. One of the Company's directors is a member of the Board of Directors of the parent holding company of the bank.

J.       Commitments and Contingencies

In connection with the acquisition of a manufactured home community, the Company entered into an earn-out agreement with respect to unoccupied homesites. The Company pays a $17,000 fee for each newly occupied homesite, and the recipient may elect to receive such fee in the form of cash or 946 OP Units. During the three months ended March 31, 1998, one new homesite was occupied and the Company paid $17,000 in the form of 946 OP Units. Any fees paid will be capitalized as part of the cost of the acquired community.

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

In February 1998, the Company announced that it was changing the date on which its quarterly dividends are declared from the last month of the quarter to the first month of the subsequent quarter. This change was made to allow the dividend to be based on actual results instead of estimated results. Accordingly, no dividend was declared during the first quarter of 1998. In April 1998, the Company declared a $0.25 per share dividend on the Common Stock for the first quarter of 1998. During the three months ended March 31, 1997, the Company declared and paid a $0.475 per share dividend on the Common Stock.

L.       Other Matters

In November 1997, the stockholders approved a proposal to acquire the Manager for $11,692,000, which allowed the Company to become a self-managed and self-administered REIT. As a result of such acquisition, the Company now provides management services to CAX through a management agreement (the "CAX Management Agreement") in effect through December 31, 1998. The Manager was acquired from an investor group led by Terry Considine, Thomas L. Rhodes and Bruce D. Benson. Mr. Considine is Chairman of the Board of Directors and Chief Executive Officer of both the Company and CAX. Mr. Rhodes is Vice Chairman and Mr. Benson is a director of both companies. This investment group acquired the Manager in September 1996 at the same price that they sold it to the Company in November 1997.

Prior to the Manager's acquisition by the Company, the Manager received various fees for the advisory and other services performed in connection with the management agreement between the Company and the Manager (the "AIC Management Agreement"). The Manager provided all personnel and related overhead necessary to conduct the Company's regular business. As a result of the acquisition of the Manager, the AIC Management Agreement was cancelled and the employees of the Manager are now employed by the Company. In the fourth quarter of 1997, the Company expensed the $6,553,000 portion of the acquisition price allocated to the AIC Management Agreement. Any fees earned in the future pursuant to the CAX Management Agreement will be paid to the Company. During the first quarter of 1998, the Company earned management fees of $5,000 under the CAX Management Agreement. Certain officers and directors of the Company also serve as officers, directors or both of CAX.

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

During the three months ended March 31, 1997, the Company incurred fees under the AIC Management Agreement of $277,000, including Base Fees of $46,000, Incentive Fees of $32,000, and Administrative Fees of $199,000. The Company also incurred $1,472,000 of Incentive Fees during the three months ended March 31, 1997 from its gains on the restructuring of its bonds and an additional fee of $600,000 in exchange for the Manager agreeing to continue as a loss mitigation advisor on the non-agency MBS bonds.

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

Business

Asset Investors Corporation, a Maryland corporation formed in 1986, (together with its consolidated subsidiaries, "AIC" or the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged in the ownership, acquisition, development and management of manufactured home communities. The Company's shares of Common Stock ("Common Stock") are listed on the New York Stock Exchange ("NYSE") under the symbol "AIC." The Company also owns approximately 27% of the common stock of Commercial Assets, Inc. ("CAX"). CAX is a publicly-traded REIT (American Stock Exchange, Inc.: CAX). In May 1997, the Company contributed all of its net assets to Asset Investors Operating Partnership, L.P. (the "Operating Partnership") in exchange for the sole general partner interest in the Operating Partnership and all of the Operating Partnership's initial capital. As of March 31, 1998, the Company owned 78% of the Operating Partnership.

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

Modern manufactured home communities are similar to typical residential subdivisions containing centralized entrances, paved streets, curbs and gutters and parkways. The communities frequently provide a clubhouse for social and recreation activities and other amenities, which may include golf courses, swimming pools, shuffleboard courts and laundry facilities. Utilities are provided or arranged for by the owner of the community. Community lifestyles, primarily promoted by resident managers, include a wide array of social activities that serve to promote a sense of neighborhood. The communities provide an attractive and affordable housing alternative for retirees, empty nesters and start-up or single-parent families.

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

Recent Developments

Manufactured Home Community Acquisitions

During  the  first  quarter  of  1998,  AIC  acquired  interests  in  two  adult manufactured home communities, for total consideration of $5.1 million consisting of $2.9 million in cash, and units of limited partnership interests in the Operating Partnership ("OP Units") with a total recorded value of $2.2 million. As of March 31, 1998, the Company has interests in 20 adult manufactured home communities, one recreational vehicle park and one golf course adjacent to one of the Company's communities. The communities consist of 2,971 developed homesites, 758 sites ready for homes, 1,842 sites available for future development and 377 recreational vehicle sites. Of such properties, 14 communities are located in Florida, four are in Arizona and one each is in Pennsylvania and New Jersey. The recreational vehicle park is in California.

President and Chief Operating Officer

In February 1998, Mr. Bruce Moore became AIC's President and Chief Operating Officer. Mr. Moore has over 20 years experience in various aspects of the real estate industry including manufactured home communities. Mr. Moore is employed for a period of three years and, in lieu of cash salary, was granted 10-year options to purchase 250,000 shares of Common Stock, subject to stockholders' approval of an increase in the number of shares of Common Stock covered by the Company's Stock Option Plan. The options vest in three equal, annual installments commencing in February 1999.

Growth and Operating Strategies

The Company measures its economic profitability based on Funds From Operations ("FFO"). The Company's management believes that FFO provides investors with an understanding of the Company's ability to incur and service debt and make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO in a manner consistent with the NAREIT definition, which includes adjustments for minority interest in the Operating Partnership and amortization of goodwill related to controlled management contracts, including the investment advisory agreement between an AIC subsidiary and CAX. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs.

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

Expansion of Existing Communities

The Company also seeks to increase the number of homesites and earnings generated from its existing portfolio of manufactured home communities and from future acquisitions by expanding the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. As of March 31, 1998, the Company has an interest in eight communities with 758 sites ready for homes and 1,842 sites available for future development.

Properties

The manufactured home communities in which the Company has interests in are primarily located in Florida and Arizona. The following table sets forth certain information as of March 31, 1998, with respect to the Company's principal markets:


                                                                             Number of Sites
                                                      -------------------------------------------------------------
                                                                                     Available for
                                        Number of                      Ready for        Future        Recreational
                                       Communities      Developed        Homes        Development       Vehicles
                                       -----------      ---------        -----        -----------       --------
Florida                                      14            2,405          758             1,789              --
Arizona                                       4              448           --                53             312
New Jersey                                    1               90           --                --              --
Pennsylvania                                  1               28           --                --              --
California                                    1               --           --                --              65
                                            ---           ------         ----            ------            ----
   Total                                     21            2,971          758             1,842             377
                                            ===            =====         ====            ======            ====




                                                                         Average
                                                                         Monthly
                                              Developed                    Rent    Recreational    Sites Ready    Sites Available
  Community            Location               Homesites   Occupancy (1)  per Site  Vehicle Sites    for Homes     for Development
 --------------------------------------------------------------------------------------------------------------------------------
 Owned, Participating Mortgage and Joint
   Venture Communities
 Cardinal Court    Largo, FL                       138        99%          $252          --             --               --
 Forest View       Homosassa, FL                   181       100            220          --            130 (2)           --
 Marina Dunes      Marina, CA                       --        --             --          65             --               --
 Park Royale       Pinellas Park, FL               258        96            336          --             51 (2)           --
 Pinewood          St. Petersburg, FL              220        98            277          --             --               --
 Pleasant Living   Riverview, FL                   243       100            251          --             --               --
 Stonebrook        Homosassa, FL                   120        99            230          --             98 (2)           --
 Sun Valley        Tarpon Springs, FL              261       100            329          --             --               --
 Westwind I        Dunedin, FL                     195        99            345          --             --               --
 Westwind II       Dunedin, FL                     189        99            369          --             --               --
 Mullica Woods     Egg Harbor City, NJ              90       100            422          --             --               --
 Salem Farm        Bensalem, PA                     28       100            392          --             --               --
 Apache Acres      Apache Junction, AZ (3)          34       100            180          97             --               --
 Blue Star         Apache Junction, AZ (3)          28       100            198         108             --               --
 Lost Dutchman     Apache Junction, AZ (3)         122       100            234         107             --               53
 Sun Valley        Apache Junction, AZ (3)         264       100            216          --             --               --
 Brentwood         Hudson, FL (2)                   67        84            191          --             79               74
 Casa del Mar      Punta Gorda, FL (2)             103       100            223          --            140              212
 Royal Palm        Haines City, FL (2)             218        99            204          --             68              175
 Savanna Club      Port St. Lucie, FL (2)            1       100            155          --             --            1,328
 Sun Lake          Grand Island, FL (2)            211       100            280          --            192               --
                                               -------------------------------------------------------------------------------------
                                                 2,971        99%          $265         377            758            1,842
                                               =====================================================================================

 Managed Communities
 Countryside       Brooksville, FL                  73       100%          $134          --             38               --
 Edgewater         Seminole, FL                    130       100            163          --             --               --
 Golden Crest      Dunedin, FL                     176        99            332          --             --               --
 Lakewood          Vero Beach, FL                  329        98            284          --             47               --
 Windward          Spring Hill, FL                 192       100            232          --             62               --
                                               -------------------------------------------------------------------------------------
                                                   900        99%          $252          --            147               --
                                               =====================================================================================

(1)  Excludes recreational vehicle sites, which are leased on a seasonal basis.
(2) The Company holds a note receivable secured by the communities. The note earns interest and participates in profits from the communities.
(3) The Companyhas convertible notes receivable secured by the communities. The investment is accounted for as a joint venture.

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

If the Company qualifies for taxation as a REIT, it will generally not be subject to federal corporate income tax on its net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that generally results from investment in a corporation. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to federal income tax at regular corporate rates (including any applicable alternative minimum tax). The Company has a NOL carryover of approximately $95 million that could be used in the event that the Company fails to qualify as a REIT. Even if the Company qualifies as a REIT, it may be subject to certain state and local income and other taxes and to federal income and excise taxes on its undistributed income.

If in any taxable year the Company fails to qualify as a REIT and incurs a tax liability, the Company might need to borrow funds or liquidate certain investments in order to pay the applicable tax and the Company would not be compelled under the Code to make distributions. Unless entitled to relief under certain statutory provisions, the Company would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although the Company currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause the Company to fail to qualify as a REIT or may cause the Board of Directors to revoke the REIT election.

The Company and its stockholders may be subject to state or local taxation in various jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its stockholders may not conform to the federal income tax treatment.

NOL and Capital Loss Carryovers

At March 31, 1998, the Company's NOL carryover was approximately $95,000,000 and its capital loss carryover was approximately $35,000,000. The NOL carryover may be used to offset all or a portion of the Company's REIT income, and as a result, to reduce the amount of income that the Company must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire between 1998 and 2000.

Dividend Distributions

In February 1998, the Company announced that it was changing the date on which its quarterly dividends are declared from the last month of the quarter to the first month of the subsequent quarter. This change was made to allow the dividend to be based on actual results instead of estimated results. Accordingly, no dividend was declared during the first quarter of 1998. In April 1998, the Company declared a $0.25 per share dividend on its Common Stock for the first quarter of 1998. During the three months ended March 31, 1997, the Company declared and paid a $0.475 per share dividend on its Common Stock totaling $2,360,000.

Acquisition of Manager

Prior to November 1997, the Company's daily activities were performed by Financial Asset Management LLC, (the "Manager" or "FAM") pursuant to an annual management agreement (the "AIC Management Agreement"). In addition, the Manager provided similar services to CAX pursuant to a separate agreement (the "CAX

Management Agreement") (collectively, the "Management Agreements"). In November 1997, the Company's stockholders approved the acquisition of the Manager's assets and operations also for a purchase price of $11,692,000, which was paid by issuing 676,696 OP Units. In addition, FAM will be entitled to an additional 240,000 OP Units if the Company achieves certain performance goals, including investment and share price targets, by June 1999. FAM is owned by an investor group led by Terry Considine, Thomas L. Rhodes and Bruce D. Benson. Mr. Considine is Chairman of the Board of Directors and Chief Executive Officer of both the Company and CAX. Mr. Rhodes is Vice Chairman and Mr.
Benson is a director of both companies.

Prior to the acquisition, the Manager received various fees for the advisory and other services performed in connection with the AIC Management Agreement. The Manager provided all personnel and related overhead necessary to conduct the regular business of the Company. When the Manager was acquired by the Company, the AIC Management Agreement was cancelled and the fees formerly payable by the Company to the Manager pursuant to the AIC Management Agreement ceased. Fees payable by CAX pursuant to the CAX Management Agreement, are paid to the Company. The employees of the Manager employed to perform the services under the AIC Management Agreement and the CAX Management Agreement are now employed by the Company. Certain officers and directors of the Company also serve as officers, directors or both of CAX.

As a result of the purchase of the CAX Management Agreement, the Company manages CAX's daily activities. The CAX Management Agreement has been extended through December 31, 1998 and CAX is required to pay the Company the following fees: (i) Acquisition Fees equal to 1/2 of 1% of the cost of each asset acquired by CAX;
(ii) Base Fees equal to 1% per annum of CAX's  "average  invested  assets,"  and
(iii) Incentive Fees equal to 20% of the amount by which CAX's REIT income exceeds the amount calculated by multiplying CAX's "average net worth" by the "Ten Year United States Treasury rate" plus 1%. The Company does not expect to receive material fees from the CAX Management Agreement until CAX begins to invest its resources in marinas. Although there can be no assurance of when CAX will make such investments or the amount thereof, the Company believes that CAX will begin making such investments in 1998.


                          RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED MARCH 31, 1998

Comparison of quarter ended March 31, 1998 to quarter ended March 31, 1997

Due to the change in the Company's business from investing in non-agency MBS bonds to owning and managing manufactured home communities, the results of operations for the first quarter of 1998 are not comparable to the first quarter of 1997.


Rental Property and Service Operations

During the first quarter of 1998, the Company earned $1,744,000 of rental and other property revenues, $393,000 of interest on participating mortgages and $311,000 of equity in earnings of real estate joint ventures and incurred $759,000 of property operating expenses, $34,000 of owned property management expense and $393,000 of depreciation related to the acquired communities. In addition, during the same period, the Company earned $77,000 of property management fees and other income, including $5,000 of fees earned under the CAX

Management Agreement, less $24,000 of expenses and $827,000 of amortization related to the management contracts acquired.

CAX

Income from the Company's 27% ownership interest in CAX for first quarter of 1998 and 1997 was $268,000 and $464,000, respectively. CAX reported to the Company that the decrease in income is primarily because of the restructuring of its portfolio of CMBS bonds. The proceeds from the restructuring of CAX's CMBS bond portfolio were invested in highly-liquid, short-term investments during the first quarter of 1998 which earned lower returns than the CMBS bonds. In April 1998, CAX announced that it intends to acquire marinas, and in connection with this acquisition strategy, CAX acquired a 12% interest in Westrec Marina Management, Inc. ("Westrec").

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

Income from the Company's non-agency MBS bonds decreased to $50,000 during the first quarter of 1998 compared with $2,000,000 for the same period in 1997 primarily due to the resecuritization of the bonds in March 1997. The revenues of from the non-agency MBS bonds in 1998 represent income from the retained equity interest.

Management Fees

The Company incurred $277,000 of management fees to the Manager during the first quarter of 1997. There were no management fees in 1998 due to the acquisition and cancellation of the AIC Management Agreement in November 1997.

General and Administrative Expenses

General and administrative expenses decreased slightly during the first quarter of 1998 compared with the same period in 1997. Salary, rent and other general and administrative expenses incurred by the Company as a result of the acquisition of the Manager were offset by elimination of expenses related to the non-agency MBS bonds and timing of costs associated with stockholder relations.

Interest and Other Income

Interest and other income increased significantly during the first quarter of 1998 compared with the first quarter of 1997 because of higher cash balances subsequent to the resecuritization of the non-agency MBS bonds. The average interest rate on the Company's cash investments during the first quarter of 1998 was 5.4% per annum.

Interest Expense

Interest expense of $208,000 during the first quarter of 1998 represents interest on the secured notes payable assumed with the acquisition of four manufactured home communities. Interest expense of $26,000 during the first quarter of 1997 was on the $3,000,000 of short-term borrowings outstanding at December 31, 1996 which were repaid in the first quarter of 1997.

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

Comparison of quarter ended March 31, 1998 to quarter ended December 31, 1997

Rental Property and Service Operations

Income from rental property operations was $1,262,000 during the first quarter of 1998 compared to $797,000 during the fourth quarter of 1997. The increase in income from rental property operations was due to properties acquired in the first quarter of 1998 and a full quarter of earnings on properties acquired during the fourth quarter of 1997. The Company recognized a loss from service operations of $774,000 during the first quarter of 1998 compared to a loss during the fourth quarter of 1997 of $676,000. The increased loss was primarily due to increased amortization of the CAX Management Agreement which was acquired in November 1997 and the write off of the remaining cost of management contracts on manufactured home communities which were acquired during the first quarter of 1998.

CAX

Income from the Company's 27% ownership interest in CAX for first quarter of 1998 and fourth quarter of 1997 was $268,000 and $2,051,000, respectively. CAX reported to the Company that the decrease in income is primarily because of gains from the restructuring of its portfolio of CMBS bonds recognized during the fourth quarter of 1997. In addition, the proceeds from the restructuring of CAX's CMBS bond portfolio were invested in highly-liquid, short-term investments during the first quarter of 1998 which earned lower returns than the CMBS bonds.

Non-agency MBS Bonds

Income from the Company's non-agency MBS bonds decreased to $50,000 during the first quarter of 1998 compared with $240,000 for fourth quarter of 1997. The revenues of from the non-agency MBS bonds represent income from the retained equity interest. Credit losses on the underlying collateral will likely continue to reduce earnings from the retained equity interest in the future.

Management Fees

During the fourth quarter of 1997, the Company incurred $85,000 of expense relating to management fees to the Manager prior to the acquisition of the AIC Management Agreement. Because of the Company's acquisition of the Manager, there were no management fees during the first quarter of 1998.

General and Administrative Expenses

General and administrative expenses decreased during the first quarter of 1998 compared with the fourth quarter of 1997 primarily due to non-recurring costs of approximately $100,000 incurred in the fourth quarter of 1997 related to the Company's one-for-five reverse stock split.

Interest and Other Income

Interest and other income remained stable during the first quarter of 1998 compared with the fourth quarter of 1997 because of higher other income offset by lower interest due to cash balances used to acquire manufactured home communities during these quarters. As the remaining proceeds from the resecuritization are invested into manufactured home communities, interest income is expected to continue to decline.

Interest Expense

Interest expense increased to $208,000 during the first quarter of 1998 compared to $186,000 during the fourth quarter of 1997 due to incurring a full quarter of expense in 1998 on secured notes payable that were assumed in connection with the acquisition of manufactured home communities in the fourth quarter of 1997.

Costs Incurred to Acquire Management Contract

During the fourth quarter of 1997, the Company recognized a $6,553,000 nonrecurring expense related to the Company's purchase of its management contract. The total nonrecurring expense included $6,105,000 of non-cash expense from the issuance of OP Units to the owners of the former manager.

Gain on Restructuring of Bonds

During the fourth quarter of 1997, the Company entered into a transaction for the sale of interests in other bonds that had no carrying value on the Company's books. As a result of this transaction, a net gain of $1,197,000 was recognized in the fourth quarter of 1997.

                         LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company has cash and cash equivalents of $19,417,000. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties, dividends paid to stockholders and distributions made to minority limited partners in the Operating Partnership.

Net cash provided by operating activities was $587,000 during the three months ended March 31, 1998, compared to $2,655,000 during the three months ended March 31, 1997. The decrease was primarily a result of lower net income excluding the gain on the restructuring of bonds.

Net cash used in investing activities was $2,878,000 during the first quarter of 1998 primarily related to the acquisition of manufactured home communities. During the first quarter of 1997, net cash provided by investing activities of $70,759,000 included $69,743,000 from the restructuring of the bonds.

Net cash used in financing activities decreased to $94,000 in 1998 compared to $5,354,000 in 1997, primarily due to unsecured short-term borrowings that were repaid in 1997 and the timing of the payment of dividends on Common Stock as discussed above.

Secured notes payable at March 31, 1998, consist of $4,735,000 of notes, which bear interest at 8.25% and mature in October 2000 and $5,832,000 of notes which bear interest at 7.5% and also mature in October 2000. The notes are secured by four manufactured home communities, and were assumed by the Company at the time the related communities were acquired. The secured notes payable require escrow payments for the payment of property taxes.
At March 31, 1998, $125,000 was held in such escrow accounts.

The Company has a $1,000,000 unsecured line of credit with a bank through July 31, 1998. Advances under this line bear interest at the prime rate. At March 31, 1998 and December 31, 1997, no advances were outstanding on this line of credit.

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

Exhibit No.       Description


    27             Financial Data Schedule.


           (b)    Reports on Form 8-K:

                  The following Current Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q:

                  Form 8-K dated January 31, 1998, reporting the formation of AIC Holdings, Inc.

                  Form 8-K dated February 27, 1998, reporting the acquisition of manufactured housing community assets.





                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ASSET INVESTORS CORPORATION
                                                   (Registrant)


Date:  May 14, 1998                                By  /s/David M. Becker
                                                       -------------------------
                                                       David M. Becker
                                                       Chief Financial Officer