Form 10-Q/A
period 1998-03-31
ASSET INVESTORS CORP
filed 1998-08-14
CIK 804138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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


This Amendment No. 1 on Form 10-Q/A for the quarterly period ended March 31, 1998 reflects the Company's change in accounting estimate for two participating mortgage loans.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES


                                   FORM 10-Q/A


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


                                      (i)





                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)


                                                          March 31, 1998 (unaudited)
                                                 ----------------------------------------------
                                                     As Previously                                      December
                                                       Reported       Change         Revised            31, 1997
                                                       --------       ------         -------            --------
ASSETS
Real estate, net of accumulated depreciation
   of $1,086 and $693                              $   45,434     $        --      $   45,434          $   40,726
Investments in participating mortgages                 15,930           9,769          25,699              15,872
Real estate joint ventures                              9,690          (9,690)             --               9,543
Cash and cash equivalents                              19,417              --          19,417              21,802
Investment in CAX                                      21,133              --          21,133              20,866
Other assets, net                                       9,751              --           9,751              10,352
                                                   ----------     -----------      ----------          ----------
    Total Assets                                   $  121,355     $        79      $  121,434          $  119,161
                                                   ==========     ===========      ==========          ==========


LIABILITIES
Secured notes payable                              $   10,567     $        --      $   10,567          $   10,677
Unsecured short-term financing                             --              --              --                  --
Accounts payable and accrued liabilities                2,051              --           2,051               2,607
                                                   ----------     -----------      ----------          ----------
                                                       12,618              --          12,618              13,284
                                                   ----------     -----------      ----------          ----------

MINORITY INTEREST IN OPERATING PARTNERSHIP             24,724              16          24,740              22,362

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 50,000
shares authorized 5,109 and 5,108 shares issued
and outstanding, respectively                              51              --              51                  51
Additional paid-in capital                            231,237              --         231,237             231,221
Dividends in excess of accumulated earnings          (147,275)             63        (147,212)           (147,757)
                                                   ----------     -----------      ----------          ----------
                                                       84,013              63          84,076              83,515
                                                   ----------     -----------      ----------          ----------
    Total Liabilities and Stockholders' Equity     $  121,355     $        79      $  121,434          $  119,161
                                                   ==========     ===========      ==========          ==========



            See Notes to Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended March 31, 1998
                                                      --------------------------------------------  Three Months
                                                                                                       Ended
                                                      As Previously                                   March 31,
RENTAL PROPERTY OPERATIONS                             Reported         Change          Revised         1997
                                                      -------------    ---------       ---------     ----------
   Rental and other property revenues                   $   1,744      $    --         $ 1,744         $      --
   Interest on participating mortgages                        393          390             783                --
   Equity in earnings of real estate joint ventures           311         (311)             --                --
   Property operating expenses                               (759)          --            (759)               --
   Owned property management expenses                         (34)          --             (34)               --
                                                        ---------      -------         -------         ---------
   Income from property operations before
     depreciation                                           1,655           79           1,734                --
   Depreciation                                              (393)          --            (393)               --
                                                        ---------      -------         -------         ---------
   Income from rental property operations                   1,262           79           1,341                --
                                                        ---------      -------         -------         ---------

   SERVICE OPERATIONS
   Property management fees and other income                   77           --              77                --
   Property management costs and other expenses               (24)          --             (24)               --
   Amortization of management contracts                      (827)          --            (827)               --
                                                        ---------      -------         -------         ---------
   Loss from service operations                              (774)          --            (774)               --
                                                        ---------      -------         -------         ---------

   OTHER ACTIVITIES
   Non-agency MBS bonds revenues                               50           --              50             2,000
   Equity in earnings of CAX                                  268           --             268               464
   Management fees to former manager                           --           --              --              (277)
                                                        ---------      -------         -------         ---------
   Income from other activities                               318           --             318             2,187
                                                        ---------      -------         -------         ---------

   General and administrative expenses                       (322)          --            (322)             (336)
   Interest and other income                                  333           --             333                52
   Interest expense                                          (208)          --            (208)              (26)
                                                        ---------      -------         -------         ---------
   INCOME BEFORE GAIN ON RESTRUCTURING OF BONDS
     AND MINORITY INTEREST                                    609           79             688             1,877
   Gain on restructuring of bonds                              --           --              --             5,287
                                                        ---------      -------         -------         ---------

   INCOME BEFORE MINORITY INTEREST                            609           79             688             7,164
   Minority interest in Operating Partnership                (127)         (16)           (143)               --
                                                        ---------      -------         -------         ---------

   NET INCOME                                           $     482      $    63         $   545         $   7,164
                                                        =========      =======         =======         =========

   BASIC EARNINGS PER SHARE                             $    0.09      $  0.02         $  0.11         $    1.44
                                                        =========      =======         =======         =========
   DILUTED EARNINGS PER SHARE                           $    0.09      $  0.02         $  0.11         $    1.43
                                                        =========      =======         =======         =========

   DIVIDENDS DECLARED PER SHARE                         $      --      $    --         $    --         $   0.475
                                                        =========      =======         =======         =========

   Weighted-Average Common Shares Outstanding               5,109        5,109           5,109             4,968
   Weighted-Average Common Shares And Common Share
     Equivalents Outstanding                                5,143        5,143           5,143             5,003



            See Notes to Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                           Three Months Ended March 31, 1998
                                                       -------------------------------------------    Three Months
                                                             As                                          Ended
                                                         Previously                                    March 31,
                                                          Reported        Change          Revised         1997
                                                        ------------    ----------      -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                            $     482     $      63       $     545        $  7,164
   Adjustments to reconcile net income to net cash
     flows from operating activities:
     Depreciation and amortization                           1,220            --           1,220              --
     Minority interest in Operating Partnership                127            16             143              --
     Amortization of non-agency MBS bonds                       --            --              --             469
     Equity in earnings of CAX                                (268)           --            (268)           (464)
     Equity in earnings of real estate joint ventures         (311)          311              --              --
     Accrued interest on participating mortgages                --          (144)           (144)             --
     Decrease in other assets                                  120            --             120             405
     Increase (decrease) in accounts payable and
        accrued liabilities                                   (783)           --            (783)          2,440
     Gain on restructuring of assets                            --            --              --          (7,359)
                                                           -------       -------         -------        --------
       Net cash provided by operating activities               587           246             833           2,655
                                                           -------       -------         -------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of real estate                                 (2,936)           --          (2,936)             --
   Investments in participating mortgages, net                (180)           --            (180)             --
   Improvements of real estate                                  (8)           --              (8)             --
   Principal collections and indemnifications on
     non-agency MBS bonds                                       --            --              --             547
   Dividends from CAX                                           --            --              --             469
   Distributions from real estate joint ventures               246          (246)             --              --
   Proceeds from the restructuring of assets                    --            --              --          69,743
                                                           -------       -------         -------        --------
   Net cash provided by (used in) investing                 (2,878)         (246)         (3,124)         70,759
                                                           -------       -------         -------        --------
     activities
  CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of Common Stock dividends                            --            --              --          (2,360)
   Decrease in unsecured short-term financings                  --            --              --          (3,000)
   Principal repayments on secured notes payable              (110)           --            (110)             --
   Proceeds from the issuance of Common Stock                   16            --              16               6
                                                          --------      --------        --------        --------
     Net cash used in financing activities                     (94)           --             (94)         (5,354)
                                                          --------      --------        --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                            (2,385)           --          (2,385)        68,060
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD
                                                            21,802            --          21,802             417
                                                          --------      --------        --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD
                                                          $ 19,417      $     --        $ 19,417        $ 68,477
                                                          ========      ========        ========        ========



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


This Amendment No. 1 on Form 10-Q/A for the quarterly period ended March 31, 1998 reflects the Company's change in accounting estimate for two participating mortgage loans (see Note E).


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

Non-cash investing and financing activities for the three months ended March 31, 1998 and 1997 were as follows (in thousands):

                                                                                           1998             1997
                                                                                         -------          ------

Unrealized holding gains and losses on debt securities                                  $     --         $  5,728
Real estate acquired under earn-out agreements                                                52               --
Issuance of OP Units as consideration for the acquisition of:
     Real Estate                                                                           2,145               --
     Participating Mortgages                                                                  17               --
Receivables from minority interest in controlled subsidiaries                                319               --


D.       Real Estate

Real estate at March 31, 1998 and December 31, 1997, was as follows (in thousands):


                                                                               March 31,           December 31,
                                                                                 1998                  1997
                                                                                 ----                  ----
Land                                                                           $   5,640             $   5,286
Land improvements and buildings                                                   40,436                35,689
Furniture and other equipment                                                        444                   444
                                                                               ---------             ---------
                                                                                  46,520                41,419
Less accumulated depreciation                                                     (1,086)                 (693)
                                                                               ---------             ---------

Investment in real estate, net                                                 $  45,434             $  40,726
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

In addition, the Company has first and second mortgage loans secured by four contiguous manufactured home communities in Arizona. The first mortgage loan bears 10% interest. The second mortgage loan accrues 15% interest and pays 9% interest through July 1998, with the pay rate increasing 1% each year thereafter to a maximum of 12% per annum. Both loans mature in April 2001. The Company receives additional interest of 3% of gross revenues, increasing to 11% of gross revenues in the event of a refinancing of the communities, and 50% of net proceeds from a sale or refinancing of the properties. In 1997, the mortgage loans were accounted for as an equity investment in real estate. Effective January 1, 1998, the Company reclassified the investment to participating mortgages.

As of March 31, 1998, the Company had investments in participating mortgages of $25,699,000, and it recognized earnings of $783,000 during the three months then ended from these mortgages.

Rental Property Joint Ventures

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

G.       Investment in Commercial Assets

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
                                                                                 ===========            ===========

H.       Secured Notes Payable and Unsecured Short-Term Financing

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

I.       Commitments and Contingencies

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

J.       Common Stock and Dividends

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

K.       Other Matters

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

Properties

The manufactured home communities in which the Company has interests in are primarily located in Florida and Arizona. The following table sets forth certain information as of March 31, 1998, with respect to the Company's principal markets:


                                                                             Number of Sites
                                                      -----------------------------------------------------------
                                                                                   Available for
                                        Number of                    Ready for        Future         Recreational
                                       Communities      Developed      Homes        Development        Vehicles
                                       -----------      ---------      -----        -----------         --------
Florida                                    14            2,405          758             1,789              --
Arizona                                     4              448           --                53             312
New Jersey                                  1               90           --                --              --
Pennsylvania                                1               28           --                --              --
California                                  1               --           --                --              65
                                          ---           ------         ----            ------            ----
   Total                                   21            2,971          758             1,842             377
                                          ===           ======         ====            ======            ====



                                                                        Average
                                                                        Monthly
                                             Developed                    Rent    Recreational    Sites Ready    Sites Available
 Community            Location               Homesites   Occupancy (1)  per Site  Vehicle Sites    for Homes    for Development
---------------------------------------------------------------------------------------------------------------------------------
Owned, Participating Mortgage and Joint
  Venture Communities
Cardinal Court    Largo, FL                       138        99%          $252          --             --               --
Forest View       Homosassa, FL                   181       100            220          --            130 (2)           --
Marina Dunes      Marina, CA                       --        --             --          65             --               --
Park Royale       Pinellas Park, FL               258        96            336          --             51 (2)           --
Pinewood          St. Petersburg, FL              220        98            277          --             --               --
Pleasant Living   Riverview, FL                   243       100            251          --             --               --
Stonebrook        Homosassa, FL                   120        99            230          --             98 (2)           --
Sun Valley        Tarpon Springs, FL              261       100            329          --             --               --
Westwind I        Dunedin, FL                     195        99            345          --             --               --
Westwind II       Dunedin, FL                     189        99            369          --             --               --
Mullica Woods     Egg Harbor City, NJ              90       100            422          --             --               --
Salem Farm        Bensalem, PA                     28       100            392          --             --               --
Apache Acres      Apache Junction, AZ (3)          34       100            180          97             --               --
Blue Star         Apache Junction, AZ (3)          28       100            198         108             --               --
Lost Dutchman     Apache Junction, AZ (3)         122       100            234         107             --               53
Sun Valley        Apache Junction, AZ (3)         264       100            216          --             --               --
Brentwood         Hudson, FL (2)                   67        84            191          --             79               74
Casa del Mar      Punta Gorda, FL (2)             103       100            223          --            140              212
Royal Palm        Haines City, FL (2)             218        99            204          --             68              175
Savanna Club      Port St. Lucie, FL (2)            1       100            155          --             --            1,328
Sun Lake          Grand Island, FL (2)            211       100            280          --            192               --
                                              ===================================================================================
                                                2,971        99%          $265         377            758            1,842
                                              ===================================================================================

Managed Communities
Countryside       Brooksville, FL                  73       100%          $134          --             38               --
Edgewater         Seminole, FL                    130       100            163          --             --               --
Golden Crest      Dunedin, FL                     176        99            332          --             --               --
Lakewood          Vero Beach, FL                  329        98            284          --             47               --
Windward          Spring Hill, FL                 192       100            232          --             62               --
                                              ===================================================================================
                                                  900        99%          $252          --            147               --
                                              ===================================================================================

(1) Excludes recreational vehicle sites, which are leased on a seasonal basis.
(2) The Company holds a note receivable secured by the communities. The note earns interest and participates in profits from the communities.
(3) The Company has convertible notes receivable secured by the communities. The investment is accounted for as a joint venture.

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


Rental Property and Service Operations

During the first quarter of 1998, the Company earned $1,744,000 of rental and other property revenues and $783,000 of interest on participating mortgages and incurred $759,000 of property operating expenses, $34,000 of owned property management expense and $393,000 of depreciation related to the acquired communities. In addition, during the same period, the Company earned $77,000 of property management fees and other income, including $5,000 of fees earned under the CAX Management Agreement, less $24,000 of expenses and $827,000 of amortization related to the management contracts acquired.

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

Comparison of quarter ended March 31, 1998 to quarter ended December 31, 1997

Rental Property and Service Operations

Income from rental property operations was $1,341,000 during the first quarter of 1998 compared to $797,000 during the fourth quarter of 1997. The increase in income from rental property operations was due to properties acquired in the first quarter of 1998 and a full quarter of earnings on properties acquired during the fourth quarter of 1997. The Company recognized a loss from service operations of $774,000 during the first quarter of 1998 compared to a loss during the fourth quarter of 1997 of $676,000. The increased loss was primarily due to increased amortization of the CAX Management Agreement which was acquired in November 1997 and the write off of the remaining cost of management contracts on manufactured home communities which were acquired during the first quarter of 1998.

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

Net cash provided by operating activities was $833,000 during the three months ended March 31, 1998, compared to $2,655,000 during the three months ended March 31, 1997. The decrease was primarily a result of lower net income excluding the gain on the restructuring of bonds.

Net cash used in investing activities was $3,124,000 during the first quarter of 1998 primarily related to the acquisition of manufactured home communities. During the first quarter of 1997, net cash provided by investing activities of $70,759,000 included $69,743,000 from the restructuring of the bonds.

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

                                                  ASSET INVESTORS CORPORATION
                                                  (Registrant)


Date:  August 14, 1998                          By  /s/David M. Becker
                                                    --------------------------
                                                    David M. Becker
                                                    Chief Financial Officer