Form 10-Q
period 1998-06-30
ASSET INVESTORS CORP
filed 1998-08-14
CIK 804138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

As of August 7, 1998, 5,136,840 shares of Asset Investors Corporation Common Stock were outstanding.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION:

    Item 1. Condensed Consolidated Financial Statements:                    Page

            Balance Sheets as of June 30, 1998 (unaudited)
            and December 31, 1997............................................  1

            Statements of Income for the three and six months ended
            June 30, 1998 and 1997 (unaudited)...............................  2

            Statements of Cash Flows for the six months ended
            June 30, 1998 and 1997 (unaudited)...............................  3

            Notes to Financial Statements (unaudited)........................  4

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 12

PART II.  OTHER INFORMATION:

    Item 4. Submission of Matters to a Vote of Security Holders.............. 23

    Item 6. Exhibits and Reports on Form 8-K................................. 23



                                      (i)




                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)

                                                                                    June 30             December 31,
                                                                                      1998                  1997
                                                                                      ----                  ----
                                                                                  (unaudited)
ASSETS
Real estate, net of accumulated depreciation of $1,581 and $693                    $   67,729            $   40,726
Investments in participating mortgages                                                 27,838                25,415
Cash and cash equivalents                                                               1,971                21,802
Investment in CAX                                                                      21,037                20,866
Other assets, net                                                                       9,884                10,352
                                                                                   ----------            ----------
       Total Assets                                                                $  128,459            $  119,161
                                                                                   ==========            ==========

LIABILITIES
Secured notes payable                                                              $   10,456            $   10,677
Secured short-term financing                                                            7,000                    --
Accounts payable and accrued liabilities                                                2,882                 2,607
                                                                                   ----------            ----------
                                                                                       20,338                13,284
                                                                                   ----------            ----------

MINORITY INTEREST IN OPERATING PARTNERSHIP                                             24,558                22,362

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 50,000 shares authorized 5,117
   and 5,108 shares issued and outstanding, respectively                                   51                    51
Additional paid-in capital                                                            231,376               231,221
Dividends in excess of accumulated earnings                                          (147,864)             (147,757)
                                                                                   ----------            ----------
                                                                                       83,563                83,515
                                                                                   ----------            ----------
       Total Liabilities and Stockholders' Equity                                  $  128,459            $  119,161
                                                                                   ==========            ==========


            See Notes to Condensed Consolidated Financial Statements.



                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                             Three Months Ended             Six Months Ended
                                                                  June 30,                       June 30,
                                                           -----------------------       -----------------------
                                                             1998           1997           1998           1997
                                                           ---------     ---------       ---------     ---------
   RENTAL PROPERTY OPERATIONS
   Rental and other property revenues                      $  2,108       $    568       $  3,852       $    568
   Interest on participating mortgages                          764             --          1,547             --
   Property operating expenses                                 (807)          (243)        (1,600)          (243)
                                                           --------       --------       --------       --------
   Income from property operations before depreciation        2,065            325          3,799            325
   Depreciation                                                (495)          (130)          (888)          (130)
                                                           --------       ---------      --------       --------
   Income from rental property operations                     1,570            195          2,911            195
                                                           --------       --------       --------       --------

   SERVICE OPERATIONS
   Property management fees and other income                     62             23            139             23
   Property management costs and other expenses                 (22)           (15)           (46)           (15)
   Amortization of management contracts                        (689)           (19)        (1,516)           (19)
                                                           --------       --------       --------       --------
   Loss from service operations                                (649)           (11)        (1,423)           (11)
                                                           --------       --------       --------       --------

   OTHER ACTIVITIES
   Non-agency MBS bonds revenues                                 --            450             50          2,450
   Equity in earnings of CAX                                    266            484            534            948
   Management fees to former manager                             --            (97)            --           (374)
                                                           --------       --------       --------       --------
   Income from other activities                                 266            837            584          3,024
                                                           --------       --------       --------       --------

   General and administrative expenses                         (336)           (87)          (658)          (423)
   Interest and other income                                    219            795            552            847
   Interest expense                                            (268)           (55)          (476)           (81)
                                                           --------       --------       --------       --------

   INCOME BEFORE GAIN ON RESTRUCTURING OF BONDS AND
     MINORITY INTEREST                                          802          1,674          1,490          3,551
   Gain on restructuring of bonds                                --             --             --          5,287
                                                           --------       --------       --------       --------

   INCOME BEFORE MINORITY INTEREST                              802          1,674          1,490          8,838
   Minority interest in Operating Partnership                  (175)            --           (318)            --
                                                           --------       --------       --------       --------

   NET INCOME                                              $    627       $  1,674       $  1,172       $  8,838
                                                           ========       ========       ========       ========

   BASIC EARNINGS PER SHARE                                $    .12       $    .32       $    .23       $   1.76
                                                           ========       ========       ========       ========
   DILUTED EARNINGS PER SHARE                              $    .12       $    .32       $    .23       $   1.75
                                                           ========       ========       ========       ========

   DIVIDENDS DECLARED PER SHARE                            $   .250       $   .300       $   .250       $   .775
                                                           ========       ========       ========       ========

   Weighted-Average Common Shares Outstanding                 5,115          5,012          5,112          4,990
   Weighted-Average Common Shares and Common Share
     Equivalents Outstanding                                  5,142          5,035          5,142          5,020


            See Notes to Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      Six Months Ended June 30,
                                                                                       1998             1997
                                                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                      $   1,172         $   8,838
   Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and amortization                                                     2,404               149
     Minority interest in Operating Partnership                                          318                --
     Amortization of non-agency MBS bonds                                                 --               469
     Equity in earnings of CAX                                                          (534)             (948)
     Accrued interest on participating mortgages                                        (394)               --
     Increase in other assets                                                           (639)             (197)
     Increase in accounts payable and accrued liabilities                                 47               107
     Gain on restructuring of assets                                                      --            (7,359)
                                                                                     -------           -------
       Net cash provided by operating activities                                       2,374             1,059
                                                                                     -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of real estate                                                          (25,556)          (22,871)
   Investments in participating mortgages, net                                        (2,012)               --
   Capital replacements                                                                 (175)               --
   Principal collections and indemnifications on non-agency MBS bonds
                                                                                          --               547
   Dividends from CAX                                                                    359               939
   Proceeds from the restructuring of assets                                              --            69,743
                                                                                   ---------         ---------
     Net cash provided by (used in) investing activities                             (27,384)           48,358
                                                                                   ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of Common Stock dividends                                                  (1,279)           (3,874)
   Payment of distributions to minority interest in Operating Partnership
                                                                                        (356)               (6)
   Proceeds from secured short-term financing                                          7,000                --
   Principal paydown on secured short-term financing                                      --            (3,000)
   Principal paydown on secured notes payable                                           (221)              (22)
   Proceeds from the issuance of Common Stock                                             35                11
                                                                                  ----------        ----------
     Net cash provided by (used in) financing activities                               5,179            (6,891)
                                                                                  ----------        ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                     (19,831)           42,526
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      21,802               417
                                                                                  ----------        ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $    1,971        $   42,943
                                                                                  ==========        ==========


            See Notes to Condensed Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.       The Company

Asset Investors Corporation ("AIC" and, together with its subsidiaries, the "Company") is a Maryland corporation that owns and operates manufactured home communities and has elected to be taxed as a real estate investment trust ("REIT"). The Company's Common Stock, par value $.01 per share, is listed on the New York Stock Exchange under the symbol "AIC." In May 1997, the Company contributed its net assets to Asset Investors Operating Partnership, L.P. (the "Operating Partnership") in exchange for the sole general partner interest in the Operating Partnership. AIC held a 78% interest in the Operating Partnership as of June 30, 1998. The Operating Partnership also owns the non-voting capital stock of both AIC Manufactured Housing Corp. ("AICMHC") and AIC Management Corp. ("Management Corp.") and approximately 27% of the Common Stock of Commercial Assets, Inc. ("CAX"). AICMHC owns interests in manufactured home community management contracts, and Management Corp. owns the management agreement pursuant to which it manages CAX. CAX is a publicly-traded REIT (American Stock Exchange, Inc.: CAX) formed by the Company in August 1993.

Prior to 1997, the Company owned debt interests in residential mortgage loan securitizations collateralized by pools of non-conforming (non-agency guaranteed) single-family mortgage loans ("non-agency MBS bonds"). In February 1997, the Company decided to restructure the Company's asset base and redeploy its assets in an attempt to both reduce risks associated with the Company's non-agency MBS bonds and maximize long-term, risk-adjusted returns to stockholders. In March 1997, the Company contributed its portfolio of non-agency MBS bonds into an owner trust in a structured transaction in which the Company received $67,671,000 cash proceeds and retained a small equity interest.
Subsequently, the Company has acquired interests in 21 manufactured home communities and two recreational vehicle parks with approximately 3,670 developed homesites, 380 recreational vehicle sites, 750 sites ready for homes and 1,790 sites available for future development.

Prior to November 1997, the Company was managed by Financial Asset Management LLC (the "Manager"). An investor group led by Terry Considine, Thomas L. Rhodes and Bruce D. Benson acquired the Manager in September 1996. Mr. Considine is the Chairman and Chief Executive Officer of both the Company and CAX. Mr. Rhodes is Vice Chairman and Mr. Benson is a director of both the Company and CAX. In November 1997, the Company's stockholders approved the acquisition of the assets and operations of the Manager in order to become a self-managed and self-administered REIT. The $11,692,000 purchase price was paid by issuing 676,700 limited partnership units of the Operating Partnership ("OP Units") plus up to 240,000 additional OP Units if certain performance goals, including investment and share price targets, are achieved by the Company within a specified time period.

B.       Presentation of Financial Statements

The Condensed Consolidated Financial Statements of the Company presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 1998, and for the three and six months then ended and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. These statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made in the Condensed Consolidated Financial Statements to conform to the classifications currently used. The effect of such reclassifications on amounts previously reported is immaterial.

C.       Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership and all majority-owned subsidiaries. The minority interest in the Operating Partnership represents the OP Units which are redeemable at the option of the holder. When a holder elects to redeem OP Units, the Company determines whether such OP Units will be redeemed for cash or shares of Common Stock. The holders of OP Units receive the same amount per OP Unit in distributions as the holders of Common Stock receive in dividends. As of June 30, 1998, 1,425,000 OP Units were outstanding. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in CAX is recorded under the equity method.

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

When conditions exist which indicate that the carrying amount of a property may be impaired, the Company will evaluate the recoverability of its net investment in the property by assessing current and future levels of income and cash flows. As of June 30, 1998, there has been no impairment of the Company's investment in rental properties.

Amortization

Included in other assets is the cost related to the acquisition of management contracts, which is being amortized over a period of three years.

Revenue Recognition

The Company derives its income from the rental of homesites. The leases entered into by residents for the rental of the site are generally for terms not longer than one year and the rental revenues associated with the leases are recognized when earned and due from residents. Property management revenues for services provided to communities not owned by the Company are recognized when earned.

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

At June 30, 1998, the Company's net operating loss ("NOL") carryover was approximately $95,000,000 and its capital loss carryover was approximately $35,000,000. The NOL carryover may be used to offset all or a portion of the Company's REIT income, and as a result, to reduce the amount that the Company must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire between 1998 and 2000.

In November 1997, the Company incorrectly documented a transaction. The effect of which was that the Company was not in compliance with the requirements necessary to maintain its status as a REIT. In June 1998, the Company received confirmation from the Internal Revenue Service that its status as a REIT has not been terminated as a result of the incorrect documentation of the transaction in 1997.

Earnings Per Share

Basic earnings per share for the three and six months ended June 30, 1998 and 1997 are based upon the weighted-average number of shares of Common Stock outstanding during each such period. Diluted earnings per share reflect the effect of any dilutive, unexercised stock options in each such period. In November 1997, the Company's stockholders approved a one-for-five reverse split of the Company's Common Stock. Accordingly, all historical weighted-average share and per share amounts have been restated to reflect the reverse stock split.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments with an initial maturity of three months or less are considered to be cash and cash equivalents. The Company paid $417,000 and $63,000 in interest during the six months ended June 30, 1998 and 1997, respectively.

Non-cash investing and financing activities for the six months ended June 30, 1998 and 1997 were (in thousands):


                                                                                           1998             1997
                                                                                           ----             ----
Unrealized holding gains and losses on debt securities                                  $    --         $  5,475
Real estate acquired under earn-out agreements                                               52               --
Issuance of Common Stock for services                                                       120              101
Consideration for acquisition of real estate:
     Issuance of Common Stock                                                                --            1,250
     Assumption of secured notes payable                                                     --            4,962
     Issuance of OP Units                                                                 2,145              316
Issuance of OP Units for Participating Mortgages                                             17               --
Receivables from minority interest in subsidiaries                                          319               --


D.       Real Estate

Real estate at June 30, 1998 and December 31, 1997, was (in thousands):

                                                                               June 30,            December 31,
                                                                                 1998                  1997
                                                                                 ----                  ----
Land                                                                           $   7,704             $   5,286
Land improvements and buildings                                                   61,160                35,689
Furniture and other equipment                                                        446                   444
                                                                               ---------             ---------
                                                                                  69,310                41,419
Less accumulated depreciation                                                     (1,581)                 (693)
                                                                               ---------             ---------
Investment in real estate, net                                                 $  67,729             $  40,726
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

As of June 30, 1998, the Company had investments in participating mortgages of $27,838,000. During the three and six months ended June 30, 1998, the Company had earnings of $764,000 and $1,547,000, respectively, from these mortgages.

F.       Non-agency MBS Bonds

In March 1997, the Company resecuritized its portfolio of non-agency MBS bonds by contributing them to a trust in which it retained the equity interest. In a private placement, the trust sold $199,894,000 principal amount of debt securities representing senior interests in the trust's assets. The debt securities are without recourse to the Company. The Company realized net proceeds of $67,671,000 and recorded a net gain of $5,287,000 from the sale. The Company's retained equity interest in the trust represents the first-loss class of the portfolio, providing credit support for the senior debt securities. The future cash flow from the retained equity interest is not determinable and, accordingly, no carrying value has been assigned to it. During the three and six months ended June 30 1997, the Company recognized $450,000 and $2,450,000 of interest income from the non-agency MBS bonds, respectively. The Company recorded revenues of $0 and $50,000, respectively, from the retained equity interest during the three and six months ended June 30, 1998.

G.       Investment in Commercial Assets

On June 30, 1998 and December 31, 1997, the Company owned 2,761,126 shares (approximately 27%) of the Common Stock of CAX. In November 1997, CAX sold or resecuritized its entire portfolio of commercial mortgage loan securitizations of multi-family real estate ("CMBS bonds"). CAX received $77,693,000 of cash and an equity interest in an owner trust arising from the resecuritization transaction, and recognized a net gain of $5,786,000 in the fourth quarter of 1997. Summarized financial information of CAX as reported by CAX is (in thousands):






Balance Sheets                                                                     June 30,             December 31,
                                                                                     1998                   1997
                                                                                     ----                   ----
                                                                                 (unaudited)
Cash and cash equivalents                                                        $    14,322            $    74,153
Short-term investments                                                                57,978                     --
Investment in and notes receivable from Westrec and affiliates                         4,290                  1,710
CMBS bonds                                                                             1,855                  1,981
Other assets                                                                             583                    304
                                                                                 -----------            -----------
Total assets                                                                          79,028                 78,148
Total liabilities                                                                        532                    443
                                                                                 -----------            -----------
Stockholders' equity                                                             $    78,496            $    77,705
                                                                                 ===========            ===========



Statements of Income                            Three Months Ended June 30,           Six Months Ended June 30,
                                                ---------------------------           -------------------------
                                                  1998               1997                1998               1997
                                                  ----               ----                ----               ----
Interest                                       $     1,042        $        49         $     2,095        $       160
CMBS bonds                                              44              2,193                  84              4,237
                                               -----------        -----------         -----------        -----------
   Total revenues                                    1,086              2,242               2,179              4,397
                                               -----------        -----------         -----------        -----------

General and administrative                              88                121                 174                244
Management fees                                         12                311                  17                608
                                               -----------        -----------         -----------        -----------
   Total expenses                                      100                432                 191                852
                                               -----------        -----------         -----------        -----------
Net income                                             986              1,810               1,988              3,545
Unrealized holding gains on CMBS bonds
                                                        --                943                  --              1,958
                                               -----------        -----------         -----------        -----------
Comprehensive income                           $       986        $     2,753         $     1,988        $     5,503
                                               ===========        ===========         ===========        ===========


H.       Secured Notes Payable

Secured notes payable at June 30, 1998 and December 31, 1997 consist of $4,665,000 and $4,805,000, respectively, of non-recourse notes payable which bear 8.25% interest and $5,791,000 and $5,872,000, respectively, of non-recourse notes payable which bear 7.5% interest. All of the notes mature in October 2000. The notes are secured by four manufactured home communities, which have net carrying values of $23,206,000 and $23,517,000, respectively, at June 30, 1998 and December 31, 1997. The scheduled payments of principal on the secured notes payable subsequent to June 30, 1998 are as follows: 1998 - $216,000, 1999 -
$487,000, and 2000 - $9,753,000. The secured notes payable require escrow payments for the payment of property taxes. At June 30, 1998 and December 31, 1997, $217,000 and $34,000, respectively, was held in escrow.

I.       Secured Short-Term Financing

In June 1998, the Company borrowed $7,000,000 of secured short-term financing in connection with the acquisition of a manufactured home community. The note bears 11% interest, secured by the acquired community and $10,000,000 of participating mortgages, and matures in December 1998. In July 1998, the Company repaid this note (see Note M).

In 1996, the Company had a $10,000,000 secured revolving credit and term loan agreement with a bank. Borrowings of $3,000,000 under this credit facility were repaid and the agreement was canceled during the first quarter of 1997.

J.       Commitments and Contingencies

The Company has a $1,000,000 unsecured line of credit with a bank through July 31, 1998. Advances under this line bear interest at prime. At June 30, 1998 and December 31, 1997, no advances were outstanding.

In connection with a participating mortgage on a manufactured home community, the Company entered into an earn-out agreement with respect to unoccupied homesites. The Company advances an additional $17,000 pursuant to the participating mortgage for each newly occupied homesite either in the form of cash or 946 OP Units, as determined by the borrower. One new homesite was occupied during each of the first and second quarters of 1998 and the Company advanced the applicable amount in the form of OP Units and cash during the first and second quarters of 1998, respectively.

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

In February 1998, the Company announced that it was changing the date on which its quarterly dividends are declared from the last month of the quarter to the first month of the subsequent quarter. This change was made to allow the dividend to be based on actual results instead of estimated results. Accordingly, no dividend was declared during the first quarter of 1998. In April and July 1998, the Company declared a $0.25 per share dividend on the Common Stock for the first and second quarters of 1998. Concurrently, the Operating Partnership declared a $0.25 per OP Unit distribution for the first and second quarters of 1998. During the three and six months ended June 30, 1997, the Company declared $0.30 and $0.775, respectively, per share dividends on the Common Stock, and the Operating Partnership declared a $0.30 per OP Unit distribution for the second quarter of 1997. The Operating Partnership did not exist during the first quarter of 1997.

L.       Other Matters

Prior to November 1997, the Manager provided all personnel and related overhead necessary to conduct the Company's activities in exchange for various fees provided for in the management agreement between the Company and the Manager (the "AIC Management Agreement"). In November 1997, the Company's stockholders approved the purchase of the Manager's assets and operations for $11,692,000 in order for the Company to become a self-managed and self-administered REIT. The purchase price and related costs were allocated $6,553,000 to the AIC Management Agreement and $5,936,000 to a management agreement pursuant to which the Company now provides management services to CAX (the "CAX Management Agreement"). The Manager is owned by an investor group involving Terry Considine, Thomas L. Rhodes and Bruce D. Benson. Mr. Considine is Chairman of the Board of Directors and Chief Executive Officer of both the Company and CAX. Mr. Rhodes is Vice Chairman and Mr. Benson is a director of both companies. This investment group acquired the Manager in September 1996 at the same price at which they sold its assets and operations to the Company in November 1997.

As a result of such acquisition, the Company expensed the $6,553,000 allocated to the AIC Management Agreement in the fourth quarter of 1997, and the employees of the Manager are now employed by the Company. The CAX Management Agreement has been extended through December 31, 1998, and the Company is amortizing such agreement over 36 months. During the three and six months ended June 30, 1998, the Company earned management fees of $9,000 and $12,000, respectively, under the CAX Management Agreement (net of elimination for the Company's 27% ownership of CAX). As of June 30, 1998 and December 31, 1997, the net book value of the CAX Management Agreement was $4,733,000 and $5,722,000, respectively, and is included in other assets. Certain officers and directors of the Company also serve as officers, directors or both of CAX.

Through March 31, 1997, the Manager received a "Base Fee," an "Incentive Fee" and an "Administrative Fee," all of which were payable quarterly. The Base Fee was an annual fee equal to 3/8 of 1% of the "average invested assets" of the Company for such year. The Incentive Fee was equal to 20% of the amount of the Company's net income which was in excess of the return on the Company's "average net worth" equal to the "Ten-Year U.S. Treasury rate" plus 1%. The Manager received an Administrative Fee of up to $3,500 per annum per non-agency MBS bond for certain bond administration and other related services.

In connection with the change in the Company's assets, the AIC Management Agreement was amended effective April 1, 1997, to: (i) increase the Base Fee from 3/8 of 1% to 1% per annum of "average invested assets;" (ii) provide for an acquisition fee (the "Acquisition Fee") of 0.5% of the cost of real estate investments acquired; and (iii) change the Incentive Fee to be calculated from Adjusted Funds From Operations ("AFFO") rather than net income. AFFO is generally equal to the Company's net income plus (a) depreciation of rental properties, (b) amortization of management contracts and (c) minority interest in the Operating Partnership; less capital replacement reserves. The Administrative Fee was essentially eliminated as a result of the resecuritization of the non-agency MBS bonds.

During the three and six months ended June 30, 1997, the Company incurred the following fees under the AIC Management Agreement:


                                                 Three Months Ended                      Six Months Ended
                                                    June 30, 1997                           June 30, 1997
                                               ------------------------                 ------------------
Base Fees                                           $    51,000                            $    97,000
Incentive Fees                                           21,000                                 53,000
Administrative Fees                                      25,000                                224,000
Acquisition Fees                                        152,000                                152,000
                                                    -----------                            -----------
    Total                                           $   249,000                            $   526,000
                                                    ===========                            ===========




The Company incurred $1,472,000 of additional Incentive Fees during the six months ended June 30, 1997 from its gain on the restructuring of its bonds plus an additional fee of $600,000 in exchange for the Manager agreeing to continue as a loss mitigation advisor on the non-agency MBS bonds. Such fees were charged against the Company's gain from such restructuring.

M.       Subsequent Events

In July 1998, the Company acquired three contiguous manufactured housing communities in Orlando, Florida for approximately $32,500,000. The communities have 919 developed homesites and expansion capacity for an additional 230 homesites. The Company funded the acquisition with proceeds from $39,000,000 of non-recourse, secured short-term financing on both the acquired communities and other communities in its portfolio which had a net carrying value at June 30, 1998 of $36,513,000. In addition, proceeds from the financing were used to repay the $7,000,000 of secured short-term financing outstanding at June 30, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this Report, the Company's Annual Report to Stockholders and other Company filings (collectively "SEC Filings") under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC Filings) contains or may contain information that is forward looking, including, without limitation, statements regarding projections of the Company's future financial performance, cash flow, dividends and anticipated returns on real estate investments. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of homesites; competition; the availability of real estate assets at prices which meet the Company's investment criteria; the Company's ability to reduce expense levels, implement rent increases and use leverage; and other risks set forth in the Company's Securities and Exchange Commission filings. Readers should carefully review the Company's financial statements and the notes thereto, as well as the risk factors described in the SEC Filings.

Business

Asset Investors Corporation, a Maryland corporation formed in 1986, ("AIC" and together with its consolidated subsidiaries the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged in the ownership, acquisition, development and management of manufactured home communities. AIC's shares of common stock ("Common Stock") are listed on the New York Stock Exchange ("NYSE") under the symbol "AIC." The Company also owns approximately 27% of the common stock of Commercial Assets, Inc. ("CAX"). CAX is a publicly-traded REIT (American Stock Exchange, Inc.: CAX). In May 1997, the Company contributed all of its net assets to Asset Investors Operating Partnership, L.P. (the "Operating Partnership") in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership's initial capital. As of June 30, 1998, AIC owned 78% of the Operating Partnership.

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

REIT Status

In November 1997, the Company incorrectly documented a transaction by having the Operating Partnership acquire all of the voting common stock of Asset Investors Equity, Inc. ("AIE"), a consolidated subsidiary of the Company, instead of having another subsidiary acquire AIE's voting common stock. As a result of the transaction, the Company was not in compliance with the technical requirements necessary to maintain its status as a REIT. In June 1998, the Company received confirmation from the Internal Revenue Service that its status as a REIT will not be terminated as a result of the incorrect documentation of the transaction in 1997.

Recent Developments

Manufactured Home Community Acquisitions

During  the  first  seven  months  of  1998,  AIC  acquired  interests  in seven manufactured home communities, for total consideration of $60.2 million consisting of $19 million cash, units of limited partnership interests in the Operating Partnership ("OP Units") with a total recorded value of $2.2 million and $39 million of secured short-term financing. As of July 31, 1998, the Company has interests in 24 manufactured home communities and two recreational vehicle parks. The communities consist of 4,590 developed homesites, 800 sites ready for homes, 1,960 sites available for future development and 380 recreational vehicle sites. Of such properties, 18 communities are located in Florida, four are in Arizona and one each is in Pennsylvania and New Jersey. The recreational vehicle parks are in California and Arizona.

Growth and Operating Strategies

The Company measures its economic profitability based on Funds From Operations ("FFO") and Adjusted Funds From Operations ("AFFO"). The Company's management believes that FFO and AFFO provide investors with an understanding of the Company's ability to incur and service debt and make capital expenditures. The

Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO in a manner consistent with the NAREIT definition, which includes adjustments for minority interest in the Operating Partnership and amortization of goodwill related to controlled management contracts, including the investment advisory agreement between the Company and CAX. AFFO is equal to FFO less an estimated annual reserve for capital replacements of $50 per homesite. Neither FFO nor AFFO should be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity. Neither FFO nor AFFO is necessarily indicative of cash available to fund future cash needs.

The Company's primary objective is to maximize stockholder value by increasing the amount and predictability of AFFO on a per share basis. The Company seeks to achieve this objective primarily by improving net operating income from its existing portfolio of manufactured home communities and by acquiring additional communities at values that are accretive on a per share basis. The Company intends to follow operating and financial strategies, including: (i) obtaining a geographically diverse portfolio of communities; (ii) providing a minimum $50 per homesite per year for capital replacements to maintain its communities;
(iii) utilizing long-term, fixed-rate, fully-amortizing debt; and (iv) maintaining a ratio of (a) AFFO plus interest expense to (b) interest expense of at least 2 to 1. In addition, the Company seeks to: (i) selectively acquire manufactured home communities that have potential long-term appreciation of value through, among other things, rent increases, expense efficiencies and in-park homesite absorption and development; (ii) improve the profitability of its communities through aggressive management of occupancy, community development and maintenance and expense control; (iii) develop and maintain resident satisfaction and a reputation for quality communities through maintenance of the physical condition of the communities and providing activities that improve the community lifestyle; and (iv) recruit and retain quality community management personnel.

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

Expansion of Existing Communities

The Company also seeks to increase the number of homesites and earnings generated from its existing portfolio of manufactured home communities and from future acquisitions by expanding the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. As of July 31, 1998, the Company has an interest in 11 communities with 802 sites ready for homes and 1,960 sites available for future development.

Properties

The manufactured home communities in which the Company has interests are primarily located in Florida and Arizona. The following table sets forth certain information as of July 31, 1998, with respect to the Company's communities and principal markets:


                                                                            Average
                                                                            Monthly
                                                 Developed                   Rent            RV    Sites Ready  Sites Available
 Community               Location                Homesites   Occupancy (1)  per Site        Sites   for Homes   for Development
--------------------------------------------------------------------------------------------------------------------------------
Owned and Participating Mortgage Communities
Cardinal Court       Largo, FL                       138         98%          $250           --        --               --
Forest View          Homosassa, FL                   185         98            213           --       126 (2)           --
Marina Dunes         Marina, CA                       --         --             --           65        --               --
Park Royale          Pinellas Park, FL               259         94            315           --        50 (2)           --
Pinewood             St. Petersburg, FL              220         98            273           --        --               --
Pleasant Living      Riverview, FL                   244        100            251           --        --               --
Stonebrook           Homosassa, FL                   120         97            227           --        98 (2)           --
Sun Valley           Tarpon Springs, FL              261        100            328           --        --               --
Westwind I           Dunedin, FL                     195         99            343           --        --               --
Westwind II          Dunedin, FL                     189         99            362           --        --               --
Mullica Woods        Egg Harbor City, NJ              90        100            422           --        --               --
Salem Farm           Bensalem, PA                     28        100            395           --        --               --
Serendipity          Ft. Myers, FL                   338         98            263           --        --               --
Brentwood West       Mesa, AZ                        350        100            274           --        --               --
Gulfstream Harbor    Orlando, FL                     379        100            306           --         3              171
Gulfstream Harbor II Orlando, FL                     286        100            299           --        22               --
Caribbean Cove       Orlando, FL                     255        100            267           --        31               --
Apache Acres         Apache Junction, AZ (2)          28        100            200           98        --               --
Blue Star            Apache Junction, AZ (2)          28        100            200          125        --               --
Lost Dutchman        Apache Junction, AZ (2)         125        100            236           96        --               --
Sun Valley           Apache Junction, AZ (2)         268        100            227           --        --               --
Brentwood            Hudson, FL (2)                   70         89            186           --        76               74
Casa del Mar         Punta Gorda, FL (2)             105        100            221           --       138              212
Royal Palm           Haines City, FL (2)             219         99            200           --        67              175
Savanna Club         Port St. Lucie, FL (2)            3        100            215           --        --            1,328
Sun Lake             Grand Island, FL (2)            212        100            285           --       191               --
                                                  ================================================================================
                                                   4,595         99%          $269          384       802            1,960
                                                  ================================================================================


(1) Excludes recreational vehicle sites, which are leased on a seasonal basis.
(2) The Company holds notes receivable secured by the communities. The notes earn interest and participate in profits from the communities.


                                                                             Number of Sites
                                                      ---------------------------------------------------------------
                                                                                     Available for
                                        Number of                      Ready for        Future        Recreational
                                       Communities      Developed        Homes        Development       Vehicles
                                       -----------      ---------        -----        -----------       --------
Florida                                    18            3,678            802             1,960              --
Arizona                                     5              799             --                --             319
New Jersey                                  1               90             --                --              --
Pennsylvania                                1               28             --                --              --
California                                  1               --             --                --              65
                                          ---            -----           ----            ------            ----
   Total                                   26            4,595            802             1,960             384
                                          ===            =====           ====            ======            ====


Taxation of the Company

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and the Company intends to operate in such a manner. The Company's current qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, through actual operating results, distribution levels and diversity of stock ownership. As indicated above (see "REIT Status"), the Company was not in compliance with one of the technical requirements for maintaining its status as a REIT as a result of a transaction that was incorrectly documented in November 1997. In June 1998, the Internal Revenue Service confirmed that the Company's status as a REIT has not been terminated as a result of the incorrect documentation of the transaction in 1997.

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

NOL and Capital Loss Carryovers

At June 30, 1998, the Company's NOL carryover was approximately $95,000,000 and its capital loss carryover was approximately $35,000,000. The NOL carryover may be used to offset all or a portion of the Company's REIT income, and as a result, to reduce the amount of income that the Company must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire between 1998 and 2000.

Dividend Distributions

In February 1998, the Company announced that it was changing the date on which its quarterly dividends are declared from the last month of the quarter to the first month of the subsequent quarter. This change was made to allow the dividend to be based on actual results instead of estimated results. Accordingly, no dividend was declared during the first quarter of 1998. In April 1998, AIC declared a $0.25 per share dividend on its Common Stock for the first quarter of 1998 totaling $1,279,000, which was paid in May 1998. Similarly, the Operating Partnership declared and paid a $0.25 per OP Unit distribution to holders of OP Units. In July 1998, AIC and the Operating Partnership each declared a $0.25 per share dividend and per OP Unit distribution, as applicable, for the second quarter payable in August 1998. During the three and six months ended June 30, 1997, AIC declared and paid $0.30 and $0.775, respectively, per share dividends on its Common Stock, totaling $1,514,000 and $3,874,000, respectively. During the three months and six months ended June 30, 1997, the Operating Partnership declared a $0.30 per OP Unit distribution as the Operating Partnership did not exist during the first quarter of 1997.

Acquisition of Manager

Prior to November 1997, the Company's daily activities were performed by Financial Asset Management LLC (the "Manager" or "FAM") pursuant to an annual management agreement (the "AIC Management Agreement"). The Manager provided all personnel and related overhead necessary to conduct the Company's activities in exchange for various fees provided for in the AIC Management Agreement. In addition, the Manager provided similar services to CAX pursuant to a separate agreement (the "CAX Management Agreement") (collectively, the "Management Agreements"). In November 1997, the Company's stockholders approved the acquisition of the Manager's assets and operations for a purchase price of $11,692,000, which was paid by issuing 676,696 OP Units. In addition, FAM will be entitled to an additional 240,000 OP Units if the Company achieves certain performance goals, including investment and share price targets, by June 1999. FAM was acquired in September 1996 by an investor group involving Terry Considine, Thomas L. Rhodes and Bruce D. Benson. Mr. Considine is Chairman of the Board of Directors and Chief Executive Officer of both the Company and CAX. Mr. Rhodes is Vice Chairman and Mr. Benson is a director of both companies.

As a result of the Company's November 1997 acquisition, the AIC Management Agreement was cancelled and the fees formerly payable by the Company to the Manager ceased. The employees of the Manager employed to perform the services under the AIC Management Agreement and the CAX Management Agreement are now employed by the Company. Certain officers and directors of the Company also serve as officers, directors or both of CAX.

As a result of the Company's purchase of the CAX Management Agreement, the Company manages CAX's daily activities in exchange for various fees. The CAX Management Agreement has been extended through December 31, 1998 and provides for the following fees: (i) Acquisition Fees equal to 0.5% of the cost of each asset acquired by CAX; (ii) Base Fees equal to 1% per annum of CAX's "average invested assets," and (iii) Incentive Fees equal to 20% of the amount by which CAX's REIT income exceeds the amount calculated by multiplying CAX's "average net worth" by the "Ten Year United States Treasury rate" plus 1%. The Company does not expect to receive significant fees from the CAX Management Agreement until CAX begins to invest its funds in real estate assets. Although there can be no assurance of when CAX will make such investments or the amount thereof, the Company believes that CAX will begin making such investments in 1998.


                          RESULTS OF OPERATIONS FOR THE
                    THREE AND SIX MONTHS ENDED JUNE 30, 1998

Comparison of three and six months ended June 30, 1998 to three and six months ended June 30, 1997

Due to the change in the Company's business from investing in non-agency MBS bonds to owning and managing manufactured home communities, the results of operations for the first half of 1998 are not comparable to the first half of 1997.


Rental Property and Service Operations

During the three and six months ended June 30, 1998, the Company earned $2,108,000 and $3,852,000 of rental and other property revenues and $764,000 and $1,547,000 of interest on participating mortgages and incurred $807,000 and
$1,600,000  of  property   operating  expenses  and  $495,000  and  $888,000  of
depreciation related to the acquired communities, respectively. In addition, during the same periods, the Company earned $62,000 and $139,000 of property management fees and other income (including $9,000 and $12,000 of fees earned under the CAX Management Agreement) less $22,000 and $46,000 of expenses and $689,000 and $1,516,000 of amortization related to the management contracts acquired (including the CAX Management Agreement).

The Company's first acquisition of interests in manufactured home communities and property management contracts was in May 1997. During the three and six months ended June 30, 1997, the Company earned $568,000 of rental and other property revenues and incurred $243,000 of property operating expenses and $130,000 of depreciation. During the same periods, the Company earned $23,000 of property management fees and other income, less $15,000 of expenses and $19,000 of amortization related to the management contracts acquired.

CAX

Income from the Company's 27% ownership interest in CAX for the three and six months ended June 30, 1998 was $266,000 and $534,000, respectively, compared to $484,000 and $948,000, respectively, for the same periods of 1997. CAX reported to the Company that the decrease in income is primarily because of the restructuring of CAX's portfolio of CMBS bonds. The proceeds from the restructuring of CAX's CMBS bond portfolio were invested in highly-liquid, short-term investments during the first half of 1998 which earned lower returns than the CMBS bonds.

Non-agency MBS Bonds

Through March 1997, the Company owned a portfolio of unrated credit support debt interests in non-conforming residential mortgage loan securitizations known as "non-agency MBS bonds." In February 1997, the Company decided to restructure its asset base in order to reduce risk associated with the Company's non-agency MBS bond portfolio and attempt to maximize long-term, risk-adjusted returns to stockholders. In March 1997, the Company contributed its portfolio of non-agency MBS bonds into an owner trust in a structured transaction in which the Company received $67.7 million cash and retained a small equity interest in the trust.

Income from the Company's non-agency MBS bonds decreased to $50,000 during the first six months of 1998 compared with $2,450,000 for the same period in 1997 primarily due to the resecuritization of the bonds in March 1997. The revenues from the non-agency MBS bonds subsequent to March 1997 represent income from the retained equity interest. No income was recognized from the retained equity interest during the second quarter of 1998, and the Company anticipates receiving minimal, if any, additional income in the future from such retained interest.

Management Fees

The Company incurred $97,000 and $374,000 of management fees to the Manager during the three and six months ended June 30, 1997, respectively. There were no management fees in 1998 due to the Company's acquisition of its management agreement in November 1997.

General and Administrative Expenses

General and administrative expenses were $336,000 and $658,000 for the three and six months ended June 30, 1998, respectively, compared to $87,000 and $423,000, respectively for the same periods in 1997. The variances between the periods are due to salary, rent and other general and administrative expenses incurred by the Company as a result of its acquisition of the Manager's assets and operations and costs incurred by the Company in evaluating potential acquisitions not completed by the Company.

Interest and Other Income

Interest and other income for the three and six months ended June 30, 1998 was $219,000 and $552,000, respectively, compared to $795,000 and $847,000, respectively, for the same periods in 1997. The variances between the periods are due to the cash balances from the restructuring of the non-agency MBS bonds. The proceeds from the restructuring were temporarily invested until used to acquire manufactured home communities. In May 1997, the Company used $22,871,000 cash to acquire interests in its first eight communities, and it continued to use its cash during the remainder of 1997 and first six months of 1998 to acquire additional interests in communities. In June 1998, the Company completed the redeployment of the proceeds from the restructuring of its bond portfolio and, therefore, does not expect to receive significant interest income in the future. The average interest rate on the Company's temporary investments during both the three and six months ended June 30, 1998 was 5.3% compared to 5.5% and 4.8%, respectively, for the same periods in 1997.

Interest Expense

Interest expense for the three and six months ended June 30, 1998, was $268,000 and $476,000, respectively, compared to $55,000 and $81,000, respectively, for the same periods of 1997. Included in the 1998 interest expense is interest on the secured notes payable assumed with the acquisition of four manufactured home communities. In addition, the Company incurred $62,000 of interest expense on $7,000,000 of secured short-term borrowings that occurred in June 1998. Interest expense of $55,000 during the three and six months ended June 30, 1997, was on the secured notes payable assumed with the acquisition of two manufactured home communities. In addition, $26,000 of interest expense during the six months ended June 30, 1997 was on $3,000,000 of secured short-term borrowings that were outstanding during a portion of the first quarter of 1997.

Gain on Restructuring of Bonds

In connection with the resecuritization of the non-agency MBS bonds, the Company realized net proceeds of $69,743,000 before related management fees. A gain of $7,359,000 was recognized during the first quarter of 1997, reduced by both $1,472,000 of Incentive Fees related to the gain and an additional fee of $600,000 incurred in exchange for the Manager agreeing to continue as a loss mitigation advisor on the non-agency MBS bonds.

Comparison of quarter ended June 30, 1998 to quarter ended March 31, 1998

Rental Property and Service Operations

Income from rental property operations was $1,570,000 during the second quarter of 1998 compared to $1,341,000 during the first quarter of 1998. The increase in income from rental property operations was due to properties acquired in the second quarter of 1998 and a full quarter of earnings on properties acquired during the first quarter of 1998. The Company recognized a loss from service operations of $649,000 during the second quarter of 1998 compared to a loss during the first quarter of 1998 of $774,000. The decreased loss was primarily due to the write off during the first quarter of 1998 of the remaining cost of property management contracts on manufactured home communities which the Company acquired during such period.

CAX

Income from the Company's 27% ownership interest in CAX for the first two quarters of 1998 was comparable because CAX was invested in short-term investments during both quarters.

Non-agency MBS Bonds

Income from the Company's non-agency MBS bonds decreased to $0 during the second quarter of 1998 compared with $50,000 for the first quarter of 1998. The revenues from the non-agency MBS bonds represent income from the Company's small retained equity interest in the trust involved in the 1997 resecuritization of the Company's bond portfolio. Because of credit losses on the underlying collateral, the Company anticipates minimal, if any, earnings from the retained equity interest in the future.

General and Administrative Expenses

General and administrative expenses for the first two quarters of 1998 were comparable.

Interest and Other Income

Interest and other income decreased to $219,000 during the second quarter of 1998 compared with $333,000 during the first quarter of 1998 because of the Company's use of $19 million cash to purchase manufactured home communities during the first half of 1998. Minimal interest income is expected in the future due to the Company's reduced cash balances.

Interest Expense

Interest expense increased to $268,000 during the second quarter of 1998 compared to $208,000 during the first quarter due to interest incurred in June 1998 on $7,000,000 of secured short-term financing used to acquire a manufactured home community. Interest expense is expected to increase in the future as the Company uses debt to acquire additional communities.


                         LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company has cash and cash equivalents of $1,971,000. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties, dividends paid to stockholders and distributions made to limited partners in the Operating Partnership.

Net cash provided by operating activities was $2,374,000 during the six months ended June 30, 1998, compared to $1,059,000 during the same period in 1997. The increase was primarily a result of higher earnings from rental property operations partially offset by earnings from the non-agency MBS bonds in 1997.

Net cash used in investing activities was $27,384,000 during the first half of 1998 primarily related to the acquisition of manufactured home communities. During the first half of 1997, net cash provided by investing activities of $48,358,000 included $69,743,000 from the restructuring of the Company's bond portfolio offset by $22,871,000 used to acquire communities.

Net cash provided by financing activities was $5,179,000 during the first six months of 1998 compared to $6,891,000 of net cash used in financing activities for the same period in 1997. The variance was primarily due to the borrowing and repayment of secured short-term financings and the timing of the payment of dividends on Common Stock in 1998 (see "Dividend Distributions").

Secured notes payable at June 30, 1998, consist of $4,665,000 of notes which bear 8.25% interest and $5,791,000 of notes which bear 7.5% interest. All such notes mature in October 2000. The notes are secured by four manufactured home communities and were assumed by the Company in connection with the acquisition of such communities. The secured notes payable require escrow payments for the payment of property taxes. At June 30, 1998, $217,000 was held in such escrow accounts.

The Company had a $1,000,000 unsecured line of credit with a bank that expired July 31, 1998. Advances under this line bear interest at the prime rate. At June 30, 1998 and December 31, 1997, no advances were outstanding on this line of credit.

The Company expects to meet its long-term liquidity requirements through long-term, secured borrowings, the issuance of OP Units and equity securities and cash generated by operations.

                              YEAR 2000 COMPLIANCE

Management believes that the cost of modification or replacement of its accounting and reporting software and hardware that is not compliant with Year 2000 requirements will not be material to the Company's financial position or results of operations.

                                     PART II
                                OTHER INFORMATION


Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company's 1998 Annual Meeting of Stockholders was held on June 30, 1998. At the meeting, Messrs. Thomas L. Rhodes and Elliot H. Kline were elected as Class III Directors to terms expiring in 2001. There were 4,468,931 and 4,473,149 votes cast "for" the election of Messrs. Rhodes and Kline, respectively, and 141,092 and 136,874, respectively, votes were withheld. In addition, the stockholders approved the Asset Investors Corporation 1998 Stock Incentive Plan. Of the votes cast, 2,017,038 were cast "for" approval of the plan and 897,958 were cast "against" approval of the Plan with 38,654 abstentions.


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

     10.3       1998 Stock Incentive Plan of the Registrant

      27        Financial Data Schedule

           (b)    Reports on Form 8-K:

                  The following Current Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q and during July 1998:

                  Amendment No. 1 to Form 8-K dated February 27, 1998, reporting the acquisition of manufactured home community assets which included: (i) Statement of Excess of Revenues Over Specific Operating Expenses of the Salem Farm Manufactured Home Community for the year ended December 31, 1997; and (ii) Statement of Excess of Revenues Over Specific Operating Expenses of the Mullica Woods Adult Community for the year ended December 31, 1997.

                  Form 8-K dated May 29, 1998, reporting the acquisition of manufactured housing community assets and related Amendment No. 1 to Form 8-K dated May 29, 1998, reporting the acquisition of manufactured home community assets which included: (i) Statement of Excess of Revenues Over Specific Operating Expenses of the Brentwood West Manufactured Home Community for the year ended December 31, 1997 (audited) and the period from January 1, 1998 to March 31, 1998 (unaudited); and (ii) Statement of Excess of Revenues Over Specific Operating Expenses of the Serendipity Manufactured Home Community for the year ended December 31, 1997 (audited) and the period from January 1, 1998 to March 31, 1998 (unaudited).

                  Form 8-K dated July 16, 1998, reporting the acquisition of manufactured housing community assets.



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