Form 10-Q
period 1998-09-30
ASSET INVESTORS CORP
filed 1998-11-16
CIK 804138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)
   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

As of October 30, 1998, 5,015,594 shares of Asset Investors Corporation Common Stock were outstanding.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS
                                                                           PAGE

PART I.  FINANCIAL INFORMATION:

    Item 1. Condensed Consolidated Financial Statements:

         Balance Sheets as of September 30, 1998 (unaudited)
         and December 31, 1997..............................................   1

         Statements of Income for the three and nine months ended
         September 30, 1998 and 1997 (unaudited)............................   2

         Statements of Cash Flows for the nine months ended
         September 30, 1998 and 1997 (unaudited)............................   3

         Notes to Financial Statements (unaudited)..........................   4

    Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  13

PART II.  OTHER INFORMATION:

    Item 6. Exhibits and Reports on Form 8-K................................  23



                                       (i)



                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except per share data)

                                                                                 September 30,           December 31,
                                                                                     1998                    1997
                                                                                     ----                    ----
                                                                                 (unaudited)
ASSETS
Real estate, net of accumulated depreciation of $2,455 and $693                    $   99,387            $   40,726
Investments in participating mortgages                                                 29,071                25,415
Cash and cash equivalents                                                                 178                21,802
Investment in CAX                                                                      20,808                20,866
Other assets, net                                                                      10,995                10,352
                                                                                   ----------            ----------
       Total Assets                                                                $  160,439            $  119,161
                                                                                   ==========            ==========

LIABILITIES
Secured long-term notes payable                                                    $   10,342            $   10,677
Secured short-term financing                                                           39,770                    --
Accounts payable and accrued liabilities                                                3,831                 2,607
                                                                                   ----------            ----------
                                                                                       53,943                13,284
                                                                                   ----------            ----------

MINORITY INTEREST IN OPERATING PARTNERSHIP                                             25,903                22,362

STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, 50,000 shares authorized 5,097
   and 5,108 shares issued and outstanding, respectively                                   51                    51
Additional paid-in capital                                                            231,057               231,221
Dividends in excess of accumulated earnings                                          (150,515)             (147,757)
                                                                                     --------              --------
                                                                                       80,593                83,515
                                                                                   ----------            ----------
       Total Liabilities and Stockholders' Equity                                  $  160,439            $  119,161
                                                                                   ==========            ==========


            See Notes to Condensed Consolidated Financial Statements.



                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                           Three Months Ended            Nine Months Ended
                                                              September 30,                September 30,
                                                              -------------                -------------
                                                           1998          1997           1998           1997
                                                           ----          ----           ----           ----
RENTAL PROPERTY OPERATIONS
Rental and other property revenues                       $  3,280        $1,084       $  7,132       $  1,652
Interest on participating mortgages                           801            --          2,348             --
Equity in earnings of rental property joint ventures           --           142             --            145
Property operating expenses                                (1,212)         (493)        (2,812)          (736)
                                                         --------      --------       --------       --------
Income from property operations before depreciation         2,869           733          6,668          1,061
Depreciation                                                 (874)         (244)        (1,762)          (375)
                                                         --------      --------       --------       --------
Income from rental property operations                      1,995           489          4,906            686
                                                         --------      --------       --------       --------

SERVICE OPERATIONS
Property management fees and other income, net                 39            42            122             50
CAX management fees                                            65            --             75             --
Amortization of management contracts                         (689)          (35)        (2,205)           (53)
                                                         --------      --------       --------       --------
Income (loss) from service operations                        (585)            7         (2,008)            (3)
                                                         --------      --------       --------       --------

OTHER ACTIVITIES
Non-agency MBS bonds revenues                                  --           276             50          2,726
Equity in earnings of CAX                                     154           664            688          1,612
Management fees to former manager                              --          (111)            --           (485)
                                                         --------      --------       --------       --------
Income from other activities                                  154           829            738          3,853
                                                         --------      --------       --------       --------

General and administrative expenses                          (373)         (191)        (1,031)          (614)
Interest and other income                                      75           632            627          1,476
Interest expense                                             (914)         (101)        (1,390)          (182)
Cost incurred to acquire management contract               (2,092)           --         (2,092)            --
                                                         --------      --------       --------       --------

INCOME (LOSS) BEFORE GAIN ON RESTRUCTURING OF BONDS
  AND MINORITY INTEREST
                                                           (1,740)        1,665           (250)         5,216
Gain on restructuring of bonds                                 --            --             --          5,287
                                                         --------      --------       --------       --------

INCOME (LOSS) BEFORE MINORITY INTEREST                     (1,740)        1,665           (250)        10,503
Minority interest in Operating Partnership                    372            --             54             --
                                                         --------      --------       --------       --------

NET INCOME (LOSS)                                        $ (1,368)     $  1,665       $   (196)      $ 10,503
                                                         ========      ========       ========       ========

BASIC EARNINGS PER SHARE                                 $  (0.27)     $   0.33       $  (0.04)      $   2.08
                                                         ========      ========       ========       ========
DILUTED EARNINGS PER SHARE                               $  (0.27)     $   0.33       $  (0.04)      $   2.06
                                                         ========      ========       ========       ========

DIVIDENDS DECLARED PER SHARE                             $  0.250      $  0.325       $  0.500       $  1.100
                                                         ========      ========       ========       ========

Weighted-Average Common Shares Outstanding                  5,123         5,048          5,116          5,057
Weighted-Average Common Shares and Common Share
  Equivalents Outstanding                                   5,123         5,093          5,116          5,092


         See Notes to Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                           -------------
                                                                                       1998             1997
                                                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                  $    (196)        $  10,503
Adjustments to reconcile net income to net cash flows from operating activities:
   Depreciation and amortization                                                       3,967               428
   Minority interest in Operating Partnership                                            (54)               --
   Equity in earnings of CAX                                                            (659)           (1,612)
   Accrued interest on participating mortgages                                          (601)               --
   Equity in earnings of rental property joint ventures                                   --              (145)
   Amortization of non-agency MBS bonds                                                   --               469
   Increase in other assets                                                             (941)             (573)
   Increase in accounts payable and accrued liabilities                                  997               151
   Costs incurred to acquire management contract                                       2,073                --
   Gain on restructuring of assets                                                        --            (7,359)
                                                                                     -------           -------
       Net cash provided by operating activities                                       4,586             1,862
                                                                                     -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate                                                             (58,058)          (22,616)
Investments in participating mortgages, net                                           (3,042)               --
Investment in rental property joint ventures                                              --           (13,922)
Capital replacements                                                                    (207)              (44)
Dividends from CAX                                                                       718             1,408
Distributions from rental property joint ventures                                         --               166
Principal collections and indemnifications on non-agency MBS bonds                        --               547
Proceeds from the restructuring of assets                                                 --            69,743
                                                                                   ---------         ---------
       Net cash provided by (used in) investing activities                           (60,589)           35,282
                                                                                   ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (paydowns) from secured short-term financing                                 39,770            (3,000)
Principal paydown on secured long-term notes payable                                    (335)              (88)
Payment of loan costs, including costs from interest rate hedges                      (1,219)               --
Repurchase of Common Stock                                                              (597)               --
Proceeds from the issuance of Common Stock                                                35                11
Payment of Common Stock dividends                                                     (2,562)           (5,515)
Payment of distributions to minority interest in Operating Partnership                  (713)              (12)
                                                                                  ----------        ----------
       Net cash provided by (used in) financing activities                            34,379            (8,604)
                                                                                  ----------        ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                     (21,624)           28,540
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      21,802               417
                                                                                  ----------        ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $      178        $   28,957
                                                                                  ==========        ==========



            See Notes to Condensed Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.       The Company

Asset Investors Corporation ("AIC" and, together with its subsidiaries, the "Company") is a Maryland corporation that owns and operates manufactured home communities and has elected to be taxed as a real estate investment trust ("REIT"). The Company's common stock, par value $.01 per share ("Common Stock"), is listed on the New York Stock Exchange under the symbol "AIC." In May 1997, the Company contributed its net assets to Asset Investors Operating Partnership, L.P. (the "Operating Partnership") in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership's initial capital. AIC held a 77% interest in the Operating Partnership as of September 30, 1998. The Company also owns 27% of the voting common stock of Commercial Assets, Inc. ("CAX") and all of the non-voting common stock of both AIC Manufactured Housing Corp. ("AICMHC") and AIC Management Corp. ("Management Corp."). CAX is a publicly-traded REIT (American Stock Exchange,
Inc.: CAX) formed by the Company in August 1993. In the third quarter of 1998, CAX announced that it intended to acquire manufactured home communities identified for it by the Company. AICMHC owns interests in manufactured home community management contracts and Management Corp. owns the management agreement to manage CAX.

Prior to 1997, the Company owned debt interests in residential mortgage loan securitizations collateralized by pools of non-conforming (non-agency guaranteed) single-family mortgage loans ("non-agency MBS bonds"). In February 1997, the Company decided to restructure the Company's asset base and redeploy its assets in an attempt to both reduce risks associated with the Company's non-agency MBS bonds and maximize long-term, risk-adjusted returns to stockholders. In March 1997, the Company contributed its portfolio of non-agency MBS bonds into an owner trust in a structured transaction in which the Company received $67,671,000 cash proceeds and retained a small equity interest.
Subsequently, the Company has acquired interests in 23 manufactured home communities and two recreational vehicle parks with approximately 4,610 developed homesites, 380 recreational vehicle sites, 790 sites ready for homes and 1,960 sites available for future development.

Prior to November 1997, the Company and CAX were managed by Financial Asset Management LLC ("FAM" or the "Manager"). An investor group led by Terry
Considine, Thomas L. Rhodes and Bruce D. Benson acquired the Manager in September 1996. Mr. Considine is the Chairman and Chief Executive Officer of both the Company and CAX. Mr. Rhodes is Vice Chairman and Mr. Benson is a director of both the Company and CAX. In November 1997, the Company's stockholders approved the acquisition of the assets and operations of the Manager in order to become a self-managed and self-administered REIT. The $11,692,000 purchase price was paid by issuing 676,700 limited partnership units of the Operating Partnership ("OP Units") plus up to 240,000 additional OP Units if certain performance goals, including investment and share price targets, are achieved by the Company within a specified time period. During the third quarter of 1998, the Company achieved the first set of performance goals by realizing annualized returns before depreciation in excess of 9% on its real estate investments for a period of six months. As a result of achieving these goals, the Company issued 120,000 OP Units and recorded an additional cost of acquiring the management contract of $2,092,000. The issuance of the remaining 120,000 OP Units is contingent upon the Company having a 90-day average per share price in excess of $20.00 by June 1999.

B.       Presentation of Financial Statements

The Condensed Consolidated Financial Statements of the Company presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1998, and for the three and nine months then ended and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. These statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain reclassifications have been made in the Condensed Consolidated Financial Statements to conform to the classifications currently used. The effect of such reclassifications on amounts previously reported is immaterial.

C.       Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership and all majority-owned subsidiaries. The minority interest in the Operating Partnership represents the OP Units which are redeemable at the option of the holder. When a holder elects to redeem OP Units, the Company determines whether such OP Units will be redeemed for cash or shares of Common Stock. The holders of OP Units receive the same amount per OP Unit in distributions as the holders of Common Stock receive in dividends. As of September 30, 1998, 1,545,000 OP Units were outstanding. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in CAX is recorded under the equity method.

Rental Properties and Depreciation

Rental properties are recorded at cost less accumulated depreciation. Depreciation is computed using the straight line method over an estimated useful life of 25 years for land improvements and buildings and five years for furniture and other equipment. Significant renovations and improvements, which improve or extend the useful life of the asset, are capitalized and depreciated over the remaining estimated life. In addition, the Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the development of additional homesites within its manufactured home communities. Maintenance, repairs and minor improvements are expensed as incurred.

When conditions exist which indicate that the carrying amount of a property may be impaired, the Company will evaluate the recoverability of its net investment in the property by assessing current and future levels of income and cash flows. As of September 30, 1998, there has been no impairment of the Company's investment in rental properties.

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

Interest on participating mortgages is recorded based upon outstanding balances and interest rates per the terms of the mortgages. In addition, the Company evaluates the collectibility of any unpaid interest and reserves for as necessary. As of September 30, 1998, there is no reserve for uncollected interest on the participating mortgages.

Deferred Financing Costs

Fees and costs incurred in obtaining financing are capitalized. Such costs are amortized over the terms of the related loan agreements and are charged to interest expense.

Interest Rate Lock Agreements

Interest rate lock agreements related to planned refinancings of identified variable rate indebtedness are accounted for as anticipatory hedges. Upon the refinancing of such indebtedness, any gain or loss associated with the termination of the interest rate lock agreement is deferred and recognized over the life of the refinanced indebtedness.

Income Taxes

AIC has elected to be taxed as a REIT as defined under the Internal Revenue Code of 1986, as amended (the "Code"). In order for AIC to qualify as a REIT, at least 95% of its gross income in any year must be derived from qualifying sources. The activities of AICMHC and Management Corp. are not qualifying sources.

As a REIT, AIC generally will not be subject to federal income taxes at the corporate level if it distributes at least 95% of its REIT taxable income to its stockholders. REITs are also subject to a number of other organizational and operational requirements. If AIC fails to qualify as a REIT in any taxable year, its taxable income will be subject to federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if AIC qualifies as a REIT, it may be subject to certain state and local income taxes and to federal income and excise taxes on its undistributed income.

At September 30, 1998, AIC's net operating loss ("NOL") carryover was approximately $95,000,000 and its capital loss carryover was approximately $34,000,000. The NOL carryover may be used to offset all or a portion of AIC's REIT income, and as a result, to reduce the amount that AIC must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009. Approximately $10,000,000 of the capital loss carryover is scheduled to expire in 1998 with the balance scheduled to expire in 2000-2001.

Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 1998 and 1997 are based upon the weighted-average number of shares of Common Stock outstanding during each such period. Diluted earnings per share reflect the effect of any dilutive, unexercised stock options in each such period. In November 1997, stockholders approved a one-for-five reverse split of the Common Stock. Accordingly, all historical weighted-average share and per share amounts have been restated to reflect the reverse stock split.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments with an initial maturity of three months or less are considered to be cash and cash equivalents. The Company paid $1,262,000 and $164,000 in interest during the nine months ended September 30, 1998 and 1997, respectively.

Non-cash investing and financing activities for the nine months ended September 30, 1998 and 1997 were (in thousands):


                                                                                           1998             1997
                                                                                           ----             ----
Unrealized holding gains and losses on debt securities                                    $   --           $3,758
Real estate acquired under earn-out agreements                                                52               --
Issuance of Common Stock for services                                                        120              101
Issuance of Common Stock for notes receivable                                                278               --
Consideration for acquisition of real estate:
     Issuance of Common Stock                                                                 --            1,250
     Assumption of secured notes payable                                                      --            4,962
     Issuance of OP Units                                                                  2,145              406
Issuance of OP Units for Participating Mortgages                                              17               --
Receivables from minority interest in subsidiaries                                           319               --


D.       Real Estate

Real estate at September 30, 1998 and December 31, 1997, was (in thousands):


                                             September 30,          December 31,
                                                 1998                  1997
                                                 ----                  ----
                                             (unaudited)
Land                                           $  11,226             $   5,286
Land improvements and buildings                   90,170                35,689
Furniture and other equipment                        446                   444
                                               ---------             ---------
                                                 101,842                41,419
Less accumulated depreciation                     (2,455)                 (693)
                                               ---------             ---------
Investment in real estate, net                 $  99,387             $  40,726
                                               =========             =========

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities.

E.       Investments in Participating Mortgages

As of December 31, 1997, the Company had notes receivable of $15,872,000 from joint ventures in which the Company owned a 50% joint venture interest. Effective January 1, 1998, the Company sold its interest in the various joint ventures and consolidated the various notes into a single note secured by a number of manufactured home communities. The note bears 10% interest, matures in 20 years and provides for additional advances up to a maximum of $20,000,000. In addition, the Company receives additional interest up to 50% of the borrower's profit from such communities.

In addition, the Company has first and second mortgage loans secured by three contiguous manufactured home communities in Arizona. The first mortgage loan bears 10% interest. The second mortgage loan accrues 15% interest and paid 9% interest through July 1998, with the pay rate increasing 1% annually for three years to a maximum of 12% per annum. Both loans mature in April 2001. The Company receives additional interest of 3% of gross revenues, increasing to 11% of gross revenues in the event of a refinancing of the debt on the communities, and 50% of net proceeds from a sale or refinancing of the communities. In 1997, the mortgage loans were accounted for as an equity investment in real estate. Effective January 1, 1998, the Company reclassified the investment to participating mortgages.

As of September 30, 1998, the Company had investments in participating mortgages of $29,071,000. During the three and nine months ended September 30, 1998, the Company had earnings of $801,000 and $2,348,000, respectively, from these mortgages.

F.       Investment in Commercial Assets

On September 30, 1998 and December 31, 1997, the Company owned 2,761,126 shares (approximately 27%) of the common stock of CAX. In November 1997, CAX sold or resecuritized its entire portfolio of commercial mortgage loan securitizations of multi-family real estate ("CMBS bonds") and temporarily invested the proceeds until it determined which type of real estate assets to invest in. During the third quarter of 1998, CAX announced that it plans to acquire manufactured home communities and during the three months ended September 30, 1998, had invested $9,400,000 in participating mortgages and leases on four communities. Summarized financial information of CAX as reported by CAX is (in thousands):





Balance Sheets                                                                   September 30,         December 31,
                                                                                     1998                  1997
                                                                                     ----                  ----
                                                                                 (unaudited)
Cash and cash equivalents                                                        $     2,641            $    74,153
Short-term investments                                                                59,564                     --
Investment in participating mortgages and leases                                       9,514                     --
Other assets                                                                           6,533                  3,995
                                                                                 -----------            -----------
Total assets                                                                          78,252                 78,148
Total liabilities                                                                        618                    443
                                                                                 -----------            -----------
Stockholders' equity                                                             $    77,634            $    77,705
                                                                                 ===========            ===========




Statements of Income (unaudited)                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                                 -------------                 -------------
                                                              1998           1997           1998          1997
                                                              ----           ----           ----          ----
Income from property operations                            $    131       $      --      $    131       $     --
Interest and other income                                     1,012              51         3,107            211
CMBS bonds revenue                                               40           3,423           124          7,660
General and administrative expenses                            (129)           (104)         (303)          (348)
Management fees                                                  (7)           (886)          (24)        (1,494)
                                                           --------       ---------      --------       --------

OPERATING INCOME                                              1,047           2,484         3,035          6,029

Acquisition fees                                                (61)             --           (61)            --
Reserve for costs related to potential marina
   investments                                                 (500)             --          (500)            --
                                                           --------       ---------      --------       --------

NET INCOME                                                      486           2,484         2,474          6,029
Unrealized holding gains on CMBS bonds                           --           6,431            --          8,389
                                                           --------       ---------      --------       --------
COMPREHENSIVE INCOME                                       $    486       $   8,915      $  2,474       $ 14,418
                                                           ========       =========      ========       ========


G.       Secured Notes Payable

The following table summarizes the Company's long-term secured notes payable, all of which are non-recourse to the Company (in thousands):

                                                                               September 30,          December 31,
                                                                                   1998                   1997
                                                                                   ----                   ----
                                                                               (unaudited)
8.25% fixed rate notes maturing in October 2000                                 $   4,592              $   4,805
7.5% fixed rate notes maturing in October 2000                                      5,750                  5,872
                                                                                ---------              ---------
                                                                                $  10,342              $  10,677
                                                                                =========              =========

Real estate assets which secure the secured notes payable had a net book value of $22,992,000 at September 30, 1998. The Company had paid $309,000 in escrow for real estate taxes on the secured notes payable at September 30, 1998.

Scheduled principal payments after September 30, 1998 for the secured notes payable are (in thousands):

                     1998                             $     102
                     1999                                   487
                     2000                                 9,753
                                                      ---------
                                                      $  10,342

H.       Secured Short-Term Financing

In September 1998, the Company executed a $5,000,000 revolving credit agreement with a bank that bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum (7.4% at September 30, 1998). The agreement is secured by

1,016,000 shares of the common stock of CAX held by the Company and matures in August 2000. At September 30, 1998, $770,000 was outstanding.

In July 1998, the Company borrowed $39,000,000 of non-recourse, secured short-term financing, which bears interest at LIBOR plus 1% per annum (6.6% at September 30, 1998) In connection with the financing, the Company paid a loan fee equal to 0.25% of the amount borrowed and incurred $120,000 in other costs. The fee and other costs are being expensed over the life of the loan. The proceeds from this financing were used to acquire three manufactured home communities and to repay $7,000,000 of secured short-term financing that the Company borrowed in June 1998 in connection with the acquisition of a manufactured home community. Six manufactured home communities, with a carrying value at September 30, 1998 of $58,229,000, and $10,000,000 of participating mortgages secure the loan. The Company expects to repay the loan with proceeds from future long-term secured notes payable on its various properties. The Company expects to extend the maturity of such loan until the refinancing is finalized.

In 1996, the Company had a $10,000,000 secured revolving credit and term loan agreement with a bank. Borrowings of $3,000,000 under this credit facility were repaid and the agreement was canceled during the first quarter of 1997.

I.       Commitments and Contingencies

In connection with a participating mortgage on a manufactured home community, the Company entered into an earn-out agreement with respect to unoccupied homesites. The Company advances an additional $17,000 pursuant to the participating mortgage for each newly occupied homesite either in the form of cash or 946 OP Units, as determined by the borrower. During the three and nine months ended September 30, 1998, the Company advanced $17,000 in cash and $50,000 ($17,000 in OP Units and $33,000 in cash), respectively, for newly occupied homesites.

In connection with the acquisition of the assets and operations of the Manager in November 1997, the Company entered in an agreement to issue additional OP Units upon the achievement of certain performance goals by the Company. Per the terms of the agreement, the Company will be required to issue an additional 120,000 OP Units if the Company's average stock price exceeds $20.00 per share for any 90-day period from September 30, 1998 to June 17, 1999.

J.       Common Stock and Dividends

During the third quarter of 1998, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its Common Stock in the open market and through privately negotiated transactions. The shares may be purchased from time to time as market conditions warrant. Through September 30, 1998, 39,900 shares were repurchased at a cost of $597,000 ($14.98 per share).

In February 1998, the Company announced that it was changing the date on which its quarterly dividends are declared from the last month of the quarter to the first month of the subsequent quarter. This change was made to allow the dividend to be based on actual results instead of estimated results.
Accordingly, no dividend was declared during the first quarter of 1998. In April, July and October 1998, the Company declared a $0.25 per share dividend on the Common Stock for the first, second and third quarters of 1998. Concurrently, the Operating Partnership declared a $0.25 per OP Unit distribution for the first, second and third quarters of 1998. During the three and nine months ended September 30, 1997, the Company declared $0.325 and $1.10, respectively, per share dividends on the Common Stock, and the Operating Partnership declared a

$0.325 and $0.625 per OP Unit distribution, respectively. The Operating Partnership did not exist during the first quarter of 1997.

K.       Non-agency MBS Bonds

In March 1997, the Company resecuritized its portfolio of non-agency MBS bonds by contributing them to a trust in which it retained the equity interest and having the trust sell nonrecourse debt securities representing senior interests in the trust's assets. The Company realized net proceeds of $67,671,000 and recorded a net gain of $5,287,000 from the sale. The Company's retained equity interest in the trust represents the first-loss class of the portfolio and, accordingly, no carrying value was assigned to it. During the three and nine months ended September 30 1997, the Company recognized $276,000 and $2,726,000, respectively, of interest income from the non-agency MBS bonds of which $276,000 and $726,000, respectively, was from the retained equity interest. The Company recorded revenues of $0 and $50,000, respectively, from the retained equity interest during the three and nine months ended September 30, 1998.

L.       Other Matters

From January to November 1997, FAM provided all personnel and related overhead necessary to conduct the Company's activities in exchange for various fees provided for in a management agreement (the "AIC Management Agreement"). In November 1997, the Company's stockholders approved the purchase of FAM's assets and operations for $11,692,000 in connection with the Company becoming a self-managed and self-administered REIT. The initial purchase price and related costs were allocated $6,553,000 to the AIC Management Agreement and $5,936,000 to a management agreement pursuant to which the Company manages CAX (the "CAX Management Agreement"). The Company expensed the amount allocated to the AIC Management Agreement in 1997 and is amortizing the cost of the CAX Management Agreement over three years. In addition to the initial purchase price, FAM received 120,000 additional OP Units in August 1998 because the Company had annualized returns before depreciation in excess of 9% on certain of its real estate investments. These OP Units were valued at $2,092,000 and are expensed in results of operations for the three and nine months ended September 30, 1998.

The CAX Management Agreement has been extended through December 31, 1998. During the three and nine months ended September 30, 1998, the Company earned management fees of $65,000 and $75,000, respectively, under the CAX Management Agreement (net of elimination for the Company's 27% ownership of CAX). As of September 30, 1998 and December 31, 1997, the net book value of the CAX Management Agreement was $4,238,000 and $5,722,000, respectively, and is included in other assets.

Through March 31, 1997, the Manager received a "Base Fee," an "Incentive Fee" and an "Administrative Fee." The Base Fee was an annual fee equal to 3/8 of 1% of the "average invested assets" of the Company for such year. The Incentive Fee was equal to 20% of the amount of the Company's net income which was in excess of the return on the Company's "average net worth" equal to the "Ten-Year U.S. Treasury rate" plus 1%. The Manager received an Administrative Fee of up to $3,500 per annum per non-agency MBS bond for certain bond administration and other related services. In connection with the change in the Company's assets, the AIC Management Agreement was amended April 1, 1997, to: (i) increase the Base Fee to 1% per annum of "average invested assets;" (ii) provide for an acquisition fee (the "Acquisition Fee") equal to 0.5% of the cost of real estate investments acquired; and (iii) change the Incentive Fee to be calculated from Adjusted Funds From Operations ("AFFO") rather than net income. AFFO is generally equal to the Company's net income plus (a) depreciation of rental properties, (b) amortization of management contracts and (c) minority interest in the Operating Partnership; less capital replacement reserves. The Administrative Fee was effectively eliminated as a result of the resecuritization of the Company's non-agency MBS bonds.

During the three and nine months ended September 30, 1997, the Company incurred the following fees under the AIC Management Agreement (in thousands):

                                                 Three Months Ended                       Nine Months Ended
                                                 September 30, 1997                      September 30, 1997
                                                 ------------------                      ------------------
Base Fees                                              $    83                                  $   180
Incentive Fees                                               6                                       59
Administrative Fees                                         22                                      246
Acquisition Fees                                            67                                      219
                                                       -------                                  -------
    Total                                              $   178                                  $   704
                                                       =======                                  =======

The Company incurred $1,472,000 of additional Incentive Fees during the nine months ended September 30, 1997 from its gain on the restructuring of its bonds plus an additional fee of $600,000 in exchange for the Manager agreeing to continue as a loss mitigation advisor on the non-agency MBS bonds. Such fees were charged against the Company's gain from such restructuring.

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

Business

Asset Investors Corporation, a Maryland corporation formed in 1986, ("AIC" and together with its consolidated subsidiaries the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged in the ownership, acquisition, development and management of manufactured home communities. AIC's shares of common stock ("Common Stock") are listed on the New York Stock Exchange ("NYSE") under the symbol "AIC." In May 1997, AIC contributed all of its net assets to Asset Investors Operating Partnership, L.P. (the "Operating Partnership") in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership's initial capital. As of September 30, 1998, AIC owned 77% of the Operating Partnership. The Company also manages and owns approximately 27% of the common stock of Commercial Assets, Inc. ("CAX"). CAX is a publicly-traded REIT (American Stock Exchange, Inc.: CAX) that is also involved in the ownership, acquisition, development and management of manufactured home communities.

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

Recent Developments

Manufactured Home Community Acquisitions

During 1998, AIC acquired interests in seven manufactured home communities, for total consideration of $60.2 million consisting of $58 million cash and units of limited partnership interests in the Operating Partnership ("OP Units") with a total recorded value of $2.2 million. As of September 30, 1998, the Company has interests in 23 manufactured home communities and two recreational vehicle parks. The communities consist of 4,610 developed homesites, 790 sites ready for homes, 1,960 sites available for future development and 380 recreational vehicle sites. Of such properties, 18 communities are located in Florida, three are in Arizona and one each is in Pennsylvania and New Jersey. The recreational vehicle parks are in California and Arizona.

Stock Repurchases

In the third quarter of 1998, the Company announced that it will repurchase up to 800,000 shares of its common stock in the open market and privately negotiated transactions. As of October 30, 1998, 121,250 shares have been repurchased at an average price of $14.09 per share.

Growth and Operating Strategies

The Company measures its economic profitability based on Funds From Operations ("FFO"). The Company's management believes that FFO provides investors with an understanding of the Company's ability to incur and service debt and make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO in a manner consistent with the NAREIT definition, which includes adjustments for minority interest in the Operating Partnership and amortization of goodwill related to controlled management contracts, including the management agreement between the Company and CAX and the Company's acquisition of the agreement to manage itself. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs.

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

Expansion of Existing Communities

The Company also seeks to increase the number of homesites and earnings generated from its existing portfolio of manufactured home communities and from future acquisitions by expanding the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. As of September 30, 1998, the Company has an interest in 11 communities with 792 sites ready for homes and 1,960 sites available for future development.

Properties

The manufactured home communities in which the Company has interests are primarily located in Florida and Arizona. The following table sets forth certain information as of September 30, 1998, with respect to the Company's communities and principal markets:



                                                                                Average
                                                                                Monthly
                                                   Developed                     Rent          RV     Sites Ready  Sites Available
   Community               Location                Homesites   Occupancy (1)    per Site      Sites    for Homes   for Development
----------------------------------------------------------------------------------------------------------------------------------
  Owned and Participating Mortgage Communities
Florida:
  Cardinal Court       Largo, FL                       138         99%           $254          --        --               --
  Caribbean Cove       Orlando, FL                     255        100             265          --        31               --
  Casa del Mar         Punta Gorda, FL (2)             108        100             221          --       135              212
  Forest View          Homosassa, FL                   186         99             218          --       125 (2)           --
  Gulfstream Harbor    Orlando, FL                     379         99             301          --         3              171
  Gulfstream Harbor II Orlando, FL                     286         99             297          --        22               --
  Park Royale          Pinellas Park, FL               260         94             314          --        49 (2)           --
  Pinewood             St. Petersburg, FL              220         98             273          --        --               --
  Pleasant Living      Riverview, FL                   244        100             263          --        --               --
  Royal Palm           Haines City, FL (2)             219         99             204          --        67              175
  Brentwood            Hudson, FL (2)                   71         89             188          --        75               74
  Savanna Club         Port St. Lucie, FL (2)            5        100             171          --        --            1,328
  Serendipity          Ft. Myers, FL                   338         99             265          --        --               --
  Stonebrook           Homosassa, FL                   120         99             239          --        98 (2)           --
  Sun Lake             Grand Island, FL (2)            217        100             238          --       187               --
  Sun Valley           Tarpon Springs, FL              261        100             330          --        --               --
  Westwind I           Dunedin, FL                     195         99             316          --        --               --
  Westwind II          Dunedin, FL                     189         99             332          --        --               --
Arizona:
  Blue Star            Apache Junction, AZ (2)          28        100             200         125        --               --
  Brentwood West       Mesa, AZ                        350        100             274          --        --               --
  Lost Dutchman        Apache Junction, AZ (2)(3)      153        100             229         194        --               --
  Sun Valley           Apache Junction, AZ (2)         268        100             227          --        --               --
Other:
  Marina Dunes         Marina, CA                       --         --              --          65        --               --
  Mullica Woods        Egg Harbor City, NJ              90        100             428          --        --               --
  Salem Farm           Bensalem, PA                     28        100             399          --        --               --
                                                    ===============================================================================
                                                     4,608         99%           $265         384       792            1,960
                                                    ===============================================================================

(1) Excludes recreational vehicle sites, which are leased on a seasonal basis.
(2) The Company holds notes receivable secured by the communities. The notes earn interest and participate in profits from the communities.
(3) The Apache Acres manufactured home community has been merged into the Lost Dutchman community.


                                                                             Number of Sites
                                                      ---------------------------------------------------------------
                                                                                     Available for
                                        Number of                      Ready for        Future        Recreational
                                       Communities      Developed        Homes        Development       Vehicles
                                       -----------      ---------        -----        -----------       --------
Florida                                     18             3,691          792             1,960              --
Arizona                                      4               799           --                --             319
New Jersey                                   1                90           --                --              --
Pennsylvania                                 1                28           --                --              --
California                                   1                --           --                --              65
                                           ---            ------         ----            ------            ----
   Total                                    25             4,608          792             1,960             384
                                           ===             =====         ====            ======            ====

Taxation of the Company

AIC has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and intends to operate in such a manner. AIC's current qualification as a REIT depends on its ability to meet the various requirements imposed by the Code, through actual operating results, distribution levels and diversity of stock ownership.

If AIC qualifies for taxation as a REIT, it will generally not be subject to federal corporate income tax on its net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that generally results from investment in a corporation. If AIC fails to qualify as a REIT in any taxable year, its taxable income will be subject to federal income tax at regular corporate rates (including any applicable alternative minimum tax). AIC has a NOL carryover of approximately $95 million that could be used in the event that it fails to qualify as a REIT. Even if AIC qualifies as a REIT, it may be subject to certain state and local income and other taxes and to federal income and excise taxes on its undistributed income.

If in any taxable year AIC fails to qualify as a REIT and incurs a tax liability, AIC might need to borrow funds or liquidate certain investments in order to pay the applicable tax and AIC would not be compelled under the Code to make distributions. Unless entitled to relief under certain statutory provisions, AIC would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although AIC currently intends to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause AIC to fail to qualify as a REIT or may cause the Board of Directors to revoke the REIT election.

The Company and its stockholders may be subject to state or local taxation in various jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its stockholders may not conform to the federal income tax treatment.

NOL and Capital Loss Carryovers

At September 30, 1998, the AIC's NOL carryover was approximately $95 million and its capital loss carryover was approximately $34 million. The NOL carryover may be used to offset all or a portion of AIC's REIT income, and as a result, to reduce the amount of income that AIC must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009. Approximately $10 million of the capital loss carryover is scheduled to expire in 1998 with the balance scheduled to expire in 2000-2001.

Dividend Distributions

In February 1998, AIC announced that it was changing the date on which its quarterly dividends are declared from the last month of the quarter to the first month of the subsequent quarter. This change was made to allow the dividend to be based on actual results instead of estimated results. Accordingly, no dividend was declared during the first quarter of 1998. In April and July 1998, AIC declared $0.25 per share dividends on its Common Stock for the first and second quarters of 1998 totaling $1,279,000, which was paid in May 1998 and $1,283,000 which was paid in August 1998. Similarly, the Operating Partnership declared and paid a $0.25 per OP Unit distribution to holders of OP Units. In October 1998, AIC and the Operating Partnership each declared a $0.25 per share dividend and per OP Unit distribution, as applicable, for the third quarter payable in November 1998. During the three and nine months ended September 30, 1997, AIC declared and paid $0.325 and $1.10, respectively, per share dividends on its Common Stock, totaling $1,641,000 and $5,515,000, respectively. During the three months and nine months ended September 30, 1997, the Operating Partnership declared a $0.325 and $0.625, respectively, per OP Unit distribution as the Operating Partnership did not exist during the first quarter of 1997.

Acquisition of Manager

Prior to November 1997, the Company's daily activities were performed by Financial Asset Management LLC (the "Manager" or "FAM") pursuant to a management agreement (the "AIC Management Agreement"). The Manager provided all personnel and related overhead necessary to conduct the Company's activities in exchange for various fees provided for in the AIC Management Agreement. In addition, the Manager provided similar services to CAX pursuant to a separate agreement (the "CAX Management Agreement") (collectively, the "Management Agreements"). In November 1997, stockholders approved the acquisition of the Manager's assets and operations for a purchase price of $11,692,000, which was paid by issuing 676,696 OP Units plus the right to receive an additional 240,000 OP Units if the Company achieved certain performance goals involving investment and share price targets. As a result of the acquisition, the AIC Management Agreement was cancelled, the fees formerly payable by the Company to the Manager ceased, and the Company manages CAX pursuant to the CAX Management Agreement. FAM is owned by an investor group involving Terry Considine, Thomas L. Rhodes and Bruce D. Benson. Mr. Considine is Chairman of the Board of Directors and Chief Executive Officer of both the Company and CAX. Mr. Rhodes is Vice Chairman and Mr. Benson is a director of both companies. In the third quarter of 1998, the Company issued 120,000 OP Units to FAM due to the Company achieving the investment performance goal by realizing annualized returns before depreciation in excess of 9% on certain of its real estate investments for a period of six months. FAM will be entitled to the remaining 120,000 OP Units if the Company achieves an average stock price greater than $20.00 per share for a 90-day period by June 1999.

The CAX Management Agreement has been extended through December 31, 1998 and provides that the Company manages CAX's activities in exchange for the following fees: (i) Acquisition Fees equal to 0.5% of the cost of each asset acquired by CAX; (ii) Base Fees equal to 1% per annum of CAX's average invested real estate assets, and (iii) Incentive Fees equal to 20% of the amount by which CAX's REIT income exceeds the amount calculated by multiplying CAX's "average net worth" by the "Ten Year United States Treasury rate" plus 1%. During the third quarter of 1998, CAX announced that it plans to acquire investments in manufactured home communities and that it had invested $9.4 million in participating mortgages and leases involving four communities. As a result of these acquisitions, the Company earned management fees of $65,000 (net of elimination for the Company's 27% ownership of CAX) during the third quarter of 1998. Although there can be no assurance of when CAX will make additional investments or the amount thereof, the Company believes that CAX will continue to invest in manufactured home communities and fees earned under the CAX Management Agreement will increase.


                          RESULTS OF OPERATIONS FOR THE
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998

Comparison of three and nine months ended September 30, 1998 to three and nine months ended September 30, 1997

Rental Property

Income from rental properties totaled $1,995,000 and $4,906,000, respectively, during the three and nine months ended September 30, 1998, and $489,000 and $686,000, respectively, during the same periods in 1997. The increase between years was due to acquisitions of communities during 1997 and 1998. The Company's first acquisition of interests in manufactured home communities was in May 1997, and as of September 30, 1997, the Company had invested $43.2 million in 13 communities. As of September 30, 1998, the Company had invested $130.0 million in 25 communities.

Service Operations

During the three and nine months ended September 30, 1998, the Company earned $39,000 and $122,000, respectively, of property management fees and other income versus $35,000 and $53,000, respectively, during the same periods in 1997. Property management fees and other income increased during the first nine months of 1998 as compared to 1997 because the property management contracts were not acquired until May 1997.

Amortization of management contracts increased from $53,000 to $2,205,000 for the first nine months of 1997 and 1998, respectively, due to the Company's acquisition of property management contracts in May 1997 and the CAX Management Agreement in November 1997. Similarly, fee revenue from the CAX management agreement did not occur until 1998.

Equity in CAX Earnings

Income from the Company's 27% interest in CAX for the three and nine months ended September 30, 1998 was $154,000 and $688,000, respectively, compared to $664,000 and $1,612,000, respectively, for the same periods of 1997. CAX received income from a portfolio of CMBS bonds prior to November 1997 when it restructured its portfolio, and the proceeds from the restructuring were invested in short-term investments while CAX investigated alternative investments. In the third quarter of 1998, CAX announced that it intends to invest in manufactured home communities, and that it has invested $9.4 million in such communities. CAX reported to the Company that the decrease in income during the three and nine months ended September 30, 1998 as compared to the same periods in 1997 was due to: (i) lower yields during 1998 on short-term investments and interests in manufactured housing communities than during 1997 on CMBS bonds, and (ii) a non-recurring $500,000 expense in 1998 from the cost of investigating marina investments.

Non-agency MBS Bonds

In March 1997, the Company sold its portfolio of unrated credit support debt interests in non-conforming residential mortgage loan securitizations known as "non-agency MBS bonds" in order to reduce risk associated with this type of investment and to maximize long-term, risk-adjusted returns to stockholders. Income from non-agency MBS bonds decreased to $50,000 during the first nine months of 1998 compared with $2,726,000 for the same period in 1997 due to the transaction in March 1997. Revenues from non-agency MBS bonds subsequent to March 1997 represent income from a small equity interest retained from the sale. No income has been recognized from the retained equity interest after the first quarter of 1998, and the Company anticipates receiving minimal, if any, additional income in the future from such retained interest.

Management Fees

The Company incurred $111,000 and $485,000 of management fees to the Manager during the three and nine months ended September 30, 1997, respectively. There were no management fees in 1998 due to the Company's acquisition of its management agreement in November 1997.

General and Administrative Expenses

General and administrative expenses were $373,000 and $1,031,000 for the three and nine months ended September 30, 1998, respectively, compared to $191,000 and $614,000, respectively for the same periods in 1997. Expenses increased in 1998 over 1997 primarily due to personnel and related expenses incurred by the Company during 1998 as a result of it becoming self-administered and self managed in November 1997. In addition, the Company incurred costs during 1998 for the evaluation of potential acquisitions which were not completed. The increase in general and administrative expenses are partially offset by the elimination of management fees noted above.

Interest and Other Income

Interest and other income for the three and nine months ended September 30, 1998 was $75,000 and $627,000, respectively, compared to $632,000 and $1,476,000, respectively, for the same periods in 1997. The decreases in 1998 as compared to 1997 are due to interest earned on the cash proceeds from the restructuring of the non-agency MBS bonds. The proceeds from the restructuring were temporarily invested until used to acquire manufactured home communities. In June 1998, the Company had used substantially all of the proceeds from the restructuring to acquire communities. Therefore, the Company does not expect significant interest income in the future. The average interest rate on the Company's temporary investments during the nine months ended September 30, 1998 was 5.3% compared to 5.5% for the same period in 1997.

Interest Expense

Interest expense increased in 1998 over 1997 due to increases in both long-term and short-term borrowings in 1998. During the first nine months of 1998, the Company incurred interest expense on approximately $10 million of secured long-term debt assumed with the acquisition of four manufactured housing communities. During the same period in 1997, the Company incurred interest expense on approximately $5 million of secured long-term debt which was assumed when the two related communities were acquired in May 1997. Interest on secured short-term borrowings during 1998 was $641,000, primarily from $39 million borrowed in July 1998 in connection with the acquisition of communities compared to $26,000 in 1997 on $3 million of borrowings outstanding during a portion of the first quarter of 1997. In addition, the three and nine months ended September 30, 1998, include $130,000 of amortized loan costs related to the secured short-term borrowings.

Cost Incurred to Acquire Management Contract

During the third quarter of 1998, the Company achieved annualized returns before depreciation on certain of its real estate investments in excess of 9% for a period of six months. Pursuant to the November 1997 acquisition of its management contract, the Company issued 120,000 OP Units to the former manager as a result of such returns and recognized a $2,092,000 expense for additional consideration paid to the former manager.

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

                         LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had cash and cash equivalents of $178,000. The Company's principal demands for liquidity include normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties, dividends paid to stockholders and distributions made to limited partners in the Operating Partnership. The Company considers its cash provided by operating activities to be adequate to meet short-term liquidity demands other than non-recourse, short-term borrowings which the Company anticipates replacing with long-term secured notes payable.

Net cash provided by operating activities was $4.6 million during the nine months ended September 30, 1998, compared to $1.9 million during the same period in 1997. The increase was primarily a result of $4.1 million of increased cash flow from the ownership and management of manufactured home communities due to acquisitions in 1997 and 1998 offset by decreased cash flow from the non-agency MBS bonds and short-term investments held by the Company in 1997.

Net cash used in investing activities was $60.6 million during the first nine months of 1998 primarily related to the acquisition of manufactured home communities. During the first nine months of 1997, net cash provided by investing activities of $35.3 million included $69.7 million from the restructuring of the Company's bond portfolio offset by $36.5 million used to acquire interests in communities.

Net cash provided by financing activities of $34.4 million during the first nine months of 1998 was comprised of (i) $39.8 million from secured short-term borrowings used to acquire properties, (ii) payment of $3.3 million used for common stock dividends and OP Unit distributions, (iii) repurchases of Common Stock for $0.6 million, (iv) principal repayments on secured long-term notes payable of $0.3 million, and (iv) payment of $1.2 million of deferred loan costs. During the nine months ended September 30, 1997, the Company used $8.6 million of cash to repay short-term borrowings and to pay Common Stock dividends.

The Company has a line of credit with a bank through August 31, 2000. Advances under this line bear interest at LIBOR + 1.75% (7.4% at September 30, 1998). The line of credit is secured by 1,016,000 shares of the common stock of CAX held by the Company. The maximum amount available under the line of credit is limited to the lesser of (i) $5,000,000, (ii) 65% of the purchase price of certain unpledged real estate, and (iii) 65% of the product of trading prices of the CAX common stock and the 1,016,000 shares of CAX pledged to the bank. At September 30, 1998, the maximum amount of the line of credit was $3,672,000 and $770,000 of advances were outstanding.

As of September 30, 1998, 50% of the Company's real estate and 31% of its total assets were encumbered by debt, and the Company had total outstanding indebtedness of $50.1 million, all of which was secured by various manufactured home communities and other assets. The Company's indebtedness is comprised of $10.3 million of non-recourse secured, long-term financing and $39.0 million of non-recourse secured short-term financing and $0.8 million of secured short-term financing. The Company expects to extend the maturity of the $39.0 million loan until it is refinanced with non-recourse secured, long-term financing. This is expected to occur in the fourth quarter of 1998. As of September 30, 1998, none of the long-term and all of the short-term financing bears interest at variable rates. The weighted average interest rate on the secured long-term notes payable was 7.8% with a weighted-average maturity of 2 years. The weighted average interest rate on the Company's short term financing was 6.6%.

The Company expects to meet its long-term liquidity requirements through long-term borrowings secured by its properties, the issuance of OP Units and equity securities, cash generated by operations and dividends received from CAX.

                              FUNDS FROM OPERATIONS

The Company measures its economic profitability based on Funds From Operations ("FFO"). The Company's management believes that FFO provides investors with an understanding of the Company's ability to incur and service debt and make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. The Company calculates FFO in a manner consistent with the NAREIT definition, which includes adjustments for minority interest in the Operating Partnership and amortization of goodwill related to controlled management contracts, including the management agreement between the Company and CAX and the Company's acquisition of the agreement to manage itself. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs.

For the three and nine months ended September 30, 1998 and 1997, the Company's FFO was as follows (in thousands):

                                                             Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                          --------------------------      ------------------------
                                                            1998            1997            1998           1997
                                                          ---------      ----------       ---------     ----------
  Operating Activities:
  Income (loss) before minority interest in Operating
      Partnership                                         $ (1,740)       $  1,665        $    (250)      $  5,216
  Real estate depreciation                                     874             252            1,762            387
  Amortization of management contracts                         689              35            2,205             54
  Amortization of non-agency MBS bonds                          --              --               --          1,016
  Equity in CAX adjustments for FFO                            185              --              185             --
  Costs incurred to acquire management contract              2,092              --            2,092             --
                                                          --------        --------        ---------       --------
  Funds From Operations                                   $  2,100        $  1,952        $   5,994       $  6,673
                                                          ========        ========        =========       ========
  Weighted   average   common   shares  and  Operating
     Partnership units outstanding                           6,587           5,067            6,528          5,097
                                                          ========        ========        =========       ========


                              YEAR 2000 COMPLIANCE

The Company's hardware and software systems that are critical to its business operations are currently Year 2000 compliant. Upon failure of any system, any data included in critical software (such as rent-rolls and certain record-keeping systems) could be transferred to alternative commercially available software at a reasonable cost to the Company and within a reasonable time period to enable the Company to continue its business operations without any material interruption or material effect on its business, results of operations or financial condition. In addition, management anticipates that any hardware or software that the Company acquires (including in order to upgrade existing systems) between now and December 31, 1999 will be Year 2000 compliant.

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

      27        Financial Data Schedule

           (b)  Reports on Form 8-K:

                The following Current Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q:

                Form 8-K dated July 16, 1998, reporting the acquisition of manufactured housing community assets and related Amendment No. 1 to Form 8-K dated July 16, 1998, reporting the acquisition of manufactured home community assets which included the Statement of Excess of Revenues Over Specific Operating Expenses of the Gulfstream Harbor Communities for the year ended December 31, 1997 (audited) and the period from January 1, 1998 to March 31, 1998 (unaudited).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ASSET INVESTORS CORPORATION
                                                   (Registrant)


Date:  November 16, 1998                           By  /s/David M. Becker
                                                       ------------------
                                                       David M. Becker
                                                       Chief Financial Officer