Form 10-K
period 1998-12-31
ASSET INVESTORS CORP
filed 1999-03-29
CIK 804138

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark one)
   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 5, 1999, 5,563,943 shares of common stock were outstanding, and the aggregate market value of the shares (based upon the closing price of the common stock on that date as reported on the New York Stock Exchange, Inc.) held by non-affiliates was approximately $72,215,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

================================================================================

                           ASSET INVESTORS CORPORATION

                                Table of Contents
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 1998


Item                                                                        Page
----                                                                        ----

                                     PART I
1.    Business.............................................................   1
           Company Background..............................................   1
           Industry Background.............................................   2
           Financial Information about Industry Segments...................   2
           Development of Management Team..................................   3
           Growth and Operating Strategies.................................   3
           Competition.....................................................   6
           Taxation of the Company.........................................   6
           Regulations.....................................................   7
           Insurance.......................................................   7
           Capital Resources...............................................   7
           Dividend Reinvestment Plan......................................   8
           Restrictions on and Redemptions of Common Stock.................   8
           Employees.......................................................   8
2.    Properties...........................................................   9
3.    Legal Proceedings....................................................  11
4.    Submission of Matters to a Vote of Security Holders..................  11

                                     PART II
5.    Market For Registrant's Common Equity and Related Stockholder
        Matters............................................................  11
6.    Selected Financial Data..............................................  12
7.    Management's Discussion and Analysis of Financial Condition
        and Results of Operations..........................................  13
           Results of Operations...........................................  13
           Liquidity and Capital Resources.................................  17
           Funds From Operations...........................................  18
           Year 2000 Compliance............................................  19
7a.   Quantitative and Qualitative Disclosures About Market Risk...........  19
8.    Financial Statements and Supplementary Data..........................  20
9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................  20

                                    PART III
10.   Directors and Executive Officers of the Registrant...................  20
11.   Executive Compensation...............................................  22
12.   Security Ownership of Certain Beneficial Owners and Management.......  22
13.   Certain Relationships and Related Transactions.......................  22

                                     PART IV
14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....  22

                                      (i)

                                     PART I


Introduction

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this report, our Annual Report to Stockholders and our filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as well as information communicated orally or in writing between the dates of such SEC filings, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include projections of our cash flow, dividends and anticipated returns on real estate investments. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of homesites; competition; the availability of real estate assets at prices which meet our investment criteria; our ability to reduce expense levels, implement rent increases, use leverage and other risks set forth in our SEC filings.

In this report, the words "the Company," "we," "our" and "us" refer to Asset Investors Corporation, a Maryland corporation and, where appropriate, our subsidiaries.

Item 1.  Business.

Company Background

We are a Maryland corporation formed in 1986, and we have elected to be treated for United States federal income tax purposes as a real estate investment trust or "REIT." We are a self-administered and self-managed company in the business of owning, acquiring, developing and managing manufactured home communities. As of December 31, 1998, we held interests as owner, ground lessee or mortgage lender (including participating mortgages) in 23 manufactured home communities and two recreational vehicle parks with a total of 4,640 developed homesites (sites with homes in place), 890 sites ready for homes, 1,960 sites available for future development and 180 recreational vehicle sites. In addition, we managed eleven communities for affiliates and third-party owners. Our shares of common stock are listed on the New York Stock Exchange ("NYSE") under the symbol "AIC."

We primarily conduct our business through our subsidiary Asset Investors Operating Partnership and where appropriate its other subsidiary companies (which we collectively refer to as the Operating Partnership). As of December 31, 1998, we owned 76% of the Operating Partnership. The Operating Partnership also owns 27% of the common stock of Commercial Assets, Inc., a publicly-traded REIT that is listed on the American Stock Exchange under the symbol "CAX." Commercial Assets is also engaged in the ownership, acquisition and development of manufactured home communities. In addition to acquiring and managing manufactured homes for our own account, we also perform these services for Commercial Assets, for which we are paid a management fee by Commercial Assets.

Our principal executive offices are located at 3410 S. Galena Street, Suite 210, Denver, Colorado 80231 and our telephone number is (303) 614-9400.

Industry Background

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

Modern manufactured home communities are similar to typical residential subdivisions containing centralized entrances, paved streets, curbs and gutters and parkways. The communities frequently provide a clubhouse for social activities and recreation and other amenities, which may include golf courses, swimming pools, shuffleboard courts and laundry facilities. Utilities are provided by or arranged for by the owner of the community. Community lifestyles, primarily promoted by resident managers, include a wide variety of social activities that promote a sense of neighborhood. The communities provide an attractive and affordable housing alternative for retirees, empty nesters and start-up or single-parent families. Manufactured home communities are primarily characterized as "all age" communities and "adult" communities. In adult communities, as least 80% of the tenants must be at least 55 years old, and in all age communities there is no age restriction on tenants.

The owner of a home in our communities leases from us the site on which the home is located. Typically, the leases are on a month-to-month or year-to-year basis, renewable upon the consent of both parties or, in some instances, as provided by statute. In some circumstances, we offer a 99-year lease to tenants in order to enable the tenant to have some benefits of an owner of real property, including creditor protection laws in some states. These leases can be cancelled, depending on state law, for non-payment of rent, violation of community rules and regulations or other specified defaults. Generally, rental rate increases are made on an annual basis. The size of these rental rate increases depends upon the policies that are in place at each community. Rental increases may be based on fixed dollar amounts, percentage amounts, inflation indexes, or they may depend entirely on local market conditions. We own interests in the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and are responsible for enforcement of community guidelines and maintenance. Each homeowner within the manufactured home communities is responsible for the maintenance of his or her home and leased site, including lawn care in some communities.

The ownership of manufactured home communities, once fully occupied, tends to be a stable, predictable asset class. The cost and effort involved in relocating a home to another manufactured home community generally encourages the owner of the home to resell it within the community.

Financial Information about Industry Segments

We operate in one industry segment, the ownership and management of real estate. See the consolidated financial statements including their notes in Item 8 of this report on Form 10-K.

Development of Management Team

In February 1998, Mr. Bruce E. Moore became our President and Chief Operating Officer. Mr. Moore has over 20 years experience in various aspects of the real estate industry including manufactured home communities. Mr. Moore has a three year employment agreement which provides that, in lieu of cash salary, he was granted a 10-year option to purchase 250,000 shares of our common stock at a per share price of $19-3/8. The option vests in three equal annual installments commencing in February of 1999.

Growth and Operating Strategies

We measure our economic profitability based on Funds From Operations ("FFO"), less an annual capital replacement reserve of at least $50 per developed homesite. We believe that FFO, less a reserve, provides investors with an understanding of our ability to incur and service debt and to make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts (also known as NAREIT) defines FFO as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in a manner consistent with NAREIT's definition. In our calculation we include adjustments for:

o the minority interest in the Operating Partnership owned by persons other than us,
o        costs we incurred in order to become self-managed, and
o        amortization of management contracts.

FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with generally accepted accounting principles, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs.

Our primary objective is to maximize stockholder value by increasing the amount and predictability of FFO on a per share basis, less a reserve for capital replacements. We seek to achieve this objective primarily by:

o improving net operating income from our existing portfolio of manufactured home communities;
o acquiring additional communities at values that are accretive on a per share basis;
o earning increased management fees as Commercial Assets invests in more manufactured home communities; and
o as Commercial Assets' FFO increases, our share of their FFO similarly increases.

Company Policies

Management has adopted specific policies to accomplish our objective of increasing the amount and predictability of our FFO on a per share basis, less a reserve for capital replacements. These policies include:

o seeking to reduce our exposure to downturns in regional real estate markets by obtaining a geographically diverse portfolio of communities;
o ensuring the continued maintenance of our communities by providing a minimum $50 per homesite per year for capital replacements;

o        using debt leverage to increase our financial returns;
o reducing our exposure to interest rate fluctuations by utilizing long-term, fixed-rate, fully-amortized debt to pay off higher cost, short term debt;
o selectively acquiring manufactured home communities that have potential long-term appreciation of value through, among other things, rent increases, expense efficiencies and in-park homesite development;
o improving the profitability of our communities through aggressive management of occupancy, community development and maintenance and expense controls;
o developing and maintaining resident satisfaction and a reputation for quality communities through maintenance of the physical condition of our communities and providing activities that improve the community lifestyle; and
o        recruiting and retaining capable community management personnel.

Future Acquisitions

In 1997, when we decided to enter the manufactured home community business, we began to implement a business plan which called for the investment of our capital in the acquisition of manufactured home communities. During the second half of 1997 and during 1998, we have focused on identifying acquisition opportunities that we believe provide returns that are accretive to our stockholders.

Our acquisition of interests in manufactured home communities takes many forms. In many cases we acquire fee title to the community. When a community has a significant number of unleased homesites, we seek a stable return from the community during the development and lease-up phase while also seeking to participate in future increased earnings after development is completed and the sites are leased. We seek to accomplish this goal by making loans to development companies in return for participating mortgages that are non-recourse to the borrowers and secured by the property. In general, our participating mortgages earn interest at fixed rates and, in addition, participate in a profits or revenues from the community. This profit participation right generally entitles us to 50% of the net income and cash flow generated by the community.

We believe that acquisition opportunities for manufactured home communities are attractive at this time because of the increasing acceptability of and demand for manufactured homes and the continued constraints on development of new manufactured home communities. We are actively seeking to acquire additional communities on our own behalf and on behalf of Commercial Assets, and we are currently engaged in various stages of negotiations relating to the possible acquisition of a number of communities. The acquisition of interests in additional communities could also result in our becoming increasingly leveraged as we incur debt in connection with these transactions.

In 1998, we invested $60 million to acquire interests in seven manufactured home communities that are located primarily in Arizona and Florida. These communities have a total of 1,726 developed homesites, 56 sites ready for homes (sites with homes in place) and 171 sites available for future development.

When evaluating potential acquisitions, we consider such factors as:

o        the location and type of property;
o        the value of the homes located on the leased land;
o the improvements, such as golf courses and swimming pools, at the property;
o the current and projected cash flow of the property and our ability to increase cash flow;

o        the potential for capital appreciation of the property;
o        the terms of tenant leases, including the potential for rent increases;
o the tax and regulatory environment of the community in which the property is located;
o the potential for expansion of the physical layout of the property and the number of sites;
o the occupancy and demand by residents for properties of a similar type in the vicinity;
o        the credit of the residents in a community;
o the prospects for liquidity through sale, financing or refinancing of the property;
o        the competition from existing manufactured home communities;
o        the potential for the construction of new communities in the area; and
o        the replacement cost of the property.

In order to allocate investments between us and Commercial Assets, the companies have agreed that Commercial Assets will invest at least $50 million of its cash resources in the acquisition of communities before we invest any further cash in the acquisition of communities. Thereafter, the companies will coordinate their investments. As of December 31, 1998, Commercial Assets had invested $23 million in communities. Notwithstanding the above, we may acquire communities if a material portion of the purchase price is paid for in units of limited partnership interests in the Operating Partnership ("OP Units") or our common stock.

Fees and Earnings from Commercial Assets

We manage Commercial Assets and own 27% of Commercial Assets' common stock. Under the terms of our management agreement with Commercial Assets, we receive the following fees:

o Acquisition Fees equal to 0.5% of the cost of each real estate-related asset acquired by Commercial Assets;
o Base Fees equal to 1% per year of the net book value of Commercial Assets' real estate-related assets;
o Incentive Fees equal to 20% of the amount by which Commercial Assets' REIT income exceeds (a) its average net worth, multiplied by (b) 1% over the ten year United States Treasury rate.

In the third quarter of 1998, Commercial Assets entered the manufactured home community business and began acquiring interests in manufactured home communities identified by us. As of December 31, 1998, Commercial Assets had acquired interests in six communities at a cost of $23 million. Commercial Assets paid us Base Fees and Acquisition Fees totaling $87,000 and $124,000, respectively, during 1998 primarily due to Commercial Assets' investment in communities. No Incentive Fees were paid by Commercial Assets during 1998.

The management agreement has a term of one-year, subject to annual renewal. The board of directors of Commercial Assets has renewed the management agreement for one more year. In addition, the management agreement has been amended. This amendment provides that, during 1999, Incentive Fees will be based upon Commercial Assets' FFO, less an annual capital replacement reserve of at least $50 per developed homesite, instead of its REIT income. Both your management and Commercial Assets believe that this amendment will cause our Incentive Fees to be tied more closely to the economic profitability of Commercial Assets as Commercial Assets is now engaged in the manufactured home community business.

Although there can be no assurance of such, we expect Commercial Assets to continue to acquire interests in communities during 1999.

Expansion of Existing Communities

We will seek to increase the number of homesites and the amount of earnings generated from our existing portfolio of manufactured home communities through marketing campaigns aimed at increasing occupancy. We will also seek expansion through future acquisitions and expansion of the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. As of December 31, 1998, we held interests in twelve communities with 890 sites ready for homes and 1,960 sites available for future development.

Competition

There are numerous housing alternatives that compete with our manufactured home communities in attracting residents. Our properties compete for residents with other manufactured home communities, multifamily rental apartments, single family homes and condominiums. The number of competitors in a particular area could have a material effect on our ability to attract and maintain residents and on the rents we are able to charge for homesites. In acquiring assets, we compete with other REITs, pension funds, insurance companies, and other investors, many of which have greater financial resources than we do. In addition, Commercial Assets is also involved in acquiring manufactured home communities.

Taxation of the Company

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and we intend to operate in a manner which will allow us to avail ourselves of the beneficial tax provisions applicable to REIT's. Our qualification as a REIT depends on our ability to meet the various requirements imposed by the Code, such as specifications relating to actual operating results, distribution levels and diversity of stock ownership. In addition, our ability to qualify as a REIT depends in part upon the actions of third parties over which we have no control, or only limited influence. For instance, our qualification depends upon the conduct of certain entities with which we have a direct or indirect relationship, in our capacity as a lender, lessor, or holder of non-controlling equity interests. Our qualification also depends upon Commercial Assets' continued qualification as a REIT.

If we qualify for taxation as a REIT, we will generally not be subject to Federal corporate income tax on our net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that generally results from investment in a corporation. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax at regular corporate rates on our taxable income (including any applicable alternative minimum tax). We have a net operating loss ("NOL") carryover of approximately $95 million which may, subject to some restrictions and limitations, be used to offset taxable income in the event that we fail to qualify as a REIT. Additionally, even if we qualify as a REIT, we may be subject to certain state and local income and other taxes, and to Federal income and excise taxes on our undistributed income.

If in any taxable year we fail to qualify as a REIT and as a result, incur a tax liability, we might need to borrow funds or liquidate certain investments in order to pay the applicable tax. In this situation, we would not be compelled to make distributions as required for entities claiming REIT status under the Code. Moreover, unless we would be entitled to relief under certain statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us to fail to qualify as a REIT, or may cause the Board of Directors to revoke the REIT election.

We and our stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which we or they transact business or reside. The state and local tax treatment conferred upon us and our stockholders may not conform to the Federal income tax treatment.

Regulations

General

Manufactured home communities, like other housing alternatives, are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. We believe that we have obtained the necessary permits and approvals to operate each of our properties in conformity with these laws.

Americans with Disabilities Act

Our current properties and any newly acquired communities must comply with the Americans with Disabilities Act (the "ADA"). The ADA generally requires that public facilities, such as clubhouses, swimming pools and recreation areas be made accessible to people with disabilities. As we previously mentioned, many of our communities have public facilities. In order to comply with these requirements we have made improvements at our communities in order to remove barriers to access. If we should ever fail to comply with ADA regulations we could be fined or we could be forced to pay damages to private litigants. We have made those changes required by the ADA which we believe are appropriate. We believe that any further costs related to ADA compliance can be recovered by cash flow from the individual properties without causing any material adverse effect. If ongoing changes involve a greater expenditure than we currently anticipate, or if the changes must be made on a more accelerated basis than we anticipate, our ability to make expected distributions could be adversely affected.

Rent Control Legislation

State and local laws, principally in Florida, might limit our ability to increase rents on some of our properties, and thereby, limit our ability to recover increases in operating expenses and the costs of capital improvements. Enactment of rent control laws has been considered from time to time in jurisdictions in which we operate. We presently expect to maintain manufactured home communities and may purchase additional properties in markets that are either subject to rent control laws or in which such legislation may be enacted.

Insurance

We believe that our properties are covered by adequate fire, flood and property insurance policies. It is our policy to purchase insurance policies which contain commercially reasonable deductibles and limits from reputable insurers. We also believe that we have obtained adequate title insurance policies insuring fee title to properties we have acquired.

Capital Resources

We have used our available cash balances, our FFO and our long-term and short-term financing arrangements to provide working capital to support our operations, to pay dividends and to acquire assets. Future acquisitions will be financed by the most appropriate sources of capital, perhaps including our available cash balances; undistributed FFO; long-term, secured debt; short-term, secured debt; or the issuance of additional equity securities, including interests in the Operating Partnership. This flexibility allows us to offer more choices of "acquisition currency" to potential sellers of manufactured home communities including the ability to defer some or all of the tax consequences of a sale. We believe that this flexibility may offer sellers an incentive to enter into transactions with us on favorable terms.

Without further stockholder approval, we are authorized to issue up to 50,000,000 shares of common stock. As of March 5, 1999, 5,563,943 shares of common stock were issued and outstanding. The Board of Directors is authorized to issue additional classes of stock (including preferred stock) without stockholder approval. Depending upon the terms set by the Board of Directors, the authorization and issuance of preferred stock or other new classes of stock could adversely affect existing stockholders. Future offerings of stock may result in the reduction of the net tangible book value per outstanding share and a reduction in the market price of the stock. We are unable to estimate the amount, timing or nature of such future offerings as any such offerings will depend on general market conditions or other factors. As of March 5, 1999, we have not authorized or issued additional classes of stock.

Dividend Reinvestment Plan

In 1998, we terminated our Automatic Dividend Reinvestment Plan due to the administrative costs related to the plan.

Restrictions on and Redemptions of Common Stock

To qualify to be taxed as a REIT, we must comply with certain ownership limitations with respect to shares of our common stock. Our Certificate of Incorporation provides that shares of common stock generally may not be owned by a person if the ownership of shares by such person would exceed 9.8% of our outstanding shares or would result in the imposition of a tax on us.

Our Certificate of Incorporation empowers the Board of Directors, at its option, to redeem shares of common stock or to restrict transfers of shares to comply with the requirements described above. The redemption price we would pay if the Board of Directors exercises this option to redeem shares would be the fair market value of the common stock as reflected in the latest quotations on the New York Stock Exchange. Our Certificate of Incorporation also provides that if anyone acquires shares of our common stock in a manner or in a volume that would result in our disqualification as a REIT under the Code, that acquisition is deemed void to the fullest extent permitted under the law and the acquirer will be deemed never to have had an interest in the shares. Furthermore, if a transaction is determined to be void or invalid, the acquirer may be deemed to have acted as agent on our behalf in acquiring such shares and may be deemed to hold such shares on our behalf.

Each stockholder is required, upon demand, to disclose to the Board of Directors in writing any information with respect to the direct and indirect ownership of shares of our common stock as the Board of Directors deems necessary or prudent in order to protect our tax status.

Employees

Our employees perform various acquisition and management functions. Brandywine Financial Services Corporation and its affiliates provide our properties with employees that perform property management, maintenance and sales services. Mr. Bruce Moore was the founder and Chief Executive Officer of Brandywine prior to becoming our President and Chief Operating Officer in February 1998. In addition to our eight employees, approximately 260 Brandywine employees devote their full attention to our communities. We reimburse Brandywine for the costs of these employees. None of these employees are represented by a union, and we have never experienced a work stoppage. We believe that we maintain satisfactory relations with our employees.

Item 2.  Properties.

The manufactured home communities in which we have interests are primarily located in Florida and Arizona and are concentrated in or around four metropolitan areas. We hold interests in these communities as owner, ground lessee or mortgage lender (including participating mortgages). The following table sets forth the states in which the communities in which we held an interest on December 31, 1998 are located:


                                                                        Number of Sites
                                           --------------------------------------------------------------------------
                                                                                Available for
                         Number of                             Ready for            Future            Recreational
                        Communities          Developed           Homes            Development           Vehicles
                      ----------------     ---------------    -------------     ----------------     ----------------
Florida                       18                3,724              782                1,960                  --
Arizona                        4                  798              109                   --                 120
New Jersey                     1                   90               --                   --                  --
Pennsylvania                   1                   28               --                   --                  --
California                     1                   --               --                   --                  65
                             ---               ------             ----               ------                ----
   Total                      25               4,640               891                1,960                 185
                             ===               =====              ====               ======                ====


The following table sets forth information regarding each manufactured home community in which we held an interest and those manufactured home communities which we manage for others:

                                                                Average
                                         Developed               Monthly              Sites Ready  Sites Available
 Community             Location          Homesites  Occupancy(1)  Rent      RV Sites   for Homes   for Development
-------------------------------------------------------------------------------------------------------------------
Owned Communities
Brentwood West     Mesa, AZ                  350       100%         $274         --        --             --
Cardinal Court     Largo, FL                 138        99           255         --        --             --
Caribbean Cove     Orlando, FL               255       100           264         --        31             --
Forest View        Homosassa, FL             187        99           219         --       124 (3)         --
Gulfstream Harbor  Orlando, FL               379        99           304         --         3            171
Gulfstream Harbor  Orlando, FL
 II                                          286        99           293         --        22             --
Marina Dunes       Marina, CA                 --        --            --         65        --             --
Mullica Woods      Egg Harbor City, NJ        90       100           440         --        --             --
Park Royale        Pinellas Park, FL         258        95           331         --        51 (3)         --
Pinewood           St. Petersburg, FL        220        98           277         --        --             --
Pleasant Living    Riverview, FL             245       100           266         --        --             --
Salem Farm         Bensalem, PA               28       100           417         --        --             --
Serendipity        Ft. Myers, FL             338        99           265         --        --             --
Stonebrook         Homosassa, FL             121        99           237         --        97 (3)         --
Sun Valley         Tarpon Springs, FL        261       100           333         --        --             --
Westwind I (2)     Dunedin, FL               195        99           313         --        --             --
Westwind II (2)    Dunedin, FL               189       100           332         --        --             --
                                       ----------------------------------------------------------------------------
    Subtotal                               3,540        99           286         65       328            171
                                       ----------------------------------------------------------------------------

Participating Mortgage Communities (3)
Blue Heron Pines   Punta Gorda, FL           116       100           227         --       131            212
Blue Star          Apache Junction, AZ        30       100           216        120        --             --
Brentwood          Hudson, FL                 69        93           171         --        74             74
Lost Dutchman      Apache Junction, AZ       150       100           237         --       109             --
Royal Palm         Haines City, FL           222        99           204         --        64            175
Savanna Club       Port St. Lucie, FL          7       100           198         --        --          1,328
Sun Lake           Grand Island, FL          238        98           240         --       185             --
Sun Valley         Apache Junction, AZ       268       100           237         --        --             --
                                       ----------------------------------------------------------------------------
    Subtotal                               1,100        99           224        120       563          1,789
                                       ============================================================================
Total Communities                          4,640        99%         $270        185       891          1,960
                                       ============================================================================

Communities Managed for Commercial Assets
Cannery Village    Newport Beach, CA          --        --%         $ --         --        --             30
Casa Encanta       Mesa, AZ                  111        87           350         --        --             --
Cypress Greens     Lakeland, FL               85       100           184         --        22             --
Fiesta Village     Mesa, AZ                  175        98           273         --        --            206
Riverside          Ruskin, FL                220       100           418         --        24            942
Southern Palms     Mesa, AZ                   51       100           203         --        --             --
                                         ----------------------------------------------------------------------------
      Subtotal                               642        97           319         --        46          1,178
                                         ----------------------------------------------------------------------------

Communities Managed for Others
Countryside        Brooksville, FL            73        99           129         --        38             --
Edgewater          Seminole, FL              130       100           157         --        --             --
Golden Crest       Dunedin, FL               176        97           336         --        --             --
Lakewood           Vero Beach, FL            329        98           292         --        47             --
Windward           Spring Hill, FL           199       100           232         --        55             --
                                         ----------------------------------------------------------------------------
      Subtotal                               907        99           251         --       140             --
                                         ----------------------------------------------------------------------------
                                         ============================================================================
 Total Managed Communities                 1,549        98%         $281         --       186          1,178
                                         ============================================================================

1        Excludes  recreational  vehicle  sites,  which are leased on a seasonal basis.
2        We are the ground lessee of these communities.
3 We hold notes receivable secured by mortgages on these sites. The notes earn interest and participate in profits or revenues from the sites.

Item 3.  Legal Proceedings.

At March 5, 1999, there were no material legal proceedings, pending or threatened, to which we were a party or to which any of our respective properties were subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of 1998.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Our common stock is listed on the NYSE under the symbol "AIC." The high and low closing sales prices of the shares of common stock as reported on the NYSE Composite Tape and certain dividend information for the periods indicated were as follows:


                                                   High                        Low                       Dividends
                                             ---------------               -------------               -------------
1998
    First Quarter                             $    20-7/8                   $       16                   $    --
    Second Quarter                                19-5/16                       15-7/8                      .250
    Third Quarter                                 17-5/16                      13-5/16                      .250
    Fourth Quarter                               14-15/16                       12-1/8                      .250

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


As of March 5, 1999, 5,563,943 shares of common stock were issued and outstanding and were held by 2,448 stockholders of record. We estimate there were an additional 11,000 beneficial owners on that date whose shares were held by banks, brokers or other nominees.

We, as a REIT, are required to distribute annually to stockholders at least 95% of our "REIT taxable income," which, as defined by the Code and Treasury regulations, is generally equivalent to net taxable ordinary income. We measure economic profitability and intend to pay regular dividends to our stockholders based on FFO, less an annual reserve for capital replacements of at least $50 per developed homesite, during the relevant period. The future payment of dividends, however, will be at the discretion of the Board of Directors and will depend on numerous factors including, our financial condition, capital requirements, the annual distribution requirements under the provisions of the Code applicable to REITs, and such other factors as the Board of Directors deems relevant.

In 1998, 6,400 shares of common stock were issued to non-executive directors in lieu of annual director fees as a private placement of our securities. The non-executive directors were given the option of receiving either (1) $15,000 and 800 shares of common stock or (2) 1,600 shares of common stock.

Item 6.  Selected Financial Data.

Our selected financial data set forth below, has been derived from and should be read in conjunction with our audited consolidated financial statements including their notes. Financial data as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, is included elsewhere in this report on Form 10-K.

Operating and Balance Sheet Data (in thousands, except per share data):


                                                                          Year Ended December 31,
                                                       --------------------------------------------------------------
                                                         1998         1997         1996         1995         1994
                                                      -----------  -----------   ----------   ----------   ----------
RENTAL PROPERTY OPERATIONS
Rental and other property revenues                    $ 10,479     $  3,104      $     --     $     --     $     --
Interest on participating mortgages                      3,174           --            --           --           --
Equity in earnings of rental property joint ventures        --          466            --           --           --
Property operating expenses                             (4,039)      (1,398)           --           --           --
                                                      -----------  -----------   ----------   ----------   ----------
                                                         9,614        2,172            --           --           --
Depreciation                                            (2,685)        (693)           --           --           --
                                                      -----------  -----------   ----------   ----------   ----------
                                                         6,929        1,479            --           --           --
                                                      -----------  -----------   ----------   ----------   ----------
SERVICE OPERATIONS
Property management income, net                            156           69            --           --           --
Commercial Assets  management fees                         155           --            --           --           --
Amortization of management contracts                    (2,894)        (744)           --           --           --
                                                      -----------  -----------   ----------   ----------   ----------
                                                        (2,583)        (675)           --           --           --
                                                      -----------  -----------   ----------   ----------   ----------
OTHER ACTIVITIES
Non-agency MBS bonds revenues                               50        2,966        11,513        8,499        1,531
Equity in earnings of Commercial Assets                    975        3,663         1,875        1,742        1,354
General and administrative expenses                     (1,393)      (1,042)       (1,145)      (1,895)      (1,586)
Interest and other income                                  871        1,808           136          630          563
Interest expense                                        (2,485)        (368)          (88)         (63)        (148)
Costs incurred to acquire management contract           (2,092)      (6,553)           --           --           --
Management fees to former manager                           --         (570)       (1,793)        (980)        (253)
Earnings from liquidating operations                        --           --            --        6,507       11,897
Elimination of DERs                                         --           --          (825)          --           --
                                                      -----------  -----------   ----------   ----------   ----------

INCOME BEFORE GAIN ON RESTRUCTURING OF BONDS AND
   MINORITY INTEREST
                                                           272          708         9,673       14,440       13,358
Gain on restructuring of bonds                              --        6,484            --           --           --
                                                      -----------  -----------   ----------   ----------   ----------

INCOME BEFORE MINORITY INTEREST                            272        7,192         9,673       14,440       13,358
Minority interest in Operating Partnership                 (60)          62            --           --           --
                                                      -----------  -----------   ----------   ----------   ----------

NET INCOME                                            $    212     $  7,254      $  9,673     $ 14,440     $ 13,358
                                                      ===========  ===========   ==========   ==========   ==========
Per Share Amounts:
   Basic earnings                                     $   0.04     $   1.44      $   1.97     $   2.97     $   4.59
   Diluted earnings                                   $   0.04     $   1.43      $   1.95     $   2.96     $   4.58
   Dividends                                          $   0.75     $   1.45      $   1.85     $   1.70     $   1.65

Weighted-Average Common Shares Outstanding               5,094        5,022         4,919        4,856        2,910
Weighted-Average Common Shares And Common Share
   Equivalents Outstanding                               5,113        5,061         4,966        4,883        2,914




                                                                             December 31,
                                                  -------------------------------------------------------------------
                                                     1998          1997           1996          1995          1994
                                                  -----------    ----------     ---------     ---------     ---------

Real estate, before accumulated depreciation       $101,941      $ 41,419       $     --      $     --      $     --
Investments in participating mortgages and
   joint ventures                                    27,604        25,415             --            --            --
Investment in Commercial Assets                      20,706        20,866         19,361        19,225        21,068
Total assets                                        158,226       119,161         90,344        79,653       109,539
Secured notes payable                                51,006        10,677             --            --        30,592
Minority interest in Operating Partnership           25,649        22,362             --            --            --
Stockholders' equity                                 78,636        83,515         86,365        78,759        72,965



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          RESULTS OF OPERATIONS FOR THE
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

The following discussion and analysis of consolidated results of operations and financial condition should be read in conjunction with our consolidated financial statements included elsewhere in this report. In 1997, we decided to change our business from the ownership of high-risk, residential collateralized mortgage-backed securities to the ownership, acquisition, development and management of manufactured home communities. This decision helped us to avoid the volatility incurred by other owners of these securities following the capital market crisis in the third quarter of 1998. During the last year and a half we have been focused on the investment of our capital in the acquisition of manufactured home communities. Since our capital has not yet been entirely invested into this new business, our financial performance, and consequently our stock price, has been adversely affected during this period.

Comparison of 1998 to 1997

Rental Property

Income from rental properties totaled $6,929,000 during 1998 and $1,479,000 during 1997. The increase between 1997 and 1998 was due to our acquisition of communities during those years. Our first acquisition of interests in manufactured home communities occurred in May 1997, and as of December 31, 1997, we had invested $69 million in 19 communities. During 1998, we had invested an additional $60 million in seven communities.

Inflation

We do not believe that changes in inflation rates would have a material adverse effect on our business. In fact, we believe that inflation may positively impact our business, in light of the fact that manufactured home communities represent a more affordable housing choice for many people than other alternatives available, increased inflation rates may allow us to demand increased rents without losing tenants.

Service Operations

During 1998, we earned $156,000 in property management income versus $69,000 during 1997. Property management income increased during 1998 as compared to 1997 because property management contracts were not acquired until May 1997. Amortization of management contracts increased from $744,000 to $2,894,000 in

1997 and 1998, respectively, due to our acquisition of property management contracts in May 1997 and our acquisition of the Commercial Assets management agreement in November 1997. Similarly, fee revenue from managing Commercial Assets was $155,000 in 1998 and $0 in 1997.

Equity in Earnings of Commercial Assets

Income from our 27% interest in Commercial Assets for 1998 was $975,000 compared to $3,663,000 for 1997. Prior to November 1997, Commercial Assets received income from a portfolio of collateralized mortgage backed securities. It restructured its portfolio in November 1997 and temporarily invested the proceeds in short-term investments while considering alternative investments. Commercial Assets announced that it intended to invest in manufactured home communities in the third quarter of 1998, and as of December 31, 1998, it has invested $23 million in such communities. Commercial Assets reported to us that the decrease in income during 1998 as compared to 1997 was due to: (1) lower yields during 1998 on short-term investments and interests in manufactured home communities compared to yields on collateralized mortgage backed securities during 1997, (2) the gain on the restructuring of the bonds recognized in 1997, and (3) a non-recurring $500,000 expense in 1998 related to the cost of investigating marina investments.

Non-agency MBS Bonds

In March 1997, we sold our portfolio of unrated credit support debt interests in non-conforming residential mortgage loan securitizations known as "non-agency MBS bonds" in order to reduce risk associated with this type of investment and to maximize long-term, risk-adjusted returns to stockholders. Consequently, income from non-agency MBS bonds decreased to $50,000 during 1998 compared with $2,966,000 for 1997. Revenues from non-agency MBS bonds subsequent to March 1997 represent income from a small equity interest retained from the sale. No income has been recognized from the retained equity interest after the first quarter of 1998, and we anticipate receiving minimal, if any, additional income in the future from such retained interest.

Management Fees

We incurred $570,000 of management fees to our manager during 1997. There were no management fees in 1998 due to our acquisition of our management agreement in November 1997.

General and Administrative Expenses

Our general and administrative expenses were $1,393,000 for 1998 compared to $1,042,000 for 1997. Expenses increased in 1998 primarily because of personnel and related expenses incurred as a result of our becoming self-administered and self-managed in November 1997. The cost increase was partially offset by $100,000 of nonrecurring costs incurred in 1997 related to our reverse stock split.

Interest and Other Income

Interest and other income for 1998 was $871,000 compared to $1,808,000 for 1997. The proceeds from the restructuring of the non-agency MBS bonds were temporarily invested until they were used to acquire manufactured home communities. By June 1998, we had used substantially all of the proceeds to acquire communities. Therefore, we do not expect significant interest income in the future. The average interest rate on our temporary investments was 5.4% during both 1998 and 1997.

Interest Expense

Interest expense increased in 1998 by $2,117,000 as compared to 1997 due to borrowings used to acquire manufactured home communities. During 1998, we incurred interest expense on (1) approximately $11 million assumed in connection with the 1997 acquisitions of four manufactured home communities and (2) approximately $40 million borrowed in mid-1998 in connection with the acquisition of four additional communities. The 1998 interest expense figure also includes $382,000 of amortized loan costs related to the 1998 borrowings.

Costs Incurred to Acquire Management Contract

During 1998, we achieved annualized returns before depreciation on certain of our real estate investments in excess of 9% for a period of six months. Pursuant to the November 1997 acquisition of our management contract, we issued 120,000 OP Units to the former manager and recognized a $2,073,000 expense for additional consideration paid to the former manager. During 1997, we recognized $6,553,000 of expense related to the purchase of our management contract.

Gain on Restructuring of Bonds

In connection with the resecuritization of the non-agency MBS bonds, a gain of $7,359,000 was recognized during 1997 reduced by both $1,472,000 of Incentive Fees related to the gain and an additional fee of $600,000 incurred in exchange for the manager agreeing to continue as a loss mitigation advisor on the non-agency MBS bonds. In addition, during the fourth quarter of 1997, we entered into a transaction for the sale of interests in other bonds that had no carrying value on our books. As a result of this transaction, a net gain of $1,197,000 was recognized in 1997.

Comparison of year ended December 31, 1997 to year ended December 31, 1996

Rental Property and Service Operations

From May 1997 through December 1997, we invested $69 million in manufactured home communities and related assets. As of December 31, 1997, we had interests in 19 manufactured home communities. In 1997, we earned $3,104,000 of rental and other property revenues and $466,000 of equity in earnings of real estate joint ventures and incurred $1,398,000 of property operating expenses and $693,000 of depreciation related to the acquired communities. In addition, we earned $69,000 of property management income less $744,000 of amortization related to the management contracts acquired.

Equity in Earnings of Commercial Assets

Income from our 27% interest in Commercial Assets for 1997 and 1996 was $3,663,000 and $1,875,000, respectively. Commercial Assets reported to us that the increase in income is primarily because of gains from the 1997 restructuring of its portfolio of collateralized mortgage-backed securities ("CMBS bonds"), prepayments on one of its CMBS bonds in the third quarter of 1997 and the non-recurring charge in 1996 for the elimination of dividend equivalent rights under Commercial Assets' stock option plan. The increase was partially offset by higher management fees in 1997 and revenues from redemption of two CMBS bonds and other prepayments in 1996.

Non-agency MBS Bonds

Income from our non-agency MBS bonds decreased to $2,966,000 during 1997 compared with $11,513,000 for 1996 primarily due to the resecuritization of the bonds in March 1997. Revenues of $966,000 from the non-agency MBS bonds, since the resecuritization, represent income from the retained equity interest.

Management Fees

In November 1997, stockholders approved a proposal to acquire our manager in order to become a self-managed and self-administered REIT. Prior to the acquisition, the manager received various fees for the advisory and other services performed, and the manager provided all personnel and related overhead necessary to conduct our regular business.

Management fees decreased to $570,000 during 1997 compared with $1,793,000 for 1996 primarily due to the resecuritization of the non-agency MBS bonds in March 1997. The manager received administrative fees of up to $3,500 for each non-agency MBS bond and base fees on invested assets. Base fees were not paid on cash or short-term investment balances. Therefore, as a result of the resecuritization, administrative fees were eliminated, base fees declined, and lower net income exclusive of the gain on the restructuring resulted in lower incentive fees. In addition, all fees were discontinued upon our acquisition of the manager in November 1997.

We incurred $322,000 of acquisition fees during 1997, relating to the acquisition of manufactured home communities and management contracts. These acquisition fees are capitalized and will be amortized over the estimated life of the related assets. No acquisition fees were incurred in 1996.

General and Administrative Expenses

General and administrative expenses decreased by $103,000 in 1997 compared with 1996 due primarily to the (1) elimination of dividend equivalent right expense in the second quarter of 1996, (2) reductions in accounting and consulting fees, and (3) lower costs associated with stockholder relations.

Interest and Other Income

Interest and other income increased significantly during 1997 compared with 1996 because of higher cash balances subsequent to the resecuritization of the non-agency MBS bonds. The average interest rate on our cash investments during 1997 was 5.4%.

Interest Expense

Interest expense during 1997 includes $342,000 on the secured notes payable assumed with the acquisition of four manufactured home communities and $26,000 of interest on the $3 million of short-term borrowings outstanding at December 31, 1996. The $88,000 of interest expense during 1996 was on short-term borrowings.

Costs Incurred to Acquire Management Contract

During the fourth quarter of 1997, we recognized a $6,553,000 nonrecurring expense related to our purchase of our management contract, including $6,105,000 of non-cash expense from the issuance of OP Units to the former manager.

Gain on Restructuring of Bonds

The 1997 gains from the restructuring of non-agency MBS and other bonds totaled $6,484,000. There were no such gains in 1996.

NOL and Capital Loss Carryovers

At December 31, 1998, our NOL carryover was approximately $95,000,000 and our capital loss carryover was approximately $20,000,000. Subject to some limitations, the NOL carryover may be used to offset all or a portion of our REIT income, and as a result, to reduce the amount of income that we must distribute to stockholders to maintain our status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire in 2000 and 2001.

Dividend Distributions

During 1998, we distributed $4,916,000 ($0.75 per share) to holders of common stock and OP Units compared to 1997 distributions of $7,749,000 ($1.45 per share) and 1996 distributions of $9,128,000 ($1.85 per share). Eighty percent of 1998 dividends and seventy-five percent of 1997 dividends constituted return of capital distributions, which are not taxable to the stockholders to the extent of their basis in their stock. Return of capital distributions were not made in 1996.

                         LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, we had cash and cash equivalents of $1,426,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties, payments of dividends to stockholders and distributions made to limited partners in the Operating Partnership.

Our net cash provided by operating activities was $6,841,000 during 1998 compared to $3,931,000 during 1997. The increase was primarily a result of (1) increased cash flow from the ownership and management of manufactured home communities due to acquisitions in 1997 and 1998 offset by decreased cash flow from the non-agency MBS bonds and short-term investments we held in 1997 and (2) costs in 1997 in the amount of $448,000 associated with the acquisition of our management contract.

In 1998, the net cash used by investing activities was $58,897,000, compared with 1997 in which $27,479,000 of net cash was provided by investing activities. Investing activities in 1998 were primarily related to the acquisition of manufactured home communities, whereas, investing activities in 1997 primarily consisted of the restructuring of bonds net of the acquisition of interests in real estate. The restructuring of bonds in 1997 provided $69,807,000 of cash, of which $46,344,000 was used to acquire interests in real estate.

Net cash provided by financing activities was $31,680,000 in 1998, compared with net cash used by financing activities of $10,025,000 in 1997. This difference is primarily due to short-term and long-term borrowings in 1998 versus our repayment of short-term borrowings in 1997.

We have a line of credit with a bank which matures in September 2000. The line of credit is secured by 1,015,674 shares of our Commercial Assets common stock. Advances under this line of credit bear interest at the 30-day LIBOR rate plus 1.75%. The line of credit is limited to the lesser of (1) $5,000,000, (2) 65% of the product of the trading price of Commercial Assets common stock times 1,015,674 or (3) 65% of the purchase price of certain unpledged real estate. As of December 31, 1998, the limit was $4,000,000 and $2,000,000 was outstanding on this line of credit.

As of December 31, 1998, 52% of our real estate and 34% of our total assets were encumbered by debt. We had total outstanding indebtedness of $51.0 million, all of which was secured by various manufactured home communities, participating mortgages or shares of Commercial Assets stock. Our indebtedness was comprised of $40.5 million of non-recourse secured, long-term financing and $10.5 million of secured short-term financing. We expect to refinance the short-term debt with non-recourse secured, long-term financing in 1999. As of December 31, 1998, none of the long-term financing and all of the short-term financing bears interest at variable rates. The weighted-average interest rate on the secured, long-term notes payable was 6.8% with a weighted-average maturity of 10 years. The weighted-average interest rate on our short-term financing was 7.5%.

We expect to meet our long-term liquidity requirements through long-term, secured borrowings, the issuance of OP Units and other equity securities and cash generated by operations.

                              FUNDS FROM OPERATIONS

We measure our economic profitability based on FFO, less an annual capital replacement reserve of at least $50 per developed homesite. We believe that FFO, less a reserve, provides investors with an understanding of our ability to incur and service debt and to make capital expenditures. The Board of Governors of NAREIT defines FFO as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in a manner consistent with NAREIT's definition. In our calculation we include adjustments for:

o the minority interest in the Operating Partnership owned by persons other than us,
o        costs we incurred in order to become self-managed, and
o        amortization of management contracts.

FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with generally accepted accounting principles, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs.

For 1998 and 1997, our FFO was as follows (in thousands):


                                                                                       1998                  1997
                                                                                    ----------             -------
  Income before minority interest in Operating Partnership                           $    272             $  7,192
  Gain on liquidation of bonds                                                             --               (6,484)
  Real estate depreciation                                                              2,685                  693
  Real estate depreciation in joint ventures                                               --                  155
  Amortization of management contracts                                                  2,894                  744
  Amortization of non-agency MBS bonds                                                     --                1,016
  Equity in Commercial Assets' adjustments for FFO                                        212               (1,546)
  Costs incurred to acquire management contract                                         2,092                6,553
                                                                                     --------             --------
  Funds From Operations (FFO)                                                        $  8,155             $  8,323
                                                                                     ========             ========

  Weighted average common shares and OP Units outstanding                               6,540                5,254
                                                                                     ========             ========

                              YEAR 2000 COMPLIANCE

Year 2000 issues have arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of our Year 2000 compliance program.

Our critical hardware and software systems are currently Year 2000 compliant. Upon failure of any system, data included in critical software (such as rent-rolls and certain record-keeping systems) could be transferred to alternative commercially available software at a reasonable cost and within a reasonable time period. Consequently, we would be able to continue our business operations without any material interruption or material effect on our business, results of operations or financial condition. In addition, we anticipate that any hardware or software that we acquire (including upgrades to existing systems) between now and December 31, 1999 will be Year 2000 compliant.

Disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect us. Moreover, because a large number of our tenants may be dependent on social security payments to pay their rents, a failure of the Social Security Administration to cause their systems to be Year 2000 compliant may result in a material adverse effect on our operations. The Social Security Administration has announced that they will have their systems Year 2000 compliant before January 1, 2000.

We believe that the cost of modification or replacement of our less essential accounting and reporting software and hardware that is not currently compliant with Year 2000 requirements, if any, will not be material to our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is through our various debt instruments and borrowings. The following is a list of these debt instruments and borrowing arrangements.

We have $30.3 million of 6.5% non-recourse, secured long-term notes payable that mature in 2018. We do not have significant exposure to changing interest rates on these notes as the rate is fixed and the notes are fully amortizing.

We have $10.2 million of non-recourse, secured long-term notes payable that mature in October 2000 with a principal payment at maturity of $9.4 million. The rates on these notes range from 7.5% to 8.25% and are fixed. We intend to refinance these notes during 1999 or 2000 with long-term, fully amortizing, fixed rate debt. While changes in interest rates would affect the cost of funds borrowed in the future to refinance the existing debt, we believe that the effect, if any, of near-term changes in interest rates on our financial position, results of operations or cash flows would not be material as the existing debt is fixed rate until October 2000.

We have $8.5 million of recourse, secured short-term financing that bears interest at the London Interbank Offered Rate ("LIBOR") plus 2.5%. We expect to refinance this debt with non-recourse, secured, fixed rate, long-term debt in 1999. We have loan commitments from a lender for amounts in excess of the existing loan amount for 20 year, fully amortized debt with fixed rates ranging from 6.75% to 6.86%. If such expected refinancing occurs, we would not have significant exposure to changing interest rates. If the loan is not refinanced with fixed rate, fully amortized debt, then changes in LIBOR would affect the cost of funds borrowed in the future.

We have a recourse, secured line of credit that bears interest at LIBOR plus 1.75%. As of December 31, 1998, the outstanding balance was $2.0 million. Accordingly, changes in LIBOR would affect the cost of funds borrowed in the future; however, its affect would not be material to our financial position, results of operations or cash flows.

Item 8.  Financial Statements and Supplementary Data.

The independent auditor's reports, consolidated financial statements and schedules listed in the accompanying index are filed as part of this report and incorporated herein by reference. See "Index to Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no changes in nor any disagreements with our accountants relating to accounting or financial disclosure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information set forth under the caption "Board of Directors and Officers" in the proxy statement in connection with our 1999 Annual Meeting of Stockholders which is to be filed after the date this report on Form 10-K is filed is hereby incorporated by reference.

Executive Officers of the Registrant

The Executive Officers of the Company as of December 31, 1998 are:

          Name           Age            Position with the Company
-------------------------------------------------------------------------------
Terry Considine          51    Chairman of the Board of Directors and Chief
                               Executive Officer
Thomas L. Rhodes         59    Vice Chairman of the Board of Directors
Bruce E. Moore           56    President and Chief Operating Officer
David M. Becker          39    Chief Financial Officer, Secretary and Treasurer

Terry Considine has been our Chairman of the Board of Directors and Chief Executive Officer since April 1998. From September 1996 to April 1998, Mr.
Considine  served as our  Co-Chairman  of the Board of  Directors  and  Co-Chief
Executive Officer. Mr. Considine also serves as Chairman of the Board of Directors and Chief Executive Officer of Commercial Assets. He is the sole owner of Considine Investment Co., and since July 1994, he has been the Chairman of the Board of Directors and Chief Executive Officer of Apartment Investment and Management Company ("AIMCO"), one of the largest apartment REITs in the United States. Mr. Considine has been and remains involved as a principal in a variety of real estate activities, including the acquisition, renovation, development and disposition of properties. Mr. Considine has also controlled entities engaged in other businesses such as television broadcasting, gasoline distribution and environmental laboratories. Mr. Considine received a B.A. from Harvard College and a J.D. from Harvard Law School and was admitted as a member of the Massachusetts Bar.

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

Thomas L. Rhodes has been our Vice Chairman of the Board of Directors since April 1998. From September 1996 to April 1998, Mr. Rhodes served as Co-Chairman of the Board of Directors and Co-Chief Executive Officer. From September 1996 to April 1998, Mr. Rhodes also served as Commercial Assets' Co-Chairman of the Board of Directors and Co-Chief Executive Officer. Mr. Rhodes has been Commercial Assets' Vice Chairman of the Board since April 1998. Mr. Rhodes has also been a Director of AIMCO since July 1994. Mr. Rhodes has served as the President and a Director of National Review magazine since 1992. From 1976 to 1992, he held various positions at Goldman, Sachs & Co. and was elected a General Partner in 1986. He currently serves as a Director of Delphi Financial Group, Inc. and its subsidiaries, Delphi International, Ltd., Oracle Reinsurance and The Lynde and Harry Bradley Foundation. Mr. Rhodes is Trustee of The Heritage Foundation.

Bruce E. Moore was  appointed as our President  and Chief  Operating  Officer in
February 1998. He also serves as President and Chief Operating Officer of Commercial Assets. Mr. Moore is the founder and was the Chief Executive Officer of Brandywine Financial Services Corporation and its affiliates, a private real estate firm specializing in various aspects of the real estate industry including asset management, consulting, development, property management, brokerage and capital formation. He is a certified public accountant and holds a Masters in Accounting and a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania. Mr. Moore is a Director and past President of the Media Youth Center, and a past advisory-board member for the Department of Recreation and Intercollegiate Athletics for the University of Pennsylvania. In addition, Mr. Moore is a member of the National Association of Real Estate Investment Trusts and the International Council of Shopping Centers.

David M. Becker has functioned as our Chief Financial Officer, Secretary and Treasurer since December 1997 and was appointed to such positions in February 1998. Since December 1997, Mr. Becker has also served as Chief Financial Officer, Secretary and Treasurer of Commercial Assets and was appointed to such positions in April 1998. From September 1995 until joining us, he was both the Chief Financial Officer of Westfield Development Company, Inc. and Vice President-Finance of The Frederick Ross Co., related companies involved in commercial real estate development, brokerage and management. Prior to September

1995, he held various executive positions with CONCORD Services, Inc., a privately-held company involved in multiple businesses including trading, manufacturing and finance. CONCORD Services, Inc. declared bankruptcy in February 1995. In addition, Mr. Becker was Chief Financial Officer and General Counsel of Ramtron International Corporation, a publicly-held semiconductor manufacturer, from October 1989 until July 1994. Mr. Becker is an attorney and certified public accountant. He received a B.A. from the University of Northern Iowa and a J.D. from the University of Denver.

There are no family relationships between any of the executive officers, directors or persons nominated or chosen by us to become a director or executive officer and there are no arrangements or understandings pursuant to which any of them were selected as directors or officers. Except as described above, none of the persons nominated to become directors or executive officers have been involved in any legal proceedings during the past five years that are material to an evaluation of the ability or integrity of such persons.

The information set forth under the caption "Compliance with Section 16(a) of the Exchange Act" in the proxy statement is hereby incorporated by reference.

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

(a)(2) The financial statement schedules listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report. All other schedules are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the financial statements, or in notes thereto.

(a)(3)   The Exhibit Index is included on page 23 of this report.

(b)      Reports on Form 8-K for the quarter ended December 31, 1998:

         No current reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

                          INDEX TO FINANCIAL STATEMENTS


ASSET INVESTORS CORPORATION                                                 Page

Financial Statements:

     Report of Independent Auditors......................................    F-2

     Consolidated Balance Sheets as of December 31, 1998 and 1997........    F-3

     Consolidated Statements of Income for the years ended December
       31, 1998, 1997 and 1996...........................................    F-4
     Consolidated Statements of Stockholders' Equity for the years
       ended December 31, 1998, 1997 and 1996............................    F-5
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1998, 1997 and 1996..................................    F-6
     Notes to Consolidated Financial Statements..........................    F-7

Financial Statement Schedules:

     Schedule III -- Real Estate and Accumulated Depreciation...........    F-21

     Schedule IV -- Mortgage Loans on Real Estate.......................    F-23


COMMERCIAL ASSETS, INC. (a significant unconsolidated subsidiary of the Company)

Financial Statements:

     Report of Independent Auditors.....................................    F-25
     Consolidated Balance Sheets as of December 31, 1998 and 1997.......    F-26
     Consolidated Statements of Income for the years ended
         December 31, 1998, 1997 and 1996...............................    F-27
     Consolidated Statements of Stockholders' Equity for the
         years ended December 31, 1998, 1997 and 1996...................    F-28
     Consolidated Statements of Cash Flows for the
         years ended December 31, 1998, 1997 and 1996...................    F-29
     Notes to Consolidated Financial Statements.........................    F-30

Financial Statement Schedules:

     Schedule III -- Real Estate and Accumulated Depreciation............   F-41

     Schedule IV -- Mortgage Loans on Real Estate........................   F-42

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Asset Investors Corporation
Denver, Colorado


         We have audited the accompanying consolidated balance sheets of Asset Investors Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asset Investors Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.




                                                               Ernst & Young LLP

Denver, Colorado
January 29, 1999


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                                December 31,
                                                                                                ------------
                                                                                        1998                  1997
                                                                                        ----                  ----

ASSETS
Real estate, net of accumulated depreciation of $3,378 and $693                     $   98,563            $   40,726
Investments in participating mortgages                                                  27,604                    --
Investments in and notes receivable from real estate joint ventures                         --                25,415
Cash and cash equivalents                                                                1,426                21,802
Investment in Commercial Assets                                                         20,706                20,866
Other assets, net                                                                        9,927                10,352
                                                                                    ----------            ----------
       Total Assets                                                                 $  158,226            $  119,161
                                                                                    ==========            ==========

LIABILITIES
Secured long-term notes payable                                                     $   40,506            $   10,677
Secured short-term financing                                                            10,500                    --
Accounts payable and accrued liabilities                                                 2,935                 2,607
                                                                                    ----------            ----------
                                                                                        53,941                13,284
                                                                                    ----------            ----------

MINORITY INTEREST IN OPERATING PARTNERSHIP                                              25,649                22,362

STOCKHOLDERS' EQUITY
Common Stock, par value $.01 per share, 50,000 shares authorized 5,016 and 5,108 shares issued and outstanding, respectively
                                                                                            50                    51
Additional paid-in capital                                                             229,948               231,221
Dividends in excess of accumulated earnings                                           (151,362)             (147,757)
                                                                                    ----------            ----------
                                                                                        78,636                83,515
                                                                                    ----------            ----------
       Total Liabilities and Stockholders' Equity                                   $  158,226            $  119,161
                                                                                    ==========            ==========





                 See Notes to Consolidated Financial Statements.




                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                        1998             1997            1996
                                                                        ----             ----            ----
   RENTAL PROPERTY OPERATIONS
   Rental and other property revenues                                $  10,479        $   3,104        $      --
   Interest on participating mortgages                                   3,174               --               --
   Equity in earnings of real estate joint ventures                         --              466               --
   Property operating expenses                                          (4,039)          (1,398)              --
                                                                     ----------       ---------        ---------
   Income from property operations before depreciation                   9,614            2,172               --
   Depreciation                                                         (2,685)            (693)              --
                                                                     ---------        ---------        ---------
   Income from rental property operations                                6,929            1,479               --
                                                                     ---------        ---------        ---------

   SERVICE OPERATIONS
   Property management income, net                                         156               69               --
   Commercial Assets management fees                                       155               --               --
   Amortization of management contracts                                 (2,894)            (744)              --
                                                                     ---------        ---------        ---------
   Loss from service operations                                         (2,583)            (675)              --
                                                                     ---------        ---------        ---------

   OTHER ACTIVITIES
   Non-agency MBS bonds revenues                                            50            2,966           11,513
   Equity in earnings of Commercial Assets                                 975            3,663            1,875
   Management fees to former manager                                        --             (570)          (1,793)
                                                                     ---------        ---------        ---------
   Income from other activities                                          1,025            6,059           11,595
                                                                     ---------        ---------        ---------

   General and administrative expenses                                  (1,393)          (1,042)          (1,145)
   Interest and other income                                               871            1,808              136
   Interest expense                                                     (2,485)            (368)             (88)
   Costs incurred to acquire management contract                        (2,092)          (6,553)              --
   Elimination of DERs                                                      --               --             (825)
                                                                     ---------        ---------        ---------

   INCOME BEFORE GAIN ON RESTRUCTURING OF BONDS AND MINORITY
     INTEREST                                                              272              708            9,673
   Gain on restructuring of bonds                                           --            6,484               --
                                                                     ---------        ---------        ---------

   INCOME BEFORE MINORITY INTEREST                                         272            7,192            9,673
   Minority interest in Operating Partnership                              (60)              62               --
                                                                     ---------        ---------        ---------

   NET INCOME                                                        $     212        $   7,254        $   9,673
                                                                     =========        =========        =========

   BASIC EARNINGS PER SHARE                                          $    0.04        $    1.44        $    1.97
                                                                     =========        =========        =========
   DILUTED EARNINGS PER SHARE                                        $    0.04        $    1.43        $    1.95
                                                                     =========        =========        =========

   DIVIDENDS DECLARED PER SHARE                                      $    0.75        $    1.45        $    1.85
                                                                     =========        =========        =========

   Weighted-Average Common Shares Outstanding                            5,094            5,022            4,919
   Weighted-Average Common Shares And Common Share Equivalents
     Outstanding                                                         5,113            5,061            4,966




                 See Notes to Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)

                                                                                      Dividends In    Accumulated
                                                                        Additional     Excess of         Other             Total
                                                  Common Stock           Paid-In      Accumulated    Comprehensive     Stockholders'
                                               Shares       Amount       Capital        Earnings         Income            Equity
                                               ------       ------       -------        --------         ------            ------

BALANCES - DECEMBER 31, 1995                   24,356       $ 244      $  227,546     $  (148,274)       $  (757)         $ 78,759

   Comprehensive Income
      Net income                                   --          --              --           9,673             --             9,673
      Unrealized appreciation of CMBS
        bonds and non-agency MBS bonds             --          --              --              --          5,850             5,850
                                               ------       -----      ----------     -----------        -------          --------
           Comprehensive Income                    --          --              --           9,673          5,850            15,523
                                               ------       -----      ----------     -----------        -------          --------
   Issuance of Common Stock                       484           4           1,207              --             --             1,211
   Dividends                                       --          --              --          (9,128)            --            (9,128)
                                               ------       -----      ----------     -----------        -------          --------
BALANCES - DECEMBER 31, 1996                   24,840         248         228,753        (147,729)         5,093            86,365

   Comprehensive Income
      Net income                                   --          --              --           7,254             --             7,254
      Reversal of unrealized holding
        gains upon restructuring of bonds          --          --              --              --         (5,093)           (5,093)
                                               ------       -----      ----------     -----------        -------          --------
           Comprehensive Income                    --          --              --           7,254         (5,093)            2,161
                                               ------       -----      ----------     -----------        -------          --------
   Issuance of Common Stock                       459           5           2,266              --             --             2,271
   Dividends                                       --          --              --          (7,282)            --            (7,282)
   One-for-five reverse stock split           (20,191)       (202)            202              --             --                --
                                               -------      -----      ----------     -----------        -------          --------
BALANCES - DECEMBER 31, 1997                    5,108          51         231,221        (147,757)            --            83,515
   Issuance of Common Stock                        29          --             434              --             --               434
   Repurchase of Common Stock                    (121)        (1)         (1,707)              --             --            (1,708)
   Net income                                      --          --              --             212             --               212
   Dividends                                       --          --              --          (3,817)            --            (3,817)
                                               ------       -----      ----------     -----------        -------          --------
BALANCES - DECEMBER 31, 1998                    5,016       $  50      $  229,948     $  (151,362)       $    --          $ 78,636
                                               ======       =====      ==========     ===========        =======          ========




                 See Notes to Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                                  Year Ended December 31,
                                                                                  -----------------------
                                                                            1998            1997           1996
                                                                            ----            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $     212       $   7,254       $   9,673
   Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and amortization                                          5,962           1,437              --
     Minority interest in Operating Partnership                                60             (62)             --
     Equity in earnings of Commercial Assets                                 (917)         (3,663)         (1,875)
     Costs incurred to acquire management contract                          2,073           6,105              --
     Accrued interest on participating mortgages                             (566)             --              --
     Amortization of non-agency MBS bonds                                      --             469           2,998
     Equity in earnings of real estate joint ventures                          --            (466)             --
     Elimination of dividend equivalent rights                                 --              --             825
     Increase in other assets                                                 (83)           (647)           (148)
     Increase (decrease) in accounts payable and accrued liabilities
                                                                              100             (12)            197
     Gain on restructuring of assets                                           --          (6,484)             --
                                                                          -------         -------         -------
       Net cash provided by operating activities                            6,841           3,931          11,670
                                                                          -------         -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of real estate                                                (57,832)        (31,502)             --
   Investments in participating mortgages, net                             (1,611)             --              --
   Investments in and advances to real estate joint ventures                   --         (14,842)             --
   Capital replacements                                                      (531)            (55)             --
   Dividends from Commercial Assets                                         1,077           3,065           1,988
   Acquisition of non-agency MBS bonds                                         --              --         (15,893)
   Principal collections and indemnifications on non-agency MBS
     bonds                                                                     --             547           3,151
   Distributions from real estate joint ventures                               --             459              --
   Proceeds from the restructuring of assets                                   --          69,807              --
                                                                        ---------       ---------       ---------
     Net cash provided by (used in) investing activities                  (58,897)         27,479         (10,754)
                                                                        ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of Common Stock dividends                                       (3,817)         (7,282)         (9,128)
   Payment of distributions to minority interest in Operating
     Partnership                                                           (1,099)           (467)             --
   Proceeds (paydowns) from secured short-term financing                   10,500          (3,000)          3,000
   Proceeds from secured notes payable borrowings                          30,280              --              --
   Payment of loan costs, including costs from interest rate hedges
                                                                           (2,060)             --              --
   Principal paydown on secured long-term notes payable                      (451)           (196)             --
   Repurchase of Common Stock                                              (1,708)             --              --
   Proceeds from the issuance of Common Stock                                  35             920             301
                                                                        ---------      ----------      ----------
     Net cash provided by (used in) financing activities                   31,680         (10,025)         (5,827)
                                                                        ----------      ----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                          (20,376)         21,385          (4,911)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
                                                                           21,802             417           5,328
                                                                        ---------      ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $   1,426      $   21,802      $      417
                                                                        =========      ==========      ==========



                 See Notes to Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       The Company

Asset Investors Corporation ("AIC" and, together with its subsidiaries, the "Company") is a Maryland corporation that owns and operates manufactured home communities and has elected to be taxed as a real estate investment trust ("REIT"). AIC's Common Stock, par value $.01 per share ("Common Stock"), is listed on the New York Stock Exchange under the symbol "AIC." In May 1997, AIC contributed its net assets to Asset Investors Operating Partnership, L.P. (the "Operating Partnership") in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership's initial capital. AIC owns 76% of the Operating Partnership as of December 31, 1998. The Company also owns 27% of the Common Stock of Commercial Assets, Inc. ("CAX") and the non-voting stock of both AIC Manufactured Housing Corp. ("AICMHC") and Asset Investors Equity, Inc. ("AIE"). CAX is a publicly-traded REIT (American Stock Exchange, Inc.: CAX) formed by the Company in August 1993. AICMHC owns interests in manufactured home community management contracts and AIE manages CAX.

Prior to 1997, the Company owned debt interests in residential mortgage loan securitizations collateralized by pools of non-conforming (non-agency guaranteed) single-family mortgage loans ("non-agency MBS bonds"). In February 1997, the Company decided to restructure the Company's asset base and redeploy its assets in an attempt to both reduce risks associated with the Company's non-agency MBS bonds and maximize long-term, risk-adjusted returns to stockholders. In March 1997, under the first step of such plan, the Company contributed its portfolio of non-agency MBS bonds into an owner trust in a structured transaction in which the Company received $67,671,000 cash proceeds and retained a small equity interest. Subsequently, the Company has acquired interests in 23 manufactured home communities and two recreational vehicle parks with 4,640 developed homesites, 890 sites ready for homes, 1,960 sites available for future development and 180 recreational vehicle sites.

Prior to November 1997, the Company and CAX were managed by Financial Asset Management LLC ("FAM"). An investor group led by Terry Considine, Thomas L. Rhodes and Bruce D. Benson acquired FAM in September 1996. Mr. Considine is the Chairman and Chief Executive Officer of both the Company and CAX. Mr. Rhodes is Vice Chairman and Mr. Benson is a director of both the Company and CAX. In November 1997, the Company's stockholders approved the acquisition of the assets and operations of FAM in order to become a self-managed and self-administered REIT. The $11,692,000 purchase price was paid by issuing 676,700 limited partnership units of the Operating Partnership ("OP Units") plus up to 240,000 additional OP Units if certain performance goals, including investment and share price targets, are achieved by the Company within a specified time period. During the third quarter of 1998, the Company achieved the first set of performance goals by realizing annualized returns before depreciation in excess of 9% on its real estate investments for a period of six months. As a result of achieving these goals, the Company issued 120,000 OP Units and recorded an additional cost of acquiring the management contract of $2,092,000. This amount was expensed in 1998. The issuance of the remaining 120,000 OP Units is contingent upon the Company having a 90-day average per share price in excess of $20.00 by June 1999.

B.       Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership and all majority owned subsidiaries. The minority interest in the Operating Partnership represents the OP Units which are redeemable at the option of the holder. When a holder elects to redeem OP Units, the Company determines whether such OP Units will be redeemed for cash or shares of Common Stock. The holders of OP Units receive the same amount per OP Unit in distributions as the holders of Common Stock receive in dividends. As of December 31, 1998, 1,545,000 OP Units were outstanding. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in CAX is recorded under the equity method.

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

When conditions exist which indicate that the carrying amount of a property may be impaired, the Company will evaluate the recoverability of its net investment in the property by assessing current and future levels of income and cash flows. As of December 31, 1998, there has been no impairment of the Company's investment in rental properties.

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

Interest on participating mortgages is recorded based upon outstanding balances and interest rates per the terms of the mortgages. In addition, the Company evaluates the collectibility of any unpaid interest and provides reserves as necessary. As of December 31, 1998, there is a $149,000 reserve for uncollected interest on the participating mortgages.

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

Income Taxes

AIC has elected to be taxed as a REIT as defined under the Internal Revenue Code of 1986, as amended (the "Code"). In order for AIC to qualify as a REIT, at least 95% of its gross income in any year must be derived from qualifying sources. The activities of AICMHC and AIE are not qualifying sources.

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

At December 31, 1998, AIC's net operating loss ("NOL") carryover was approximately $95,000,000 and its capital loss carryover was approximately $20,000,000. The NOL carryover may be used to offset all or a portion of AIC's REIT income, and as a result, to reduce the amount that AIC must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009, and the capital loss carryover is scheduled to expire in 2000 and 2001.

Earnings Per Share

Basic earnings per share for 1998, 1997 and 1996 are based upon the weighted-average number of shares of Common Stock outstanding during each such year. Diluted earnings per share reflect the effect of any dilutive, unexercised stock options in each such year. In November 1997, the Company's stockholders approved a one-for-five reverse split of the Common Stock. Accordingly, all historical weighted-average share and per share amounts have been restated to reflect the reverse stock split.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments with an initial maturity of three months or less are considered to be cash and cash equivalents. The Company made interest payments of $1,975,000, $349,000 and $72,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Non-cash investing and financing activities for 1998, 1997 and 1996 were as follows (in thousands):


                                                                         1998               1997             1996
                                                                       ---------         ---------        -------
Issuance of OP Units for:
     Real estate acquisitions                                          $  2,145          $  10,922        $     --
     Acquisition of former manager                                        2,073             11,692              --
     Participating mortgages                                                 17                 --              --
Issuance of Common Stock for:
     Real estate acquisitions                                                --              1,250              --
     Services                                                               120                101              --
     Notes receivable                                                       279                 --              --
     Elimination of dividend equivalent rights                               --                 --             825
     Dividend equivalent rights                                              --                 --              87
Assumption of secured notes payable as consideration for real
  estate acquisitions                                                        --             10,873              --
Real estate acquired under earn-out agreements                               52                 --              --
Unrealized holding gains and losses on debt securities                       --              5,093           5,850
Receivables from minority interest in subsidiaries                          337                 --              --
Restructure of investments in and notes receivable from real
  estate joint ventures into participating mortgages                     25,415                 --              --


Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the 1997 and 1996 consolidated financial statements to conform to the classifications used in the current year. Such reclassifications have no material effect on the operations as originally presented.

Non-agency MBS Bonds

The Company's non-agency MBS bonds were acquired at a significant discount to par value. The amortized cost of the non-agency MBS bonds was equal to the outstanding principal amount net of unamortized discount and allowances for credit losses. Earnings from non-agency MBS bonds were recognized based upon the relationship of cash flows received during the period and estimates of future cash flows to be received over the life of the bonds. The Company classified its non-agency MBS bonds as available-for-sale, carried at fair value in the financial statements. Unrealized holding gains on available-for-sale securities were excluded from earnings and reported as a net amount in stockholders' equity until realized.

C.       Investments in Manufactured Home Communities

During 1998, the Company acquired interests in seven manufactured home communities with approximately 1,730 developed sites, 60 sites ready for homes and 170 sites available for development. Total investment was $59,977,000 consisting of $57,832,000 of cash and $2,145,000 of OP Units.

During 1997, the Company acquired interests in 17 manufactured home communities and two recreational vehicle parks with approximately 2,800 developed sites, 400 recreational vehicle sites, 800 sites ready for homes, and 1,800 sites available for future development. Total consideration paid for the interests in communities and related manufactured home community management contracts was $69,389,000, consisting of $46,344,000 of cash, $10,922,000 of OP Units,
$10,873,000 of assumed debt, and $1,250,000 of Common Stock.

The following unaudited pro-forma information has been prepared assuming the resecuritization of the non-agency MBS bonds, the acquisition of the interests in manufactured home communities and management contracts, the acquisition of the former manager and CAX's restructuring of its bond portfolio had been completed at the beginning of the periods presented. The unaudited pro-forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the restructurings and the acquisitions had been completed as of those dates. In addition, the pro-forma information is not intended to be a projection of future results. The unaudited, pro-forma results of operations for the years ended December 31, 1998 and 1997 are as follows (in thousands, except per share data):

                                                                                     1998                   1997
                                                                                   ----------            -------
Revenues                                                                           $   18,455            $   18,555
                                                                                   ==========            ==========

Loss before gain on restructuring of bonds and minority interest                   $     (223)           $   (5,312)
Gain on restructuring of bonds                                                             --                 8,855
Minority interest in Operating Partnership                                                 49                  (779)
                                                                                   ----------            ----------
Net income (loss)                                                                  $     (174)           $    2,764
                                                                                   ==========            ==========

Basic earnings per share                                                           $     (.03)           $      .56
                                                                                   ==========            ==========

Diluted earnings per share                                                         $     (.03)           $      .55
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

D.       Real Estate

Real estate at December 31, 1998 and 1997 is as follows (in thousands):
                                                       1998             1997
                                                     ---------        ------
Land                                                 $ 11,226         $  5,286
Land improvements and buildings                        90,268           35,689
Furniture and other equipment                             447              444
                                                     --------         --------
                                                      101,941           41,419
Less accumulated depreciation                          (3,378)            (693)
                                                     --------         --------
Investment in real estate, net                       $ 98,563         $ 40,726
                                                     ========         ========

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities.

E.       Investments in Participating Mortgages

As of December 31, 1997, the Company had notes receivable of $15,872,000 from joint ventures in which the Company owned a 50% joint venture interest. Effective January 1, 1998, the Company sold its interest in the various joint ventures to the other venturer and consolidated the various notes into a single note secured by a number of manufactured home communities. The note bears 10% interest, matures in 20 years and provides for additional advances up to a maximum of $20,000,000. In addition, the Company receives additional interest up to 50% of the borrower's profit from such communities.

In addition, the Company has mortgage loans secured by two contiguous manufactured home communities and one recreational vehicle park in Arizona. The first mortgage loan bears 10% interest. The second mortgage loan accrues 15% interest and paid 9% interest through July 1998, with the pay rate increasing 1% annually for three years to a maximum of 12% per annum. The third mortgage loan accrues 15% interest and is payable from any cash flows in excess of the above amounts. These loans mature in April 2001. The Company receives additional interest of 3% of gross revenues, increasing to 11% of gross revenues in the event of a refinancing of the debt on the communities, and 50% of net proceeds from a sale or refinancing of the communities. In 1997, the mortgage loans were accounted for as an equity investment in real estate. Effective January 1, 1998, the Company reclassified the investment to participating mortgages.

As of December 31, 1998, the Company had investments in participating mortgages of $27,604,000. During 1998, the Company had earnings of $3,174,000 from these mortgages.

F.       Investment in Commercial Assets

On December 31, 1998 and 1997, the Company owned 2,761,126 shares (approximately 27%) of the common stock of CAX. In November 1997, CAX sold or resecuritized its entire portfolio of commercial mortgage loan securitizations of multi-family real estate ("CMBS bonds") and temporarily invested the proceeds until it determined which type of real estate assets to invest in. During the third quarter of 1998, CAX announced that it plans to acquire manufactured home communities, and during 1998, it had invested $23,000,000 for interests in six communities.

Summarized financial information of CAX as reported by CAX is (in thousands):



Balance Sheets                                         December 31,
                                           -----------------------------------
                                                 1998                1997
                                           ----------------    ---------------
Cash and cash equivalents                    $     3,292          $    74,153
Short-term investments                            45,066                   --
Real estate                                       13,908                   --
Investment in participating mortgages              9,328                   --
Other assets                                       6,640                3,995
                                             -----------          -----------
Total assets                                      78,234               78,148
Total liabilities                                    980                  443
                                             -----------          -----------
Stockholders' equity                         $    77,254          $    77,705
                                             ===========          ===========




Statements of Income                                                                 Year Ended December 31,
                                                                           -----------------------------------------
                                                                             1998              1997             1996
                                                                           -------           -------          ------
Income from participating mortgages and leases                            $     537         $      --         $    --
CMBS bonds                                                                      161             9,172           9,838
Interest and other income                                                     3,874               945             319
General and administrative                                                     (420)             (519)           (805)
Management fees                                                                 (87)           (1,678)         (1,425)
Elimination of dividend equivalent rights                                        --                --            (966)
Interest expense                                                                 --                --              (2)
                                                                          ---------         ---------         -------
Operating income                                                              4,065             7,920           6,959
Acquisition fees                                                               (124)               --              --
Reserve for costs related to previously considered investments                 (500)               --              --
Gain on restructuring of bonds                                                   --             5,786              --
                                                                          ---------         ---------         -------
Net income                                                                $   3,441         $  13,706         $ 6,959
                                                                          =========         =========         =======

G.       Secured Long-Term Notes Payable

The following table summarizes the Company's secured long-term notes payable, all of which are non-recourse to the Company (in thousands):


                                                                                            December 31,
                                                                                ------------------------------------
                                                                                    1998                   1997
                                                                                --------------         -------------
8.25% fixed rate notes maturing in October 2000                                   $   4,519              $   4,805
7.50% fixed rate notes maturing in October 2000                                       5,707                  5,872
6.50% fixed rate notes maturing in December 2018                                     30,280                     --
                                                                                  ---------              ---------
                                                                                  $  40,506              $  10,677
                                                                                  =========              =========


In 1998, the Company entered into an interest rate lock agreement which was settled in September 1998. The Company realized a loss on the hedge of $802,000 which was deferred and is being amortized over the terms of the related notes payable as a charge to interest expense.

Real estate assets which secure the secured notes payable had a net book value of $76,993,000 at December 31, 1998. The Company has $37,000 in escrow for real estate taxes on the secured notes payable at December 31, 1998.

Scheduled principal payments after December 31, 1998 for the secured notes payable are (in thousands):

     1999                                                         $   1,237
     2000                                                            10,567
     2001                                                               869
     2002                                                               927
     2003                                                               989
     Thereafter                                                      25,917
                                                                  ---------
                                                                  $  40,506
H.       Secured Short-Term Financing

In September 1998, the Company executed a $5,000,000 revolving line of credit with a bank that bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum (6.87% at December 31, 1998). The line of credit is secured by 1,016,000 shares of the common stock of CAX held by the Company and matures in August 2000. At December 31, 1998, $2,000,000 was outstanding.

In December 1998, the Company borrowed $8,500,000 in short-term financing from a bank. The loan is secured by the Company's $10,000,000 of participating mortgages involving two communities and one recreational vehicle park in Arizona. The loan bears interest at LIBOR plus 2.5% (7.67% at December 31, 1998) and matures in June 1999. The Company may elect to extend the maturity to April 2001 at the same interest rate upon the payment of a 0.25% extension fee.

In July 1998, the Company borrowed $39,000,000 of non-recourse, secured short-term financing, which bore interest at LIBOR plus 1% per annum. In connection with the financing and extensions, the Company paid loan fees equal to 0.625% of the amount borrowed and incurred $120,000 in other costs. The fees and other costs have been included in interest expense. The proceeds from this financing were used to acquire three manufactured home communities and to repay $7,000,000 of secured short-term financing that the Company borrowed in June 1998 in connection with the acquisition of another manufactured home community. The Company repaid the loan with proceeds from long-term secured notes payable on its various properties and the $8,500,000 bank loan described above.

In 1996, the Company had a $10,000,000 secured revolving credit and term loan agreement with a bank. Borrowings of $3,000,000 under this credit facility were repaid and the agreement was canceled during the first quarter of 1997.

I.       Commitments and Contingencies

In connection with a participating mortgage on a manufactured home community, the Company entered into an earn-out agreement with respect to unoccupied homesites. The Company advances an additional $17,000 pursuant to the participating mortgage for each newly occupied homesite either in the form of cash or 946 OP Units, as determined by the borrower. During 1998, the Company advanced $116,000 in cash and $17,000 in OP Units, and during 1997, the Company advanced $17,000 in OP Units for newly occupied homesites.

In connection with the acquisition of the assets and operations of its former manager in November 1997, the Company entered in an agreement to issue additional OP Units upon the achievement of certain performance goals by the Company. Per the terms of the agreement, the Company will be required to issue an additional 120,000 OP Units if the Company's average stock price exceeds $20.00 per share for any 90-day period prior to June 17, 1999.

At December 31, 1998, there were 890 sites ready for homes and 1,960 sites available for future development in properties which the Company has an interest in. In connection with efforts to lease such sites, a sales corporation markets an inventory of homes located in the various properties to potential tenants. The Company's President owns 50% of the sales corporation. A portion of the cost of this home inventory was financed by the sales corporation with a line of credit guaranteed by the Company. As of December 31, 1998, $3,677,000 was outstanding under the line of credit. The terms of the line of credit require monthly payments of interest and payment of principal upon sale of the inventory. If the inventory is not sold within one year, monthly payments of principal are also required.

J.       Operating Segments

Investments in adult communities constitute substantially all of the Company's portfolio of manufactured home communities, and as such, management of the Company assesses the performance of the Company as one operating segment.

K.       Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each type of financial instrument. The estimates of fair value have been determined by the Company using available market information and valuation methodologies.

o Cash and cash equivalents, accounts payable and accrued liabilities, and secured short-term financing - the carrying amounts approximate fair value because of the short maturity of these instruments.

o Investment in Commercial Assets - the fair value was determined based upon the closing price of CAX common stock on the American Stock Exchange, Inc. as of the end of each year.

o Secured long-term notes payable - based upon borrowing rates currently available to the Company, the carrying value of mortgage notes payable approximates their fair value.

The carrying values and fair values of the Company's investment in CAX at December 31, 1998 and 1997, are as follows (in thousands):


                                                            1998                                  1997
                                            ---------------------------------     -------------------------------
                                              Carrying Value       Fair Value      Carrying Value      Fair Value

Investment in CAX                               $ 20,706            $ 16,739          $ 20,866           $ 18,465
                                                ========            ========          ========           ========


L.       Common Stock and Dividends

During the third quarter of 1998, the Board of Directors authorized the Company to repurchase up to 800,000 shares of its Common Stock in the open market and through privately negotiated transactions. The shares may be purchased from time to time as market conditions warrant. Through December 31, 1998, 121,250 shares were repurchased at a cost of $1,708,000 ($14.09 per share).

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

During 1998, 1997 and 1996, the Company declared dividends totaling $3,817,000, $7,282,000 and $9,128,000, respectively. In addition, holders of OP Units received distributions totaling $1,099,000 and $467,000 from the Operating Partnership during 1998 and 1997, respectively. The Operating Partnership did not exist in 1996. During 1998 and 1997, 80% and 75%, respectively, of the dividends distributed constituted return of capital distributions. There were no return of capital distributions in 1996.

The Company's Certificate of Incorporation permits the Board of Directors to issue additional classes of stock without further stockholder approval. As of December 31, 1998, the Company has not issued any classes of stock other than Common Stock.

M.       Non-agency MBS Bonds

In March 1997, the Company resecuritized its portfolio of non-agency MBS bonds by contributing them to a trust in which it retained the equity interest and having the trust sell nonrecourse debt securities representing senior interests in the trust's assets. The Company realized net proceeds of $67,671,000 and recorded a net gain of $5,287,000 from the sale. The Company's retained equity interest in the trust represents the first-loss class of the portfolio and, accordingly, no carrying value was assigned to it. During 1997, the Company recognized $2,966,000 of interest income from the non-agency MBS bonds of which $966,000 was from the retained equity interest. The Company recorded revenues of $50,000 from the retained equity interest during 1998.

N.       Stock Option Plan

The Company has a Stock Incentive Plan (the "Stock Plan") for the issuance of up to 3,000,000 qualified and non-qualified stock options and shares of Common Stock to its directors, officers, employees and consultants. As of January 1, 1999 and 1998, 833,000 and 152,000, respectively, related to outstanding stock options. The exercise price for stock options may not be less than 100% of the fair market value of the shares of Common Stock at the date of grant. Stock options granted through December 31, 1997 have 5-year terms and stock options granted during 1998 have 10-year terms. All outstanding stock options are non-qualified stock options.

Prior to May 1996, stock options granted under the Stock Plan automatically accrued dividend equivalent rights ("DERs"). DERs were paid in shares of Common Stock (or in other property that constituted the dividend) at the time of each dividend distribution. During 1996, the Company incurred $87,000 of general and administrative expenses from DERs covering 5,000 shares of Common Stock which were subject to issuance pursuant to options granted under the Stock Plan. In May 1996, the Company's stockholders approved an amendment to the Stock Plan that allowed issuance of Common Stock to the option holders who voluntarily relinquished their right to receive DERs in the future. As a result, the Company recorded a one-time charge against 1996 earnings of $825,000 and issued 49,000 shares of Common Stock.

Presented below is a summary of the changes in stock options for the three years ended December 31, 1998. As of December 31, 1998, the outstanding options have exercise prices ranging from $5.85 to $19.375 and have a remaining weighted-average life of 8.1 years.


                                            Weighted Average
                                             Exercise Price         Shares
                                             --------------         ------
Outstanding-December 31, 1995                    $  19.00          194,000

     Granted                                        16.32          126,000
     Exercised                                       7.05          (43,000)
     Expired                                        39.74          (70,000)
                                                 --------         --------
Outstanding-December 31, 1996                       12.86          207,000

     Granted                                        18.12           21,000
     Exercised                                      14.93          (62,000)
     Expired                                        16.67          (14,000)
                                                 --------         --------
Outstanding-December 31, 1997                       14.44          152,000

     Granted                                        19.31          704,000
     Exercised                                      13.85          (23,000)
                                                 --------         --------
Outstanding-December 31, 1998                    $  18.57          833,000
                                                 ========         ========

Options granted to date vest over various periods up to four years. As of December 31, 1998, 1997 and 1996, 151,000, 138,000 and 145,000, respectively, of the outstanding options were exercisable.

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

During 1998, 1997 and 1996, the estimated weighted-average grant-date fair value of options granted was $2.91 per option, $1.72 per option and $.65 per option, respectively. The Company assumed lives of five to ten years and risk-free interest rates equal to the Five- or Ten-Year U.S. Treasury rates on the date the options were granted depending on option term. In addition, the expected stock price volatility and dividends rates were estimated based upon historical experience over the two years ended December 31, 1998.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for per share data):

                                      1998            1997           1996
                                   -----------    ------------    -----------
Pro forma net income                $  138          $7,219         $  9,589
Pro forma earnings per share:
    Basic                           $ 0.03          $ 1.44          $ 1.95
    Diluted                         $ 0.03          $ 1.43          $ 1.93

O.       Savings Plan

In connection with the acquisition of its former manager, the Company assumed a 401(k) defined-contribution employee savings plan, which provides substantially all employees the opportunity to accumulate funds for retirement. The Company may, at its discretion, match a portion of the contributions from participating employees. During 1998, the Company matched $17,000 of employee contributions. The Company did not match any portion of employee contributions during 1997.

P.       Other Matters

Prior to November 1997, FAM (the former manager) provided all personnel and related overhead necessary to conduct the Company's activities in exchange for various fees provided for in a management agreement (the "AIC Management Agreement"). In November 1997, the Company's stockholders approved the purchase of FAM's assets and operations for $11,692,000 in connection with the Company becoming a self-managed and self-administered REIT. The initial purchase price and related costs were allocated $6,553,000 to the AIC Management Agreement and $5,936,000 to a management agreement pursuant to which the Company manages CAX (the "CAX Management Agreement"). The Company expensed the amount allocated to the AIC Management Agreement in 1997 and is amortizing the cost of the CAX Management Agreement over three years. In addition to the initial purchase price, FAM received 120,000 additional OP Units in August 1998 because the Company had annualized returns before depreciation in excess of 9% on certain of its real estate investments. These OP Units were valued at $2,073,000 and are expensed in 1998.

The CAX Management Agreement has been extended through December 31, 1999. During 1998, the Company earned management fees of $155,000 under the CAX Management Agreement (net of elimination for the Company's 27% ownership of CAX). As of December 31, 1998 and 1997, the net book value of the CAX Management Agreement was $3,743,000 and $5,722,000, respectively, and is included in other assets.

Through March 31, 1997, the manager received a "Base Fee," an "Incentive Fee" and an "Administrative Fee." The Base Fee was an annual fee equal to 3/8 of 1% of the "average invested assets" of the Company for such year. The Incentive Fee was equal to 20% of the amount of the Company's net income which was in excess of the return on the Company's "average net worth" equal to the "Ten-Year U.S. Treasury rate" plus 1%. The manager received an Administrative Fee of up to $3,500 per annum per non-agency MBS bond for certain bond administration and other related services. In connection with the change in the Company's assets, the AIC Management Agreement was amended in April 1997, to: (i) increase the Base Fee to 1% per annum of average invested assets; (ii) provide for an acquisition fee (the "Acquisition Fee") equal to 0.5% of the cost of real estate investments acquired; and (iii) change the Incentive Fee to be calculated from Funds From Operations ("FFO"), less an annual capital replacements reserve of at least $50 per developed homesite, rather than net income. In general, FFO is equal to the Company's net income plus (a) depreciation of rental properties,
(b) amortization of management contracts, and (c) minority interest in the Operating Partnership. The Administrative Fee was effectively eliminated as a result of the resecuritization of the Company's non-agency MBS bonds.

During 1997 and 1996, the Company incurred the following fees under the AIC Management Agreement (in thousands):

                                                       1997            1996
                                                   ------------    -----------
Base Fees                                            $  272           $  230
Incentive Fees                                           37              831
Administrative Fees                                     261              732
Acquisition Fees                                        322               --
                                                     ------           ------
   Total                                             $  892           $1,793
                                                     ======           ======

The Company incurred $1,771,000 of additional Incentive Fees during 1997 from its gain on the restructuring of its bonds plus an additional fee of $600,000 in exchange for the Manager agreeing to continue as a loss mitigation advisor on the non-agency MBS bonds. Such fees were charged against the Company's gain from such restructuring.

Q.       Selected Quarterly Financial Data (Unaudited)

Presented below is selected quarterly financial data for 1998 and 1997. All data has been adjusted for the Company's one-for-five reverse stock split (in thousands, except per share data).


                                                                    Three Months Ended
                                         ----------------------------------------------------------------------------
1998                                        December 31,      September 30,           June 30,           March 31,
---------------------------------------  ------------------ ------------------ ------------------ -------------------
Revenues                                     $    4,840          $   4,436          $   3,419          $   3,255
Income from rental property operations
                                                  2,023              1,995              1,570              1,341
Net income (loss)                                   408             (1,368)               627                545
Basic earnings (loss) per share                    0.08              (0.27)              0.12               0.11
Diluted earnings (loss) per share                  0.08              (0.27)              0.12               0.11
Dividends per share                                0.25               0.25               0.25                 --
Closing stock prices 1
   High                                        14-15/16            17-5/16            19-5/16             20-7/8
   Low                                           12-1/8            13-5/16             15-7/8                 16
Weighted-average common shares
   outstanding                                    5,030              5,123              5,115              5,109
Weighted-average common shares and
   common shares equivalents
   outstanding                                    5,041              5,123              5,142              5,143

                                                                    Three Months Ended
                                        ----------------------------------------------------------------------------
1997                                      December 31,       September 30,           June 30,          March 31,
--------------------------------------- ------------------ ------------------ ------------------ -------------------

Revenues                                     $    4,431          $   2,868          $   2,320          $   2,516
Income from rental property operations
                                                    793                489                197                 --
Gain on restructuring of bonds                    1,197                 --                 --              5,287
Net income (loss)                                (3,249)             1,665              1,674              7,164
Basic earnings per share                           (.65)               .33                .32               1.44
Diluted earnings per share                         (.65)               .33                .32               1.43
Dividends per share                                .350               .325               .300               .475
Closing stock prices 1
   High                                          22-1/2             21-7/8             18-1/8             21-1/4
   Low                                               17             16-7/8             16-1/4             16-1/4
Weighted-average common shares
   outstanding                                    5,057              5,048              5,012              4,968
Weighted-average common shares and
   common shares equivalents
   outstanding                                    5,057              5,093              5,035              5,003
------------------------

1 As reported on the NYSE Composite Tape.


                           ASSET INVESTORS CORPORATION
                                  SCHEDULE III
                    Real Estate and Accumulated Depreciation
                                December 31, 1998
                         (In Thousands Except Site Data)

                                                                                                     December 31, 1998
                                                                                    ------------------------------------------------
                                                                             Cost                                     Total
                                                                           Capital-                                    Cost
                                                             Initial Cost    ized        Total Cost                   Net of
                                                          ---------------- Subsequ- ----------------------  Accumu-  Accumu-
                                                   Number       Buildings    uent         Buildings          lated    lated
                 Date                       Year     of           and         to             and            Depreci- Depreci- Encum-
 Property Name Acquired      Location    Developed Sites Land Improvements Acquis. Land Improvements Total   ation    ation  brances
 -----------------------------------------------------------------------------------------------------------------------------------
Brentwood West   1998  Mesa, AZ         1972/1987 350  $ 1,050  $12,768    $  3  $ 1,050 $12,771   $ 13,821 $  301  $13,520  $ 6,930

Caribbean Cove   1998  Orlando, FL         1984   286      858    7,952      38      858   7,990      8,848    149    8,699       --
Cardinal Court   1997  Largo, FL        1959/1965 138      414    1,829      --      414   1,829      2,243    132    2,111       --
Forest View      1997  Homosassa, FL    1987/1997 180      927    1,950      78      927   2,028      2,955    142    2,813       --
Gulfstream       1998  Orlando, FL      1980/1988 861    2,664   20,976     158    2,664  21,134     23,798    382   23,416   18,450
Marina Dunes     1997  Marina, CA          1979    65      195    3,572      11      195   3,583      3,778    165    3,613       --
Mullica Woods    1998  Egg Harbor  City,   1985    90      270    3,399      18      270   3,417      3,687    115    3,572       --
                       NJ
Park Royale      1997  Pinellas Park, FL   1971   258      927    5,221      --      927   5,221      6,148    354    5,794    2,210
Pinewood         1997  St.   Petersburg,   1976   220      660    4,534      --      660   4,534      5,194    213    4,981    2,695
                       FL
Pleasant Living  1997  Riverview, FL       1979   245      726    5,079     133      726   5,212      5,938    241    5,697    3,013
Salem Farm       1998  Bensalem, PA        1988    28       84    1,307      --       84   1,307      1,391     44    1,347       --
Serendipity      1998  Ft. Myers, FL    1971/1974 338    1,014    7,635      80    1,014   7,715      8,729    179    8,550    4,900
Stonebrook       1997  Homosassa, FL    1987/1997 118      654    1,483      15      654   1,498      2,152    111    2,041       --
Sun Valley       1997  Tarpon   Springs,   1972   261      783    5,974       9      783   5,983      6,766    402    6,364    2,308
                       FL
Westwind I       1997  Dunedin, FL         1970   195       --     3,226      26       --   3,252      3,252    225   3,027       --
Westwind II      1997  Dunedin, FL         1972   189       --     3,210      31       --   3,241      3,241    223   3,018       --
                                                ====================================================================================
           Total                                3,822  $11,226   $90,115    $600  $11,226 $90,715   $101,941 $3,378 $98,563  $40,506
                                                ====================================================================================



                           ASSET INVESTORS CORPORATION
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                For the Years Ended December 31, 1998, 1997, 1996
                                 (in thousands)


                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                             1998              1997             1996
                                                                             ----              ----             ----
Real Estate
    Balance at beginning of year                                          $   41,419        $      --         $    --
    Additions during the year:
       Real estate acquisitions                                               59,977           41,364              --
       Additions                                                                 583               55              --
       Dispositions                                                              (38)              --              --
                                                                          ----------        ---------         -------
    Balance at end of year                                                $  101,941        $  41,419         $    --
                                                                          ==========        =========         =======


Accumulated Depreciation
    Balance at beginning of year                                          $     (693)       $      --         $    --
    Additions during the year:
       Depreciation                                                           (2,685)            (693)             --
       Dispositions                                                               --               --              --
                                                                          ----------        ---------         -------
    Balance at end of year                                                $   (3,378)       $    (693)        $    --
                                                                          ==========        =========         =======


See Report of Independent Auditors and accompanying notes to consolidated financial statements.


                           ASSET INVESTORS CORPORATION
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1998
                                 (in thousands)




                                                                                                           Principal
                                                                                                           Amount of
                                                                                                         Loans Subject
                                     Final       Periodic                                  Carrying      to Delinquent
                        Interest     Maturity    Payment     Prior       Face Amount      Amount of       Principal or
    Description           Rate         Date        Terms      Liens      of Mortgages     Mortgages         Interest
---------------------  ------------  ----------  ----------  ---------  --------------  ---------------  ---------------
Lost Dutchman              (1)          4/2001        (1)    $     --   $    10,261     $     10,769     $          --
CADC (2)                   10%          2/2018        (2)       5,654        16,716           16,835                --
                                                             =========  ==============  ===============  ===============
                                                             $  5,654   $    26,977     $     27,604     $          --
                                                             =========  ==============  ===============  ===============

(1) Mortgage is made up of three loans secured by two manufactured home communities and one recreational vehicle park. The first mortgage loan bears 10% interest payable currently, the second loan accrues 15% interest and paid 9% interest through July 1998 with pay rate increasing 1% annually for three years to a maximum of 12% per annum, and the third loan accrues 15% interest payable from any remaining cash flows from the properties.
(2) The loan is secured by Brentwood, Blue Heron Pines, Royal Palm, Savanna Club and Sun Lake communities and the undeveloped sites in Forest View, Park Royale and Stonebrook communities. Interest is paid from any cash flows from the properties.



                           ASSET INVESTORS CORPORATION
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1998
                                 (in thousands)




                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                             1998              1997             1996
                                                                             ----              ----             ----

    Balance at beginning of period                                        $       --        $      --         $    --

    Additions during period:
       Investments in participating mortgages                                  5,072               --              --
       Accrued interest                                                        3,204               --              --
       Restructure of investment in and notes receivable from real
          estate joint ventures                                               25,415               --              --
    Deductions during period:
       Collections of principal                                               (3,450)              --              --
       Collections of interest                                                (2,458)              --              --
       Amortization of loan costs                                                (30)              --              --
       Reserve for uncollected interest                                         (149)              --              --
                                                                          ----------        ---------         -------

    Balance at close of period                                            $   27,604        $      --         $    --
                                                                          ==========        =========         =======


                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Commercial Assets, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheets of Commercial Assets, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial Assets, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               ERNST & YOUNG LLP
Denver, Colorado
January 29, 1999


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)

                                                                                                 December 31,
                                                                                                 ------------
                                                                                           1998               1997
                                                                                           ----               ----
ASSETS
Cash and cash equivalents                                                                $    3,292         $   74,153
Short-term investments                                                                       45,066                 --
Real estate, net of accumulated depreciation of $50                                          12,628                 --
Investments in participating mortgages                                                        9,328                 --
Investment in real estate joint venture                                                       1,280                 --
Investments in and notes receivable from Westrec                                              4,011              1,710
CMBS bonds                                                                                    1,739              1,981
Other assets, net                                                                               890                304
                                                                                         ----------         ----------
      Total Assets                                                                       $   78,234         $   78,148
                                                                                         ==========         ==========

LIABILITIES
Accounts payable and accrued liabilities                                                 $      872         $      368
Management fees payable to related parties                                                      108                 75
                                                                                         ----------         ----------
                                                                                                980                443
                                                                                         ----------         ----------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares
   issued or outstanding                                                                         --                 --
Common stock, par value $.01 per share, 75,000 shares authorized; 10,364  and
   10,342 shares issued and outstanding, respectively                                           104                104
Additional paid-in capital                                                                   76,874             76,724
Retained earnings                                                                               276                877
                                                                                         ----------         ----------
                                                                                             77,254             77,705
                                                                                         ----------         ----------
      Total Liabilities and Stockholders' Equity                                         $   78,234         $   78,148
                                                                                         ==========         ==========


                See Notes to Consolidated Financial Statements.


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                  1998            1997           1996
                                                                                  ----            ----           ----
RENTAL PROPERTY OPERATIONS
Income from participating mortgages and leases                                  $     587      $     --       $     --
Depreciation                                                                          (50)           --             --
                                                                                ---------      --------       --------
Income from property operations                                                       537            --             --
                                                                                ---------      --------       --------

Interest and other income                                                           3,874           945            319
CMBS bonds revenue                                                                    161         9,172          9,838
General and administrative expenses                                                  (420)         (519)          (805)
Management fees paid to manager                                                       (87)       (1,678)        (1,425)
Interest expense                                                                       --            --             (2)
Elimination of dividend equivalent rights                                              --            --           (966)
                                                                                ---------      --------      ---------

OPERATING INCOME                                                                    4,065         7,920          6,959

Acquisition fees paid to manager                                                     (124)           --             --
Costs related to potential marina investments                                        (500)           --             --
Gain on restructuring of bonds                                                         --         5,786             --
                                                                                ---------      --------       --------

NET INCOME                                                                      $   3,441      $ 13,706       $  6,959
                                                                                =========      ========       ========

BASIC AND DILUTED EARNINGS PER SHARE                                            $     .33      $   1.32       $    .68
                                                                                =========      ========       ========

DIVIDENDS DECLARED PER SHARE:
   Regular dividends                                                            $     .39      $    .68       $    .68
   Special dividends                                                                   --           .26            .04
   Capital gain dividends                                                              --           .17             --
                                                                                ---------      --------       --------
                                                                                $     .39      $   1.11       $    .72
                                                                                =========      ========       ========

Weighted-Average Common Shares Outstanding                                         10,357        10,332         10,247

Weighted-Average Common Shares and Common Share Equivalents Outstanding
                                                                                   10,372        10,371         10,254



                See Notes to Consolidated Financial Statements.

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1998, 1997 and 1996

                                 (In thousands)

                                                                                       Retained
                                                                                       Earnings
                                                                                     (Dividends In  Accumulated
                                                                         Additional    Excess of       Other         Total
                                                Common Stock              Paid-In     Accumulated  Comprehensive Stockholders'
                                             Shares      Amount           Capital      Earnings)      Income         Equity
                                             ------      ------           -------      ---------      ------         ------
BALANCES - DECEMBER 31, 1995                 10,142      $  102         $  75,523     $   (915)     $(4,245)      $  70,465

Comprehensive Income
    Net income                                   --          --                --        6,959           --           6,959
    Unrealized appreciation of CMBS bonds        --          --                --           --          856             856
                                            -------      ------         ---------     --------      -------       ---------
       Comprehensive Income                      --          --                --        6,959          856           7,815
                                            -------      ------         ---------     --------      -------       ---------
Issuance of common stock                        174           1             1,036           --           --           1,037
Dividends                                        --          --                --       (7,398)          --          (7,398)
                                            -------      ------         ---------     --------      -------       ---------
BALANCES - DECEMBER 31, 1996                 10,316         103            76,559       (1,354)      (3,389)         71,919

Comprehensive Income
    Net income                                   --          --                --       13,706           --          13,706
    Reversal of unrealized holding losses
      upon restructuring of bonds                --          --                --           --        3,389           3,389
                                            -------      ------         ---------     --------      -------       ---------
       Comprehensive Income                      --          --                --       13,706        3,389          17,095
                                            -------      ------         ---------     --------      -------       ---------
Issuance of common stock                         26           1               165           --           --             166
Dividends                                        --          --                --      (11,475)          --         (11,475)
                                            -------      ------         ---------      -------      -------       ---------
BALANCES - DECEMBER 31, 1997                 10,342         104            76,724          877           --          77,705
Issuance of common stock                         22          --               150           --           --             150
Net income                                       --          --                --        3,441           --           3,441
Dividends                                        --          --                --       (4,042)          --          (4,042)
                                            -------      ------         ---------     --------      -------       ---------
BALANCES - DECEMBER 31, 1998                 10,364      $  104         $  76,874     $    276      $    --       $  77,254
                                            =======      ======         =========     ========      =======       =========

                See Notes to Consolidated Financial Statements.


                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                                                              Year Ended December 31,
                                                                              -----------------------
                                                                        1998           1997              1996
                                                                        ----           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $  3,441         $ 13,706          $  6,959
Adjustments to reconcile net income to net cash flows from
   operating activities:
   Amortization of premium/discount on CMBS bonds and
     short-term investments                                             274           (2,381)           (2,155)
   Accrued income on participating mortgages and leases
                                                                       (443)              --                --
   Depreciation                                                          50
   Gain on restructuring of bonds                                        --           (5,786)               --
   Issuance of common stock for dividend equivalent rights
                                                                         --               --               941
   Increase in accounts payable and accrued liabilities                 537              216               157
   Decrease (increase) in other assets                                 (154)          (1,327)               18
                                                                   --------         --------          --------
     Net cash provided by operating activities                        3,705            4,428             5,920
                                                                   --------         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of short-term investments                              (91,946)              --                --
Collections on short-term investments                                30,313               --                --
Proceeds from sale of short-term investments                         16,085               --                --
Investments in participating mortgages, net                          (8,959)              --                --
Purchases of real estate                                            (12,671)              --                --
Capital replacements                                                     (7)              --                --
Investments in Westrec                                               (2,301)              --                --
Investment in real estate joint venture                              (1,280)              --                --
Proceeds from restructuring of bonds                                     --           77,693                --
Collections on CMBS bonds                                               242               --             9,857
Acquisitions of CMBS bonds                                               --           (4,801)               --
                                                                   --------         --------          --------
     Net cash provided by (used in) investing activities            (70,524)          72,892             9,857
                                                                   --------         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                       (4,042)         (11,475)           (7,398)
Proceeds from the issuance of Common Stock                               --               31                --
Paydowns on short-term financing                                         --               --              (700)
                                                                   --------         --------          --------
     Net cash used in financing activities                           (4,042)         (11,444)           (8,098)
                                                                   --------         --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                    (70,861)          65,876             7,679

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
                                                                     74,153            8,277               598
                                                                   --------         --------          --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $  3,292         $ 74,153          $  8,277
                                                                   ========         ========          ========


                See Notes to Consolidated Financial Statements.

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.       Organization

Commercial Assets, Inc. ("CAX" and, together with its subsidiaries, the "Company") is a Maryland corporation that has interests in manufactured home communities and has elected to be taxed as a real estate investment trust ("REIT"). The Company's common stock, par value $.01, (the "Common Stock") is listed on the American Stock Exchange under the symbol "CAX."

Prior to 1998, the Company owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). The CMBS bonds were issued in commercial mortgage loan securitizations involving multi-class issuances of debt securities which were secured and funded as to the payment of principal and interest by a specific group of mortgage loans on multi-family or other commercial real estate. In 1997, the Company decided to restructure its asset base and cease to invest in subordinate CMBS bonds. In November 1997, the Company restructured its subordinate CMBS bond portfolio by selling, redeeming or resecuritizing its various CMBS bonds. The restructuring resulted in the Company receiving $77,693,000 cash and retaining an equity interest in an owner trust arising from a resecuritization transaction (see Note H). The Company temporarily invested the proceeds from such restructuring in government securities and short-term investments until the Company decided what class of assets to reinvest such funds in.

In the third quarter of 1998, the Company decided to invest in manufactured home communities and as of December 31, 1998 has invested $23 million in interests in manufactured home communities and adjoining land with 640 developed homesites, 50 sites ready for homes and 1,180 sites available for future development.

The Company's daily operations are performed by a manager pursuant to an agreement currently in effect through December 1999 ("the Management Agreement"). Prior to October 1996, the Company was managed by subsidiaries of MDC Holdings, Inc. ("MDC"). In September 1996, MDC sold Financial Asset Management LLC ("FAM"), the manager at such time, to an investor group led by Terry Considine, Thomas L. Rhodes and Bruce D. Benson. In November 1997, the assets of FAM, including the Management Agreement, were acquired by Asset Investors Corporation ("AIC" and together with its subsidiaries, "Asset
Investors"), the current manager. Mr. Considine is Chairman of the Board of Directors and Chief Executive Officer of both the Company and Asset Investors.
Mr. Rhodes is Vice Chairman and Mr. Benson is a director of both companies. Asset Investors owns 27% of the Company's Common Stock. No change was made to the Management Agreement during 1998 other than an extension. During 1999, the Incentive Fee has been amended to provide that such fee is based on Adjusted Funds From Operations ("AFFO") instead of REIT income. Generally, AFFO is book net income plus depreciation, amortization and acquisition fees less an annual capital replacement reserve equal to $50 per developed homesite.

The Management Agreement is subject to the approval of a majority of the Company's independent directors and can be terminated by either party, without cause, with 60 days' notice. Since the Company has no employees, certain officers of Asset Investors are also officers of the Company.

B.       Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Real Estate and Depreciation

Real estate is recorded at cost less accumulated depreciation. Depreciation is computed using the straight line method over an estimated useful life of 25 years for land improvements and buildings. Significant renovations and improvements, which improve or extend the useful life of the asset, are capitalized and depreciated over the remaining estimated life. Maintenance, repairs and minor improvements are expensed as incurred.

When conditions exist which indicate that the carrying amount of a property may be impaired, the Company will evaluate the recoverability of its net investment in the property by assessing current and future levels of income and cash flows. As of December 31, 1998, there has been no impairment of the Company's investment in real estate.

Revenue Recognition

Interest on participating mortgages is recorded based upon outstanding balances and interest rates per the terms of the mortgages. In addition, the Company evaluates the collectibility of any unpaid interest and provides reserves as necessary. As of December 31, 1998, there is no reserve for uncollected interest on the participating mortgages. Rent on ground leases is recognized when earned and due from lessee.

CMBS Bonds

Earnings from CMBS bonds was comprised of coupon interest and the amortization of the purchase discount. Amortization of the purchase discount was recognized by the interest method using a constant effective yield and assumed an estimated rate of future prepayments, defaults and credit losses which was adjusted for actual experience. The allowance for credit losses was equal to the undiscounted total of future estimated credit losses. In the event the Company adjusted the estimate of future credit losses, such adjustments would be included in current period earnings.

The Company classifies its CMBS bonds as available-for-sale. Accordingly, the CMBS bonds are carried at fair value in the financial statements. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a net amount in stockholders' equity until realized. If the fair value of a CMBS bond declines below its amortized cost basis and the decline is considered to be "other than temporary," the amount of the write-down would be included in the Company's income. The decline in fair value is considered to be other than temporary if the cost basis exceeds the related projected cash flow from the CMBS bond discounted at a risk-free rate of return.

Fair Value of Financial Instruments

The fair value of the Company's financial instruments generally approximate their carrying basis or amortized cost.

Income Taxes

CAX intends to operate in a manner that will permit it to qualify for the income tax treatment accorded to a REIT. If it so qualifies, CAX's REIT income, with certain limited exceptions, will not be subject to federal or state income tax at the corporate level. Accordingly, no provision for taxes has been made in the financial statements.

In order to maintain its status as a REIT, CAX is required, among other things, to distribute annually to its stockholders at least 95% of its REIT income and to meet certain asset, income and stock ownership tests. Regular and special dividends declared in 1998, 1997 and 1996 represented ordinary taxable income to the stockholders. In addition, the Company declared a capital gains dividend of $.17 per share in 1997.

Earnings Per Share

Basic earnings per share for 1998, 1997 and 1996 are based upon the weighted-average number of shares of Common Stock outstanding during each such year. Diluted earnings per share reflect the effect of any dilutive, unexercised stock options in 1998, 1997 and 1996.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments are considered to be cash and cash equivalents. The Company paid interest expense in cash of $8,000 in 1996. The Company paid no interest expense in 1998 or 1997.

Non-cash investing and financing activities for 1998, 1997 and 1996 were as follows (in thousands):


                                                                      1998              1997             1996
                                                                    --------          -------          -------
Principal collections on CMBS bonds transferred to restricted
    cash                                                            $                 $ 6,227          $ 1,214
Unrealized holding gains and losses on CMBS bonds                        --             3,389              856
Issuance of Common Stock for services                                   150               135               --
Distributions of Common Stock pursuant to dividend equivalent
    rights                                                               --                --               96
Issuance of Common Stock as consideration for the elimination
    of dividend equivalent rights                                        --                --              941


Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the 1997 and 1996 consolidated financial statements to conform to the classifications currently used. The effect of such reclassifications on amounts previously reported is immaterial.

C.       Short-term Investments

During 1998, the Company acquired short-term investments consisting of mortgage-backed bonds guaranteed by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. These investments are classified as available-for-sale, and the fair market value at December 31, 1998 approximates the carrying value of $45,066,000.

D.       Investments in Manufactured Home Communities

During 1998, the Company acquired interests in six manufactured home communities with 640 developed sites, 50 sites ready for homes, and 1,180 sites available for future development. Total investment was $22,910,000 paid in cash.

The following unaudited pro-forma information has been prepared assuming the acquisition of the interests in manufactured home communities and the restructuring of the Company's CMBS bonds had been completed at the beginning of the periods presented. The unaudited pro-forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the restructurings and the acquisitions had been completed as of those dates. In addition, the pro-forma information is not intended to be a projection of future results. The unaudited, pro-forma results of operations for 1998 and 1997 are as follows (in thousands, except per share data):


                                                                                     1998                   1997
                                                                                     ----                   ----
Revenues  (income  from  participating  mortgages  and  leases,  interest
    income and CMBS bonds revenues)                                                $    5,375             $    6,693
                                                                                   ==========             ==========

Income before gain on restructuring of bonds                                       $    3,724             $    5,529
Gain on restructuring of CMBS bonds                                                        --                  6,069
                                                                                   ----------             ----------
Net income                                                                         $    3,724             $   11,598
                                                                                   ==========             ==========

Basic and diluted earnings per share                                               $      .36             $     1.12
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

E.       Investments in Participating Mortgages

As of December 31, 1998, the Company has investments in participating mortgages secured by three manufactured home communities and adjoining land. The notes accrue interest at 15% per annum and pay interest at 9% per annum through August 1999, with the pay rate increasing 1% each year thereafter to a maximum of 12% per annum. The loans mature in September 2007. The Company also receives additional interest of 50% of the net profits and cash flows from the properties. In addition, as of December 31, 1998, the Company has investments in participating mortgages secured by individual homes and home sites within two manufactured home communities. These mortgages accrue interest at 10% and pay interest from the cash flows from the homesites. The Company also receives additional interest of 50% of the net profits and cash flows from the homesites. As of December 31, 1998, the Company had investments in participating mortgages of $9,328,000 and income of $451,000 from these mortgages during 1998.

F.       Real Estate

Real estate at December 31, 1998, is as follows (in thousands):

Land                                                               $    3,798
Land improvements and buildings                                         8,880
                                                                   ----------
                                                                       12,678
Less accumulated depreciation                                             (50)

Investment in real estate, net                                     $   12,628
                                                                   ==========

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities. The two manufactured home communities involving the above real estate have been leased to a third party. The first lease involves a community acquired by the Company at a cost of $1.4 million and is for a term of 50 years. The Company receives initial annual lease payments equal to 9% of its cost. The annual lease payments increase by 4% per annum over the prior year's lease payments until the annual lease payment equals 13% of the Company's cost. In addition, the Company receives additional rent equal to 50% of the lessee's net cash flow from the property. In the event of a sale of the property, the Company receives all proceeds until it has realized its total purchase price of the property plus a 13% per annum rate of return. The Company then receives 50% of any sales proceeds in excess of such amount.

The other community acquired by the Company involves two phases and has been leased to the same third party for 50 years. Phase One has 220 developed homesites and 24 sites ready for homes. Phase Two involves 940 sites available for future development. Initial annual lease payments on Phase One is $890,000, increasing by 4% per annum. There are no lease payments on Phase Two until the sites are ready for homes, at which time, the annual lease payments on Phase Two will be equal to 10% times the costs incurred in developing Phase Two. In addition, the lessee pays to the Company additional rent equal to 50% of the lessee's net cash flow from the property. In the event of a sale, the Company receives 50% of any sales proceeds in excess of the Company's cost.

G.     Investment in Real Estate Joint Venture

In November 1997, the Company invested $1,280,000 in a joint venture involving the development of 30 homesites near Newport Beach, California. The Company receives a priority return from the venture until the Company has received an amount equal to 9% times $1,250,000 for 1999. The Company's subsequent annual priority return increases by 5% over the prior year's amount. The other venturer then receives a similar percentage return on its $300,000 investment in the venture. In the event the property is sold, the Company receives all proceeds until it has received its investment plus 20% per annum. The other venturer then receives all proceeds until it has received its investment plus 20% per annum. Any excess sales proceeds are then shared equally. The Company did not record any income from this real estate joint venture in 1998.

H.     CMBS Bonds

In November 1997, the Company restructured its portfolio of CMBS bonds. Nine bonds were sold, one bond was redeemed and the remaining two CMBS bonds were resecuritized by contributing the bonds and related restricted cash to an owner trust in which the Company retained an equity interest. In a private placement, the trust then sold debt securities representing senior interests in the trust's assets. The principal balance of the equity interest retained by the Company is

$5,000,000. However, since the equity interest represents the first-loss class of the portfolio and provides credit support for the senior debt securities, the Company valued the equity interest at its then estimated fair market value of $2,000,000. During 1998, the Company received $403,000 of which $242,000 was recorded as a reduction in the net book value of the retained equity interest, resulting in a net book value of $1,739,000 which the Company believes approximates fair market value at December 31, 1998.

In 1997, three mortgages underlying one of the Company's CMBS bonds were prepaid. As a result of the prepayment, the Company recognized $482,000 of income from a prepayment penalty received and $2,305,000 of income from accelerated discount amortization.

I.       Investments in and Notes Receivable from Westrec

Prior to deciding to acquire manufactured home communities, the Company evaluated acquiring interests in marinas and, in connection with this, acquired a 12% interest in Westrec Marina Management Inc. ("Westrec") for approximately $2,500,000 in March 1998. In the third quarter of 1998, the Company decided to invest in manufactured housing communities and not to invest in marinas. The Company has valued its investment in Westrec common stock at the price at which the Company can re-sell such stock to Westrec. The Company has expensed $500,000 for the portion of its investment in Westrec in excess of the sales price plus additional due diligence, legal, and other costs incurred in connection with investigating investments in marinas. The Company also has a note receivable from an affiliate of Westrec. The outstanding balance of the note receivable (including interest receivable) is $1,883,000 and $1,710,000 at December 31, 1998 and 1997, respectively. In May 1998, the Company issued to an affiliate of Westrec warrants to purchase 322,000 shares of Common Stock at $6.60 per share. These warrants were cancelled in 1998.

J.       Stock Option Plan

The Company has a Stock Incentive Plan for the issuance of non-qualified stock options to its directors and officers, employees and consultants which as of December 31, 1998, permitted the issuance of up to an aggregate of 3,000,000 shares of Common Stock, of which 454,000 and 717,000 related to outstanding stock options as of December 31, 1998 and 1997, respectively. The exercise price for stock options may not be less than 100% of the fair market value of the shares of Common Stock at the date of the grant. The stock options have various terms ranging up to 10 years.

Prior to May 30, 1996, stock options granted under the Stock Option Plan automatically accrued dividend equivalent rights ("DERs") based on: (i) the number of shares underlying the unexercised portion of the option; (ii) dividends declared on the outstanding shares of the Company between the option grant date and the option exercise date; and (iii) the market price of the shares on the dividend record date. DERs were paid in shares of Common Stock (or in other property that constituted the dividend) at the time of each dividend distribution. During 1996, the Company incurred $96,000 of expenses from DERs covering 16,000 shares of Common Stock which were subject to issuance pursuant to options granted under the plan. On May 30, 1996, the Company's stockholders approved the issuance of Common Stock in exchange for the elimination of DERs for such options and, as a result, the Company recorded a $966,000 charge during 1996.

Presented below is a summary of the changes in stock options for the three years ended December 31, 1998. As of December 31, 1998, the outstanding options have exercise prices ranging from $5.625 to $6.875 and have a remaining weighted-average life of 2.3 years.

                                                 Weighted
                                                 Average
                                               Exercise Price         Shares
                                               --------------         ------
Outstanding - December 31, 1995                   $ 6.94             574,000
     Granted                                        5.86              83,000
     Forfeited                                      6.68              (9,000)
                                                  ------          ----------
Outstanding - December 31, 1996                     6.80             648,000
     Granted                                        6.30              87,000
     Forfeited                                      7.30             (13,000)
     Exercised                                      6.12              (5,000)
                                                  ------          ----------
Outstanding - December 31, 1997                     6.74             717,000
     Granted                                        6.62              38,000
     Forfeited                                      7.50            (290,000)
     Expired                                        7.25             (11,000)
                                                  ------          -----------
Outstanding - December 31, 1998                   $ 6.23             454,000
                                                  ======          ==========

Options granted to date vest over various periods up to two years. As of December 31, 1998, 1997 and 1996, 445,000, 660,000 and 454,000, respectively, of the outstanding options were exercisable.

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

During 1998, 1997 and 1996, the estimated weighted-average, grant-date fair value of options granted was $.76, $.42 and $.45, respectively. The Company assumed lives of five to ten years and risk-free interest rates equal to the Five- or Ten-Year U.S. Treasury rate on the date the options were granted depending on option term. In addition, the expected stock price volatility and dividend growth rates were estimated based upon historical averages over the two years ended December 31, 1998, adjusted for changes based upon the Company's investment in manufactured home community assets.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for per share data):


                                                           1998         1997        1996
                                                           ----         ----        ----
Pro forma net income                                      $3,402      $ 13,670     $ 6,932
Pro forma basic and diluted earnings per share            $ 0.33      $   1.32     $  0.68


K.       Management Fees

The Company operates under a management agreement, pursuant to which the manager advises the Company on its business and oversees its daily operations, subject to the supervision of the Company's Board of Directors. Asset Investors has been the manager since November 1997. Prior to November 1997, FAM was the manager. The Management Agreement provides that the manager receives a "Base Fee," an "Acquisition Fee" and an "Incentive Fee." The Base Fee is payable quarterly in an amount equal to 1% per annum of the Company's average net book value of real estate-related assets. The Acquisition Fee equals 0.5% of the cost of each real estate asset acquired. The Incentive Fee equals 20% of the amount by which the Company's REIT taxable income exceeds the amount calculated by multiplying the Company's "average net worth" by the "Ten-Year United States Treasury rate" plus 1%. In 1997 and 1996, the manager also received "Administrative Fees" on each CMBS bond outstanding. Administrative Fees were terminated in connection with the November 1997 restructuring of the CMBS bond portfolio.

Fees paid to the manager during 1998, 1997 and 1996 were (in thousands):

                           1998               1997               1996
                           ----               ----               ----
Base Fees                 $   87            $    598           $    654
Acquisition Fees             124                  23                 --
Incentive Fees                --               1,024                713
Administrative Fees           --                  56                 58
                          ------            --------           --------
                          $  211            $  1,701           $  1,425
                          ======            ========           ========

Acquisition Fees incurred in 1997 were capitalized as part of the cost of acquiring CMBS bonds. In addition, the Company incurred $426,000 of Incentive Fees in 1997 relating to the gain on the restructuring of the CMBS bonds. Acquisition Fees incurred in 1998 were expensed because such fees were paid to Asset Investors, owner of 27% of the Company's Common Stock.

The Management Agreement has been extended through December 31, 1999. During 1999, the Incentive Fee has been amended to provide that such fee is based on CAX's Funds From Operations, less an annual capital replacement reserve of at least $50 per developed homesite, instead of REIT income. In general, Funds From Operations is equal to book net income plus depreciation, amortization and acquisition fees.

L.       Commitments

In connection with the acquisition of a manufactured home community, the Company entered into an earn-out agreement with respect to 154 unoccupied homesites. The Company will pay $17,000 to the former owner for each newly occupied homesite.

The Company has agreed to acquire from time to time ground leases related to individual homesites. The purchase price for each lease will be equal to the base annual rent provided for in each such ground lease divided by 9%. The

Company is not required to acquire such leases in groups of less than 10 leases.

The maximum number of leases the Company might purchase is approximately 500 for total consideration of approximately $20 million.

M.       Operating Segments

The Company has recently begun investing in manufactured home communities and management assesses the performance of the Company as one operating segment.

N.       Other Matters

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

O.       Selected Quarterly Financial Data (unaudited)

Presented below is selected quarterly financial data for the years ended December 31, 1998 and 1997 (in thousands, except per share data).


                                                                             Three Months Ended,
                                                                             -------------------
                                                     December 31,     September 30,      June 30,         March 31,
                                                     ------------     -------------      --------         ---------
1998
-------------------------------------------------- --------------- ----------------- --------------- ----------------
Income from rental property operations               $     390         $    147         $     --         $     --
CMBS bonds                                                  37               40               44               40
Interest and other income                                  767            1,012            1,042            1,053
Net income                                                 967              486              986            1,002
Per share amounts:
   Basic and diluted earnings                              .09              .05              .09              .10
   Regular dividends                                       .13              .13              .13               --
   Stock prices (1)
     High                                                6-1/4            6-7/8                7                7
     Low                                                 5-1/8           5-9/16            6-1/4           6-7/16
Weighted-average common shares outstanding              10,364           10,364           10,359           10,342
Weighted-average common shares and common share
   equivalents outstanding                              10,366           10,373           10,387           10,378

1997
-------------------------------------------------- --------------- ----------------- --------------- ----------------
CMBS bonds revenue                                   $   1,512         $  3,423        $   2,193         $  2,044
Interest and other income                                  734               51               49              111
Gain on restructuring of bonds                           5,786               --               --               --
Net income                                               7,677            2,484            1,810            1,735
Per share amounts:
   Basic and diluted earnings                              .74              .24              .17              .17
   Regular dividends                                       .17              .17              .17              .17
   Special dividends                                       .26               --               --               --
   Capital gains dividends                                 .17               --               --               --
   Stock prices (1)
     High                                              7-11/16           7-3/16          6-11/16                7
     Low                                                6-9/16            6-5/8           6-3/16            6-3/8
Weighted-average common shares outstanding              10,342           10,342           10,326           10,316
Weighted-average common shares and common share
   equivalents outstanding                              10,408           10,381           10,348           10,351
--------------------------------------------------

(1)   Daily closing prices as reported on the AMEX Composite Tape.








                                               Commercial Assets, Inc.
                                                     SCHEDULE III
                                       Real Estate and Accumulated Depreciation
                                                  December 31, 1998
                                           (In Thousands Except Site Data)

                                                                                                     December 31, 1998
                                                                                    ------------------------------------------------
                                                                             Cost                                     Total
                                                                           Capital-                                    Cost
                                                             Initial Cost    ized        Total Cost                   Net of
                                                          ---------------- Subsequ- ----------------------  Accumu-  Accumu-
                                                   Number       Buildings    uent         Buildings          lated    lated
                 Date                       Year     of           and         to             and            Depreci- Depreci- Encum-
 Property Name Acquired      Location    Developed Sites Land Improvements Acquis. Land Improvements Total   ation    ation  brances
 -----------------------------------------------------------------------------------------------------------------------------------
Cypress Greens  1998     Lakeland, FL      1986     107 $  240   $1,129       $7    $240    $1,136   $1,376    $16   $ 1,360   $ --

Riverside       1998     Ruskin, FL        1984   1,186  3,558    7,744       --   3,558     7,744   11,302     34    11,268     --
                                                  ==================================================================================
           Total                                  1,293 $3,798   $8,873       $7  $3,798    $8,880  $12,678    $50   $12,628   $ --
                                                  ==================================================================================


                             COMMERCIAL ASSETS, INC.
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                For the Years Ended December 31, 1998, 1997, 1996
                                 (in thousands)


                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                             1998              1997             1996
                                                                             ----              ----             ----
Real Estate
    Balance at beginning of year                                          $       --        $      --         $    --
    Additions during the year:
       Real estate acquisitions                                               12,671               --              --
       Additions                                                                   7               --              --
    Dispositions                                                                  --               --              --
                                                                          ----------        ---------         -------
    Balance at end of year                                                $   12,678        $      --         $    --
                                                                          ==========        =========         =======


Accumulated Depreciation
    Balance at beginning of year                                          $       --        $      --         $    --
    Additions during the year:
       Depreciation                                                              (50)              --              --
    Dispositions                                                                  --               --              --
                                                                          ----------        ---------         -------
    Balance at end of year                                                $      (50)       $      --         $    --
                                                                          ==========        =========         =======


See Report of Independent Auditors and accompanying notes to consolidated financial statements.

                             COMMERCIAL ASSETS, INC.
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1998
                                 (in thousands)




                                                                                                           Principal
                                                                                                           Amount of
                                                                                                          Loans Subject
                                     Final       Periodic                                 Carrying        to Delinquent
                        Interest     Maturity    Payment     Prior       Face Amount      Amount of        Principal or
    Description           Rate         Date        Terms      Liens     of Mortgages      Mortgages         Interest
---------------------  ------------  ----------  ----------  ---------  --------------  ---------------  ---------------
Fiesta Village             (1)          9/2007        (1)     $   --      $   8,033       $    8,462         $      --
Savanna Club               10%          9/2018        (2)         --            822              828                --
Sun Lake                   10%          9/2018        (2)         --             38               38                --
                                                             =========  ==============  ===============  ===============
                                                              $   --      $   8,893       $    9,328         $      --
                                                             =========  ==============  ===============  ===============


(1) The Fiesta Village loan is comprised of five mortgage loans secured by three manufactured home communities and adjoining land. The notes accrue interest at 15% per annum and pay interest at 9% per annum through August 1999, with the pay rate increasing 1% each year thereafter to a maximum of 12% per annum.
(2)    Interest is paid from any cash flows from the property.



                             COMMERCIAL ASSETS, INC.
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1998
                                 (in thousands)




                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                             1998              1997             1996
                                                                             ----              ----             ----

    Balance at beginning of period                                        $       --        $      --         $    --

    Additions during period:
       Investments in participating mortgages                                  8,913               --              --
       Accrued interest                                                          371               --              --
       Loan costs                                                                 70               --              --
    Deductions during period:
       Collections of principal                                                  (20)              --              --
       Collections of interest                                                    (2)              --              --
       Amortization of loan costs                                                 (4)              --              --
                                                                          ----------        ---------        --------

    Balance at close of period                                            $    9,328        $      --         $    --
                                                                          ==========        =========         =======


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

                         2.4 Contribution Agreement dated as of February 27, 1998, between Asset Investors Operating Partnership, L.P. and Roth Associates of New Jersey (incorporated herein by reference to Exhibit 2.4 to the Current Report on Form 8-K dated February 27, 1998, Commission File No. 1-9360, filed on March 13, 1998).

                       2.4(a) Contribution Agreement dated as of February 27, 1998, between Asset Investors Operating Partnership, L.P. and Salem Farm Mobile Home Park, Inc. (incorporated herein by reference to Exhibit 2.4(a) to the Current Report on Form 8-K dated February 27, 1998, Commission File No. 1-9360, filed on March 13, 1998).

                       2.5 Agreement of Sale dated as of April 13, 1998, between Community Acquisition Joint Venture and Serendipity Properties, Inc., (incorporated herein by reference to
                                      Exhibit  2.5 to the  Registrant's  Current
                                      Report  on Form 8-K  dated  May 29,  1998,
                                      Commission File No. 1-9360,  filed on June
                                      12, 1998).

                       2.5(a) Assignment of Agreement of Sale dated as of May 20, 1998, between Community Acquisition Joint Venture and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to
                                      Exhibit 2.5(a) to the Registrant's Current
                                      Report  on Form 8-K  dated  May 29,  1998,
                                      Commission File No. 1-9360,  filed on June
                                      12, 1998).

                         2.6 Purchase Agreement with Escrow Instructions, as amended, dated as of April 14, 1998 between Brentwood West Partners, LLP and Parkbridge Capital Group, Inc. (incorporated herein by reference to Exhibit 2.6 to the Registrant's Current Report on Form 8-K dated May 29, 1998, Commission File No. 1-9360, filed on June 12, 1998).

                       2.6(a) Conditional Assignment of Contract dated as of April 17, 1998, between Parkbridge Capital Group, Inc. and Community Acquisition Development Corporation.
                                      (incorporated   herein  by   reference  to
                                      Exhibit 2.6(a) to the Registrant's Current
                                      Report  on Form 8-K  dated  May 29,  1998,
                                      Commission File
                                      No. 1-9360, filed on June 12, 1998).

                       2.6(b) Assignment of Agreement of Sale dated as of June 1, 1998, between Community Acquisition Joint Venture and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to
                                      Exhibit 2.6(b) to the Registrant's Current
                                      Report  on Form 8-K  dated  May 29,  1998,
                                      Commission File No. 1-9360,  filed on June
                                      12, 1998).

                         2.7 Agreement of Sale dated as of May 13, 1998, between HFIC, INC. and Gulfstream Harbor, Inc. and Gulfstream Harbor II Inc. (incorporated herein by reference to
                                      Exhibit  2.7 to the  Registrant's  Current
                                      Report  on Form 8-K dated  July 16,  1998,
                                      Commission File No. 1-9360,  filed on July
                                      30, 1998).

                       2.7(a) Assignment of Agreement of Sale dated as of July 15, 1998, between HFIC, INC. and AIOP Gulfstream Harbor, LLC., AIOP Gulfstream Outlot I, L.L.C., AIOP Gulfstream Outlot II, L.L.C. and AIOP Gulfstream Outlot III, L.L.C. (incorporated herein by reference to
                                      Exhibit 2.7(a) to the Registrant's Current
                                      Report  on Form 8-K dated  July 16,  1998,
                                      Commission File No. 1-9360,  filed on July
                                      30, 1998).

                         3.1          Certificate  of  Incorporation  of   Asse
                                      Investors  Corporation (the "Registrant"),
                                      as   amended   (incorporated   herein   by
                                      reference   to   Exhibit   3.1(b)  to  the
                                      Quarterly  Report  on  Form  10-Q  of  the
                                      Registrant for the quarter ended June 30, 1989, Commission File No. 1-9360, filed on August 14, 1989).

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

                        10.1* Form of Indemnification Agreement between the Registrant and each Director of the Registrant (incorporated herein by reference to Appendix A to the Proxy
                                      Statement  of the  Registrant,  Commission
                                      File No. 1-9360, dated May 18, 1987).

                        10.2* 1998 Stock Incentive Plan of the Registrant (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1998, Commission File No. 1-9360, filed on August 14, 1998).

                        10.3 Contribution Agreement, dated as of August 20, 1993, by and between the Registrant and Commercial Assets, Inc. (incorporated herein by reference to Exhibit 10.19 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended September 30, 1993, Commission File No. 1-9360, filed on November 15, 1993).

                       10.4(a) Trust Agreement dated as of March 26, 1997, among the Registrant, as depositor, Asset Investors Secured Financing Corporation and Wilmington Trust Company, as Owner Trustee (incorporated herein by reference to Exhibit 10.5(a) to the
                                      Quarterly  Report  on  Form  10-Q  of  the
                                      Registrant for the quarter ended March 31, 1997, Commission File No. 1-9360, filed on May 14, 1997).

                       10.4(b) Pooled Certificate Transfer Agreement between the Registrant and Asset Investors Secured Financing Corporation dated as of March 26, 1997 (incorporated herein by reference to Exhibit 10.5(b) to the
                                      Quarterly  Report  on  Form  10-Q  of  the
                                      Registrant for the quarter ended March 31, 1997, Commission File No. 1-9360, filed on May 14, 1997).

                       10.4(c) Indenture, dated as of March 27, 1997, between Structured Mortgage Trust 1997-1 and State Street Bank and Trust Company (incorporated herein by reference to
                                      Exhibit 10.5(c) to the Quarterly Report on
                                      Form  10-Q  of  the   Registrant  for  the
                                      quarter  ended March 31, 1997,  Commission
                                      File No. 1-9360, filed on May 14, 1997).

                       10.4(d) Note Purchase Agreement, dated as of March 26, 1997, among Structured Mortgage Trust 1997-1, Asset Investors Secured Financing Corporation and Bear, Stearns & Co. Inc. (incorporated herein by reference to
                                      Exhibit 10.5(d) to the Quarterly Report on
                                      Form  10-Q  of  the   Registrant  for  the
                                      quarter  ended March 31, 1997,  Commission
                                      File No. 1-9360, filed on May 14, 1997).

                       10.4(e) Trust Certificate issued to Asset Investors Secured Financing Corporation evidencing its ownership of the Structured Mortgage Trust 1997-1 (incorporated herein by reference to Exhibit 10.5(e) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1997, Commission File No. 1-9360, filed on May 14, 1997).

                        10.5 Asset Contribution Agreement dated as of September 8, 1997 between the Registrant, Asset Investors Operating Partnership, L.P., and Financial Asset Management, LLC (incorporated herein by reference to
                                      Exhibit  10.6 to the  Quarterly  Report on
                                      Form  10-Q  of  the   Registrant  for  the
                                      quarter   ended    September   30,   1997,
                                      Commission  File  No.  1-9360,   filed  on
                                      November 12, 1997).

                        10.6 Loan Agreement dated as of July 16, 1998, by and among AIOP Brentwood West, L.L.C.; AIOP Lost Dutchman Notes, L.L.C.; AIOP Mullica, L.L.C.; AIOP Gulfstream Harbor, L.L.C.; AIOP Gulfstream Outlot I, L.L.C.; AIOP Gulfstream Outlot II, L.L.C.; AIOP Gulfstream Outlot III, L.L.C.; and AIOP Serendipity, L.L.C., and Salomon Brothers Realty Corp. and LaSalle National Bank (incorporated herein by reference to
                                      Exhibit 10.7 to the  Registrant's  Current
                                      Report  on Form 8-K dated  July 16,  1998,
                                      Commission File No. 1-9360,  filed on July
                                      30, 1998).

                       10.6(a) Promissory Note dated as of July 16, 1998, between AIOP Lost Dutchman Notes, L.L.C.; AIOP Brentwood West, L.L.C.; AIOP Mullica, L.L.C.; AIOP Gulfstream Harbor, L.L.C.; AIOP Gulfstream Outlot I, L.L.C.; AIOP Gulfstream Outlot II, L.L.C.; AIOP Gulfstream Outlot III, L.L.C.; and AIOP Serendipity, L.L.C., and Salomon Brothers Realty Corp. (incorporated herein by reference to Exhibit 10.7(a) to the

                                      Registrant's Current Report on Form 8-K dated July 16, 1998, Commission File No. 1-9360, filed on July 30, 1998).

                       10.6(b) Pledge Agreement and Limited Recourse Guaranty dated as of July 16, 1998 by and among the Registrant, Asset Investors Operating Partnership, L.P. and Salomon Brothers Realty Corp. (incorporated herein by reference to Exhibit 10.7(b) to the Registrant's Current Report on Form 8-K dated July 16, 1998, Commission File No. 1-9360, filed on July 30, 1998).

                        10.7 Credit Agreement dated as of September 1, 1998, between U.S. Bank National Association and Asset Investors Operating Partnership, L.P. and the Registrant

                       10.7(a) Promissory Note dated as of September 1, 1998, between U.S. Bank National Association and Asset Investors Operating Partnership, L.P. and the Registrant

                        10.8 Loan Agreement dated December 1, 1998, between AIOP Lost Dutchman Notes, L.L.C., Asset Investors Operating Partnership, L.P., the Registrant and U.S.
                                      Bank National Association.

                       10.8(a) Promissory Note dated December 30, 1998, between AIOP Lost Dutchman Notes, L.L.C., Asset Investors Operating Partnership, L.P., the Registrant and U.S.
                                      Bank National Association.

                        10.9 Form of Promissory Note to General Electric Capital Assurance Company entered into in connection with the financing of five manufactured home communities.

                        10.10 Amended and Restated Loan Agreement dated as of January 1, 1998, by and between Community Acquisition and Development Corporation, Community Casa del Mar Joint Venture, Community Sunlake Joint Venture, Community Brentwood Joint Venture, Community Savanna Club Joint Venture, Community Blue Heron Pines Corporation, Community Sunlake Corporation, Community Brentwood Corporation, Community Savanna Club Corporation, Royal Palm Village, LLC and Asset Investors Operating Partnership, L.P.

                      10.10(a) Revolving Credit Promissory Note dated as of January 1, 1998 between Community Acquisition and Development Corporation, Community Casa del Mar Joint Venture, Community Sunlake Joint Venture, Community Brentwood Joint Venture, Community Savanna Club Joint Venture, Community Blue Heron Pines Corporation, Community Sunlake Corporation, Community Brentwood
                                      Corporation,    Community   Savanna   Club
                                      Corporation,  Royal Palm Village,  LLC and
                                      Asset  Investors  Operating   Partnership,
                                      L.P.

                        21.1          List of Subsidiaries

                        23.1          Independent Auditors' Consent- Ernst &
                                      Young LLP.

                        27.1          Financial Data Schedule.

*    Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ASSET INVESTORS CORPORATION
                                       (Registrant)

Date:  March 24, 1999                  By  /s/Terry Considine
                                           -------------------------------------
                                           Terry Considine
                                           Chairman and Chief Executive Officer

Date: March 24, 1999                   By  /s/Thomas L. Rhodes
                                           -------------------------------------
                                           Thomas L. Rhodes
                                           Vice Chairman

Date: March 24, 1999                   By  /s/Bruce E. Moore
                                           -------------------------------------
                                           Bruce E. Moore
                                           President and Chief Operating Officer

Date: March 24, 1999                   By  /s/David M. Becker
                                           -------------------------------------
                                           David M. Becker
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Name                          Capacity                Date
              ----                          --------                ----

 /s/Terry Considine                         Director            March 24, 1999
 ----------------------------
Terry Considine

 /s/Thomas L. Rhodes                        Director            March 24, 1999
----------------------------
Thomas L. Rhodes

 /s/Bruce D. Benson                         Director            March 24, 1999
----------------------------
Bruce D. Benson

 /s/Bruce E. Moore                          Director            March 24, 1999
----------------------------
Bruce E. Moore

 /s/Elliot H. Kline                         Director            March 24, 1999
----------------------------
Elliot H. Kline

 /s/Richard L. Robinson                     Director            March 24, 1999
----------------------------
Richard L. Robinson

                                            Director
----------------------------
Tim Schultz

 /s/William J. White                        Director            March 24, 1999
----------------------------
William J. White