Form 10-Q
period 1999-03-31
ASSET INVESTORS CORP
filed 1999-05-07
CIK 804138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

As of April 30, 1999, 5,585,697 shares of common stock were outstanding.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS
                                                                            PAGE

PART I.  FINANCIAL INFORMATION:

      Item 1. Condensed Consolidated Financial Statements:

              Balance Sheets as of March 31, 1999 (unaudited)
              and December 31, 1998..........................................  1

              Statements of Income for the three months ended
              March 31, 1999 and 1998 (unaudited)............................  2

              Statements of Cash Flows for the three months ended
              March 31, 1999 and 1998 (unaudited)............................  3

              Notes to Financial Statements (unaudited)......................  4

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................ 11

PART II.  OTHER INFORMATION:

      Item 6. Exhibits and Reports on Form 8-K............................... 22


                                      (i)



                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                    March 31,           December 31,
                                                                                      1999                  1998
                                                                                      ----                  ----
                                                                                  (unaudited)
ASSETS
Real estate, net of accumulated depreciation of $4,298 and $3,378                   $   97,682            $   98,563
Investments in participating mortgages                                                  29,888                27,604
Cash and cash equivalents                                                                2,140                 1,426
Investment in Commercial Assets                                                         20,609                20,706
Other assets, net                                                                        8,913                 9,927
                                                                                    ----------            ----------
       Total Assets                                                                 $  159,232            $  158,226
                                                                                    ==========            ==========

LIABILITIES
Secured long-term notes payable                                                     $   46,431            $   40,506
Secured short-term financing                                                             7,700                10,500
Accounts payable and accrued liabilities                                                 2,873                 2,935
                                                                                    ----------            ----------
                                                                                        57,004                53,941
                                                                                    ----------            ----------

MINORITY INTEREST IN OPERATING PARTNERSHIP                                              15,794                25,649

STOCKHOLDERS' EQUITY
Common Stock, par value $.01 per share, 50,000 shares authorized 5,567 and 5,016 shares issued and outstanding, respectively
                                                                                            56                    50
Additional paid-in capital                                                             238,588               229,948
Dividends in excess of accumulated earnings                                           (152,210)             (151,362)
                                                                                    ----------            ----------
                                                                                        86,434                78,636
                                                                                    ----------            ----------
       Total Liabilities and Stockholders' Equity                                   $  159,232            $  158,226
                                                                                    ==========            ==========


            See Notes to Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                          Three Months
                                                                                         Ended March 31,
                                                                                         ---------------
                                                                                      1999             1998
                                                                                      ----             ----
RENTAL PROPERTY OPERATIONS
Rental and other property revenues                                                  $   3,558        $   1,744
Interest on participating mortgages                                                       778              783
Property operating expenses                                                            (1,287)            (793)
                                                                                    ---------        ----------
Income from property operations before depreciation                                     3,049            1,734
Depreciation                                                                             (920)            (393)
                                                                                    ---------        ---------
Income from rental property operations                                                  2,129            1,341
                                                                                    ---------        ---------

SERVICE OPERATIONS
Property management income, net                                                            54               50
Commercial Assets management fees                                                          89                3
Amortization of management contracts                                                     (689)            (827)
                                                                                    ---------        ---------
Loss from service operations                                                             (546)            (774)
                                                                                    ---------        ---------

Equity in earnings of Commercial Assets                                                   295              268
General and administrative expenses                                                      (338)            (322)
Interest and other income                                                                  53              383
Interest expense                                                                         (941)            (208)
                                                                                    ---------        ---------

INCOME BEFORE MINORITY INTEREST                                                           652              688
Minority interest in Operating Partnership                                               (110)            (143)
                                                                                    ---------        ---------

NET INCOME                                                                          $     542        $     545
                                                                                    =========        =========

BASIC AND DILUTED EARNINGS PER SHARE                                                $    0.10        $    0.11
                                                                                    =========        =========

DIVIDENDS DECLARED PER SHARE                                                        $    0.25        $      --
                                                                                    =========        =========

Weighted-Average Common Shares Outstanding                                              5,453            5,109
Weighted-Average Common Shares And Common Share Equivalents Outstanding                 5,464            5,143


            See Notes to Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                 Three Months
                                                                                                Ended March 31,
                                                                                                ---------------
                                                                                           1999                1998
                                                                                           ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                          $     542             $    545
   Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and amortization                                                         1,664                1,220
     Minority interest in Operating Partnership                                              110                  143
     Equity in earnings of Commercial Assets                                                (262)                (268)
     Accrued interest on participating mortgages                                            (377)                (144)
     Decrease (increase) in other assets                                                    (372)                 120
     Decrease in accounts payable and accrued liabilities                                   (261)                (783)
                                                                                       ---------             --------
       Net cash provided by operating activities                                           1,044                  833
                                                                                       ---------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of real estate                                                                   --               (2,936)
   Investments in participating mortgages, net                                            (1,907)                (180)
   Capital replacements                                                                      (55)                  (8)
   Dividends from Commercial Assets                                                          359                   --
                                                                                       ---------             --------
     Net cash used in investing activities                                                (1,603)              (3,124)
                                                                                       ----------            --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of Common Stock dividends                                                      (1,390)                  --
   Payment of distributions to minority interest in Operating Partnership                   (250)                  --
   Paydowns on secured short-term financing                                               (2,800)                  --
   Proceeds from secured long-term notes payable                                           6,225                   --
   Principal paydowns on secured long-term notes payable                                    (300)                (110)
   Payment of loan costs                                                                    (255)                  --
   Proceeds from the issuance of Common Stock, net                                            43                   16
                                                                                       ---------             --------
     Net cash provided by (used in) financing activities                                   1,273                  (94)
                                                                                       ---------             --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         714               (2,385)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,426               21,802
                                                                                       ---------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   2,140             $ 19,417
                                                                                       =========             ========


            See Notes to Condensed Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.       The Company

Asset Investors Corporation ("AIC" and, together with its subsidiaries, the "Company") is a Maryland corporation that owns and operates manufactured home communities and has elected to be taxed as a real estate investment trust ("REIT"). AIC's Common Stock, par value $.01 per share ("Common Stock"), is listed on the New York Stock Exchange under the symbol "AIC." In May 1997, AIC contributed its net assets to Asset Investors Operating Partnership, L.P. (the "Operating Partnership") in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership's initial capital. AIC owns 85% of the Operating Partnership as of March 31, 1999. The Company also owns 27% of the common stock of Commercial Assets, Inc. ("CAX") and substantially all of the common stock of both AIC Manufactured Housing Corp. ("AICMHC") and Asset Investors Equity, Inc. ("AIE"). CAX is a publicly-traded REIT (American Stock Exchange, Inc.: CAX) formed by the Company in August 1993. AICMHC owns interests in manufactured home community management contracts and AIE manages CAX.

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

Prior to November 1997, the Company and CAX were managed by Financial Asset Management LLC ("FAM"). An investor group led by Terry Considine, Thomas L. Rhodes and Bruce D. Benson acquired FAM in September 1996. Mr. Considine is the Chairman and Chief Executive Officer of both the Company and CAX. Mr. Rhodes is Vice Chairman and Mr. Benson is a director of both the Company and CAX. In November 1997, the Company's stockholders approved the acquisition of the assets and operations of FAM in order to become a self-managed and self-administered REIT. The $11,692,000 purchase price was paid by issuing 676,700 limited partnership units of the Operating Partnership ("OP Units") plus up to 240,000 additional OP Units if certain performance goals, including investment and share price targets, are achieved by the Company within a specified time period. During the third quarter of 1998, the Company achieved the first set of performance goals by realizing annualized returns before depreciation in excess of 9% on its real estate investments for a period of six months. As a result of achieving these goals, the Company issued 120,000 OP Units and expensed $2,092,000 as additional cost of acquiring the management contract. The issuance of the remaining 120,000 OP Units is contingent upon the Company having a 90-day average per share price in excess of $20.00 by June 1999.

B.       Presentation of Financial Statements

The Condensed Consolidated Financial Statements of the Company presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 1999, and for the period then ended and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. These statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications have been made in the 1998 Condensed Consolidated Financial Statements to conform to the classifications used in the current year.

C.       Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and all controlled subsidiaries. The minority interest in the Operating Partnership represents the OP Units which are convertible, at the option of the holder. When a holder elects to convert OP Units, the Company determines whether such OP Units will be converted into cash or shares of Common Stock. The holders of OP Units receive the same amount per OP Unit in distributions as the holders of Common Stock at the time of dividend distributions. As of March 31, 1999, 1,000,000 OP Units were outstanding. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in CAX is recorded under the equity method.

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

When conditions exist which indicate that the carrying amount of a property may be impaired, the Company will evaluate the recoverability of its net investment in the property by assessing current and future levels of income and cash flows. As of March 31, 1999, there has been no impairment of the Company's investment in rental properties.

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

Interest on participating mortgages is recorded based upon outstanding balances and interest rates per the terms of the mortgages. In addition, the Company evaluates the collectibility of any unpaid interest and provides reserves as necessary. As of March 31, 1999, there is a $149,000 reserve for uncollected interest on the participating mortgages.

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

At March 31, 1999, AIC's net operating loss ("NOL") carryover was approximately $95,000,000 and its capital loss carryover was approximately $20,000,000. The NOL carryover may be used to offset all or a portion of AIC's REIT income, and as a result, to reduce the amount that AIC must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009, and the capital loss carryover is scheduled to expire in 2000 and 2001.

Earnings Per Share

Basic earnings per share for the three months ended March 31, 1999 and 1998 are based upon the weighted-average number of shares of Common Stock outstanding during each such period. Diluted earnings per share reflect the effect of any dilutive, unexercised stock options in each such period.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments with an initial maturity of three months or less are considered to be cash and cash equivalents. The Company made interest payments of $815,000 and $210,000 for the three months ended March 31, 1999 and 1998, respectively.

Non-cash investing and financing activities for the three months ended March 31, 1999 and 1998 were (in thousands):


                                                                                            1999             1998
                                                                                          --------         ------
Issuance of OP Units for:
     Real estate acquisitions                                                            $     --         $  2,145
     Participating mortgages                                                                   --               17
Real estate acquired under earn-out agreements                                                 --               52
Receivables from minority interest in controlled subsidiaries                                 179              319
Conversion of OP Units into Common Stock                                                    9,536               --
Transfer of stock issue costs to additional paid in capital                                   933               --



D.       Real Estate

Real estate at March 31, 1999 and December 31, 1998, was (in thousands):


                                                                                March 31,            December 31,
                                                                                  1999                  1998
                                                                                  ----                  ----
                                                                              (unaudited)
Land                                                                            $  11,226             $  11,226
Land improvements and buildings                                                    90,320                90,268
Furniture and other equipment                                                         434                   447
                                                                                ---------             ---------
                                                                                  101,980               101,941
Less accumulated depreciation                                                      (4,298)               (3,378)
                                                                                ---------             ---------

Real estate, net                                                                $  97,682             $  98,563
                                                                                =========             =========

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities.

E.       Investments in Participating Mortgages

As of March 31, 1999, the Company has an $18.3 million participating mortgage which bears 10% interest, matures in 2018 and is secured by a number of manufactured home communities. In addition, the Company receives additional interest up to 50% of the borrower's profit from such communities.

In addition, the Company has mortgage loans secured by two contiguous manufactured home communities and one recreational vehicle park in Arizona. The $5.4 million first mortgage loan bears 10% interest. The $4.6 million second mortgage loan accrues 15% interest and paid 9% interest through July 1998, with the pay rate increasing 1% annually for three years to a maximum of 12% per annum. The $0.6 million third mortgage loan accrues 15% interest and is payable from any cash flows in excess of the above amounts. These loans mature in April

2001. The Company receives additional interest of 3% of gross revenues, increasing to 11% of gross revenues in the event of a refinancing of the debt on the communities, and 50% of net proceeds from a sale or refinancing of the communities.

As of March 31, 1999, the Company had investments in participating mortgages of $29,888,000. During the three months ended March 31, 1999 and 1998, the Company had earnings of $778,000 and $783,000, respectively, from these mortgages.

F.       Investment in Commercial Assets

On March 31, 1999 and December 31, 1998, the Company owned 2,761,126 shares (approximately 27%) of the common stock of CAX. In November 1997, CAX sold or resecuritized its entire portfolio of commercial mortgage loan securitizations of multi-family real estate ("CMBS bonds") and temporarily invested the proceeds until it determined which type of real estate assets to invest in. During the third quarter of 1998, CAX announced that it plans to acquire manufactured home communities, and from August 1998 to March 1999, it has invested approximately $32,000,000 for interests in seven communities.

Summarized financial information of CAX as reported by CAX is (in thousands):




Balance Sheets                                                                       March 31,           December 31,
                                                                                       1999                  1998
                                                                                       ----                  ----
                                                                                  (unaudited)
Cash and cash equivalents                                                          $       956            $     3,292
Short-term investments                                                                  37,836                 45,066
Real estate                                                                             22,510                 13,908
Investments in participating mortgages                                                   9,993                  9,328
Other assets                                                                             6,941                  6,640
                                                                                   -----------            -----------
Total assets                                                                            78,236                 78,234
Total liabilities                                                                        1,347                    980
                                                                                   -----------            -----------
Stockholders' equity                                                               $    76,889            $    77,254
                                                                                   ===========            ===========



Statements of Income (unaudited)                                                      Three Months Ended March 31,
--------------------------------                                                      ----------------------------
                                                                                       1999                  1998
                                                                                       ----                  ----
Income from property operations                                                    $       498            $        --
Interest and other income                                                                  739                  1,093
General and administrative                                                                (133)                   (86)
Management fees                                                                            (80)                    (5)
                                                                                   -----------            -----------
Operating income                                                                         1,024                  1,002
Acquisition fees                                                                           (42)                    --
                                                                                   -----------            -----------
Net income                                                                         $       982            $     1,002
                                                                                   ===========            ===========

G.       Secured Long-Term Notes Payable

The following table summarizes the Company's secured long-term notes payable, all of which are non-recourse to the Company (in thousands):

                                                                                    March 31,            December 31,
                                                                                     1999                   1998
                                                                                ---------------         -------------
                                                                                  (unaudited)
8.25% fixed rate notes maturing in October 2000                                    $     4,443            $     4,519
7.50% fixed rate notes maturing in October 2000                                          5,679                  5,707
7.37% fixed rate note maturing in April 2009                                             2,550                     --
6.50% fixed rate notes maturing in December 2018                                        30,554                 30,280
6.86% fixed rate notes maturing in March 2019                                            3,205                     --
                                                                                   -----------            -----------
                                                                                   $    46,431            $    40,506
                                                                                   ===========            ===========

In 1998, the Company entered into an interest rate lock agreement which was settled in September 1998. The Company realized a loss on the hedge of $802,000 which was deferred and is being amortized over the terms of the related notes payable as a charge to interest expense.

Real estate assets which secure the long-term notes payable had a net book value of $84,711,000 at March 31, 1999. The Company has $106,000 in escrow for real estate taxes on the secured long-term notes payable at March 31, 1999.

H.       Secured Short-Term Financing

In September 1998, the Company executed a revolving line of credit with a bank that bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum (6.69% at March 31, 1999). The line of credit is secured by 1,015,674 shares of the common stock of CAX held by the Company and matures in September 2000. The line of credit is limited to the lesser of (1) $5,000,000, (2) 65% of the product of the trading price of Commercial Assets common stock times 1,015,674 or (3) 65% of the purchase price of certain unpledged real estate. As of March 31, 1999, the limit was $3,260,000 and $1,500,000 was outstanding on this line of credit.

In December 1998, the Company borrowed $8,500,000 in short-term financing from a bank. The loan is secured by the Company's $10,000,000 of participating mortgages involving two communities and one recreational vehicle park in Arizona. The loan bears interest at LIBOR plus 2.5% (7.44% at March 31, 1999) and matures in June 1999. The Company repaid $2,300,000 in March 1999 with proceeds from secured long-term notes payable.

I.       Commitments and Contingencies

In connection with a participating mortgage on a manufactured home community, the Company entered into an earn-out agreement with respect to unoccupied homesites. The Company advances an additional $17,000 pursuant to the participating mortgage for each newly occupied homesite either in the form of cash or 946 OP Units, as determined by the borrower. During the three months ended March 31, 1999 and 1998, the Company advanced $83,000 in cash and $17,000 in OP Units, respectively.

In connection with the acquisition of the assets and operations of its former manager in November 1997, the Company entered in an agreement to issue additional OP Units upon the achievement of certain performance goals by the

Company. Under the terms of the agreement, the Company will be required to issue an additional 120,000 OP Units if the Company's average stock price exceeds $20.00 per share for any 90-day period prior to June 17, 1999.

At March 31, 1999, there were 890 sites ready for homes and 1,960 sites available for future development in properties which the Company has an interest in. In connection with efforts to lease such sites, a sales corporation markets an inventory of homes located in the various properties to potential tenants. The Company's President owns 50% of the sales corporation. A portion of the cost of this home inventory was financed by the sales corporation with a line of credit guaranteed by the Company. As of March 31, 1999, $5,854,000 was outstanding under the line of credit. The terms of the line of credit require monthly payments of interest and payment of principal upon sale of the inventory. If the inventory is not sold within one year, monthly payments of principal are also required.

J.       Operating Segments

Investments in adult communities constitute substantially all of the Company's portfolio of manufactured home communities, and as such, management of the Company assesses the performance of the Company as one operating segment.

K.       Common Stock and Dividends

During the three months ended March 31, 1999, the Company paid a $0.25 per share dividend on Common Stock and OP Units totaling $1,640,000. No dividends or distributions were declared during the same period in 1998.

L.       Other Matters

Prior to November 1997, FAM (the former manager) provided all personnel and related overhead necessary to conduct the Company's activities in exchange for various fees provided for in a management agreement (the "AIC Management Agreement"). In November 1997, the Company's stockholders approved the purchase of FAM's assets and operations for $11,692,000 in connection with the Company becoming a self-managed and self-administered REIT. The initial purchase price and related costs were allocated $6,553,000 to the AIC Management Agreement and $5,936,000 to a management agreement pursuant to which the Company manages CAX (the "CAX Management Agreement"). The Company expensed the amount allocated to the AIC Management Agreement in 1997 and is amortizing the cost of the CAX Management Agreement over three years. In addition to the initial purchase price, FAM received 120,000 additional OP Units in August 1998 because the Company had annualized returns before depreciation in excess of 9% on certain of its real estate investments. These OP Units were valued at $2,073,000 and expensed in August 1998.

The CAX Management Agreement has been extended through December 31, 1999. During the three months ended March 31, 1999 and 1998, the Company earned management fees of $89,000 and $3,000, respectively, under the CAX Management Agreement (net of elimination for the Company's 27% ownership of CAX). As of March 31, 1999, the net book value of the CAX Management Agreement was $3,248,000 and is included in other assets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Introduction

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this report, our Quarterly Report to Stockholders and our filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as well as information communicated orally or in writing between the dates of such SEC filings, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include projections of our cash flow, dividends and anticipated returns on real estate investments. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of homesites; competition; the availability of real estate assets at prices which meet our investment criteria; our ability to reduce expense levels, implement rent increases, use leverage and other risks set forth in our SEC filings.

In this report, the words "the Company," "we," "our" and "us" refer to Asset Investors Corporation, a Maryland corporation and, where appropriate, our subsidiaries.

Business

Company Background

We are a Maryland corporation formed in 1986, and we have elected to be treated for United States federal income tax purposes as a real estate investment trust or "REIT." We are a self-administered and self-managed company in the business of owning, acquiring, developing and managing manufactured home communities. As of March 31, 1999, we held interests as owner, ground lessee or mortgage lender (including participating mortgages) in 23 manufactured home communities and two recreational vehicle parks with a total of 4,640 developed homesites (sites with homes in place), 890 sites ready for homes, 1,960 sites available for future development and 180 recreational vehicle sites. In addition, we managed twelve communities for affiliates and third-party owners. Our shares of common stock are listed on the New York Stock Exchange ("NYSE") under the symbol "AIC."

We primarily conduct our business through our subsidiary Asset Investors Operating Partnership and where appropriate, its other subsidiary companies (which we collectively refer to as the Operating Partnership). As of March 31, 1999, we owned 85% of the Operating Partnership. The Operating Partnership also owns 27% of the common stock of Commercial Assets, Inc., a publicly-traded REIT that is listed on the American Stock Exchange under the symbol "CAX." Commercial Assets is also engaged in the ownership, acquisition and development of manufactured home communities. In addition to acquiring and managing manufactured homes for our own account, we also perform these services for Commercial Assets, for which Commercial Assets pays us a management fee.

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

Modern manufactured home communities are similar to typical residential subdivisions containing centralized entrances, paved streets, curbs and gutters and parkways. The communities frequently provide a clubhouse for social activities and recreation and other amenities, which may include golf courses, swimming pools, shuffleboard courts and laundry facilities. Utilities are provided by or arranged for by the owner of the community. Community lifestyles, primarily promoted by resident managers, include a wide variety of social activities that promote a sense of neighborhood. The communities provide an attractive and affordable housing alternative for retirees, empty nesters and start-up or single-parent families. Manufactured home communities are primarily characterized as "all age" communities and "adult" communities. Adult communities typically require that at least 80% of the tenants be at least 55 years old, and in all age communities there is no age restriction on tenants.

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

Company Policies

Management has adopted specific policies to accomplish our objective of increasing the amount and predictability of our FFO on a per share basis, less a reserve for capital replacements. These policies include:

     o seeking to reduce our exposure to downturns in regional real estate markets by obtaining a geographically diverse portfolio of communities;
     o ensuring the continued maintenance of our communities by providing a minimum $50 per homesite per year for capital replacements;
     o  using debt leverage to increase our financial returns;
     o reducing our exposure to interest rate fluctuations by utilizing long-term, fixed-rate, fully-amortizing debt to pay off higher cost, short term debt;
     o selectively acquiring manufactured home communities that have potential long-term appreciation of value through, among other things, rent increases, expense efficiencies and in-park homesite development;
     o improving the profitability of our communities through aggressive management of occupancy, community development and maintenance and expense controls;
     o developing and maintaining resident satisfaction and a reputation for quality communities through maintenance of the physical condition of our communities and providing activities that improve the community lifestyle; and
     o  recruiting and retaining capable community management personnel.

Future Acquisitions

In 1997, when we decided to enter the manufactured home community business, we began to implement a business plan which called for the investment of our capital in the acquisition of manufactured home communities. Since the second half of 1997, we have focused on identifying acquisition opportunities that we believe provide returns that are accretive to our stockholders.

Our acquisition of interests in manufactured home communities takes many forms. In many cases we acquire fee title to the community. When a community has a significant number of unleased homesites, we seek a stable return from the community during the development and lease-up phase while also seeking to participate in future increased earnings after development is completed and the sites are leased. We seek to accomplish this goal by making loans to development companies in return for participating mortgages that are non-recourse to the borrowers and secured by the property. In general, our participating mortgages earn interest at fixed rates and, in addition, participate in profits or revenues from the community. This profit participation right generally entitles us to 50% of the net income and cash flow generated by the community.

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

In order to allocate investments between us and Commercial Assets, the companies have agreed that Commercial Assets will invest at least $50 million of its cash resources in the acquisition of communities before we invest any further cash in the acquisition of communities. Thereafter, the companies will coordinate their investments. As of March 31, 1999, Commercial Assets had invested $32 million in communities. Notwithstanding the above, we may acquire communities if a material portion of the purchase price is paid for in units of limited partnership interests in the Operating Partnership ("OP Units") or our common stock.

Fees and Earnings from Commercial Assets

We manage Commercial Assets and own 27% of Commercial Assets' common stock. Under the terms of our management agreement with Commercial Assets, we receive the following fees:

     o Acquisition Fees equal to 0.5% of the cost of each real estate-related asset acquired by Commercial Assets;
     o Base Fees equal to 1% per year of the net book value of Commercial Assets' real estate-related assets;
     o Incentive Fees equal to 20% of the amount by which Commercial Assets' FFO, less an annual capital replacement reserve of at least $50 per developed homesite, exceeds (a) its average net worth, multiplied by (b) 1% over the ten year United States Treasury rate.

In the third quarter of 1998, Commercial Assets entered the manufactured home community business and began acquiring interests in manufactured home communities identified by us. As of March 31, 1999, Commercial Assets had acquired interests in seven communities at a cost of $32 million. Commercial Assets paid us Base Fees, Acquisition Fees and Incentive Fees totaling $75,000, $42,000 and $5,000, respectively, during the three months ended March 31, 1999 primarily due to Commercial Assets' investment in communities. During the same period in 1998, we received $5,000 in Base Fees and no Acquisition Fees or Incentive Fees as Commercial Assets had not yet begun to invest in manufactured home communities.

The management agreement expires December 31, 1999 and is subject to annual renewal. During 1998, Incentive Fees were based upon Commercial Assets' REIT income instead of its FFO, less an annual capital replacement reserve. It was changed for 1999 in order to cause our Incentive Fees to be tied more closely to Commercial Assets' measure of economic profitability of its manufactured home community business.

Although there can be no assurance of such, we expect Commercial Assets to continue to acquire interests in communities during 1999.

Expansion of Existing Communities

We will seek to increase the number of homesites and the amount of earnings generated from our existing portfolio of manufactured home communities through marketing campaigns aimed at increasing occupancy. We will also seek expansion through future acquisitions and expansion of the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. As of March 31, 1999, we held interests in twelve communities with 890 sites ready for homes and 1,960 sites available for future development.

Properties

The manufactured home communities in which we have interests are primarily located in Florida and Arizona and are concentrated in or around four metropolitan areas. We hold interests in these communities as owner, ground lessee or mortgage lender (including participating mortgages). The following table sets forth the states in which the communities in which we held an interest on March 31, 1999 are located:


                                                                        Number of Sites
                                           --------------------------------------------------------------------------
                                                                                 Available for
                         Number of                             Ready for            Future            Recreational
                        Communities          Developed           Homes            Development           Vehicles
                      ----------------     ---------------    -------------     ----------------     ----------------
Florida                       18                3,724              782                1,960                  --
Arizona                        4                  798              109                   --                 120
New Jersey                     1                   90               --                   --                  --
Pennsylvania                   1                   28               --                   --                  --
California                     1                   --               --                   --                  65
                             ---                -----             ----               ------                ----
   Total                      25                4,640              891                1,960                 185
                             ===                =====             ====               ======                ====

The following table sets forth information regarding each manufactured home community in which we held an interest and those manufactured home communities which we manage for others:



                                                                   Average
                                          Developed                Monthly              Sites Ready  Sites Available
 Community               Location         Homesites   Occupancy(1)  Rent    RV Sites     for Homes   for Development
---------------------------------------------------------------------------------------------------------------------
Owned Communities
Brentwood West       Mesa, AZ                  350       100%         $310         --        --             --
Cardinal Court       Largo, FL                 138        96           262         --        --             --
Caribbean Cove       Orlando, FL               255       100           267         --        31             --
Forest View          Homosassa, FL             187        99           238         --       124 (3)         --
Gulfstream Harbor    Orlando, FL               379        99           317         --         3            171
Gulfstream Harbor II Orlando, FL               286        99           298         --        22             --
Marina Dunes         Marina, CA                 --        --            --         65        --             --
Mullica Woods        Egg Harbor City, NJ        90       100           445         --        --             --
Park Royale          Pinellas Park, FL         258        95           345         --        51 (3)         --
Pinewood             St. Petersburg, FL        220        98           289         --        --             --
Pleasant Living      Riverview, FL             245       100           266         --        --             --
Salem Farm           Bensalem, PA               28       100           405         --        --             --
Serendipity          Ft. Myers, FL             338        99           277         --        --             --
Stonebrook           Homosassa, FL             121        99           237         --        97 (3)         --
Sun Valley           Tarpon Springs, FL        261       100           344         --        --             --
Westwind I (2)       Dunedin, FL               195        99           336         --        --             --
Westwind II (2)      Dunedin, FL               189       100           341         --        --             --
                                         ----------------------------------------------------------------------------
    Subtotal                                 3,540        99           298         65       328            171
                                         ----------------------------------------------------------------------------

Participating Mortgage Communities (3)
Blue Heron Pines     Punta Gorda, FL           116        98           242         --       131            212
Blue Star            Apache Junction, AZ        30       100           216        120        --             --
Brentwood            Hudson, FL                 69        90           187         --        74             74
Lost Dutchman        Apache Junction, AZ       150       100           237         --       109             --
Royal Palm           Haines City, FL           222        98           214         --        64            175
Savanna Club         Port St. Lucie, FL          7       100           198         --        --          1,328
Sun Lake             Grand Island, FL          238        97           238         --       185             --
Sun Valley           Apache Junction, AZ       268       100           237         --        --             --
                                         ----------------------------------------------------------------------------
    Subtotal                                 1,100        98           228        120       563          1,789
                                         ----------------------------------------------------------------------------
Total Communities                            4,640       99%          $280        185       891          1,960
                                         ============================================================================



                                                                 Average
                                        Developed                Monthly              Sites Ready  Sites Available
 Community             Location         Homesites   Occupancy(1)  Rent    RV Sites     for Homes   for Development
-------------------------------------------------------------------------------------------------------------------
Communities Managed for Commercial Assets
Cannery Village    Newport Beach, CA          --        --%      $    --         --        --             30
Casa Encanta       Mesa, AZ                  111        87           350         --        --             --
Cypress Greens     Lakeland, FL               85       100           192         --        22             --
Fiesta Village     Mesa, AZ                  175        98           273         --        --            206
Lakeshore Villas   Tampa, FL                 290        96           324         --        --             --
Riverside          Ruskin, FL                220        99           403         --        24            942
Southern Palms     Mesa, AZ                   51       100           203         --        --             --
                                       ----------------------------------------------------------------------------
      Subtotal                               932        97           317         --        46          1,178
                                       ----------------------------------------------------------------------------

Communities Managed for Others               907        99           255         --       140             --
                                       ----------------------------------------------------------------------------
 Total Managed Communities                 1,839        98%         $286         --       186          1,178
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

                          RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED MARCH 31, 1999

Comparison of Three Months Ended March 31, 1999 to Three Months Ended March 31, 1998

Rental Property

Income from rental properties totaled $2,129,000 for the first quarter of 1999 compared to $1,341,000 for the same period in 1998. The increase was due to our acquisition of communities during 1998 and increases in net operating income from our communities.

Service Operations

During the first three months of 1999 and 1998, we earned $54,000 and $50,000 in property management income, respectively. Property management income increased because of an increase in the number of properties we manage for Commercial Assets and others. Amortization of management contracts decreased from $827,000 for the first quarter of 1998 to $689,000 for the first quarter of 1999 due to our acquisition in February 1998 of two communities which we previously managed. Fee revenue from managing Commercial Assets was $89,000 for the first quarter of 1999 compared to $3,000 for the same period in 1998 due to Commercial Assets' investments in communities beginning in August 1998.

Equity in Earnings of Commercial Assets

Income from our 27% interest in Commercial Assets for the three months ended March 31, 1999 was $295,000 compared to $268,000 for the same period in 1998.
Commercial Assets reported to us that the increase from 1998 is due to its redeployment of a portion of its cash resources into manufactured home communities beginning in August 1998.

General and Administrative Expenses

Our general and administrative expenses were $338,000 for the first three months of 1999 and were comparable to the same period in 1998.

Interest and Other Income

Interest and other income for the first quarter of 1999 was $53,000 compared to $383,000 for the same period in 1998. The decrease occurred because by June 1998, we had invested substantially all of our cash resources in manufactured home communities.

Interest Expense

Interest expense during the first quarter of 1999 was $941,000 as compared to $208,000 during the same period in 1998 due to borrowings during 1998 used to acquire manufactured home communities.

NOL and Capital Loss Carryovers

At March 31, 1999, our NOL carryover was approximately $95,000,000 and our capital loss carryover was approximately $20,000,000. Subject to some limitations, the NOL carryover may be used to offset all or a portion of our REIT income, and as a result, to reduce the amount of income that we must distribute to stockholders to maintain our status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire in 2000 and 2001.

Dividend Distributions

During the first quarter of 1999, we distributed $1,640,000 ($0.25 per share) to holders of common stock and OP Units. No distributions were made during the first quarter of 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, we had cash and cash equivalents of $2,140,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties, payments of dividends to stockholders and distributions made to limited partners in the Operating Partnership.

Our net cash provided by operating activities was $1,044,000 during the first quarter of 1999 compared to $833,000 during the same period in 1998. The increase was primarily a result of increased earnings before depreciation from the ownership and management of manufactured home communities due to acquisitions in 1998 and increases in net operating income from communities acquired in 1997.

During the first quarter of 1999, the net cash used by investing activities was $1,603,000, compared with the same period in 1998 in which $3,124,000 of net cash was used by investing activities. Investing activities in the first quarter of 1998 were primarily related to the acquisition of manufactured home communities, whereas investing activities in the first quarter of 1999 primarily consisted of additional investments in participating mortgages.

Net cash provided by financing activities was $1,273,000 during the first three months of 1999, compared with net cash used by financing activities of $94,000 for the same period in 1998. This difference is primarily due to long-term borrowings during the 1999 quarter.

We have a line of credit with a bank which matures in September 2000. The line of credit is secured by 1,015,674 shares of our Commercial Assets common stock. Advances under this line of credit bear interest at the 30-day LIBOR rate plus 1.75%. The line of credit is limited to the lesser of (1) $5,000,000, (2) 65% of the product of the trading price of Commercial Assets common stock times 1,015,674 or (3) 65% of the purchase price of certain unpledged real estate. As of March 31, 1999, the limit was $3,260,000 and $1,500,000 was outstanding on this line of credit.

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

For the three months ended March 31, 1999 and 1998, our FFO was (in thousands):

                                                                                       1999                 1998
                                                                                    ----------           ----------
  Income before minority interest in Operating Partnership                           $    652             $    688
  Real estate depreciation                                                                920                  393
  Amortization of management contracts                                                    689                  827
  Equity in Commercial Assets' adjustments for FFO                                         40                   --
                                                                                     --------             --------
  Funds From Operations (FFO)                                                        $  2,301             $  1,908
                                                                                     ========             ========

  Weighted average common shares and OP Units outstanding                               6,562                6,455
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

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk is through our various debt instruments and borrowings. The following is a list of these debt instruments and borrowing arrangements.

We have $33.8 million of fixed rate, non-recourse, secured long-term notes payable that mature in 2018 and 2019. The rates on these notes range from 6.5% to 6.86%. We do not have significant exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have a $2.55 million, 7.37%, non-recourse, partially amortizing, secured long-term note payable that matures in 2009. We do not have significant exposure to changing interest rates on this note as the rate is fixed and the balance due at maturity is only $2 million.

We have $10.1 million of non-recourse, secured long-term notes payable that mature in October 2000 with a principal payment at maturity of $9.4 million. The rates on these notes range from 7.5% to 8.25% and are fixed. We intend to refinance these notes during 1999 or 2000 with long-term, fully amortizing, fixed rate debt. While changes in interest rates would affect the cost of funds borrowed in the future to refinance the existing debt, we believe that the effect, if any, of near-term changes in interest rates on our financial position, results of operations or cash flows would not be material as the existing debt is fixed rate until October 2000.

We have $6.2 million of recourse, secured short-term financing that bears interest at the London Interbank Offered Rate ("LIBOR") plus 2.5%. We expect to refinance this debt with non-recourse, secured, fixed rate, long-term debt in 1999. We have loan commitments from a lender for amounts in excess of the existing loan amount for 20 year, fully amortized debt with a fixed rate of 6.75%. If such expected refinancing occurs, we would not have significant exposure to changing interest rates. If the loan is not refinanced with fixed rate, fully amortized debt, then changes in LIBOR would affect the cost of funds borrowed in the future.

We have a recourse, secured line of credit that bears interest at LIBOR plus 1.75%. As of March 31, 1999, the outstanding balance was $1.5 million. Accordingly, changes in LIBOR would affect the cost of funds borrowed in the future; however, its affect would not be material to our financial position, results of operations or cash flows.

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

                                                   ASSET INVESTORS CORPORATION
                                                   (Registrant)


Date:  May 7, 1999                                 By  /s/David M. Becker
                                                       -------------------------
                                                       David M. Becker
                                                       Chief Financial Officer