Form 10-Q
period 1999-06-30
ASSET INVESTORS CORP
filed 1999-08-03
CIK 804138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                          Commission file number 1-9360


                           ASSET INVESTORS CORPORATION
             (Exact name of registrant as specified in its charter)


                     Delaware                                84-1500244
          (State or other jurisdiction of                  (IRS Employer
          incorporation or organization)                Identification No.)

        3410 South Galena Street, Suite 210                    80231
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

As of July 31, 1999, 5,587,406 shares of common stock were outstanding.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                TABLE OF CONTENTS
                                                                            PAGE

PART I.  FINANCIAL INFORMATION:

       Item 1. Condensed Consolidated Financial Statements:

               Balance Sheets as of June 30, 1999 (unaudited)
               and December 31, 1998.........................................  1

               Statements of Income for the three and six months ended
               June 30, 1999 and 1998 (unaudited)............................  2

               Statements of Cash Flows for the six months ended
               June 30, 1999 and 1998 (unaudited)............................  3

               Notes to Financial Statements (unaudited).....................  4

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................... 12

PART II.  OTHER INFORMATION:

       Item 2. Changes in Securities......................................... 25

       Item 4. Submission of Matters to a Vote of Security Holders........... 25

       Item 6. Exhibits and Reports on Form 8-K.............................. 25



                                       (i)




                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                                                     June 30,          December 31,
                                                                                      1999                  1998
                                                                                      ----                  ----
                                                                                  (unaudited)
ASSETS
Real estate, net of accumulated depreciation of $5,222 and $3,378                  $     96,818          $    98,563
Investments in participating mortgages                                                   30,843               27,604
Cash and cash equivalents                                                                 2,501                1,426
Investment in Commercial Assets                                                          19,994               20,706
Other assets, net                                                                         8,722                9,927
                                                                                   ------------          -----------
       Total Assets                                                                $    158,878          $   158,226
                                                                                   ============          ===========

LIABILITIES
Secured long-term notes payable                                                    $     48,568          $    40,506
Secured short-term financing                                                              6,200               10,500
Accounts payable and accrued liabilities                                                  3,107                2,935
                                                                                   ------------          -----------
                                                                                         57,875               53,941
                                                                                   ------------          -----------

MINORITY INTEREST IN OPERATING PARTNERSHIP                                               15,529               25,649

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 15,000 and 0 shares
   authorized, respectively; no shares issued or outstanding                                 --                   --
Common stock, par value $.01 per share, 35,000 and 50,000 shares authorized; 5,586 and 5,016 shares issued; and 5,556 and 5,016
   shares outstanding, respectively                                                          56                   50
Additional paid-in capital                                                              238,787              229,948
Dividends in excess of accumulated earnings                                            (152,919)            (151,362)
Treasury stock, 30 and 0 shares at cost                                                    (450)                  --
                                                                                   ------------          -----------
                                                                                         85,474               78,636
                                                                                   ------------          -----------
       Total Liabilities and Stockholders' Equity                                  $    158,878          $   158,226
                                                                                   ============          ===========



            See Notes to Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                          Three Months                        Six Months
                                                         Ended June 30,                      Ended June 30,
                                                         --------------                      --------------
                                                     1999              1998              1999             1998
                                                     ----              ----              ----             ----
   Rental property operations
   Rental and other property revenues              $   3,695         $   2,108         $   7,253        $   3,852
   Interest on participating mortgages                   836               764             1,614            1,547
   Property operating expenses                        (1,363)             (807)           (2,650)          (1,600)
                                                   ---------         ---------         ---------        ---------
   Income from rental property operations
   before depreciation                                 3,168             2,065             6,217            3,799
   Depreciation                                         (924)             (495)           (1,844)            (888)
                                                   ---------         ---------         ---------        ---------
   Income from rental property operations              2,244             1,570             4,373            2,911
                                                   ---------         ---------         ---------        ---------

   Service operations
   Property management income, net                        50                33               104               83
   Commercial Assets management fees                     195                 7               284               10
   Amortization of management contracts                 (689)             (689)           (1,378)          (1,516)
                                                   ---------         ---------         ---------        ---------
   Loss from service operations                         (444)             (649)             (990)          (1,423)
                                                   ---------         ---------         ---------        ---------

   Equity in earnings of Commercial Assets               265               266               560              534
   General and administrative expenses                  (371)             (336)             (709)            (658)
   Interest and other income                              50               219               103              602
   Interest expense                                     (957)             (268)           (1,898)            (476)
                                                   ---------         ---------         ---------        ---------

   Income from operations                                787               802             1,439            1,490
   Income tax benefit                                    100                --               100               --
   Loss from early extinguishment of debt                (75)               --               (75)              --
                                                   ---------         ---------         ---------        ---------

   Income before minority interest in
     Operating Partnership                               812               802             1,464            1,490
   Minority interest in Operating Partnership           (125)             (175)             (235)            (318)
                                                   ---------         ---------         ---------        ---------

   Net income                                      $     687         $     627         $   1,229        $   1,172
                                                   =========         =========         =========        =========

   Basic and diluted earnings per share            $    0.12         $    0.12         $    0.22        $    0.23
                                                   =========         =========         =========        =========


   Weighted average common shares outstanding          5,567             5,115             5,510            5,112
   Weighted average common shares and common
     share equivalents outstanding                     5,573             5,142             5,514            5,142

   Dividends paid per share                        $    0.25         $    0.25         $    0.50        $    0.25
                                                   =========         =========         =========        =========




            See Notes to Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                                  Six Months
                                                                                                Ended June 30,
                                                                                                --------------
                                                                                           1999                1998
                                                                                           ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                          $   1,229             $  1,172
   Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and amortization                                                         3,311                2,404
     Minority interest in Operating Partnership                                              235                  318
     Equity in earnings of Commercial Assets                                                (456)                (534)
     Accrued interest on participating mortgages                                            (241)                (394)
     Increase in other assets                                                               (750)                (639)
     Increase in accounts payable and accrued liabilities                                     37                   47
                                                                                         -------             --------
       Net cash provided by operating activities                                           3,365                2,374
                                                                                         -------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of real estate                                                                   --              (25,556)
   Investments in participating mortgages, net                                            (2,998)              (2,012)
   Capital replacements                                                                     (127)                (175)
   Dividends from Commercial Assets                                                          718                  359
                                                                                       ---------             --------
     Net cash used in investing activities                                                (2,407)             (27,384)
                                                                                       ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of Common Stock dividends                                                      (2,786)              (1,279)
   Payment of distributions to minority interest in Operating Partnership                   (500)                (356)
   Proceeds from secured long-term notes payable                                          10,925                   --
   Principal paydowns on secured long-term notes payable                                  (2,863)                (221)
   Proceeds from secured short-term financing                                                 --                7,000
   Principal paydowns on secured short-term financing                                     (4,300)                  --
   Payment of loan costs                                                                    (386)                  --
   Proceeds from the issuance of Common Stock                                                 97                   35
   Stock issuance costs                                                                      (70)                  --
                                                                                       ----------            --------
     Net cash provided by financing activities                                               117                5,179
                                                                                       ---------             --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       1,075              (19,831)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,426               21,802
                                                                                       ---------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   2,501             $  1,971
                                                                                       =========             ========



            See Notes to Condensed Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.       The Company

Asset Investors Corporation ("AIC" and, together with its subsidiaries, the "Company") is a Delaware corporation that owns and operates manufactured home communities and has elected to be taxed as a real estate investment trust ("REIT"). Prior to May 25, 1999, AIC was a Maryland corporation. Effective May 25, 1999, AIC's stockholders approved its reincorporation in Delaware. AIC's Common Stock, par value $.01 per share ("Common Stock"), is listed on the New York Stock Exchange under the symbol "AIC." In May 1997, AIC contributed its net assets to Asset Investors Operating Partnership, L.P. (the "Operating Partnership") in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership's initial capital. AIC owns 85% of the Operating Partnership as of June 30, 1999. The Company also owns 27% of the common stock of Commercial Assets, Inc. ("CAX") and substantially all of the common stock of both AIC Manufactured Housing Corp. ("AICMHC") and Asset Investors Equity, Inc. ("AIE"). CAX is a publicly-traded REIT (American Stock Exchange, Inc.: CAX) formed by the Company in August 1993. AICMHC owns interests in manufactured home community management contracts and AIE manages CAX.

Prior to 1997, the Company owned debt interests in residential mortgage loan securitizations collateralized by pools of non-conforming (non-agency guaranteed) single-family mortgage loans ("non-agency MBS bonds"). In February 1997, the Company decided to restructure the Company's asset base and redeploy its assets in an attempt to both reduce risks associated with the Company's non-agency MBS bonds and maximize long-term, risk-adjusted returns to stockholders. In March 1997, under the first step of such plan, the Company contributed its portfolio of non-agency MBS bonds into an owner trust in a structured transaction in which the Company received $67,671,000 cash proceeds and retained a small equity interest. Subsequently, the Company has acquired interests in 22 manufactured home communities and two recreational vehicle parks with 4,470 developed homesites, 1,070 sites ready for homes, 1,490 sites available for future development and 180 recreational vehicle sites.

Prior to November 1997, the Company and CAX were managed by Financial Asset Management LLC ("FAM"). An investor group led by Terry Considine, Thomas L. Rhodes and Bruce D. Benson acquired FAM in September 1996. Mr. Considine is the Chairman and Chief Executive Officer of both the Company and CAX. Mr. Rhodes is Vice Chairman and Mr. Benson is a director of both the Company and CAX. In November 1997, the Company's stockholders approved the acquisition of the assets and operations of FAM in order to become a self-managed and self-administered REIT. The $11,692,000 purchase price was paid by issuing 676,700 limited partnership units of the Operating Partnership ("OP Units") plus up to 240,000 additional OP Units if certain performance goals, including investment and share price targets, were achieved by the Company within a specified time period. During the third quarter of 1998, the Company achieved the first set of performance goals by realizing annualized returns before depreciation in excess of 9% on its real estate investments for a period of six months. As a result of achieving these goals, the Company issued 120,000 OP Units and expensed $2,092,000 as additional cost of acquiring the management contract. The issuance of the remaining 120,000 OP Units was contingent upon the Company having a 90-day average per share price in excess of $20.00 by June 1999. The Company's average share price did not meet this requirement and the Company's commitment to issue these additional OP Units has expired.

B.       Presentation of Financial Statements

The Condensed Consolidated Financial Statements of the Company presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 1999, for the three and six month periods then ended and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. These financial statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications have been made in the 1998 Condensed Consolidated Financial Statements to conform to the classifications used in the current year. The effect of such reclassifications on amounts previously reported is immaterial.

C.       Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and all controlled subsidiaries. The minority interest in the Operating Partnership represents the OP Units which are convertible, at the option of the holder. When a holder elects to convert OP Units, the Company determines whether such OP Units will be converted into cash or shares of Common Stock. The holders of OP Units receive the same amount per OP Unit in distributions as the holders of Common Stock at the time of dividend distributions. As of June 30, 1999, 1,000,000 OP Units were outstanding. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in CAX is recorded under the equity method.

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

When conditions exist which indicate that the carrying amount of a property may be impaired, the Company will evaluate the recoverability of its net investment in the property by assessing current and future levels of income and cash flows. As of June 30, 1999, there has been no impairment of the Company's investment in rental properties.

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

Interest on participating mortgages is recorded based upon outstanding balances and interest rates per the terms of the mortgages. In addition, the Company evaluates the collectibility of any unpaid interest and provides reserves as necessary. As of June 30, 1999, there is a $149,000 reserve for uncollected interest on the participating mortgages.

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

At June 30, 1999, AIC's net operating loss ("NOL") carryover was approximately $95,000,000 and its capital loss carryover was approximately $20,000,000. The NOL carryover may be used to offset all or a portion of AIC's REIT income, and as a result, to reduce the amount that AIC must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009, and the capital loss carryover is scheduled to expire in 2000 and 2001.

Earnings Per Share

Basic earnings per share for the three and six months ended June 30, 1999 and 1998 are based upon the weighted-average number of shares of Common Stock outstanding during each such period. Diluted earnings per share reflect the effect of any dilutive, unexercised stock options in each such period.

Treasury Stock

The Company  owns 27% of CAX's common  stock.  During  1999,  CAX has  purchased
114,000 shares of the Company's Common Stock. Consequently, the Company has an interest in 30,000 shares of its Common Stock and has recorded this as treasury stock.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments with an initial maturity of three months or less are considered to be cash and cash equivalents. The Company made interest payments of $1,749,000 and $417,000 for the six months ended June 30, 1999 and 1998, respectively.

Non-cash operating, investing and financing activities for the six months ended June 30, 1999 and 1998 were (in thousands):


                                                                                            1999             1998
                                                                                          --------         --------
Issuance of OP Units for:
     Real estate acquisitions                                                            $     --         $  2,145
     Participating mortgages                                                                   --               17
Real estate acquired under earn-out agreements                                                 --               52
Receivables from minority interest in subsidiaries                                             --              319
Purchase of minority interest in subsidiaries by cancellation of receivables                  346               --
Conversion of OP Units into Common Stock                                                    9,536               --
Transfer of stock issue costs to additional paid in capital                                   868               --
Issuance of Common Stock for services                                                         150              120
Reclassification of investment in Commercial Assets to treasury stock                         450               --


D.       Real Estate

Real estate at June 30, 1999 and December 31, 1998, was (in thousands):


                                                                                June 30,            December 31,
                                                                                  1999                  1998
                                                                                  ----                  ----
Land                                                                            $  11,226             $  11,226
Land improvements and buildings                                                    90,387                90,268
Furniture and other equipment                                                         427                   447
                                                                                ---------             ---------
                                                                                  102,040               101,941
Less accumulated depreciation                                                      (5,222)               (3,378)
                                                                                ---------             ---------
Real estate, net                                                                $  96,818             $  98,563
                                                                                =========             =========

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities.

E.       Investments in Participating Mortgages

As of June 30, 1999, the Company has an $19,089,000 participating mortgage which bears 10% interest, matures in 2018 and is secured by a number of manufactured home communities. In addition, the Company receives additional interest up to 50% of the borrower's profit from such communities.

In addition, the Company has mortgage loans secured by two contiguous manufactured home communities and one recreational vehicle park in Arizona. The $5,398,000 first mortgage loan bears 10% interest. The $4,602,000 second mortgage loan accrues 15% interest and paid 9% interest through July 1998, with the pay rate increasing 1% annually for three years to a maximum of 12% per annum. The $882,000 third mortgage loan accrues 15% interest and is payable from any cash flows in excess of the above amounts. These loans mature in April 2001. The Company receives additional interest of 3% of gross revenues, increasing to 11% of gross revenues in the event of a refinancing of the debt on the communities, and 50% of net proceeds from a sale or refinancing of the communities.

As of June 30, 1999, the Company had investments in participating mortgages of $30,843,000 and income of $836,000 and $1,614,000 from these mortgages for the three and six months ended June 30, 1999.

F.       Investment in Commercial Assets

On June 30, 1999 and December 31, 1998, the Company owned 2,761,126 shares (approximately 27%) of the common stock of CAX. In November 1997, CAX sold or resecuritized its entire portfolio of commercial mortgage loan securitizations of multi-family real estate ("CMBS bonds") and temporarily invested the proceeds until it determined which type of real estate assets to invest in. During the third quarter of 1998, CAX announced that it plans to acquire manufactured home communities, and from August 1998 to June 1999, it has invested approximately $62,000,000 for interests in 11 communities.

Summarized financial information of CAX as reported by CAX is (in thousands):



Balance Sheets                                                                       June 30,            December 31,
                                                                                       1999                  1998
                                                                                       ----                  ----
Cash and cash equivalents                                                          $     1,092           $     3,292
Short-term investments                                                                  15,078                45,066
Real estate, net (including joint ventures)                                             52,627                13,908
Investments in participating mortgages                                                  10,381                 9,328
Other assets                                                                             9,025                 6,640
                                                                                   -----------           -----------
Total assets                                                                            88,203                78,234
Secured long-term notes payable                                                          9,619                    --
Secured short-term financing                                                               214                    --
Other liabilities                                                                        1,598                   980
Minority interest in subsidiaries                                                          615                    --
                                                                                   -----------           -----------
Stockholders' equity                                                               $    76,157           $    77,254
                                                                                   ===========           ===========



Statements of Income (unaudited)                   Three Months Ended June 30,           Six Months Ended June 30,
                                                   ---------------------------           -------------------------
                                                     1999                1998              1999              1998
                                                 ------------        ------------      -----------         --------
Income from rental property operations before
   depreciation                                   $     866           $      --          $  1,453          $     --
Depreciation                                           (232)                 --              (321)               --
                                                  ---------           ---------          --------          --------
Income from rental property operations                  634                  --             1,132                --

Interest and other income                               564               1,086             1,303             2,179
Interest expense                                        (58)                 --               (58)               --
General and administrative                             (140)                (88)             (273)             (174)
Management fees                                        (114)                (12)             (194)              (17)
                                                  ---------           ---------          --------          --------
Income from operations                                  886                 986             1,910             1,988
Acquisition fees                                       (152)                 --              (194)               --
                                                  ---------           ---------          --------          --------
Net income                                        $     734           $     986          $  1,716          $  1,988
                                                  =========           =========          ========          ========

G.       Secured Long-Term Notes Payable

The following table summarizes the Company's secured long-term notes payable, all of which are non-recourse to the Company (in thousands):


                                                                                    June 30,         December 31,
                                                                                     1999                1998
                                                                                ---------------     --------------
8.25% fixed rate notes maturing in October 2000                                   $   2,136           $   4,519
7.50% fixed rate notes maturing in October 2000                                       5,636               5,707
7.37% fixed rate note maturing in April 2009                                          2,541                  --
6.50% fixed rate notes maturing in December 2018                                     30,360              30,280
6.86% fixed rate notes maturing in March 2019                                         3,195                  --
7.04% fixed rate note maturing in June 2019                                           4,700                  --
                                                                                  ---------           ---------
                                                                                  $  48,568           $  40,506
                                                                                  =========           =========

In 1998, the Company entered into an interest rate lock agreement which was settled in September 1998. The Company realized a loss on the hedge of $802,000 which was deferred and is being amortized over the terms of the related notes payable as a charge to interest expense.

In June 1999, the Company repaid a $2,230,000 note payable and paid a prepayment penalty of $75,000. The penalty is recorded as a loss from early extinguishment of debt in the condensed consolidated statements of income.

Real estate assets which secure the long-term notes payable had a net book value of $83,988,000 at June 30, 1999. The Company has $150,000 in escrow for real estate taxes on the secured long-term notes payable at June 30, 1999.

H.       Secured Short-Term Financing

In September 1998, the Company executed a revolving line of credit with a bank that bears interest at the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum (6.99% at June 30, 1999). The line of credit is secured by 1,015,674 shares of the common stock of CAX held by the Company and matures in September 2000. The line of credit is limited to the lesser of (1) $5,000,000, (2) 65% of the product of the trading price of Commercial Assets common stock times 1,015,674 or (3) 65% of the purchase price of certain unpledged real estate. As of June 30, 1999, the limit was $3,840,000 and $0 was outstanding on this line of credit.

In December 1998, the Company borrowed $8,500,000 in short-term financing from a bank. The loan is secured by the Company's $10,000,000 of participating mortgages involving two communities and one recreational vehicle park in Arizona. The loan bears interest at LIBOR plus 2.5% (7.68% at June 30, 1999) and matured in June 1999. The Company repaid $2,300,000 in March 1999 with proceeds from secured long-term notes payable and extended the maturity date on the remaining $6,200,000 balance to April 2001.

I.       Commitments and Contingencies

In connection with a participating mortgage on a manufactured home community, the Company entered into an earn-out agreement with respect to unoccupied homesites. The Company advances an additional $17,000 pursuant to the participating mortgage for each newly occupied homesite either in the form of cash or 946 OP Units, as determined by the borrower. During the three and six months ended June 30, 1999 and 1998, the Company advanced cash and OP Units as follows (in thousands):


                                                   Three Months Ended June 30,            Six Months Ended June 30,
                                                   ---------------------------            -------------------------
                                                     1999                1998              1999               1998
                                                     ----                ----              ----               ----
Cash advances                                     $      99           $      17          $    182          $     17
OP Unit advances                                         --                  --                --                17
                                                  ---------           ---------          --------          --------
     Total                                        $      99           $      17          $    182          $     34
                                                  =========           =========          ========          ========

In connection with the acquisition of the assets and operations of its former manager in November 1997, the Company entered in an agreement to issue additional OP Units upon the achievement of certain performance goals by the Company. Under the terms of the agreement, the Company would have been required to issue an additional 120,000 OP Units if the Company's average stock price exceeded $20.00 per share for any 90-day period prior to June 17, 1999. Such average stock price was not achieved and the Company's commitment to issue the additional OP Units expired.

At June 30, 1999, there were 1,070 sites ready for homes and 1,490 sites available for future development in properties in which the Company has an interest. In connection with efforts to lease such sites, a sales corporation markets an inventory of homes located in the various properties to potential tenants. The Company's President owns 50% of the sales corporation. A portion of the cost of this home inventory was financed by the sales corporation with a line of credit guaranteed by the Company. As of June 30, 1999, $5,097,000 was outstanding under the line of credit. The terms of the line of credit require monthly payments of interest and payment of principal upon sale of the inventory. If the inventory is not sold within one year, monthly payments of principal are also required.

J.       Operating Segments

Investments in adult communities constitute substantially all of the Company's portfolio of manufactured home communities, and as such, management of the Company assesses the performance of the Company as one operating segment.

K.       Common Stock and Dividends

During the three and six months ended June 30, 1999, the Company paid $0.25 and $0.50 per share dividends on Common Stock and OP Units totaling $1,646,000 and $3,286,000, respectively. Dividends and distributions paid during the same periods in 1998 were $0.25 and $0.25 per share on Common Stock and OP Units totaling $1,635,000 and $1,635,000, respectively.

L.       Income Tax Benefit

In connection with the Company's restructuring of its former bond portfolio in 1997, a consolidated subsidiary incurred income taxes from such restructuring. These taxes were netted against the gain from the restructuring in 1997. The subsidiary recorded a loss for tax purposes during the three months ended June 30, 1999 and can carryback such tax loss for a refund of taxes incurred in 1997. Accordingly, the Company has recorded a $100,000 income tax benefit during the second quarter of 1999.

M.       Other Matters

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

The CAX Management Agreement has been extended through December 31, 1999. The Company earned management fees under the CAX Management Agreement (net of elimination for the Company's 27% ownership of CAX) as follows:


                             Three Months Ended June 30,           Six Months Ended June 30,
                             ---------------------------           -------------------------
                              1999                1998              1999               1998
                              ----                ----              ----               ----
Management fees            $ 195,000           $   7,000        $  284,000          $ 10,000


As of June 30, 1999, the net book value of the CAX Management Agreement was $2,753,000 and is included in other assets.

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

In this report, the words "the Company," "we," "our" and "us" refer to Asset Investors Corporation, a Delaware corporation, our predecessor, Asset Investors Corporation, a Maryland corporation and, where appropriate, our subsidiaries.

Business

Company Background

We have been a Delaware corporation since May 25, 1999. Prior to this, we were a Maryland corporation that was formed in 1986. We have elected to be treated for United States federal income tax purposes as a real estate investment trust or "REIT." We are a self-administered and self-managed company in the business of owning, acquiring, developing and managing manufactured home communities. As of June 30, 1999, we held interests as owner, ground lessee or mortgage lender (including participating mortgages) in 22 manufactured home communities and two recreational vehicle parks with a total of 4,470 developed homesites (sites with homes in place), 1,070 sites ready for homes, 1,490 sites available for future development and 180 recreational vehicle sites. In addition, we managed 15 communities for affiliates and third-party owners. Our shares of common stock are listed on the New York Stock Exchange under the symbol "AIC."

We primarily conduct our business through our subsidiary Asset Investors Operating Partnership and where appropriate, its other subsidiary companies (which we collectively refer to as the Operating Partnership). As of June 30, 1999, we owned 85% of the Operating Partnership. The Operating Partnership also owns 27% of the common stock of Commercial Assets, Inc., a publicly-traded REIT that is listed on the American Stock Exchange under the symbol "CAX." Commercial Assets is also engaged in the ownership, acquisition and development of manufactured home communities. In addition to acquiring and managing manufactured home communities for our own account, we also perform these services for Commercial Assets, for which Commercial Assets pays us a management fee.

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

Growth and Operating Strategies

We measure our economic profitability based on Funds From Operations ("FFO"), less an annual capital replacement reserve of at least $50 per developed homesite. We believe that FFO, less a capital replacement reserve, provides investors with an understanding of our ability to incur and service debt and to make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts (also known as NAREIT) defines FFO as net income
(loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in a manner consistent with NAREIT's definition. In our calculation we include adjustments for:

o the minority interest in the Operating Partnership owned by persons other than us;
o   costs we incurred in order to become self-managed;
o   amortization of management contracts; and
o income tax benefits related to transactions in prior years that were also excluded from FFO.

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

Our acquisition of interests in manufactured home communities takes many forms. In many cases we acquire fee title to the community. When a community has a significant number of unleased homesites, we seek a stable return from the community during the development and lease-up phase while also seeking to participate in future increased earnings after development is completed and the sites are leased. We seek to accomplish this goal by making loans to development companies in return for participating mortgages that are non-recourse to the borrowers and secured by the property. In general, our participating mortgages earn interest at fixed rates and, in addition, participate in the profits or revenues from the community. This profit participation right generally entitles us to 50% of the net income and cash flow generated by the community.

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

In order to allocate investments between us and Commercial Assets, the companies have agreed that Commercial Assets will invest at least $50 million of its cash resources in the acquisition of communities before we invest any further cash in the acquisition of communities. Thereafter, the companies will coordinate their investments. As of June 30, 1999, Commercial Assets had invested $62 million in communities. Accordingly, we now coordinate our acquisitions with Commercial Assets.

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

In the third quarter of 1998, Commercial Assets entered the manufactured home community business and began acquiring interests in manufactured home communities identified by us. As of June 30, 1999, Commercial Assets had acquired interests in 11 communities at a cost of $62 million. Commercial Assets paid us Base Fees, Acquisition Fees and Incentive Fees primarily due to Commercial Assets' investment in communities as follows:




                                                   Three Months Ended June 30,           Six Months Ended June 30,
                                                   ---------------------------           -------------------------
                                                     1999                1998              1999               1998
                                                     ----                ----              ----               ----
Base Fees                                        $   119,000          $  12,000        $   194,000         $ 17,000
Acquisition Fees                                     152,000                 --            194,000               --
Incentive Fees                                        (5,000)                --                 --               --
                                                 -----------          ---------        -----------         --------
                                                 $   266,000          $  12,000        $   388,000         $ 17,000
                                                 ===========          =========        ===========         ========


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

Expansion of Existing Communities

We will seek to increase the number of homesites and the amount of earnings generated from our existing portfolio of manufactured home communities through marketing campaigns aimed at increasing occupancy. We will also seek expansion through future acquisitions and expansion of the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. As of June 30, 1999, we held interests in 11 communities with 1,070 sites ready for homes and 1,490 sites available for future development.

Properties

The manufactured home communities in which we have interests are primarily located in Florida and Arizona and are concentrated in or around four metropolitan areas. We hold interests in these communities as owner, ground lessee or mortgage lender (including participating mortgages). The following table sets forth the states in which the communities in which we held an interest on June 30, 1999 are located:


                                                                        Number of Sites
                                           --------------------------------------------------------------------------
                                                                                 Available for
                         Number of                             Ready for            Future            Recreational
                        Communities          Developed           Homes            Development           Vehicles
                      ----------------     ---------------    -------------     ----------------     ----------------
Florida                       17                3,554              960                1,493                  --
Arizona                        4                  798              109                   --                 120
New Jersey                     1                   90               --                   --                  --
Pennsylvania                   1                   28               --                   --                  --
California                     1                   --               --                   --                  65
                             ---               ------           ------               ------                ----
   Total                      24                4,470            1,069                1,493                 185
                             ===               ======           ======               ======                ====



The following table sets forth information regarding each manufactured home community in which we held an interest and those manufactured home communities which we manage for others:





                                                                  Average
                                        Developed                 Monthly              Sites Ready  Sites Available
 Community             Location         Homesites   Occupancy(1)   Rent      RV Sites   for Homes   for Development
- -------------------------------------------------------------------------------------------------------------------
Owned Communities
Brentwood West        Mesa, AZ                  350        99%         $308         --        --             --
Cardinal Court        Largo, FL                 138        96           268         --        --             --
Caribbean Cove        Orlando, FL               255        99           277         --        31             --
Forest View           Homosassa, FL             189       100           235         --       122 (3)         --
Gulfstream Harbor     Orlando, FL               381        99           319         --         1            171
Gulfstream Harbor II  Orlando, FL               286       100           304         --        22             --
Marina Dunes          Marina, CA                 --        --            --         65        --             --
Mullica Woods         Egg Harbor City, NJ        90       100           449         --        --             --
Park Royale           Pinellas Park, FL         258        95           351         --        51 (3)         --
Pinewood              St. Petersburg, FL        220        97           289         --        --             --
Pleasant Living       Riverview, FL             245       100           266         --        --             --
Salem Farm            Bensalem, PA               28       100           408         --        --             --
Serendipity           Ft. Myers, FL             338        99           277         --        --             --
Stonebrook            Homosassa, FL             123        99           240         --        95 (3)         --
Sun Valley            Tarpon Springs, FL        261       100           339         --        --             --
Westwind I (2)        Dunedin, FL               195        99           336         --        --             --
Westwind II (2)       Dunedin, FL               189       100           346         --        --             --
                                       ----------------------------------------------------------------------------
    Subtotal                                  3,546        99           305         65       322            171
                                       ----------------------------------------------------------------------------

Participating Mortgage Communities (3)
Blue Heron Pines      Punta Gorda, FL           128        98           248         --       119            197
Blue Star             Apache Junction, AZ        30       100           216        120        --             --
Brentwood             Hudson, FL                 73        89           202         --        70             80
Lost Dutchman         Apache Junction, AZ       150       100           237         --       109             --
Savanna Club          Port St. Lucie, FL         31       100           165         --       270          1,045
Sun Lake              Grand Island, FL          244        94           253         --       179             --
Sun Valley            Apache Junction, AZ       268       100           237         --        --             --
                                       ----------------------------------------------------------------------------
    Subtotal                                    924        97           237        120       747          1,322
                                       ----------------------------------------------------------------------------
Total Communities                             4,470         99%        $291        185     1,069          1,493
                                       ============================================================================



                                                                  Average
                                        Developed                 Monthly              Sites Ready  Sites Available
 Community             Location         Homesites   Occupancy(1)   Rent      RV Sites   for Homes   for Development
- -------------------------------------------------------------------------------------------------------------------
Communities Managed for Commercial Assets
Cannery Village       Newport Beach, CA          --        --%      $    --         --        --             30
Casa Encanta          Mesa, AZ                  111        87           350         --        --             --
Cypress Greens        Lakeland, FL               85       100           190         --        22             --
Fiesta Village        Mesa, AZ                  175        98           273         --        --            206
La Casa Blanca        Apache Junction, AZ       198       100           150         --        --             --
La Casa Blanca East   Apache Junction, AZ       106       100           200         --       101             --
Lakeshore Villas      Tampa, FL                 290        96           323         --        --             --
Rancho Mirage         Apache Junction, AZ       312       100           175         --        --             --
Riverside             Ruskin, FL                221        99           401         --        23            837
Royal Palm            Haines City, FL           231        98           216         --        55            164
Savanna Club          Port St. Lucie, FL          7       100           165         --        19             --
Southern Palms        Mesa, AZ                   51       100           203         --        --             --
Sun Lake              Grand Island, FL           --        --            --         --         4             --
                                       ----------------------------------------------------------------------------
      Subtotal                                1,787        98           252         --       224          1,237
                                       ----------------------------------------------------------------------------

Communities Managed for Others                  586        99           223         --        85             --
                                       ----------------------------------------------------------------------------
Total Managed Communities                     2,373        98%       $  244         --       309          1,237
                                       ============================================================================

(1)   Excludes recreational vehicle sites, which are leased on a seasonal basis.
(2)   We are the ground lessee of these communities.
(3) We hold notes receivable secured by mortgages on these sites. The notes earn interest and participate in profits or revenues from the sites.

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

If we qualify for taxation as a REIT, we will generally not be subject to Federal corporate income tax on our net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that generally results from investment in a corporation. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax at regular corporate rates on our taxable income (including any applicable alternative minimum tax). We have a net operating loss ("NOL") carryover of approximately $95 million which may, subject to some restrictions and limitations, be used to offset taxable income in the event that we fail to qualify as a REIT. Additionally, even if we qualify as a REIT, we may be subject to certain state and local income and other taxes and to Federal income and excise taxes on our undistributed income.

                          RESULTS OF OPERATIONS FOR THE
                    THREE AND SIX MONTHS ENDED JUNE 30, 1999

Comparison of Six Months Ended June 30, 1999 to Six Months Ended June 30, 1998

Rental Property Operations

Income from rental property operations totaled $4,373,000 and $2,911,000 for the six months ended June 30, 1999 and 1998, respectively, an increase of 50%. The increase is primarily due to our acquisition of communities in 1998, increases in rents at our communities and additional investments in participating mortgages.

Service Operations

During the six months ended June 30, 1999 and 1998, we earned $104,000 and $83,000, respectively, in property management income. The increase is primarily due to an increase in the number of properties that we manage for Commercial Assets.

Fee revenue from managing Commercial Assets was $284,000 and $10,000 for the six months ended June 30, 1999 and 1998, respectively. The increase is due to Commercial Assets' investments in communities beginning in August 1998. We do not earn fees on cash and short-term investments held by Commercial Assets which is what Commercial Assets primarily held in the 1998 period.

Amortization of management contracts decreased from $1,516,000 for the first six months of 1998 to $1,378,000 for the same period in 1999 due to our acquisition in February 1998 of two communities which we previously managed.

Equity in Earnings of Commercial Assets

Income from our 27% interest in Commercial Assets for the six months ended June 30, 1999 and 1998 was $560,000 and $534,000, respectively. Commercial Assets reported to us that its income decreased primarily due to management fees paid to us. Due to our 27% interest in Commercial Assets, however, $104,000 of these management fees have been reported as equity in earnings of Commercial Assets in accordance with generally accepted accounting principles.

General and Administrative Expenses

Our general and administrative expenses were $709,000 and $658,000 for the six months ended June 30, 1999 and 1998, respectively, primarily due to increases in the number of personnel.

Interest and Other Income

During the six months ended June 30, 1999 and 1998, interest and other income was $103,000 and $602,000, respectively. The decrease occurred because prior to June 30, 1998, we had invested substantially all of our cash resources in manufactured home communities.

Interest Expense

During the six months ended June 30, 1999 and 1998, interest expense was $1,898,000 and $476,000, respectively. The increase was primarily due to borrowings used to acquire manufactured home communities after June 1998.

Income Tax Benefit

A subsidiary recorded a loss for tax purposes during the six months ended June 30, 1999. As a result, it can carry back such tax loss for a $100,000 refund of income taxes incurred by the subsidiary during 1997.

Loss from Early Extinguishment of Debt

During the six months ended June 30, 1999, we prepaid a $2.2 million note payable and paid a $75,000 prepayment penalty.

Comparison of Three Months Ended June 30, 1999 to Three Months Ended June 30,
1998

Rental Property Operations

Income from rental property operations totaled $2,244,000 and $1,570,000 for the three months ended June 30, 1999 and 1998, respectively, an increase of 43%. The increase is due to our acquisition of communities in 1998, increases in rents at our communities and additional investments in participating mortgages.

Service Operations

During the three months ended June 30, 1999 and 1998, we earned $50,000 and $33,000, respectively, in property management income. The increase is primarily due to an increase in the number of properties that we manage for Commercial Assets.

Fee revenue from managing Commercial Assets was $195,000 and $7,000 for the three months ended June 30, 1999 and 1998, respectively, due to Commercial Assets' investments in communities beginning in August 1998.

Amortization of management contracts was $689,000 for each of the three months ended June 30, 1999 and 1998.

Equity in Earnings of Commercial Assets

Income from our 27% interest in Commercial Assets for the three months ended June 30, 1999 and 1998 was $265,000 and $266,000, respectively. Commercial Assets reported to us that its income decreased primarily due to management fees paid to us. However, due to our 27% interest in Commercial Assets, $71,000 of these management fees have been reported as equity in earnings of Commercial Assets in accordance with generally accepted accounting principles.

General and Administrative Expenses

Our general and administrative expenses were $371,000 and $336,000 for the three months ended June 30, 1999 and 1998, respectively. The increase is primarily due to increases in the number of personnel.

Interest and Other Income

During the three months ended June 30, 1999 and 1998, interest and other income was $50,000 and $219,000, respectively. The decrease occurred because prior to June 30, 1998, we had invested substantially all of our cash resources in manufactured home communities.

Interest Expense

During the three months ended June 30, 1999 and 1998, interest expense was $957,000 and $268,000, respectively, primarily due to borrowings used to acquire manufactured home communities after June 1998.

Income Tax Benefit

A subsidiary recorded a loss for tax purposes during the three months ended June 30, 1999. As a result, it can carry back such tax loss for a $100,000 refund of income taxes incurred by the subsidiary during 1997.

Loss from Early Extinguishment of Debt

During the three months ended June 30, 1999, we prepaid a $2.2 million note payable and we paid a $75,000 prepayment penalty.

NOL and Capital Loss Carryovers

At June 30, 1999, our NOL carryover was approximately $95,000,000 and our capital loss carryover was approximately $20,000,000. Subject to some limitations, the NOL carryover may be used to offset all or a portion of our REIT income, and as a result, to reduce the amount of income that we must distribute to stockholders to maintain our status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire in 2000 and 2001.

Dividend Distributions

During the three and six months ended June 30, 1999, we distributed $1,646,000 ($0.25 per share) and $3,286,000 ($0.50 per share), respectively, to holders of common stock and OP Units. During the same periods in 1998, $1,635,000 ($0.25 per share) and $1,635,000 ($0.25 per share), respectively, was distributed as we made no distributions during the first quarter of 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, we had cash and cash equivalents of $2.5 million. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties, payments of dividends to stockholders and distributions made to limited partners in the Operating Partnership.

Our net cash provided by operating activities was $3.4 million during the six months ended June 30, 1999 compared to $2.4 million during the same period in 1998. The increase was primarily a result of:

o increased earnings before depreciation from manufactured home communities acquired in 1998,
o   increases in net operating income from communities acquired in 1997, and
o increased management fees from Commercial Assets due to its investments in manufactured home communities since August 1998.

During the six months ended June 30, 1999, the net cash used by investing activities was $2.4 million compared with $27.4 million for the same period in 1998. The decrease is primarily due to our investment of $25.6 million to acquire manufactured home communities during the 1998 period.

During the six months ended June 30, 1999, net cash provided by financing activities was $0.1 million compared with $5.2 million for the same period in 1998. The decrease is primarily due to borrowings incurred during the 1998 period to fund acquisitions of manufactured home communities while borrowings during the 1999 period in excess of the repayment of short-term financing was offset by increased dividends and distributions to stockholders and OP Unit holders in the Operating Partnership.

We have a line of credit with a bank which matures in September 2000. The line of credit is secured by 1,015,674 shares of our Commercial Assets common stock. Advances under this line of credit bear interest at the 30-day LIBOR rate plus 1.75%. The line of credit is limited to the lesser of (1) $5,000,000, (2) 65% of the product of the trading price of Commercial Assets common stock times 1,015,674 or (3) 65% of the purchase price of certain unpledged real estate. As of June 30, 1999, the borrowing limit was $3,840,000, all of which was available.

At June 30, 1998, the weighted-average interest rate on our secured, long-term notes payable was 6.8% with a weighted-average maturity of 11 years.

We expect to meet our long-term liquidity requirements through long-term, secured borrowings, the issuance of OP Units and other equity securities and cash generated by operations.

                              FUNDS FROM OPERATIONS

We measure our economic profitability based on FFO, less an annual capital replacement reserve of at least $50 per developed homesite. We believe that FFO, less a capital replacement reserve, provides investors with an understanding of our ability to incur and service debt and to make capital expenditures. The Board of Governors of NAREIT defines FFO as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in a manner consistent with NAREIT's definition. In our calculation we include adjustments for:

o the minority interest in the Operating Partnership owned by persons other than us,
o   costs we incurred in order to become self-managed,
o   amortization of management contracts, and
o income tax benefits related to transactions in prior years that were also excluded from FFO.

FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with generally accepted accounting principles, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs.

For the three and six months ended June 30, 1999 and 1998, our FFO was (in thousands):


                                                   Three Months Ended June 30,            Six Months Ended June 30,
                                                   ---------------------------            -------------------------
                                                     1999                1998              1999               1998
                                                     ----                ----              ----               ----
Income before minority interest in Operating
   Partnership                                    $     812           $     802          $  1,464          $  1,490
Real estate depreciation                                924                 495             1,844               888
Amortization of management contracts                    689                 689             1,378             1,516
Income tax benefit                                     (100)                 --              (100)               --
Loss from early extinguishment of debt                   75                  --                75                --
Equity in Commercial Assets' adjustments for FFO         66                  --               106                --
                                                  ---------           ---------          --------          --------
Funds From Operations (FFO)                       $   2,466           $   1,986          $  4,767          $  3,894
                                                  =========           =========          ========          ========

Weighted average common shares and OP Units
    outstanding                                       6,567               6,540             6,565             6,498
                                                  =========           =========          ========          ========


For the six months ended June 30, 1999 and 1998, net cash flows were as follows (in thousands):

                                                        Six Months Ended
                                                             June 30,
                                                             --------
                                                      1999               1998
                                                      ----               ----
Cash provided by operating activities               $  3,365          $  2,374
Cash used in investing activities                     (2,407)          (27,384)
Cash provided by financing activities                    117             5,179

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

We have $38.3 million of fixed rate, non-recourse, secured long-term notes payable that mature in 2018 and 2019. The rates on these notes range from 6.5% to 7.04%. We do not have significant exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have a $2.5 million, 7.37%, non-recourse, partially amortizing, secured long-term note payable that matures in 2009. We do not have significant exposure to changing interest rates on this note as the rate is fixed and the balance due at maturity is only $2 million.

We have $7.8 million of non-recourse, secured long-term notes payable that mature in October 2000 with a principal payment at maturity of $7.3 million. The rates on these notes range from 7.5% to 8.25% and are fixed. We intend to refinance these notes during 1999 or 2000 with long-term, fully amortizing, fixed rate debt. While changes in interest rates would affect the cost of funds borrowed in the future to refinance the existing debt, we believe that the effect, if any, of near-term changes in interest rates on our financial position, results of operations or cash flows would not be material as the existing debt is fixed rate until October 2000.

We have $6.2 million of recourse, secured short-term financing that bears interest at the London Interbank Offered Rate ("LIBOR") plus 2.5% and matures in April 2001. We expect to refinance this debt with non-recourse, secured, fixed rate, long-term debt during 1999 or 2000. We have loan commitments from a lender for amounts in excess of the existing loan amount for 20 year, fully amortized debt with a fixed rate of interest. If such refinancing occurs, we would not have significant exposure to changing interest rates. If the loan is not refinanced with fixed rate, fully amortized debt, then changes in LIBOR would affect the cost of funds borrowed in the future.

We have a $5.0 million recourse, secured line of credit that bears interest at LIBOR plus 1.75%. As of June 30, 1999, the outstanding balance was zero. Changes in LIBOR would affect the cost of funds borrowed in the future; however, its affect would not be material to our financial position, results of operations or cash flows.

                                     PART II
                                OTHER INFORMATION


Item 2.           CHANGES IN SECURITIES.

In connection with our reincorporation from Maryland to Delaware on May 25, 1999, we are authorized to issue up to 50 million shares of capital stock: 35 million shares designated as common stock and 15 million shares designated as preferred stock. The terms of the preferred stock may be determined by our Board of Directors. Currently, no shares of preferred stock have been issued. Prior to our reincorporation in Delaware, we were authorized to issue up to 50 million shares of its capital stock in designations of any quantity of common or preferred shares as determined by our Board of Directors.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our 1999 Annual Meeting of Stockholders was held on May 24, 1999. At the meeting, Messrs. Richard L. Robinson, Tim Schultz and William J. White were elected as Class I Directors to terms expiring in 2002. There were 5,123,195, 5,127,893 and 5,127,414 votes cast "for" the election of Messrs. Robinson, Schultz and White, respectively, and 102,847, 98,149 and 98,628 votes were withheld, respectively. In addition, the stockholders approved our reincorporation from Maryland to Delaware. Of the votes cast, 3,488,646 were cast "for" approval of the reincorporation and 84,680 were cast "against" approval of the reincorporation with 32,273 abstentions. In addition, 1,620,443 shares were not voted in connection with the reincorporation. Under Maryland law, all votes cast as abstentions and all unvoted shares constituted votes "against" approval of the reincorporation.

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits:

Exhibit No.     Description

     2.1 Agreement and Plan of Merger, dated as of March 15, 1999, between Asset Investors Corporation, a Maryland corporation and Asset Investors Corporation, a Delaware corporation (incorporated herein by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, dated May 26, 1999, Commission File No. 1-9360, filed on May 26, 1999).

     3.1 Amended and Restated Certificate of Incorporation of Asset Investors Corporation (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, dated May 26, 1999, Commission File No. 1-9360, filed on May 26,
                1999).

     3.2 Amended and Restated By-laws of Asset Investors Corporation (incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, dated May 26, 1999, Commission File No.
                1-9360, filed on May 26, 1999).

      27        Financial Data Schedule

           (b)  Reports on Form 8-K:

                The following Current Report on Form 8-K was filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q:

                Current Report on Form 8-K, dated May 26, 1999 reporting our reincorporation in Delaware.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   ASSET INVESTORS CORPORATION
                                  (Registrant)


Date:  August 3, 1999                              By  /s/David M. Becker
                                                       ------------------------
                                                       David M. Becker
                                                       Chief Financial Officer