Form 10-Q
period 1999-09-30
ASSET INVESTORS CORP
filed 1999-11-10
CIK 804138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

As of October 29, 1999, 5,632,569 shares of common stock were outstanding.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS
                                                                            PAGE

PART I.  FINANCIAL INFORMATION:

   Item 1. Condensed Consolidated Financial Statements:

      Balance Sheets as of September 30, 1999 (unaudited)
      and December 31, 1998.................................................   1

      Statements of Income for the three and nine months ended
      September 30, 1999 and 1998 (unaudited)...............................   2

      Statements of Cash Flows for the nine months ended
      September 30, 1999 and 1998 (unaudited)...............................   3

      Notes to Financial Statements (unaudited).............................   4

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  12

PART II.  OTHER INFORMATION:

   Item 6. Exhibits and Reports on Form 8-K.................................  25




                                       (i)



                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                   September 30,         December 31,
                                                                                      1999                   1998
                                                                                      ----                   ----
                                                                                  (unaudited)
ASSETS
Real estate, net of accumulated depreciation of $6,205 and $3,378                  $    109,543          $    98,563
Investments in participating mortgages                                                   20,622               27,604
Cash and cash equivalents                                                                 1,604                1,426
Investment in Commercial Assets                                                          19,741               20,706
Other assets, net                                                                         8,068                9,927
                                                                                   ------------          -----------
       Total Assets                                                                $    159,578          $   158,226
                                                                                   ============          ===========

LIABILITIES
Secured long-term notes payable                                                    $     54,456          $    40,506
Secured short-term financing                                                              1,000               10,500
Accounts payable and accrued liabilities                                                  4,060                2,935
                                                                                   ------------          -----------
                                                                                         59,516               53,941
                                                                                   ------------          -----------

MINORITY INTEREST IN OPERATING PARTNERSHIP                                               15,386               25,649

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 15,000 and 0 shares
   authorized, respectively; no shares issued or outstanding                                 --                   --
Common stock, par value $.01 per share, 35,000 and 50,000 shares authorized; 5,633 and 5,016 shares issued; and 5,572 and 5,016
   shares outstanding, respectively                                                          56                   50
Additional paid-in capital                                                              239,381              229,948
Notes receivable on common stock purchases                                                 (588)                  --
Dividends in excess of accumulated earnings                                            (153,723)            (151,362)
Treasury stock, 30 and 0 shares at cost                                                    (450)                  --
                                                                                   ------------          -----------
                                                                                         84,676               78,636
                                                                                   ------------          -----------
       Total Liabilities and Stockholders' Equity                                  $    159,578          $   158,226
                                                                                   ============          ===========


            See Notes to Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                          Three Months                        Nine Months
                                                       Ended September 30,                 Ended September 30,
                                                       -------------------                 -------------------
                                                     1999              1998              1999             1998
                                                     ----              ----              ----             ----
   Rental property operations
   Rental and other property revenues              $   3,822         $   3,280         $  11,075        $   7,132
   Interest on participating mortgages                   688               801             2,302            2,348
   Property operating expenses                        (1,341)           (1,212)           (3,991)          (2,812)
                                                   ---------         ---------         ---------        ---------
   Income from rental property operations
     before depreciation                               3,169             2,869             9,386            6,668
   Depreciation                                         (983)             (874)           (2,827)          (1,762)
                                                   ---------         ---------         ---------        ---------
   Income from rental property operations              2,186             1,995             6,559            4,906
                                                   ---------         ---------         ---------        ---------

   Service operations
   Property management income, net                        54                39               158              122
   Commercial Assets management fees                     134                65               418               75
   Amortization of management contracts                 (689)             (689)           (2,067)          (2,205)
                                                   ---------         ---------         ---------        ---------
   Loss from service operations                         (501)             (585)           (1,491)          (2,008)
                                                   ---------         ---------         ---------        ---------

   Equity in earnings of Commercial Assets               154               154               714              688
   General and administrative expenses                  (389)             (373)           (1,098)          (1,031)
   Interest and other income                             124                75               227              677
   Interest expense                                     (955)             (914)           (2,853)          (1,390)
                                                   ---------         ---------         ---------        ---------

   Income from operations                                619               352             2,058            1,842
   Cost incurred to acquire management
     contract                                             --            (2,092)               --           (2,092)
   Income tax benefit                                    150                --               250               --
   Loss from early extinguishment of debt                 --                --               (75)              --
   Reincorporation expenses                              (70)               --               (70)              --
                                                   ---------         ---------         ---------        ---------

   Income (loss) before minority interest in
     Operating Partnership                               699            (1,740)            2,163             (250)
   Minority interest in Operating Partnership           (106)              372              (341)              54
                                                   ---------         ---------         ---------        ---------

   Net income (loss)                               $     593         $  (1,368)        $   1,822        $    (196)
                                                   =========         =========         =========        =========

   Basic and diluted earnings per share            $    0.11         $   (0.27)        $    0.33        $   (0.04)
                                                   =========         =========         =========        =========


   Weighted average common shares outstanding
                                                       5,559             5,123             5,527            5,116
   Weighted average common shares and common
     share equivalents outstanding                     5,563             5,123             5,534            5,116

   Dividends paid per share                        $    0.25         $    0.25         $    0.75        $    0.50
                                                   =========         =========         =========        =========


            See Notes to Condensed Consolidated Financial Statements.



                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                  Nine Months
                                                                                              Ended September 30,
                                                                                              -------------------
                                                                                           1999                1998
                                                                                           ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                          $   1,822             $   (196)
   Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and amortization                                                         5,021                3,967
     Minority interest in Operating Partnership                                              341                  (54)
     Equity in earnings of Commercial Assets                                                (561)                (659)
     Accrued interest on participating mortgages                                            (611)                (601)
     Cost incurred to acquire management contract                                             --                2,073
     Increase in other assets                                                             (1,234)                (941)
     Increase in accounts payable and accrued liabilities                                    311                  997
                                                                                         -------             --------
       Net cash provided by operating activities                                           5,089                4,586
                                                                                         -------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of real estate                                                                 (858)             (58,058)
   Investments in participating mortgages, net                                            (4,215)              (3,042)
   Capital replacements                                                                     (198)                (207)
   Dividends from Commercial Assets                                                        1,077                  718
                                                                                       ---------             --------
     Net cash used in investing activities                                                (4,194)             (60,589)
                                                                                       ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of Common Stock dividends                                                      (4,183)              (2,562)
   Payment of distributions to minority interest in Operating Partnership                   (750)                (713)
   Proceeds from secured long-term notes payable                                          10,925                   --
   Principal paydowns on secured long-term notes payable                                  (3,175)                (335)
   Proceeds from secured short-term financing                                                 --               39,770
   Principal paydowns on secured short-term financing                                     (3,300)                  --
   Collections of notes receivable                                                           133                   --
   Payment of loan costs                                                                    (400)              (1,219)
   Proceeds from the issuance of Common Stock                                                103                   35
   Stock issuance costs                                                                      (70)                  --
   Repurchase of Common Stock                                                                 --                 (597)
                                                                                       ---------             --------
     Net cash provided by (used in) financing activities                                    (717)              34,379
                                                                                       ---------             --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         178              (21,624)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,426               21,802
                                                                                       ---------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   1,604             $    178
                                                                                       =========             ========



            See Notes to Condensed Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.       A.  The Company

Asset Investors Corporation ("AIC" and, together with its subsidiaries, the "Company") is a Delaware corporation that owns and operates manufactured home communities and has elected to be taxed as a real estate investment trust ("REIT"). Prior to May 25, 1999, AIC was a Maryland corporation. Effective May 25, 1999, AIC's stockholders approved its reincorporation in Delaware. AIC's common stock, par value $.01 per share ("Common Stock"), is listed on the New York Stock Exchange under the symbol "AIC." In May 1997, AIC contributed its net assets to Asset Investors Operating Partnership, L.P. (the "Operating Partnership") in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership's initial capital. AIC owns 85% of the Operating Partnership as of September 30, 1999. The Company also owns 27% of the common stock of Commercial Assets, Inc. ("Commercial Assets") and substantially all of the common stock of both AIC Manufactured Housing Corp. ("AICMHC") and Asset Investors Equity, Inc. ("AIE"). Commercial Assets is a publicly-traded REIT (American Stock Exchange, Inc.: CAX) formed by the Company in August 1993. AICMHC owns interests in manufactured home community management contracts and AIE manages Commercial Assets.

Prior to 1997, the Company owned debt interests in residential mortgage loan securitizations collateralized by pools of non-conforming (non-agency guaranteed) single-family mortgage loans ("non-agency MBS bonds"). In February 1997, the Company decided to restructure the Company's asset base and redeploy its assets in an attempt to both reduce risks associated with the Company's non-agency MBS bonds and maximize long-term, risk-adjusted returns to stockholders. In 1997, the Company received $67,671,000 cash proceeds from the restructuring of the non-agency MBS bonds and has invested these proceeds in manufactured home communities.

Prior to November 1997, the Company and Commercial Assets were managed by Financial Asset Management LLC ("FAM"). An investor group led by Terry Considine, Thomas L. Rhodes and Bruce D. Benson acquired FAM in September 1996. Mr. Considine is the Chairman and Chief Executive Officer of both the Company and Commercial Assets. Mr. Rhodes is Vice Chairman and Mr. Benson is a director of both the Company and Commercial Assets. In November 1997, the Company's stockholders approved the acquisition of the assets and operations of FAM in order to become a self-managed and self-administered REIT. The $11,692,000 purchase price was paid by issuing 676,700 limited partnership units of the Operating Partnership ("OP Units") plus up to 240,000 additional OP Units if certain performance goals, including investment and share price targets, were achieved by the Company within a specified time period. During the third quarter of 1998, the Company achieved the first set of performance goals by realizing annualized returns before depreciation in excess of 9% on its real estate investments for a period of six months. As a result of achieving these goals, the Company issued 120,000 OP Units and expensed $2,092,000 as additional cost of acquiring the management contract. The issuance of the remaining 120,000 OP Units was contingent upon the Company having a 90-day average per share price in excess of $20.00 by June 1999. The Company's average share price did not meet this requirement and the Company's commitment to issue these additional OP Units has expired.

B.       Merger with Commercial Assets

The Company and Commercial Assets have agreed to merge, subject to approval by a majority of the outstanding shares of both companies. The Company will issue
0.4075 shares of its Common Stock for each outstanding share of Commercial Assets' common stock.

C.       Presentation of Financial Statements

The Condensed Consolidated Financial Statements of the Company presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1999, for the three and nine month periods then ended and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles
("GAAP") in a full set of financial statements. These financial statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications have been made in the 1998 Condensed Consolidated Financial Statements to conform to the classifications used in the current year. The effect of such reclassifications on amounts previously reported is immaterial.

D.       Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and all controlled subsidiaries. The minority interest in the Operating Partnership represents the OP Units which are convertible, at the option of the holder. When a holder elects to convert OP Units, the Company determines whether such OP Units will be converted into cash or shares of Common Stock. The holders of OP Units receive the same amount per OP Unit in distributions as the holders of Common Stock at the time of dividend distributions. As of September 30, 1999, 1,000,000 OP Units were outstanding. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in Commercial Assets is recorded under the equity method.

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

As of September 30, 1999, there has been no impairment of the Company's investment in rental properties.

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

Interest on participating mortgages is recorded based upon outstanding balances and interest rates per the terms of the mortgages. In addition, the Company evaluates the collectibility of any unpaid interest and provides reserves as necessary. As of September 30, 1999, there is a $149,000 reserve for uncollected interest on the participating mortgages.

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

At September 30, 1999, AIC's net operating loss ("NOL") carryover was approximately $95,000,000 and its capital loss carryover was approximately $20,000,000. The NOL carryover may be used to offset all or a portion of AIC's REIT income, and as a result, to reduce the amount that AIC must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009, and the capital loss carryover is scheduled to expire in 2000 and 2001.

Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 1999 and 1998 are based upon the weighted-average number of shares of Common Stock outstanding during each such period. Diluted earnings per share reflect the effect of any dilutive, unexercised stock options in each such period.

Capitalized Interest

Interest is capitalized on development projects during periods of construction or development.

Treasury Stock

The Company owns 27% of Commercial Assets' common stock. During 1999, Commercial Assets has purchased 114,000 shares of the Company's Common Stock. Consequently, the Company has an interest in 30,000 shares of its Common Stock and has recorded this as treasury stock.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments with an initial maturity of three months or less are considered to be cash and cash equivalents. The Company made interest payments of $2,696,000 and $1,262,000 for the nine months ended September 30, 1999 and 1998, respectively.

Non-cash operating, investing and financing activities for the nine months ended September 30, 1999 and 1998 were (in thousands):


                                                                                          1999              1998
                                                                                          ----              ----
Issuance of Common Stock for:
     Conversion of OP Units                                                            $  9,536          $     --
     Services                                                                               150               120
     Notes receivable                                                                       588               278
Investments in participating mortgages:
     For other assets                                                                       165                --
     By issuance of OP Units                                                                 --                17
Real estate acquired:
     By cancellation of participating mortgages                                          12,780                --
     From earn-out agreements                                                                --                52
     For issuance of OP Units                                                                --             2,145
Receivables from minority interest in subsidiaries                                           --               319
Purchase of minority interest in subsidiaries by cancellation of receivables                346                --
Transfer of stock issue costs to additional paid in capital                                 868                --
Reclassification of investment in Commercial Assets to treasury stock                       450                --
Short-term financing extended to long-term debt                                           6,200                --



E.       Real Estate

Real estate at September 30, 1999 and December 31, 1998, was (in thousands):


                                                                               September 30,        December 31,
                                                                                  1999                  1998
                                                                                  ----                  ----
Land                                                                            $   13,260            $  11,226
Land improvements and buildings                                                    102,056               90,268
Furniture and other equipment                                                          432                  447
                                                                                ----------            ---------
                                                                                   115,748              101,941
Less accumulated depreciation                                                       (6,205)              (3,378)
                                                                                ----------            ---------
Real estate, net                                                                $  109,543            $  98,563
                                                                                ==========            =========


Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities.

F.       Investments in Participating Mortgages

The Company had mortgage loans totaling $11,326,000 secured by two contiguous manufactured home communities and one recreational vehicle park in Arizona. The loans had interest rates ranging from 10% to 15% and were scheduled to mature in April 2001. The Company received additional interest of 3% of gross revenues, increasing to 11% of gross revenues in the event of a refinancing of the debt on the communities, and 50% of net proceeds from a sale or refinancing of the communities. In August 1999, the Company purchased the two manufactured home communities and the recreational vehicle park in exchange for the cancellation of the three loans plus the payment of $858,000.

The Company also has a participating mortgage which bears 10% interest, matures in 2018 and is secured by a number of manufactured home communities. In addition, the Company receives additional interest up to 50% of the borrower's profits and net sales proceeds from such communities.

As of September 30, 1999, the Company had investments in participating mortgages of $20,622,000 and income of $688,000 and $2,302,000 from these participating mortgages for the three and nine months ended September 30, 1999.

G.       Investment in Commercial Assets

On September 30, 1999 and December 31, 1998, the Company owned 2,761,126 shares (approximately 27%) of the common stock of Commercial Assets. In November 1997, Commercial Assets sold or resecuritized its entire portfolio of commercial mortgage loan securitizations of multi-family real estate ("CMBS bonds") and temporarily invested the proceeds until it determined which type of real estate assets to invest in. During the third quarter of 1998, Commercial Assets announced that it plans to acquire manufactured home communities, and from August 1998 to September 1999, it has invested approximately $65,000,000 for interests in 11 communities.

Summarized financial information of Commercial Assets as reported by Commercial Assets is (in thousands):



Balance Sheets                                                                     September 30,       December 31,
                                                                                       1999                1998
                                                                                       ----                ----
Cash and cash equivalents                                                          $     5,076           $     3,292
Short-term investments                                                                  13,334                45,066
Real estate, net (including joint ventures)                                             64,557                13,908
Investments in participating mortgages                                                   1,951                 9,328
Other assets                                                                            11,035                 6,640
                                                                                   -----------           -----------
Total assets                                                                            95,953                78,234
Secured long-term notes payable                                                         18,128                    --
Secured short-term financing                                                               212                    --
Other liabilities                                                                        1,966                   980
Minority interest in subsidiaries                                                          615                    --
                                                                                   -----------           -----------
Stockholders' equity                                                               $    75,032           $    77,254
                                                                                   ===========           ===========






Statements of Income (unaudited)                        Three Months Ended                   Nine Months Ended
                                                           September 30,                        September 30,
                                                 --------------------------------      ---------------------------
                                                     1999                1998              1999               1998
                                                 ------------        ------------      -----------         -------
Income from rental property operations before
   depreciation                                   $     972           $     151          $  2,425          $    151
Depreciation                                           (465)                 (4)             (786)               (4)
                                                  ---------           ---------          --------          --------
Income from rental property operations                  507                 147             1,639               147

Interest and other income                               397               1,052             1,700             3,231
Interest expense                                        (61)                 --              (119)               --
General and administrative                             (131)               (129)             (404)             (303)
Management fees                                        (181)                (23)             (375)              (40)
                                                  ---------           ---------          --------          --------
Income from operations                                  531               1,047             2,441             3,035
Acquisition fees                                         (3)                (61)             (197)              (61)
Nonrecurring expenses                                  (120)               (500)             (120)             (500)
                                                  ---------           ---------          --------          --------
Net income                                        $     408           $     486          $  2,124          $  2,474
                                                  =========           =========          ========          ========


H.       Secured Short-Term Financing

The Company has a revolving line of credit with a bank that bears interest at the 30-day London Interbank Offered Rate ("LIBOR") plus 1.75% per annum (7.15% at September 30, 1999). The line of credit is secured by 1,015,674 shares of the common stock of Commercial Assets held by the Company and matures in September 2000. The line of credit is limited to the lesser of (1) $5,000,000, (2) 65% of the product of the trading price of Commercial Assets common stock times 1,015,674 or (3) 65% of the purchase price of certain unpledged real estate. As of September 30, 1999, the limit was $3,425,000 and $1,000,000 was outstanding on this line of credit.

I. Secured Long-Term Notes Payable

The following table summarizes the Company's secured long-term notes payable (in thousands):


                                                                                September 30,        December 31,
                                                                                     1999                1998
                                                                                -------------        ------------
Fixed rate,  ranging from 6.50% to 7.04%,  fully amortizing,  non-recourse notes
    maturing at various dates from December 2018 through June 2019                $  38,023           $  30,280
Fixed rate, ranging from 7.37% to 8.25%, non-amortizing notes maturing at
    various dates from October 2000 through April 2009                               10,233              10,226
Floating rate equal to LIBOR plus 2.5% (7.88% at September 30, 1999),
    non-amortizing, recourse note maturing in April 2001                              6,200                  --
                                                                                  ---------           ---------
                                                                                  $  54,456           $  40,506
                                                                                  =========           =========

In 1998, the Company entered into an interest rate lock agreement which was settled in September 1998. The Company realized a loss on the hedge of $802,000 which was deferred and is being amortized over the terms of the related notes payable as a charge to interest expense.

In June 1999, the Company repaid a $2,230,000 note payable and paid a prepayment penalty of $75,000. The penalty is recorded as a loss from early extinguishment of debt.

Real estate assets which secure the long-term notes payable had a net book value of $96,844,000 at September 30, 1999. The Company has $226,000 in escrow for real estate taxes on secured long-term notes payable at September 30, 1999.

J.       Commitments and Contingencies

In connection with a participating mortgage on a manufactured home community, the Company entered into an earn-out agreement with respect to unoccupied homesites. The Company advances an additional $17,000 pursuant to the participating mortgage for each newly occupied homesite either in the form of cash or 946 OP Units, as determined by the borrower. During the three and nine months ended September 30, 1999 and 1998, the Company advanced cash and OP Units as follows (in thousands):


                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                         September 30,
                                                 --------------------------------      ------------------------------
                                                     1999                1998              1999               1998
                                                 ------------        ------------      -----------         ----------
Cash advances                                     $      50           $      17          $    232          $     33
OP Unit advances                                         --                  --                --                17
                                                  ---------           ---------          --------          --------
     Total                                        $      50           $      17          $    232          $     50
                                                  =========           =========          ========          ========


At September 30, 1999, there were 2,540 undeveloped homesites in properties in which the Company has an interest. In connection with efforts to lease such sites, a sales corporation markets an inventory of homes located in the various properties to potential tenants. The Company's President owns 50% of the sales corporation. A portion of the cost of this home inventory was financed by the sales corporation with a line of credit guaranteed by the Company. As of September 30, 1999, $5,132,000 was outstanding under the line of credit. The terms of the line of credit require monthly payments of interest and payment of principal upon sale of the inventory. If the inventory is not sold within one year, monthly payments of principal are also required.

K.       Operating Segments

Investments in adult communities constitute substantially all of the Company's portfolio of manufactured home communities, and as such, management of the Company assesses the performance of the Company as one operating segment.

L.       Common Stock and Dividends

During the three and nine months ended September 30, 1999, certain directors and executive officers (or entities affiliated with them) exercised options to purchase 46,000 shares of Common Stock by issuing notes receivable totaling $588,000. The notes accrue interest at 7.5% and mature in 2009. At September 30, 1999, $403,000 of the notes were nonrecourse and $185,000 were recourse to the respective directors or executive officers.

During the three and nine months ended September 30, 1999, the Company paid $0.25 and $0.75 per share dividends on Common Stock and OP Units totaling $1,647,000 and $4,933,000, respectively. Dividends and distributions paid during the same periods in 1998 were $0.25 and $0.50 per share on Common Stock and OP Units totaling $1,640,000 and $3,276,000, respectively.

M.       Income Tax Benefit

In connection with the Company's restructuring of its former bond portfolio in 1997, a consolidated subsidiary incurred income taxes from such restructuring. These taxes were netted against the gain from the restructuring in 1997. The subsidiary recorded a loss for tax purposes during the three and nine months ended September 30, 1999 and can carryback $250,000 of such tax loss for a refund of taxes incurred in 1997. Accordingly, the Company has recorded an income tax benefit of $250,000.

N.       Other Matters

Prior to November 1997, a former manager provided all personnel and related overhead necessary to conduct the Company's activities in exchange for various fees provided for in a management agreement (the "AIC Management Agreement"). In November 1997, the Company's stockholders approved the purchase of the manager's assets and operations for $11,692,000 in connection with the Company becoming a self-managed and self-administered REIT. The initial purchase price and related costs were allocated $6,553,000 to the AIC Management Agreement and $5,936,000 to a management agreement pursuant to which the Company manages Commercial Assets (the "Commercial Assets Management Agreement"). The Company expensed the amount allocated to the AIC Management Agreement in 1997 and is amortizing the cost of the Commercial Assets Management Agreement over three years. In addition to the initial purchase price, FAM received 120,000 additional OP Units in August 1998 because the Company had annualized returns before depreciation in excess of 9% on certain of its real estate investments. These OP Units were valued at $2,073,000 and expensed in August 1998.

The Commercial Assets Management Agreement has been extended through December 31, 1999. The Company earned management fees under the Commercial Assets Management Agreement (net of elimination for the Company's 27% ownership of Commercial Assets) as follows:



                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                         September 30,
                                                 --------------------------------      -----------------------------
                                                     1999                1998              1999               1998
                                                 ------------        ------------      -----------         ---------
Management fees                                   $ 134,000           $  65,000        $  418,000          $ 75,000


As of September 30, 1999, the net book value of the Commercial Assets Management Agreement was $2,259,000 and is included in other assets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this report and our other filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as well as information communicated orally or in writing between the dates of these SEC filings, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include projections of our cash flow, dividends and anticipated returns on real estate investments. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of homesites; competition; the availability of real estate assets at prices which meet our investment criteria; our ability to reduce expense levels, implement rent increases, use leverage and other risks set forth in our SEC filings.

In this report, the words "the Company," "we," "our" and "us" refer to Asset Investors Corporation, a Delaware corporation, our predecessor, Asset Investors Corporation, a Maryland corporation and, where appropriate, our subsidiaries.

Business

Company Background

We have been a Delaware corporation since May 25, 1999. Prior to this, we were a Maryland corporation that was formed in 1986. We have elected to be treated for United States federal income tax purposes as a real estate investment trust or "REIT." We are a self-administered and self-managed company in the business of owning, acquiring, developing and managing manufactured home communities. As of September 30, 1999, we held interests as owner, ground lessee or mortgage lender, including participating mortgages, in 22 manufactured home communities and two recreational vehicle parks with a total of:

o        4,490 developed homesites (sites with homes in place);
o        2,540 undeveloped homesites; and
o        180 recreational vehicle sites.

In addition, we manage 15 communities for affiliates and third-party owners. Our shares of common stock are listed on the New York Stock Exchange under the symbol "AIC."

We primarily conduct our business through our subsidiary Asset Investors Operating Partnership and where appropriate, its other subsidiary companies, which we collectively refer to as the Operating Partnership. As of September 30, 1999, we owned 85% of the Operating Partnership. The Operating Partnership also owns 27% of the common stock of Commercial Assets, Inc., a publicly-traded REIT that is listed on the American Stock Exchange under the symbol "CAX." Commercial Assets is also engaged in the ownership, acquisition and development of manufactured home communities. In addition to acquiring and managing manufactured home communities for our own account, we also perform these services for Commercial Assets, for which Commercial Assets pays us a management fee.

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

Growth and Operating Strategies

We measure our economic profitability based on Funds From Operations or "FFO", less an annual capital replacement reserve of at least $50 per developed homesite. We believe that FFO, less a capital replacement reserve, provides investors with an understanding of our ability to incur and service debt and to make capital expenditures. The Board of Governors of the National Association of Real Estate Investment Trusts, also known as NAREIT, defines FFO as net income or loss, computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, excluding amortization of financing costs, and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in a manner consistent with NAREIT's definition. In our calculation we include adjustments for:

o the minority interest in the Operating Partnership owned by persons other than us;
o    costs we incurred in order to become self-managed;
o    amortization of management contracts; and
o    nonrecurring income, net.

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

In order to allocate investments between us and Commercial Assets, the companies have agreed that Commercial Assets will invest at least $50 million of its cash resources in the acquisition of communities before we invest any further cash in the acquisition of communities. Thereafter, the companies will coordinate their investments. As of September 30, 1999, Commercial Assets had invested approximately $65 million in communities. Accordingly, we now coordinate our acquisitions with Commercial Assets on a case-by-case basis.

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

In the third quarter of 1998, Commercial Assets entered the manufactured home community business and began acquiring interests in manufactured home communities identified by us. As of September 30, 1999, Commercial Assets had acquired interests in 11 communities at a cost of approximately $65 million. Commercial Assets paid us Base Fees, Acquisition Fees and Incentive Fees primarily due to Commercial Assets' investment in communities as follows:



                                                        Three Months Ended                      Nine Months Ended
                                                           September 30,                         September 30,
                                                           -------------                         -------------
                                                     1999                1998              1999               1998
                                                 ------------        ------------      -----------         ----------
Base Fees                                        $   181,000          $  23,000        $   375,000         $  40,000
Acquisition Fees                                       3,000             61,000            197,000            61,000
Incentive Fees                                            --                 --                 --                --
                                                 -----------          ---------        -----------         ---------
                                                 $   184,000          $  84,000        $   572,000         $ 101,000
                                                 ===========          =========        ===========         =========



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

Expansion of Existing Communities

We will seek to increase the number of homesites and the amount of earnings generated from our existing portfolio of manufactured home communities through marketing campaigns aimed at increasing occupancy. We will also seek expansion through future acquisitions and expansion of the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. As of September 30, 1999, we held interests in 24 communities with 2,540 undeveloped homesites.

Properties

The manufactured home communities in which we have interests are primarily located in Florida and Arizona and are concentrated in or around four metropolitan areas. We hold interests in these communities as owner, ground lessee or mortgage lender, including participating mortgages. The following table sets forth the states in which the communities in which we held an interest on September 30, 1999 are located:


                                                                              Number of Sites
                                                       --------------------------------------------------------------
                                   Number of                                                          Recreational
                                  Communities             Developed             Undeveloped             Vehicles
                                -----------------      -----------------      -----------------      ----------------
Florida                                17                    3,579                   2,428                   --
Arizona                                 4                      794                     108                  122
New Jersey                              1                       90                      --                   --
Pennsylvania                            1                       28                      --                   --
California                              1                       --                      --                   65
                                      ---                   ------                 -------                 ----
   Total                               24                    4,491                   2,536                  187
                                      ===                   ======                 =======                 ====


The following table sets forth information regarding each manufactured home community in which we held an interest and those manufactured home communities which we manage for others:



                                                                                 Average
                                                     Developed                   Monthly              Undeveloped
   Community                     Location            Homesites    Occupancy (1)    Rent     RV Sites     Sites
-----------------------------------------------------------------------------------------------------------------
Owned Communities
  Blue Star                  Apache Junction, AZ         29          100%          $227        122        --
  Brentwood West             Mesa, AZ                   350          100            306         --        --
  Cardinal Court             Largo, FL                  138           96            268         --        --
  Caribbean Cove             Orlando, FL                255           99            280         --        31
  Forest View                Homosassa, FL              191          100            235         --       120 (3)
  Gulfstream Harbor          Orlando, FL                381           99            323         --       172
  Gulfstream Harbor II       Orlando, FL                287          100            310         --        21
  Lost Dutchman              Apache Junction, AZ        151          100            246         --       108
  Marina Dunes               Marina, CA                  --           --             --         65        --
  Mullica Woods              Egg Harbor City, NJ         90          100            459         --        --
  Park Royale                Pinellas Park, FL          258           95            351         --        51 (3)
  Pinewood                   St. Petersburg, FL         220           96            289         --        --
  Pleasant Living            Riverview, FL              245          100            278         --        --
  Salem Farm                 Bensalem, PA                28          100            412         --        --
  Serendipity                Ft. Myers, FL              338           99            277         --        --
  Stonebrook                 Homosassa, FL              123           99            249         --        95 (3)
  Sun Valley                 Apache Junction, AZ        264          100            247         --        --
  Sun Valley                 Tarpon Springs, FL         261          100            340         --        --
  Westwind I (2)             Dunedin, FL                195           98            336         --        --
  Westwind II (2)            Dunedin, FL                189          100            346         --        --
                                                  ---------------------------------------------------------------
      Subtotal                                        3,993           99            301        187       598
                                                  ---------------------------------------------------------------
Participating Mortgage Communities (3)
  Blue Heron Pines           Punta Gorda, FL            129           98            249         --       315
  Brentwood                  Hudson, FL                  75           89            202         --       148
  Savanna Club               Port St. Lucie, FL          49          100            158         --     1,297
  Sun Lake                   Grand Island, FL           245           94            257         --       178
                                                  ---------------------------------------------------------------
      Subtotal                                          498           98            237         --     1,938
                                                  ---------------------------------------------------------------
Total Communities                                     4,491           98%          $294        187     2,536
                                                  ===============================================================

1    Excludes recreational vehicle sites, which are leased on a seasonal basis.
2    We are the ground lessee of these communities.
3 We hold notes receivable secured by mortgages on these sites. The notes earn interest and participate in profits or revenues from the sites.


                                                                                 Average
                                                    Developed                    Monthly             Undeveloped
  Community                    Location             Homesites    Occupancy (1)    Rent    RV Sites     Sites
 ---------------------------------------------------------------------------------------------------------------
 Cannery Village           Newport Beach, CA            --           --%         $  --         --        30
 Casa Encanta              Mesa, AZ                    106           96            345         --        --
 Cypress Greens            Lakeland, FL                 86          100            190         --        21
 Desert Harbor             Apache Junction, AZ         103          100            202         --       104
 Fiesta Village            Mesa, AZ                    170           95            272         --       206
 La Casa Blanca            Apache Junction, AZ         198          100            151         --        --
 Lakeshore Villas          Tampa, FL                   290           96            323         --        --
 Rancho Mirage             Apache Junction, AZ         312          100            175         --        --
 Riverside                 Ruskin, FL                  221           99            403         --       769
 Royal Palm                Haines City, FL             233           98            216         --       217
 Savanna Club              Port St. Lucie, FL           12          100            163         --        25
 Southern Palms            Mesa, AZ                     36           97            208         26        --
 Sun Lake                  Grand Island, FL             --           --             --         --         5
                                                 --------------------------------------------------------------
    Subtotal                                         1,755          98             252         26     1,377
                                                 --------------------------------------------------------------
Communities Managed for Others                         588          99             223         --        83
                                                 --------------------------------------------------------------
    Total Managed Communities                        2,355          98%           $245         26     1,460
                                                 ==============================================================

Taxation of the Company

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, and we intend to operate in a manner which will allow us to avail ourselves of the beneficial tax provisions applicable to REITs. Our qualification as a REIT depends on our ability to meet the various requirements imposed by the Internal Revenue Code, such as specifications relating to actual operating results, distribution levels and diversity of stock ownership. In addition, our ability to qualify as a REIT depends in part upon the actions of third parties over which we have no control, or only limited influence. For instance, our qualification depends upon the conduct of certain entities with which we have a direct or indirect relationship, in our capacity as a lender, lessor, or holder of non-controlling equity interests. Our qualification also depends upon Commercial Assets' continued qualification as a REIT.

If we qualify for taxation as a REIT, we will generally not be subject to Federal corporate income tax on our net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" which would otherwise occur at the corporate and stockholder levels that generally results from investment in a corporation. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax at regular corporate rates on our taxable income, including any applicable alternative minimum tax. We have a net operating loss or "NOL" carryover of approximately $95 million which may, subject to some restrictions and limitations, be used to offset taxable income in the event that we fail to qualify as a REIT. Additionally, even if we qualify as a REIT, we may be subject to certain state and local income and other taxes and to Federal income and excise taxes on our undistributed income.

                          RESULTS OF OPERATIONS FOR THE
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

Comparison of Nine Months Ended September 30, 1999 to Nine Months Ended September 30, 1998

Rental Property Operations

Income from rental property operations totaled $6,559,000 and $4,906,000 for the nine months ended September 30, 1999 and 1998, respectively, an increase of 33.7%. The increase is primarily due to our acquisition of communities in 1998, increases in rents at our communities and additional investments in participating mortgages.

Service Operations

During the nine months ended September 30, 1999 and 1998, we earned $158,000 and $122,000, respectively, in property management income. The increase is primarily due to an increase in the number of properties that we manage for Commercial Assets.

Fee revenue from managing Commercial Assets was $418,000 and $75,000 for the nine months ended September 30, 1999 and 1998, respectively. The increase is due to Commercial Assets' investments in communities beginning in August 1998. We do not earn fees on cash and short-term investments held by Commercial Assets which is what Commercial Assets primarily held in the 1998 period.

Amortization of management contracts decreased from $2,205,000 for the first nine months of 1998 to $2,067,000 for the same period in 1999 due to our acquisition in February 1998 of two communities which we previously managed.

Equity in Earnings of Commercial Assets

Income from our 27% interest in Commercial Assets for the nine months ended September 30, 1999 and 1998 was $714,000 and $688,000, respectively. Commercial Assets reported to us that its income decreased primarily due to depreciation on acquired manufactured home communities and management fees paid to us partially offset by lower nonrecurring expenses. Due to our 27% interest in Commercial Assets, however, during the nine months ended September 30, 1999 and 1998, $153,000 and $28,000, respectively, of these management fees have been reported as equity in earnings of Commercial Assets in accordance with generally accepted accounting principles.

General and Administrative Expenses

Our general and administrative expenses were $1,098,000 and $1,031,000 for the nine months ended September 30, 1999 and 1998, respectively, primarily due to increases in the number of personnel.

Interest and Other Income

During the nine months ended September 30, 1999 and 1998, interest and other income was $227,000 and $677,000, respectively. The decrease occurred because prior to September 30, 1998, we had invested substantially all of our cash resources in manufactured home communities.

Interest Expense

During the nine months ended September 30, 1999 and 1998, interest expense was $2,853,000 and $1,390,000, respectively. The increase was primarily due to borrowings used to acquire manufactured home communities after June 1998.

Income Tax Benefit

A subsidiary recorded a loss for tax purposes during the nine months ended September 30, 1999. As a result, it can carry back such tax loss for a $250,000 refund of income taxes incurred by the subsidiary during 1997.

Loss from Early Extinguishment of Debt

During the nine months ended September 30, 1999, we prepaid a $2.2 million note payable and paid a $75,000 prepayment penalty.

Reincorporation Expenses

During the nine months ended September 30, 1999, we incurred $70,000 of nonrecurring expenses related to our reincorporation to Delaware.

Comparison of Three Months Ended September 30, 1999 to Three Months Ended September 30, 1998

Rental Property Operations

Income from rental property operations totaled $2,186,000 and $1,995,000 for the three months ended September 30, 1999 and 1998, respectively, an increase of 9.6%. The increase is primarily due to increases in rents at our communities and additional investments in participating mortgages.

Service Operations

During the three months ended September 30, 1999 and 1998, we earned $54,000 and $39,000, respectively, in property management income. The increase is primarily due to an increase in the number of properties that we manage for Commercial Assets.

Fee revenue from managing Commercial Assets was $134,000 and $65,000 for the three months ended September 30, 1999 and 1998, respectively, due to Commercial Assets' investments in communities beginning in August 1998.

Amortization of management contracts was $689,000 for each of the three months ended September 30, 1999 and 1998.

Equity in Earnings of Commercial Assets

Income from our 27% interest in Commercial Assets was $154,000 for each of the three months ended September 30, 1999 and 1998. Commercial Assets reported to us that its income decreased primarily due to depreciation on acquired manufactured home communities and management fees paid to us partially offset by lower nonrecurring expenses. However, due to our 27% interest in Commercial Assets, for the three months ended September 30, 1999 and 1998, $49,000 and $24,000, respectively, of these management fees have been reported as equity in earnings of Commercial Assets in accordance with generally accepted accounting principles.

General and Administrative Expenses

Our general and administrative expenses were $389,000 and $373,000 for the three months ended September 30, 1999 and 1998, respectively. The increase is primarily due to increases in the number of personnel.

Interest and Other Income

During the three months ended September 30, 1999 and 1998, interest and other income was $124,000 and $75,000, respectively. The increase occurred primarily because of income from non-agency MBS bonds during the 1999 period.

Interest Expense

During the three months ended September 30, 1999 and 1998, interest expense was $955,000 and $914,000, respectively, primarily due to borrowings used to make additional investments in participating mortgages after September 1998.

Income Tax Benefit

A subsidiary recorded a loss for tax purposes during the three months ended September 30, 1999. As a result, it can carry back such tax loss for a $150,000 refund of income taxes incurred by the subsidiary during 1997.

Reincorporation Expenses

During the three months ended September 30, 1999, we incurred $70,000 of nonrecurring expenses related to our reincorporation in Delaware.

NOL and Capital Loss Carryovers

At September 30, 1999, our NOL carryover was approximately $95,000,000 and our capital loss carryover was approximately $20,000,000. Subject to some limitations, the NOL carryover may be used to offset all or a portion of our REIT income, and as a result, to reduce the amount of income that we must distribute to stockholders to maintain our status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire in 2000 and 2001.

Dividend Distributions

During the three and nine months ended September 30, 1999, we distributed $1,647,000 or $0.25 per share, and $4,933,000 or $0.75 per share, to holders of common stock and OP Units. During the same periods in 1998, $1,640,000 or $0.25 per share, and $3,276,000 or $0.50 per share, was distributed as we made no distributions during the first quarter of 1998.

                         LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, we had cash and cash equivalents of $1.6 million. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties, payments of dividends to stockholders and distributions made to limited partners in the Operating Partnership.

Our net cash provided by operating activities was $5.1 million during the nine months ended September 30, 1999 compared to $4.6 million during the same period in 1998. The increase was primarily a result of:

o increased earnings before depreciation from manufactured home communities acquired in 1998,
o    increases in net operating income from communities acquired in 1997, and
o increased management fees from Commercial Assets due to its investments in manufactured home communities since August 1998.

During the nine months ended September 30, 1999, the net cash used in investing activities was $4.2 million compared with $60.6 million for the same period in 1998. The decrease is primarily due to our investment of $58.1 million to acquire manufactured home communities during the 1998 period.

During the nine months ended September 30, 1999, net cash used in financing activities was $0.7 million compared with $34.4 million provided by financing activities for the same period in 1998. The decrease is primarily due to borrowings incurred during the 1998 period to fund acquisitions of manufactured home communities while borrowings during the 1999 period in excess of the repayment of short-term financing was offset by increased dividends and distributions to stockholders and OP Unit holders in the Operating Partnership.

We have a line of credit with a bank which matures in September 2000. The line of credit is secured by 1,015,674 shares of our Commercial Assets common stock. Advances under this line of credit bear interest at the 30-day London Interbank Offered Rate plus 1.75% per annum (7.15% at September 30, 1999). The line of credit is limited to the lesser of:

o    $5,000,000;
o 65% of the product of the trading price of Commercial Assets common stock times 1,015,674; or
o    65% of the purchase price of certain unpledged real estate.

As of September 30, 1999, the borrowing limit was $3,425,000 and $1,000,000 was outstanding on this line of credit.

At September 30, 1998, the weighted-average interest rate on our secured, long-term notes payable was 6.9% with a weighted-average maturity of 10 years.

We expect to meet our long-term liquidity requirements through long-term, secured borrowings, the issuance of OP Units and other equity securities and cash generated by operations.

                              FUNDS FROM OPERATIONS

We measure our economic profitability based on FFO, less an annual capital replacement reserve of at least $50 per developed homesite. We believe that FFO, less a capital replacement reserve, provides investors with an understanding of our ability to incur and service debt and to make capital expenditures. The Board of Governors of NAREIT defines FFO as net income or loss, computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, excluding amortization of financing costs, and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO in a manner consistent with NAREIT's definition. In our calculation we include adjustments for:

o the minority interest in the Operating Partnership owned by persons other than us,
o    costs we incurred in order to become self-managed,

o    amortization of management contracts, and
o    nonrecurring income, net.

FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with generally accepted accounting principles, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs.

For the three and nine months ended September 30, 1999 and 1998, our FFO was (in thousands):


                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                         September 30,
                                                 --------------------------------      -----------------------
                                                     1999                1998              1999               1998
                                                 ------------        ------------      -----------         -------
Income (loss) before minority interest in
   Operating Partnership                          $     699           $  (1,740)         $  2,163          $   (250)
Real estate depreciation                                983                 874             2,827             1,762
Amortization of management contracts                    689                 689             2,067             2,205
Nonrecurring income, net                                 (8)                 --               (33)               --
Equity in Commercial Assets' adjustments for FFO        124                 185               230               185
Cost incurred to acquire management contract             --               2,092                --             2,092
                                                  ---------           ---------          --------          --------
Funds From Operations (FFO)                       $   2,487           $   2,100          $  7,254          $  5,994
                                                  =========           =========          ========          ========

Weighted average common shares and OP Units
    outstanding                                       6,559               6,587             6,563             6,528
                                                  =========           =========          ========          ========


For the nine months ended September 30, 1999 and 1998, net cash flows were as follows (in thousands):

                                                         Nine Months Ended
                                                           September 30,
                                                           -------------
                                                      1999               1998
                                                      ----               ----
Cash provided by operating activities               $  5,089          $  4,586
Cash used in investing activities                     (4,194)          (60,589)
Cash (used in) provided by financing activities         (717)           34,379

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

Our critical hardware and software systems are currently Year 2000 compliant. Upon failure of any system, data included in critical software, such as rent-rolls and certain record-keeping systems, could be transferred to alternative commercially available software at a reasonable cost and within a reasonable time period. Consequently, we would be able to continue our business operations without any material interruption or material effect on our business, results of operations or financial condition. In addition, we anticipate that any hardware or software that we acquire, including upgrades to existing systems, between now and December 31, 1999 will be Year 2000 compliant.

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

We have $38.0 million of fixed rate, non-recourse, secured long-term notes payable that mature in 2018 and 2019. The rates on these notes range from 6.5% to 7.04%. We do not have significant exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

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

We have $6.2 million of recourse, secured long-term financing that bears interest at the London Interbank Offered Rate or "LIBOR" plus 2.5% and matures in April 2001. We expect to refinance this debt with non-recourse, secured, fixed rate, long-term debt during 2000. If the loan is not refinanced with fixed rate, fully amortized debt, then changes in LIBOR would affect the cost of funds borrowed in the future.

We have a $5.0 million recourse, secured line of credit that bears interest at LIBOR plus 1.75%. As of September 30, 1999, the outstanding balance was $1,000,000. Changes in LIBOR would affect the cost of funds borrowed in the future; however, its affect would not be material to our financial position, results of operations or cash flows.

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

      27        Financial Data Schedule

(b)      Reports on Form 8-K:

                The following Current Report on Form 8-K was filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q:

                Current Report on Form 8-K, dated August 31, 1999 reporting the proposed merger between the Company and Commercial Assets, Inc.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ASSET INVESTORS CORPORATION
                                           (Registrant)


Date:  November 10, 1999                   By /s/David M. Becker
                                              ---------------------------------
                                               David M. Becker
                                               Chief Financial Officer