Form 10-K/A
period 1998-12-31
ASSET INVESTORS CORP
filed 2000-03-09
CIK 804138

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                  FORM 10-K/A
                                (Amendment No. 1)

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

                           ASSET INVESTORS CORPORATION

                                Table of Contents

                           Annual Report on Form 10-K

                   For the Fiscal Year Ended December 31, 1998

Item                                                                        Page

                                     PART I

1.   Business................................................................  1
          Company Background.................................................  2
          Industry Background................................................  2
          Financial Information about Industry Segments......................  2
          Development of Management Team.....................................  2
          Growth and Operating Strategies....................................  3
          Competition........................................................  6
          Taxation of the Company............................................  6
          Regulations........................................................  7
          Insurance..........................................................  8
          Capital Resources..................................................  8
          Dividend Reinvestment Plan.........................................  8
          Restrictions on and Redemptions of Common Stock....................  8
          Employees..........................................................  9
2.   Properties..............................................................  9
3.   Legal Proceedings....................................................... 11
4.   Submission of Matters to a Vote of Security Holders..................... 11

                                 PART II

5.   Market For Registrant's Common Equity and Related Stockholder
       Matters............................................................... 12
6.   Selected Financial Data................................................. 12
7.   Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................... 14
          Results of Operations.............................................. 14
          Liquidity and Capital Resources.................................... 18
          Funds From Operations.............................................. 19
          Year 2000 Compliance............................................... 20
7a.  Quantitative and Qualitative Disclosures About Market Risk.............. 21
8.   Financial Statements and Supplementary Data............................. 21
9.   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure.................................................. 22

                                PART III

10.  Directors and Executive Officers of the Registrant...................... 22
11.  Executive Compensation.................................................. 23
12.  Security Ownership of Certain Beneficial Owners and Management.......... 23
13.  Certain Relationships and Related Transactions.......................... 23

                                 PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........ 23

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

Our principal executive offices are located at 3410 S. Galena Street, Suite 210, Denver, Colorado 80231 and our telephone number is(303) 614-9400.

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

Development of Management Team

In February 1998, Mr. Bruce E. Moore became our President and Chief Operating Officer. Mr. Moore has over 20 years experience in various aspects of the real estate industry including manufactured home communities. Mr. Moore is employed full time under a three year employment agreement which provides that, in lieu of cash salary, he was granted a 10-year option to purchase 250,000 shares of our common stock at a per share price of $19-3/8. The option vests in three equal annual installments commencing in February of 1999.

Growth and Operating Strategies

We measure our economic profitability based on Funds From Operations ("FFO"), less an annual capital replacement reserve of at least $50 per developed homesite. This reserve is management's estimate based on its experience in owning, operating and managing manufactured home communities. We believe that the presentation of FFO when considered with the financial data determined in accordance with generally accepted accounting principles, provides a useful measure of our performance. However, FFO does not represent cash flow and is not necessarily indicative of cash flow or liquidity available to us, nor should it be considered as an alternative to net income as an indicator of operating performance. The Board of Governors of the National Association of Real Estate Investment Trusts (also known as NAREIT) defines FFO as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition and including adjustments for:

   o the minority interest in the Operating Partnership owned by persons other than us,
   o   costs we incurred in order to become  self-managed,  and
   o   amortization of management contracts.

We believe that the presentation of FFO provides investors with measurements which help facilitate an understanding of our ability to make required dividend payments, capital expenditures and principal payments on our debt. Since FFO excludes unusual and nonrecurring expenses as well as depreciation and other real estate related expenses, FFO may be materially different from net income. Therefore, FFO should not be considered as an alternative to net income or net cash flows from operating activities, as calculated in accordance with generally accepted accounting principles, as an indication of our operating performance or liquidity.

FFO is not necessarily indicative of cash available to fund our cash needs, including our ability to make distributions. We use FFO in measuring our operating performance because we believe that the items that result in a difference between FFO and net income do not impact the ongoing operating performance of a real estate company. Also, we believe that other real estate companies, analysts and investors utilize FFO in analyzing the results of real estate companies. Our basis of computing FFO is not necessarily comparable with that of other REITs.

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

Company Policies

Management has adopted specific policies to accomplish our objective of increasing the amount and predictability of our FFO on a per share basis, less a reserve for capital replacements. These policies include:

   o selectively acquiring manufactured home communities that have potential long-term appreciation of value through, among other things, rent increases, expense efficiencies and in-park homesite development;
   o developing and maintaining resident satisfaction and a reputation for quality communities through maintenance of the physical condition of our communities and providing activities that improve the community lifestyle;
   o improving the profitability of our communities through aggressive management of occupancy, community development and maintenance and expense controls;
   o   using debt  leverage to increase  our  financial  returns;
   o   reducing  our  exposure  to  interest  rate   fluctuations  by  utilizing
       long-term, fixed-rate, fully-amortized debt to pay off higher cost, short-term debt;
   o ensuring the continued maintenance of our communities by providing a minimum $50 per developed homesite per year for capital replacements;
   o seeking to reduce our exposure to downturns in regional real estate markets by diversifying our portfolio of communities since currently 72% of our properties are in Florida and 16% are in Arizona; and
   o   recruiting and retaining capable community management personnel.

Future Acquisitions

In 1997, when we decided to enter the manufactured home community business, we began to implement a business plan which called for the investment of our capital in the acquisition of manufactured home communities. During the second half of 1997 and during 1998, we have focused on identifying acquisition opportunities that we believe provide returns that are accretive to our funds from operations on a per share basis.

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

We believe that acquisition opportunities for manufactured home communities are attractive at this time because of:

   o the increasing acceptability of and demand for manufactured homes, as shown by the growth in the number of individuals living in manufactured homes; and
   o the continued constraints on development of new manufactured home communities.

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

In order to allocate investments between us and Commercial Assets, the companies have agreed that Commercial Assets will invest at least $50 million of its cash resources in the acquisition of communities before we invest any further cash in the acquisition of communities. Thereafter, the companies will make a determination with respect to each acquisition on a case-by-case basis. As of December 31, 1998, Commercial Assets had invested $23 million in communities. Notwithstanding the above, we may acquire communities if a material portion of the purchase price is paid for in units of limited partnership interests in the Operating Partnership ("OP Units") or our common stock.

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

Americans with Disabilities Act

Our current properties and any newly acquired communities must comply with the Americans with Disabilities Act (the "ADA"). The ADA generally requires that public facilities, such as clubhouses, swimming pools and recreation areas be made accessible to people with disabilities. As we previously mentioned, many of our communities have public facilities. In order to comply with these requirements we have made improvements at our communities in order to remove barriers to access. If we should ever fail to comply with ADA regulations we could be fined or we could be forced to pay damages to private litigants. We have made those changes required by the ADA which we believe are appropriate, and we believe that our properties are in compliance with the requirements of the ADA. We believe that any further costs related to ADA compliance can be recovered by cash flow from the individual properties without causing any material adverse effect. If ongoing changes involve a greater expenditure than we currently anticipate, or if the changes must be made on a more accelerated basis than we anticipate, our ability to make expected distributions could be adversely affected.

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

                                                                        Number of Sites
                                           --------------------------------------------------------------------------
                                                                                 Available for
                         Number of                             Ready for            Future            Recreational
                        Communities          Developed           Homes            Development           Vehicles
                      ----------------     ---------------    -------------     ----------------     ----------------
Florida                       18                3,724              782                1,960                  --
Arizona                        4                  798              109                   --                 120
New Jersey                     1                   90               --                   --                  --
Pennsylvania                   1                   28               --                   --                  --
California                     1                   --               --                   --                  65
                             ---               ------             ----               ------                ----
   Total                      25                4,640              891                1,960                 185
                             ===               ======             ====               ======                ====


The following table sets forth information regarding each manufactured home community in which we held an interest and those manufactured home communities which we manage for others:


                                                                  Average                         Sites
                                          Developed               Monthly   RV    Sites Ready  Available for  Year(s)
  Community                Location       Homesites  Occupancy(1)  Rent    Sites  for Homes     Development  Developed
----------------------------------------------------------------------------------------------------------------------
Owned Communities
Brentwood West        Mesa, AZ               350       100%        $274    --         --            --   1972/1987
Cardinal Court        Largo, FL              138        99          255    --         --            --   1959/1965
Caribbean Cove        Orlando, FL            255       100          264    --         31            --      1984
Forest View           Homosassa, FL          187        99          219    --        124 (3)        --   1987/1997
Gulfstream Harbor     Orlando, FL            379        99          304    --          3           171      1980
Gulfstream Harbor II  Orlando, FL            286        99          293    --         22            --      1988
Marina Dunes          Marina, CA              --        --           --    65         --            --      1979
Mullica Woods         Egg Harbor City, NJ     90       100          440    --         --            --      1985
Park Royale           Pinellas Park, FL      258        95          331    --         51 (3)        --      1971
Pinewood              St. Petersburg, FL     220        98          277    --         --            --      1976
Pleasant Living       Riverview, FL          245       100          266    --         --            --      1979
Salem Farm            Bensalem, PA            28       100          417    --         --            --      1988
Serendipity           Ft. Myers, FL          338        99          265    --         --            --   1971/1974
Stonebrook            Homosassa, FL          121        99          237    --         97 (3)        --   1987/1997
Sun Valley            Tarpon Springs, FL     261       100          333    --         --            --      1972
Westwind I (2)        Dunedin, FL            195        99          313    --         --            --      1970
Westwind II (2)       Dunedin, FL            189       100          332    --         --            --      1972
                                          --------------------------------------------------------------
    Subtotal                               3,540        99          286    65        328           171
                                          --------------------------------------------------------------

Participating Mortgage Communities (3)
Blue Heron Pines      Punta Gorda, FL        116       100          227    --        131           212   1983/1998
Blue Star             Apache Junction, AZ     30       100          216   120         --            --      1955
Brentwood             Hudson, FL              69        93          171    --         74            74      1984
Lost Dutchman         Apache Junction, AZ    150       100          237    --        109            --   1971/1979
Royal Palm            Haines City, FL        222        99          204    --         64           175   1971/1993
Savanna Club          Port St. Lucie, FL       7       100          198    --         --         1,328      1998
Sun Lake              Grand Island, FL       238        98          240    --        185            --      1980
Sun Valley            Apache Junction, AZ    268       100          237    --         --            --      1984
                                          --------------------------------------------------------------
    Subtotal                               1,100        99          224   120        563         1,789
                                          ==============================================================
Total Communities                          4,640        99%        $270   185        891         1,960
                                          ==============================================================

Communities Managed for Commercial Assets
Cannery Village       Newport Beach, CA       --        --%       $  --    --         --            30
Casa Encanta          Mesa, AZ               111        87          350    --         --            --
Cypress Greens        Lakeland, FL            85       100          184    --         22            --
Fiesta Village        Mesa, AZ               175        98          273    --         --           206
Riverside             Ruskin, FL             220       100          418    --         24           942
Southern Palms        Mesa, AZ                51       100          203    --         --            --
                                          --------------------------------------------------------------
    Subtotal                                 642        97          319    --         46         1,178
                                          --------------------------------------------------------------

Communities Managed for Others
Countryside           Brooksville, FL         73        99          129    --         38            --
Edgewater             Seminole, FL           130       100          157    --         --            --
Golden Crest          Dunedin, FL            176        97          336    --         --            --
Lakewood              Vero Beach, FL         329        98          292    --         47            --
Windward              Spring Hill, FL        199       100          232    --         55            --
                                          --------------------------------------------------------------
    Subtotal                                 907        99          251    --        140            --
                                          --------------------------------------------------------------
Total Communities                          1,549        98%        $281    --        186         1,178
                                          ==============================================================


(1) Excludes recreational vehicle sites, which are leased on a seasonal basis.
(2) We are the ground lessee of these communities.
(3) We hold notes receivable secured by mortgages on these sites. The notes earn interest and participate in profits or revenues from the sites.

Owned Properties. At December 31, 1998, we owned 16 manufactured home communities and one recreational vehicle park containing 3,540 developed homesites, 56 sites ready for homes, 171 sites available for future development and 65 recreational vehicle sites. These properties contain, on average, 221 homesites, with the largest property containing 379 homesites. These properties offer residents a range of amenities, including swimming pools, clubhouses and tennis courts.

At December 31, 1998, nine of these properties are encumbered by mortgage indebtedness totaling $40,506,000. These properties represent approximately 73% of our developed homesites. The nine properties securing our mortgage indebtedness have a combined net book value of $77,021,000 and the indebtedness has a weighted average interest rate of 6.8% and a weighted average maturity of 10 years. As of December 31, 1998, 78% of our outstanding debt was long-term and 22% was short-term debt. See the financial statements included elsewhere in our Annual Report on Form 10-K for additional information about our indebtedness.

Properties Involving Participating Mortgages. At December 31, 1998, we held $27,604,000 in participating mortgages involving 10 manufactured home communities and one recreational vehicle park containing 1,100 developed homesites, 830 sites ready for homes, 1,790 sites available for future development and 120 recreational vehicle sites. $10,769,000 of participating mortgages is secured by two manufactured home communities and the recreational vehicle park. These mortgages mature in 2007, have interest rates ranging from 10% to 15%, pay us additional interest equal to 3% of gross revenues from the properties and pay us 50% of the net proceeds from a sale of the properties in excess of the participating mortgages. These mortgages may be prepaid at any time. In connection with a prepayment, we receive 11% of the gross revenues from the properties until the properties are sold.

The other participating mortgage is $16,835,000 at December 31, 1998 and is secured by eight manufactured home communities. This mortgage bears interest ranging from 10% to 13%, provides for borrowings up to $20,000,000 and matures in 2018. During the first five years, interest is payable based on the net cash flow of the secured properties. As additional compensation, we receive 50% of both (a) any profits and net cash flows from the properties in excess of the stated interest rate and (b) any net sales proceeds from the properties in excess of the amount of the mortgage. The mortgage may be prepaid at any time; however, our 50% share of profits and net cash flows continues until the properties are sold.

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

On April 21, 1998, 6,400 shares of common stock were issued to non-executive directors in lieu of annual director fees as a private placement of our securities. The non-executive directors were given the option of receiving either (1) $15,000 and 800 shares of common stock or (2) 1,600 shares of common stock. The $18.75 per share value was equal to the closing stock price on the date of issuance.

Item 6.  Selected Financial Data.

Our selected financial data set forth below, has been derived from and should be read in conjunction with our audited consolidated financial statements including their notes. Financial data as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, is included elsewhere in this report on Form 10-K.

Operating and Balance Sheet Data (in thousands, except per share data):

                                                                          Year Ended December 31,
                                                       --------------------------------------------------------------
                                                         1998         1997         1996         1995         1994
                                                      -----------  -----------   ----------   ----------   ----------
RENTAL PROPERTY OPERATIONS
Rental and other property revenues                    $ 10,479     $  3,104      $     --     $     --     $     --
Interest on participating mortgages                      3,174           --            --           --           --
Equity in earnings of rental property joint ventures        --          466            --           --           --
Property operating expenses                             (4,039)      (1,398)           --           --           --
Depreciation                                            (2,685)        (693)           --           --           --
                                                      -----------  -----------   ----------   ----------   ----------
                                                         6,929        1,479            --           --           --
                                                      -----------  -----------   ----------   ----------   ----------
SERVICE OPERATIONS
Property management income, net                            156           69            --           --           --
Commercial Assets  management fees                         155           --            --           --           --
Amortization of management contracts                    (2,894)        (744)           --           --           --
                                                      -----------  -----------   ----------   ----------   ----------
                                                        (2,583)        (675)           --           --           --
                                                      -----------  -----------   ----------   ----------   ----------

Non-agency MBS bonds revenues                               50        2,966        11,513        8,499        1,531
Equity in earnings of Commercial Assets                    975        3,663         1,875        1,742        1,354
General and administrative expenses                     (1,393)      (1,042)       (1,145)      (1,895)      (1,586)
Interest and other income                                  871        1,808           136          630          563
Interest expense                                        (2,485)        (368)          (88)         (63)        (148)
Costs incurred to acquire management contract           (2,092)      (6,553)           --           --           --
Management fees to former manager                           --         (570)       (1,793)        (980)        (253)
Earnings from liquidating operations                        --           --            --        6,507       11,897
Elimination of DERs                                         --           --          (825)          --           --
Gain on sale of bonds                                       --        6,484            --           --           --
                                                      -----------  -----------   ----------   ----------   ----------

INCOME BEFORE MINORITY INTEREST                            272        7,192         9,673       14,440       13,358
Minority interest in Operating Partnership                 (60)          62            --           --           --
                                                      -----------  -----------   ----------   ----------   ----------

NET INCOME                                            $    212     $  7,254      $  9,673     $ 14,440     $ 13,358
                                                      ===========  ===========   ==========   ==========   ==========
Per Share Amounts:
   Basic earnings                                     $   0.04     $   1.44      $   1.97     $   2.97     $   4.59
   Diluted earnings                                   $   0.04     $   1.43      $   1.95     $   2.96     $   4.58
   Dividends                                          $   0.75     $   1.45      $   1.85     $   1.70     $   1.65

Weighted-Average Common Shares Outstanding               5,094        5,022         4,919        4,856        2,910
Weighted-Average Common Shares And Common Share
   Equivalents Outstanding                               5,113        5,061         4,966        4,883        2,914

                                                                             December 31,
                                                  -------------------------------------------------------------------
                                                     1998          1997           1996          1995          1994
                                                  -----------    ----------     ---------     ---------     ---------

Real estate, before accumulated depreciation      $ 101,941      $ 41,419       $     --      $     --      $     --
Investments in participating mortgages and
   joint ventures                                    27,604        25,415             --            --            --
Investment in Commercial Assets                      20,706        20,866         19,361        19,225        21,068
Total assets                                        158,226       119,161         90,344        79,653       109,539
Secured notes payable                                51,006        10,677             --            --        30,592
Minority interest in Operating Partnership           25,649        22,362             --            --            --
Stockholders' equity                                 78,636        83,515         86,365        78,759        72,965


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

Equity in Earnings of Commercial Assets

Income from our 27% interest in Commercial Assets for 1998 was $975,000 compared to $3,663,000 for 1997. Prior to November 1997, Commercial Assets received income from a portfolio of collateralized mortgage backed securities. It resecuritized its portfolio in November 1997 and temporarily invested the proceeds in short-term investments while considering alternative investments. Commercial Assets announced that it intended to invest in manufactured home communities in the third quarter of 1998, and as of December 31, 1998, it has invested $23 million in such communities. Commercial Assets reported to us that the $10,265,000 decrease in Commercial Assets' net income during 1998 as compared to 1997 was primarily due to: (1) a $3,954,000 decrease as a result of lower yields during 1998 on short-term investments and interests in manufactured home communities compared to yields on collateralized mortgage backed securities during 1997, (2) a $5,786,000 non-recurring gain on the sale of the bonds recognized in 1997, and (3) a non-recurring $500,000 expense in 1998 related to the cost of investigating marina investments.

Non-agency MBS Bonds

In March 1997, we sold our portfolio of unrated credit support debt interests in non-conforming residential mortgage loan securitizations known as "non-agency MBS bonds" in order to reduce risk associated with this type of investment and to maximize long-term, risk-adjusted returns to stockholders. Consequently, income from non-agency MBS bonds decreased to $50,000 during 1998 compared with $2,966,000 for 1997. Revenues from non-agency MBS bonds subsequent to March 1997 represent income from a small residual interest retained from the sale. No income has been recognized from the retained residual interest after the first quarter of 1998, and we anticipate receiving minimal, if any, additional income in the future from such retained interest.

Management Fees

We incurred $570,000 of management fees to our manager during 1997. There were no management fees in 1998 due to our acquisition of our management agreement in November 1997.

General and Administrative Expenses

Our general and administrative expenses were $1,393,000 for 1998 compared to $1,042,000 for 1997. Expenses increased in 1998 by $351,000 primarily because of $500,000 in personnel and related expenses incurred as a result of our becoming self-administered and self-managed in November 1997. The cost increase was partially offset by $100,000 of nonrecurring costs incurred in 1997 related to our reverse stock split.

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

Interest Expense

Interest expense increased in 1998 by $2,117,000 as compared to 1997 primarily due to borrowings used to acquire manufactured home communities as follows: (1) $479,000 on approximately $11 million assumed in connection with the 1997 acquisitions of four manufactured home communities, (2) $1,288,000 on approximately $40 million borrowed in mid-1998 in connection with the acquisition of four additional communities and (3) $382,000 of amortized loan costs related to the 1998 borrowings.

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

Gain on Sale of Bonds

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

Equity in Earnings of Commercial Assets

Income from our 27% interest in Commercial Assets for 1997 and 1996 was $3,663,000 and $1,875,000, respectively. Commercial Assets reported to us that the $6,747,000 increase in Commercial Assets' net income is primarily because of the $5,786,000 non-recurring gain from the 1997 sale of its portfolio of collateralized mortgage-backed securities and the $966,000 non-recurring expense in 1996 for the elimination of dividend equivalent rights under Commercial Assets' stock option plan.

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

General and Administrative Expenses

General and administrative expenses decreased by $103,000 in 1997 compared with 1996 due primarily to (1) a $87,000 non-recurring expense for the elimination of dividend equivalent rights in 1996, (2) a $40,000 reduction in accounting and consulting fees, and (3) a $90,000 decrease in costs associated with stockholder relations; partially offset by $100,000 of non-recurring costs in 1997 related to our reverse stock split.

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

Gain on Sale of Bonds

The 1997 gains from the sale of non-agency MBS and other bonds totaled $6,484,000. There were no such gains in 1996.

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

As of December 31, 1998, 52% of our real estate and 34% of our total assets were encumbered by debt. We had total outstanding indebtedness of $51.0 million, all of which was secured by various manufactured home communities, participating mortgages or shares of Commercial Assets stock. Of our indebtedness, $40.5 million, or 79.4%, was non-recourse secured, long-term financing and $10.5 million, or 20.6%, was secured short-term financing. We expect to refinance the short-term debt with non-recourse secured, long-term financing in 1999. As of December 31, 1998, none of the long-term financing and all of the short-term financing bears interest at variable rates. The weighted-average interest rate on the secured, long-term notes payable was 6.8% with a weighted-average maturity of 10 years. The weighted-average interest rate on our short-term financing was 7.5%.

We expect to meet our long-term liquidity requirements in excess of 12 months through long-term, secured borrowings, the issuance of OP Units and other equity securities and cash generated by operations.

                              FUNDS FROM OPERATIONS

We measure our economic profitability based on FFO, less an annual capital replacement reserve of at least $50 per developed homesite. We believe that the presentation of FFO when considered with the financial data determined in accordance with generally accepted accounting principles, provides a useful measure of our performance. However, FFO does not represent cash flow and is not necessarily indicative of cash flow or liquidity available to us, nor should it be considered as an alternative to net income as an indicator of operating performance. The Board of Governors of NAREIT defines FFO as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition and include adjustments for:

   o the minority interest in the Operating Partnership owned by persons other than us,
   o   costs we incurred in order to become self-managed,  and
   o   amortization of management contracts.

We believe that the presentation of FFO provides investors with measurements which help facilitate an understanding of our ability to make required dividend payments, capital expenditures and principal payments on our debt. Since FFO excludes unusual and nonrecurring expenses as well as depreciation and other real estate related expenses, FFO may be materially different from net income. Therefore, FFO should not be considered as an alternative to net income or net cash flows from operating activities, as calculated in accordance with generally accepted accounting principles, as an indication of our operating performance or liquidity.

FFO is not necessarily indicative of cash available to fund our cash needs, including our ability to make distributions. We use FFO in measuring our operating performance because we believe that the items that result in a difference between FFO and net income do not impact the ongoing operating performance of a real estate company. Also, we believe other real estate companies, analysts and investors utilize FFO in analyzing the results of real estate companies. Our basis of computing FFO is not necessarily comparable with that of other REITs.

For 1998 and 1997, our FFO was as follows (in thousands):

                                                                                     1998                 1997
                                                                                  ----------           ----------
Income before minority interest in Operating Partnership                           $    272             $  7,192
Gain on sale of bonds                                                                    --               (6,484)
Real estate depreciation                                                              2,685                  693
Real estate depreciation in joint ventures                                               --                  155
Amortization of management contracts                                                  2,894                  744
Equity in Commercial Assets' adjustments for FFO                                        146               (1,546)
Costs incurred to acquire management contract                                         2,092                6,553
                                                                                   --------             --------
Funds From Operations (FFO)                                                        $  8,089             $  7,307
                                                                                   ========             ========

Weighted average common shares and OP Units outstanding                               6,540                5,254
                                                                                   ========             ========



For 1998 and 1997, our net cash flows were as follows (in thousands):

                                                                                     1998                 1997
                                                                                  ----------           ----------
Cash provided by operating activities                                             $   6,841           $    3,931
Cash provided by (used in) investing activities                                     (58,897)              27,479
Cash provided by (used in) financing activities                                      31,680              (10,025)


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

Our hardware and software systems are currently Year 2000 compliant. Upon failure of any system, data included in critical software (such as rent-rolls and certain record-keeping systems) could be transferred to alternative commercially available software at a reasonable cost and within a reasonable time period. Consequently, we would be able to continue our business operations without any material interruption or material effect on our business, results of operations or financial condition. In addition, we anticipate that any hardware or software that we acquire (including upgrades to existing systems) between now and December 31, 1999 will be Year 2000 compliant.

Disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect us. Moreover, because a large number of our tenants may be dependent on social security payments to pay their rents, a failure of the Social Security Administration to cause their systems to be Year 2000 compliant may result in a material adverse effect on our operations. The Social Security Administration has announced that they will have their systems Year 2000 compliant before January 1, 2000. We have received oral representations from our third party vendors indicating that they are substantially Year 2000 compliant.

We believe that the cost of modification or replacement of our less essential accounting and reporting software and hardware that is not currently compliant with Year 2000 requirements, if any, will not be material to our financial position or results of operations.

Our worst case scenario would be in the event that the U.S. Social Security Administration were unable to process their payments to our tenants, in which case large numbers of our tenants may be unable to pay their rent when due. If this were to occur, we may be unable to continue to service our debt as it becomes due and foreclosure proceedings on our affected properties could be commenced by our lenders. We have no contingency plan with respect to potential Year 2000 related problems. We note, however, that on December 28, 1998, President Clinton publicly announced that the U.S. Social Security Administration would be fully Year 2000 compliant before the end of 1999.

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

We have $8.5 million of recourse, secured short-term financing that bears interest at the London Interbank Offered Rate ("LIBOR") plus 2.5%. If LIBOR increased immediately by 1%, our annual net income would decrease by $85,000 due to an increase in interest expense on this $8.5 million note payable. We expect to refinance this debt with non-recourse, secured, fixed rate, long-term debt in 1999. We have loan commitments from a lender for amounts in excess of the existing loan amount for 20 year, fully amortized debt with fixed rates ranging from 6.75% to 6.86%. If such expected refinancing occurs, we would not have significant exposure to changing interest rates. If the loan is not refinanced with fixed rate, fully amortized debt, then changes in LIBOR would affect the cost of funds borrowed in the future.

We have a recourse, secured line of credit that bears interest at LIBOR plus 1.75%. As of December 31, 1998, the outstanding balance was $2.0 million. Accordingly, changes in LIBOR would affect the cost of funds borrowed in the future. If LIBOR increased immediately by 1% then our annual net income would decrease by $20,000 due to an increase in interest expense on this line of credit, based on the outstanding balance at December 31, 1998.

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

Executive Officers of the Registrant

The Executive Officers of the Company as of December 31, 1998 are:

      Name         Age               Position with the Company
--------------------------------------------------------------------------------
Terry Considine    51    Chairman of the Board of Directors and Chief Executive
                         Officer
Thomas L. Rhodes   59    Vice Chairman of the Board of Directors
Bruce E. Moore     56    President and Chief Operating Officer
David M. Becker    39    Chief Financial Officer, Secretary and Treasurer

Terry Considine has been our Chairman of the Board of Directors and Chief Executive Officer since April 1998. From September 1996 to April 1998, Mr.
Considine  served as our  Co-Chairman  of the Board of  Directors  and  Co-Chief
Executive Officer. Mr. Considine also serves as Chairman of the Board of Directors and Chief Executive Officer of Commercial Assets. He is the sole owner of Considine Investment Co., and since July 1994, he has been the Chairman of the Board of Directors and Chief Executive Officer of Apartment Investment and Management Company.

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

                          INDEX TO FINANCIAL STATEMENTS

ASSET INVESTORS CORPORATION                                                 Page

Financial Statements:
   Report of Independent Auditors..........................................  F-2
   Consolidated Balance Sheets as of December 31, 1998 and 1997............  F-3
   Consolidated Statements of Income for the years ended December 31,
      1998, 1997 and 1996..................................................  F-4
   Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996...............................  F-5
   Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996.....................................  F-6
   Notes to Consolidated Financial Statements..............................  F-7

Financial Statement Schedules:
   Schedule III -- Real Estate and Accumulated Depreciation................ F-22
   Schedule IV -- Mortgage Loans on Real Estate............................ F-24


COMMERCIAL ASSETS, INC. (a significant unconsolidated subsidiary of the Company)

Financial Statements:
   Report of Independent Auditors.......................................... F-26
   Consolidated Balance Sheets as of December 31, 1998 and 1997............ F-27
   Consolidated Statements of Income for the years ended
      December 31, 1998, 1997 and 1996..................................... F-28
   Consolidated Statements of Stockholders' Equity for the
      years ended December 31, 1998, 1997 and 1996......................... F-29
   Consolidated Statements of Cash Flows for the
      years ended December 31, 1998, 1997 and 1996......................... F-30
   Notes to Consolidated Financial Statements.............................. F-31

Financial Statement Schedules:
   Schedule III -- Real Estate and Accumulated Depreciation................ F-42
   Schedule IV -- Mortgage Loans on Real Estate............................ F-44

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

                                                            /s/ERNST & YOUNG LLP

Denver, Colorado
January 29, 1999


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)

                                                                                              December 31,
                                                                                  ----------------------------------
                                                                                      1998                  1997
                                                                                  -------------         ------------
ASSETS

Real estate, net of accumulated depreciation of $3,378 and $693                     $   98,563            $   40,726
Investments in participating mortgages                                                  27,604                    --
Investments in and notes receivable from real estate joint ventures                         --                25,415
Cash and cash equivalents                                                                1,426                21,802
Investment in Commercial Assets                                                         20,706                20,866
Other assets, net                                                                        9,927                10,352
                                                                                    ----------            ----------
       Total Assets                                                                 $  158,226            $  119,161
                                                                                    ==========            ==========

LIABILITIES

Secured long-term notes payable                                                     $   40,506            $   10,677
Secured short-term financing                                                            10,500                    --
Accounts payable and accrued liabilities                                                 2,935                 2,607
                                                                                    ----------            ----------
                                                                                        53,941                13,284
                                                                                    ----------            ----------

MINORITY INTEREST IN OPERATING PARTNERSHIP                                              25,649                22,362

STOCKHOLDERS' EQUITY
Common Stock, par value $.01 per share, 50,000 shares authorized
5,016 and 5,108 shares issued and outstanding, respectively                                 50                    51
Additional paid-in capital                                                             229,948               231,221
Dividends in excess of accumulated earnings                                           (151,362)             (147,757)
                                                                                    ----------            ----------
                                                                                        78,636                83,515
                                                                                    ----------            ----------
       Total Liabilities and Stockholders' Equity                                   $  158,226            $  119,161
                                                                                    ==========            ==========


                 See Notes to Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                                                             Year Ended December 31,
                                                                  -------------------------------------------
                                                                    1998             1997             1996
                                                                  ---------        ---------        ---------
RENTAL PROPERTY OPERATIONS
Rental and other property revenues                                $  10,479        $   3,104        $      --
Interest on participating mortgages                                   3,174               --               --
Equity in earnings of real estate joint ventures                         --              466               --
Property operating expenses                                          (4,039)          (1,398)              --
Depreciation                                                         (2,685)            (693)              --
                                                                  ---------        ---------        ---------
Income from rental property operations                                6,929            1,479               --
                                                                  ---------        ---------        ---------

SERVICE OPERATIONS
Property management income, net                                         156               69               --
Commercial Assets management fees                                       155               --               --
Amortization of management contracts                                 (2,894)            (744)              --
                                                                  ---------        ---------        ---------
Loss from service operations                                         (2,583)            (675)              --
                                                                  ---------        ---------        ---------

Non-agency MBS bonds revenues                                            50            2,966           11,513
Equity in earnings of Commercial Assets                                 975            3,663            1,875
Management fees to former manager                                        --             (570)          (1,793)
General and administrative expenses                                  (1,393)          (1,042)          (1,145)
Interest and other income                                               871            1,808              136
Interest expense                                                     (2,485)            (368)             (88)
Costs incurred to acquire management contract                        (2,092)          (6,553)              --
Elimination of DERs                                                      --               --             (825)
Gain on sale of bonds                                                    --            6,484               --
                                                                  ---------        ---------        ---------

INCOME BEFORE MINORITY INTEREST                                         272            7,192            9,673
Minority interest in Operating Partnership                              (60)              62               --
                                                                  ---------        ---------        ---------

NET INCOME                                                        $     212        $   7,254        $   9,673
                                                                  =========        =========        =========

BASIC EARNINGS PER SHARE                                          $    0.04        $    1.44        $    1.97
                                                                  =========        =========        =========
DILUTED EARNINGS PER SHARE                                        $    0.04        $    1.43        $    1.95
                                                                  =========        =========        =========

DIVIDENDS DECLARED PER SHARE                                      $    0.75        $    1.45        $    1.85
                                                                  =========        =========        =========

Weighted-Average Common Shares Outstanding                            5,094            5,022            4,919
Weighted-Average Common Shares and Common Share Equivalents
  Outstanding                                                         5,113            5,061            4,966



                 See Notes to Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                 (In thousands)

                                                                                           Dividends In    Accumulated
                                                          Common Stock        Additional    Excess of         Other         Total
                                                 --------------------------     Paid-In    Accumulated   Comprehensive Stockholders'
                                                 Shares (a)     Amount (a)   Capital (a)     Earnings         Income        Equity
                                                 ----------    -----------   -----------     --------         ------        ------

BALANCES - DECEMBER 31, 1995                        4,919       $  49        $  227,741    $  (148,274)       $  (757)     $ 78,759

   Comprehensive Income
      Net income                                       --          --                --          9,673             --         9,673
      Unrealized appreciation of CMBS bonds
        and non-agency MBS bonds                       --          --                --             --          5,850         5,850
                                                   ------       -----        ----------    -----------        -------      --------
           Comprehensive Income                        --          --                --          9,673          5,850        15,523
                                                   ------       -----        ----------    -----------        -------      --------
   Issuance of Common Stock                            97           1             1,210             --             --         1,211
   Dividends                                           --          --                --         (9,128)            --        (9,128)
                                                   ------       -----        ----------    -----------        -------      --------
BALANCES - DECEMBER 31, 1996                        5,016          50           228,955       (147,729)         5,093        86,365

   Comprehensive Income
      Net income                                       --          --                --          7,254             --         7,254
      Reversal of unrealized holding gains upon
        restructuring of bonds                         --          --                --             --         (5,093)       (5,093)
                                                   ------       -----        ----------    -----------        -------      --------
           Comprehensive Income                        --          --                --          7,254         (5,093)        2,161
                                                   ------       -----        ----------    -----------        -------      --------
   Issuance of Common Stock                            92           1             2,270             --             --         2,271
   Dividends                                           --          --                --         (7,282)            --        (7,282)
                                                   ------       -----        ----------    -----------        -------      --------
BALANCES - DECEMBER 31, 1997                        5,108          51           231,221       (147,757)            --        83,515
   Issuance of Common Stock                            29          --               434             --             --           434
   Repurchase of Common Stock                        (121)         (1)           (1,707)            --             --        (1,708)
   Net income                                          --          --                --            212             --           212
   Dividends                                           --          --                --         (3,817)            --        (3,817)
                                                   ------       -----        ----------    -----------        -------      --------
BALANCES - DECEMBER 31, 1998                        5,016       $  50        $  229,948    $  (151,362)       $    --      $ 78,636
                                                   ======       =====        ==========    ===========        =======      ========

(a) Amounts have been restated to reflect the impact of the one-for-five reverse stock split, which was approved by the Company's stockholders in November 1997.

                 See Notes to Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                  Year Ended December 31,
                                                                         -----------------------------------------
                                                                            1998            1997           1996
                                                                         ---------       ---------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $     212       $   7,254       $   9,673
   Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and amortization                                          5,962           1,437              --
     Minority interest in Operating Partnership                                60             (62)             --
     Equity in earnings of Commercial Assets                                 (917)         (3,663)         (1,875)
     Costs incurred to acquire management contract                          2,073           6,105              --
     Accrued interest on participating mortgages                             (566)             --              --
     Amortization of non-agency MBS bonds                                      --             469           2,998
     Equity in earnings of real estate joint ventures                          --            (466)             --
     Elimination of dividend equivalent rights                                 --              --             825
     Increase in other assets                                                 (83)           (647)           (148)
     Increase (decrease) in accounts payable and accrued liabilities          100             (12)            197
     Gain on sale of assets                                                    --          (6,484)             --
                                                                          -------         -------         -------
       Net cash provided by operating activities                            6,841           3,931          11,670
                                                                          -------         -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of real estate                                                (57,832)        (31,502)             --
   Investments in participating mortgages, net                             (1,611)             --              --
   Investments in and advances to real estate joint ventures                   --         (14,842)             --
   Capital replacements                                                      (531)            (55)             --
   Dividends from Commercial Assets                                         1,077           3,065           1,988
   Acquisition of non-agency MBS bonds                                         --              --         (15,893)
   Principal collections and indemnifications on non-agency
     MBS bonds                                                                 --             547           3,151
   Distributions from real estate joint ventures                               --             459              --
   Proceeds from the restructuring of assets                                   --          69,807              --
                                                                        ---------       ---------       ---------
     Net cash provided by (used in) investing activities                  (58,897)         27,479         (10,754)
                                                                        ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of Common Stock dividends                                       (3,817)         (7,282)         (9,128)
   Payment of distributions to minority interest in Operating
     Partnership                                                           (1,099)           (467)             --
   Proceeds (paydowns) from secured short-term financing                   10,500          (3,000)          3,000
   Proceeds from secured notes payable borrowings                          30,280              --              --
   Payment of loan costs, including costs from interest rate hedges        (2,060)             --              --
   Principal paydown on secured long-term notes payable                      (451)           (196)             --
   Repurchase of Common Stock                                              (1,708)             --              --
   Proceeds from the issuance of Common Stock                                  35             920             301
                                                                       ----------      ----------      ----------
     Net cash provided by (used in) financing activities                   31,680         (10,025)         (5,827)
                                                                       ----------      ----------      ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $    1,426      $   21,802      $      417
                                                                       ==========      ==========      ==========

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

Prior to 1997, the Company owned debt interests in residential mortgage loan securitizations collateralized by pools of non-conforming (non-agency guaranteed) single-family mortgage loans ("non-agency MBS bonds"). In February 1997, the Company decided to resecuritize the Company's asset base and redeploy its assets in an attempt to both reduce risks associated with the Company's non-agency MBS bonds and maximize long-term, risk-adjusted returns to stockholders. In March 1997, under the first step of such plan, the Company transferred its portfolio of non-agency MBS bonds into an owner trust in a structured transaction in which the Company received $67,671,000 cash proceeds and retained a small residual interest. Subsequently, the Company has acquired interests in 23 manufactured home communities and two recreational vehicle parks with 4,640 developed homesites, 890 sites ready for homes, 1,960 sites available for future development and 180 recreational vehicle sites.

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

Rental Properties and Depreciation

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of December 31, 1998, management believes that no impairments exist based on periodic reviews. No impairment losses were recognized for the years ended December 31, 1998, 1997 and 1996.

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

Investments in Participating Mortgages

The Company has loans secured by real estate which provide for an interest rate return plus up to 50% of net profits, cash flows and sales proceeds from the secured real estate. The Company accounts for these investments as loans when
(a) the Company does not have an interest in the borrower and either (b) the borrower has a substantial equity investment in the real estate collateral or
(c) the Company has recourse to other substantial tangible assets of the borrower. As such, the Company records interest income based on the rate provided for in the loan and records its share of any net profits or gains from the sale of the underlying real estate when realized. If the above requirements are not met, then the loan is accounted for as an equity investment in real estate under the equity method of accounting.

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

Earnings Per Share

Basic earnings per share for 1998, 1997 and 1996 are based upon the weighted-average number of shares of Common Stock outstanding during each such year. Diluted earnings per share reflect the effect of dilutive, unexercised
stock  options  of  19,000,   39,000  and  86,000  for  1998,   1997  and  1996,
respectively. In November 1997, the Company's stockholders approved a one-for-five reverse split of the Common Stock. Accordingly, all historical weighted-average share and per share amounts have been restated to reflect the reverse stock split.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments with an initial maturity of three months or less are considered to be cash and cash equivalents. The Company made interest payments of $1,975,000, $349,000 and $72,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Non-cash investing and financing activities for 1998, 1997 and 1996 were as follows (in thousands):


                                                                         1998               1997             1996
                                                                       ---------         ---------        ---------
Issuance of OP Units for:

     Real estate acquisitions                                          $  2,145          $  10,922        $     --
     Acquisition of former manager                                        2,073             11,692              --
     Participating mortgages                                                 17                 --              --
Issuance of Common Stock for:
     Real estate acquisitions                                                --              1,250              --
     Services                                                               120                101              --
     Notes receivable                                                       279                 --              --
     Elimination of dividend equivalent rights                               --                 --             825
     Dividend equivalent rights                                              --                 --              87
Assumption of secured notes payable as consideration for real
  estate acquisitions                                                        --             10,873              --
Real estate acquired under earn-out agreements                               52                 --              --
Unrealized holding gains and losses on debt securities                       --              5,093           5,850
Receivables from minority interest in subsidiaries                          337                 --              --
Restructure of investments in and notes receivable from real
  estate joint ventures into participating mortgages                     25,415                 --              --


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

C.       Investments in Manufactured Home Communities

During 1998, the Company acquired seven manufactured home communities with approximately 1,730 developed sites, 60 sites ready for homes and 170 sites available for development. Total investment was $59,977,000 consisting of $57,832,000 of cash and $2,145,000 of OP Units.

During 1997, the Company acquired nine manufactured home communities and one recreational vehicle park with approximately 1,800 developed sites and 100 recreational vehicle sites. Total consideration paid for these communities and related manufactured home community management contracts was $43,974,000, consisting of $20,929,000 of cash, $10,922,000 of OP Units, $10,873,000 of assumed debt, and $1,250,000 of Common Stock. These investments are recorded as real estate. In addition, the Company made $25,415,000 of participating mortgages secured by eight manufactured home communities and one recreational vehicle park with approximately 1,000 developed sites, 300 recreational vehicle sites, 800 sites ready for homes and 1,800 sites available for future development. These investments are recorded as participating mortgages.

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


                                                                                       1998                  1997
                                                                                   ----------            ----------
Revenues                                                                           $   18,455            $   18,555
                                                                                   ==========            ==========

Loss before gain on restructuring of bonds and minority interest                   $     (223)           $   (5,312)
Gain on restructuring of bonds                                                             --                 8,855
Minority interest in Operating Partnership                                                 49                  (779)
                                                                                   ----------            ----------
Net income (loss)                                                                  $     (174)           $    2,764
                                                                                   ==========            ==========

Basic earnings per share                                                           $     (.03)           $      .56
                                                                                   ==========            ==========

Diluted earnings per share                                                         $     (.03)           $      .55
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

E.       Investments in Participating Mortgages

As of December 31, 1997, the Company had non-recourse notes receivable of $15,872,000 from joint ventures in which the Company owned a 50% joint venture interest. Effective January 1, 1998, the Company sold its interest in the various joint ventures to the other venturer and consolidated the various notes into a single note secured by a number of manufactured home communities. The note bears 10% interest, matures in 20 years and provides for additional advances up to a maximum of $20,000,000. In addition, the Company receives additional interest up to 50% of the borrower's profit from such communities.

The following table presents unaudited summary financial information of the borrower with respect to the above participating mortgage as of and for the year ended December 31, 1998 (in thousands):

                                                                (unaudited)
Rental and other property revenues                               $  1,783
Property operation expenses                                        (1,018)
Depreciation                                                         (419)
                                                                 --------
Income from rental property operations                                346
                                                                 --------

Net loss                                                           (1,069)

Real estate, net of accumulated depreciation                       20,421
Total assets                                                       26,921
Secured notes payable                                              26,757
Partners' deficit                                                  (1,334)
Total liabilities and partners' deficit                            26,921

In addition, the Company has non-recourse, mortgage loans secured by two contiguous manufactured home communities and one recreational vehicle park in Arizona. The first mortgage loan bears 10% interest. The second mortgage loan accrues 15% interest and paid 9% interest through July 1998, with the pay rate increasing 1% annually for three years to a maximum of 12% per annum. The third mortgage loan accrues 15% interest and is payable from any cash flows in excess of the above amounts. These loans mature in April 2001. The Company receives additional interest of 3% of gross revenues, increasing to 11% of gross revenues in the event of a refinancing of the debt on the communities, and 50% of net proceeds from a sale or refinancing of the communities. In 1997, the mortgage loans were accounted for as an equity investment in real estate. Effective January 1, 1998, the Company reclassified the investment to participating mortgages.

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

Summarized financial information of CAX as reported by CAX is (in thousands):

Balance Sheets                                                              December 31,
                                                               ---------------------------------
                                                                     1998                1997
                                                               ----------------    --------------
Cash and cash equivalents                                        $     3,292          $    74,153
Short-term investments                                                45,066                   --
Real estate                                                           13,908                   --
Investment in participating mortgages                                  9,328                   --
Other assets                                                           6,640                3,995
                                                                 -----------          -----------
Total assets                                                          78,234               78,148
Total liabilities                                                        980                  443
                                                                 -----------          -----------
Stockholders' equity                                             $    77,254          $    77,705
                                                                 ===========          ===========



Statements of Income                                                        Year Ended December 31,
                                                                    ------------------------------------------
                                                                      1998              1997             1996
                                                                    -------           -------          -------
Income from participating mortgages and leases                     $     537         $      --         $    --
CMBS bonds                                                               161             9,172           9,838
Interest and other income                                              3,874               945             319
General and administrative                                              (420)             (519)           (805)
Management fees                                                          (87)           (1,678)         (1,425)
Elimination of dividend equivalent rights                                 --                --            (966)
Interest expense                                                          --                --              (2)
Acquisition fees                                                        (124)               --              --
Reserve for costs related to previously considered investments          (500)               --              --
Gain on restructuring of bonds                                            --             5,786              --
                                                                   ---------         ---------         -------
Net income                                                         $   3,441         $  13,706         $ 6,959
                                                                   =========         =========         =======

G.       Secured Long-Term Notes Payable

The following table summarizes the Company's secured long-term notes payable, all of which are non-recourse to the Company (in thousands):

                                                                          December 31,
                                                              -------------------------------------
                                                                  1998                   1997
                                                              --------------         --------------
8.25% fixed rate notes maturing in October 2000                 $   4,519              $   4,805
7.50% fixed rate notes maturing in October 2000                     5,707                  5,872
6.50% fixed rate notes maturing in December 2018                   30,280                     --
                                                                ---------              ---------
                                                                $  40,506              $  10,677
                                                                =========              =========

In 1998, the Company entered into an interest rate lock agreement in connection with expected debt financing. The agreement had an aggregate notional value of $32,200,000, fixed the interest rate on the expected debt at 6.8% and was settled in September 1998. The Company realized a loss on the hedge of $802,000 which was deferred and is being amortized over the terms of the related notes payable as a charge to interest expense.

Real estate assets which secure the secured notes payable had a net book value of $76,993,000 at December 31, 1998. The Company has $37,000 in escrow for real estate taxes on the secured notes payable at December 31, 1998.

Scheduled principal payments after December 31, 1998 for the secured notes payable are (in thousands):

                   1999                                $   1,237
                   2000                                   10,567
                   2001                                      869
                   2002                                      927
                   2003                                      989
                   Thereafter                             25,917
                                                       ---------
                                                       $  40,506
                                                       =========

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

M.       Non-agency MBS Bonds

In March 1997, the Company resecuritized its portfolio of retained interests in prior securitizations that are in the form of non-agency MBS bonds by transferring them to a trust in which it retained the residual interest and having the trust sell nonrecourse debt securities representing senior interests in the trust's assets. The Company realized net proceeds of $67,671,000 and recorded a net gain of $5,287,000 from the sale. The Company's retained residual interest in the trust represents the first-loss class of the portfolio, and accordingly, no carrying value was assigned to it because it was not practical to estimate its fair value given the high risk and unpredictable nature of the future cash flow expected to be attributed to the retained residual interests. During 1997, the Company recognized $2,966,000 of interest income from the non-agency MBS bonds of which $966,000 was from the retained residual interest. The Company recorded revenues of $50,000 from the retained residual interest during 1998. As of December 31, 1998 and 1997, the Company did not believe that it would receive any incremental, material cash flows. Given that circumstance, the Company estimated the fair value of its retained residual interests at zero at those subsequent reporting dates. Consistent with those estimates, the Company has not received any material cash flows from the resecuritized assets. The trustee notified the Company that its retained residual interest had been eliminated because of the extent of allocated realized losses on the underlying assets of the trust (the non-agency MBS bonds). Therefore, the value of the retained residual interest was determined to be zero.

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

Presented below is a summary of the changes in stock options for the three years ended December 31, 1998.

                                                                    Weighted Average
                                                                     Exercise Price                  Shares
                                                                     --------------                  ------

Outstanding-December 31, 1995                                            $  19.00                    194,000

     Granted                                                                16.32                    126,000
     Exercised                                                               7.05                    (43,000)
     Expired                                                                39.74                    (70,000)
                                                                         --------                -----------
Outstanding-December 31, 1996                                               12.86                    207,000

     Granted                                                                18.12                     21,000
     Exercised                                                              14.93                    (62,000)
     Expired                                                                16.67                    (14,000)
                                                                         --------                -----------
Outstanding-December 31, 1997                                               14.44                    152,000

     Granted                                                                19.31                    704,000
     Exercised                                                              13.85                    (23,000)
                                                                         --------                -----------
Outstanding-December 31, 1998                                            $  18.57                    833,000
                                                                         ========                ===========

As of December 31, 1998, outstanding options have the following ranges of exercise prices and weighted average remaining lives:


                                                        Ranges of Exercise Prices
                                              ---------------------------------------------------

                                              $5.95 to $8.41         $11.87         $15.62-$19.37       All Ranges
                                              --------------         ------         -------------       ----------
Outstanding stock options:
    Number of options                             21,000              18,000            794,000           833,000
    Weighted average exercise price                $7.53              $11.87             $19.01            $18.57
    Weighted average remaining life             0.60 years         1.40 years          8.43 years        8.10 years
Exercisable stock options:
    Number of options                             21,000              18,000            112,000           151,000
    Weighted average exercise price                $7.53              $11.87             $16.82            $14.95
    Weighted average remaining life             0.60 years         1.40 years          4.03 years        3.20 years

Options granted to date vest over various periods up to four years. As of December 31, 1998, 1997 and 1996, 151,000, 138,000 and 145,000, respectively, of the outstanding options were exercisable. As of December 31, 1998, 1997 and 1996, the weighted average exercise price of exercisable options was $14.95, $14.16 and $12.71, respectively.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using an option-pricing model with the following weighted average assumptions:


                                                                    1998               1997                1996
                                                              ---------------     --------------     ----------------
Range of risk free interest rate                                    6.0%                6.2%           6.4% to 7.3%
Expected dividend yield                                             7.0%                9.5%               9.2%
Volatility factor of the expected market price of the
   Company's common stock                                         0.280               0.250               0.250
Weighted average expected life of options                       8.0 years           4.5 years           4.5 years


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for per share data):

                                                                              1998            1997           1996
                                                                          ------------    ------------    -----------
Pro forma net income                                                        $  138          $7,219         $  9,589
Pro forma earnings per share:
    Basic                                                                   $ 0.03          $ 1.44         $   1.95
    Diluted                                                                 $ 0.03          $ 1.43         $   1.93

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


                                                                    Three Months Ended
                                        ----------------------------------------------------------------------------
1998                                      December 31,       September 30,           June 30,          March 31,
--------------------------------------- ------------------ ------------------ ------------------ -------------------
Revenues                                     $    4,840          $   4,436          $   3,419          $   3,255
Income from rental property operations            2,023              1,995              1,570              1,341
Net income (loss)                                   408             (1,368)               627                545
Basic earnings (loss) per share                    0.08              (0.27)              0.12               0.11
Diluted earnings (loss) per share                  0.08              (0.27)              0.12               0.11
Dividends per share                                0.25               0.25               0.25                 --
Closing stock prices 1
   High                                        14-15/16            17-5/16            19-5/16             20-7/8
   Low                                           12-1/8            13-5/16             15-7/8                 16
Weighted-average common shares outstanding        5,030              5,123              5,115              5,109
Weighted-average common shares and
   common shares equivalents outstanding          5,041              5,123              4,142              5,143

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

(1)  As reported on the NYSE Composite Tape.

                           ASSET INVESTORS CORPORATION

                                  SCHEDULE III

                    Real Estate and Accumulated Depreciation

                                December 31, 1998

                         (In Thousands Except Site Data)


                                                                                                     December 31, 1998
                                                                                    ------------------------------------------------
                                                                           Cost                                     Total
                                                                         Capital-                                    Cost
                                                           Initial Cost    ized        Total Cost                   Net of
                                                        ---------------- Subsequ- ----------------------  Accumu-  Accumu-
                                                 Number       Buildings    uent         Buildings          lated    lated
                 Date                     Year     of           and         to             and            Depreci- Depreci- Encum-
 Property Name Acquired  Location      Developed Sites Land Improvements Acquis. Land Improvements Total   ation    ation  brances
 -----------------------------------------------------------------------------------------------------------------------------------
Brentwood West  1998 Mesa, AZ         1972/1987  350  $1,050 $ 12,768   $    3  $1,050  $12,771  $13,821   $  301 $13,520  $  6,930
Caribbean Cove  1998 Orlando, FL         1984    286     858    7,952       38     858    7,990    8,848      149   8,699        --
Cardinal Court  1997 Largo, FL        1959/1965  138     414    1,829       --     414    1,829    2,243      132   2,111        --
Forest View     1997 Homosassa, FL    1987/1997  180     927    1,950       78     927    2,028    2,955      142   2,813        --
Gulfstream      1998 Orlando, FL      1980/1988  861   2,664   20,976      158   2,664   21,134   23,798      382  23,416    18,450
Marina Dunes    1997 Marina, CA          1979     65     195    3,572       11     195    3,583    3,778      165   3,613        --
Mullica Woods   1998 Egg Harbor  City,   1985     90     270    3,399       18     270    3,417    3,687      115   3,572        --
Park Royale     1997 Pinellas Park, FL   1971    258     927    5,221       --     927    5,221    6,148      354   5,794     2,210
Pinewood        1997 St.   Petersburg,   1976    220     660    4,534       --     660    4,534    5,194      213   4,981     2,695
Pleasant Living 1997 Riverview, FL       1979    245     726    5,079      133     726    5,212    5,938      241   5,697     3,013
Salem Farm      1998 Bensalem, PA        1988     28      84    1,307       --      84    1,307    1,391       44   1,347        --
Serendipity     1998 Ft. Myers, FL    1971/1974  338   1,014    7,635       80   1,014    7,715    8,729      179   8,550     4,900
Stonebrook      1997 Homosassa, FL    1987/1997  118     654    1,483       15     654    1,498    2,152      111   2,041        --
Sun Valley      1997 Tarpon   Springs,   1972    261     783    5,974        9     783    5,983    6,766      402   6,364     2,308
Westwind I      1997 Dunedin, FL         1970    195      --    3,226       26      --    3,252    3,252      225   3,027        --
Westwind II     1997 Dunedin, FL         1972    189      --    3,210       31      --    3,241    3,241      223   3,018        --
                                               --------------------------------------------------------- ---------------------------
           Total                               3,822 $11,226  $90,115     $600  $11,226 $90,715 $101,941   $3,378 $98,563   $40,506
                                               =====================================================================================


                           ASSET INVESTORS CORPORATION
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                For the Years Ended December 31, 1998, 1997, 1996
                                 (in thousands)

                                                                                     Year Ended December 31,
                                                                           ------------------------------------------
                                                                             1998              1997             1996
                                                                           --------          -------          -------
Real Estate

    Balance at beginning of year                                          $   41,419        $      --         $    --
    Additions during the year:
       Real estate acquisitions                                               59,977           41,364              --
       Additions                                                                 583               55              --
       Dispositions                                                              (38)              --              --
                                                                          ----------        ---------         -------
    Balance at end of year                                                $  101,941        $  41,419         $    --
                                                                          ==========        =========         =======


Accumulated Depreciation

    Balance at beginning of year                                          $     (693)       $      --         $    --
    Additions during the year:
       Depreciation                                                           (2,685)            (693)             --
       Dispositions                                                               --               --              --
                                                                          ----------        ---------         -------
    Balance at end of year                                                $   (3,378)       $    (693)        $    --
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

                           ASSET INVESTORS CORPORATION
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1998
                                 (in thousands)

                                                                                                           Principle
                                                                                                           Amount of
                                                                                                             Loans
                                                                                                           Subject to
                                        Final      Periodic                  Face         Carrying         Delinquent
                         Interest      Maturity    Payment     Prior      Amount of       Amount of       Principal or
    Description           Rate          Date        Terms      Liens      Mortgages       Mortgages        Interest
---------------------  ------------  ----------  ----------  ---------  --------------  ---------------  ---------------
Lost Dutchman              (1)          4/2001        (1)    $     --   $    10,261     $     10,769     $          --
CADC (2)                   10%          2/2018        (2)       5,654        16,716           16,835                --
                                                             ---------  --------------  ---------------  ---------------
                                                             $  5,654   $    26,977     $     27,604     $          --
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

                           ASSET INVESTORS CORPORATION
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1998
                                 (in thousands)

                                                                                     Year Ended December 31,
                                                                           ------------------------------------------
                                                                             1998              1997             1996
                                                                           --------          -------          -------

    Balance at beginning of period                                        $       --        $      --         $    --

    Additions during period:
       Investments in participating mortgages                                  5,072               --              --
       Accrued interest                                                        3,204               --              --
       Restructure of investment in and notes receivable from real
    Deductions during period:
       Collections of principal                                               (3,450)              --              --
       Collections of interest                                                (2,458)              --              --
       Amortization of loan costs                                                (30)              --              --
       Reserve for uncollected interest                                         (149)              --              --
                                                                          ----------        ---------         -------

    Balance at close of period                                            $   27,604        $      --         $    --
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

                                                            /s/ERNST & YOUNG LLP
Denver, Colorado
January 29, 1999

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)


                                                                     December 31,
                                                             ---------------------------------
                                                                  1998                1997
                                                             ---------------    --------------
ASSETS

Cash and cash equivalents                                       $    3,292         $   74,153
Short-term investments                                              45,066                 --
Real estate, net of accumulated depreciation of $50                 12,628                 --
Investments in participating mortgages                               9,328                 --
Investment in real estate joint venture                              1,280                 --
Investment in and note receivable from Westrec                       4,011              1,710
CMBS bonds                                                           1,739              1,981
Other assets, net                                                      890                304
                                                                ----------         ----------
      Total Assets                                              $   78,234         $   78,148
                                                                ==========         ==========

LIABILITIES

Accounts payable and accrued liabilities                        $      872         $      368
Management fees payable to related parties                             108                 75
                                                                ----------         ----------
                                                                       980                443
                                                                ----------         ----------

STOCKHOLDERS' EQUITY:
Preferred stock, par value $.01 per share,  25,000
  shares authorized;  no shares outstanding                             --                 --
Common stock,  par value $.01 per share,  75,000
  shares authorized; 10,364 and 10,342 shares issued
  and outstanding, respectively                                        104                104
Additional paid-in capital                                          76,874             76,724
Retained earnings                                                      276                877
                                                                ----------         ----------
                                                                    77,254             77,705
                                                                ----------         ----------
      Total Liabilities and Stockholders' Equity                $   78,234         $   78,148
                                                                ==========         ==========


                 See Notes to Consolidated Financial Statements.

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                                         Year Ended December 31,
                                                                --------------------------------------
                                                                  1998            1997          1996
                                                                ---------      ---------      --------
RENTAL PROPERTY OPERATIONS
Income from participating mortgages and leases                  $     587      $     --       $     --
Depreciation                                                          (50)           --             --
                                                                ---------      --------       --------
Income from property operations                                       537            --             --
                                                                ---------      --------       --------

Interest and other income                                           3,874           945            319
CMBS bonds revenue                                                    161         9,172          9,838
General and administrative expenses                                  (420)         (519)          (805)
Management fees paid to manager                                       (87)       (1,678)        (1,425)
Interest expense                                                       --            --             (2)
Elimination of dividend equivalent rights                              --            --           (966)
Acquisition fees paid to manager                                     (124)           --             --
Costs related to potential marina investments                        (500)           --             --
Gain on sale of bonds                                                  --         5,786             --
                                                                ---------      --------       --------

NET INCOME                                                      $   3,441      $ 13,706      $   6,959
                                                                =========      ========      =========

BASIC AND DILUTED EARNINGS PER SHARE                            $     .33      $   1.32      $     .68
                                                                =========      ========      =========

DIVIDENDS DECLARED PER SHARE:
   Regular dividends                                            $     .39      $    .68      $     .68
   Special dividends                                                   --           .26            .04
   Capital gain dividends                                              --           .17             --
                                                                ---------      --------      ---------
                                                                $     .39      $   1.11      $     .72
                                                                =========      ========      =========

Weighted-Average Common Shares Outstanding                         10,357        10,332         10,247

Weighted-Average Common Shares and Common Share

  Equivalents Outstanding                                          10,372        10,371         10,254


                 See Notes to Consolidated Financial Statements.

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1998, 1997 and 1996

                                 (In thousands)


                                                                                       Retained
                                                                                       Earnings

                                                                                     (Dividends In    Accumulated

                                                    Common Stock      Additional       Excess of        Other          Total
                                                    ------------       Paid-In        Accumulated    Comprehensive  Stockholders'
                                               Shares      Amount      Capital         Earnings)        Income         Equity
                                               ------      ------      -------          ---------       ------          ------
BALANCES - DECEMBER 31, 1995                   10,142      $  102    $  75,523         $   (915)        $(4,245)       $  70,465

Comprehensive Income
    Net income                                     --          --           --            6,959              --            6,959
    Unrealized appreciation of CMBS bonds          --          --           --               --             856              856
                                              -------      ------    ---------         --------         -------        ---------
       Comprehensive Income                        --          --           --            6,959             856            7,815
                                              -------      ------    ---------         --------         -------        ---------
Issuance of common stock                          174           1        1,036               --              --            1,037
Dividends                                          --          --           --           (7,398)             --           (7,398)
                                              -------      ------    ---------         --------         -------        ---------
BALANCES - DECEMBER 31, 1996                   10,316         103       76,559           (1,354)         (3,389)          71,919

Comprehensive Income
    Net income                                     --          --           --           13,706              --           13,706
    Reversal of unrealized holding losses upon
      restructuring of bonds
       Comprehensive Income                        --          --           --           13,706           3,389           17,095
                                              -------      ------    ---------         --------         -------        ---------
Issuance of common stock                           26           1          165               --              --              166
Dividends                                          --          --           --          (11,475)             --          (11,475)
                                              -------      ------    ---------          -------         -------        ---------
BALANCES - DECEMBER 31, 1997                   10,342         104       76,724              877              --           77,705
Issuance of common stock                           22          --          150               --              --              150
Net income                                         --          --           --            3,441              --            3,441
Dividends                                          --          --           --           (4,042)             --           (4,042)
                                              -------      ------    ---------         --------         -------        ---------
BALANCES - DECEMBER 31, 1998                   10,364      $  104    $  76,874         $    276         $    --        $  77,254
                                              =======      ======    =========         ========         =======        =========


                 See Notes to Consolidated Financial Statements.

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                                                  Year Ended December 31,
                                                                      ------------------------------------------
                                                                         1998             1997            1996
                                                                      -----------      -----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $  3,441         $ 13,706        $  6,959
Adjustments to reconcile net income to net cash flows from
   operating activities:
   Amortization of premium/discount on CMBS bonds and short-term
      investments                                                          274           (2,381)         (2,155)
   Accrued income on participating mortgages and leases                   (443)              --              --
   Depreciation                                                             50               --              --
   Gain on sale of bonds                                                    --           (5,786)             --
   Issuance of common stock for dividend equivalent rights                  --               --             941
   Increase in accounts payable and accrued liabilities                    537              216             157
   Decrease (increase) in other assets                                    (154)          (1,327)             18
                                                                      --------         --------        --------
     Net cash provided by operating activities                           3,705            4,428           5,920
                                                                      --------         --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of short-term investments                                 (91,946)              --              --
Collections on short-term investments                                   30,313               --              --
Proceeds from sale of short-term investments                            16,085               --              --
Investments in participating mortgages, net                             (8,959)              --              --
Purchases of real estate                                               (12,671)              --              --
Capital replacements                                                        (7)              --              --
Investments in Westrec                                                  (2,301)              --              --
Investment in real estate joint venture                                 (1,280)              --              --
Proceeds from restructuring of bonds                                        --           77,693              --
Collections on CMBS bonds                                                  242               --           9,857
Acquisitions of CMBS bonds                                                  --           (4,801)             --
                                                                      --------         --------        --------
     Net cash provided by (used in) investing activities               (70,524)          72,892           9,857
                                                                      --------         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                          (4,042)         (11,475)         (7,398)
Proceeds from the issuance of Common Stock                                  --               31              --
Paydowns on short-term financing                                            --               --            (700)
                                                                      --------         --------        --------
     Net cash used in financing activities                              (4,042)         (11,444)         (8,098)
                                                                      --------         --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (70,861)          65,876           7,679

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          74,153            8,277             598
                                                                      --------         --------        --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $  3,292         $ 74,153        $  8,277
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

Prior to 1998, the Company owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). The CMBS bonds were issued in commercial mortgage loan securitizations involving multi-class issuances of debt securities which were secured and funded as to the payment of principal and interest by a specific group of mortgage loans on multi-family or other commercial real estate. In 1997, the Company decided to resecuritize its asset base and cease to invest in subordinate CMBS bonds. In November 1997, the Company resecuritized its subordinate CMBS bond portfolio by selling or redeeming its various CMBS bonds. The sale resulted in the Company receiving $77,693,000 cash and retaining a residual interest in an owner trust arising from the resecuritization transaction (see Note H). The Company temporarily invested the proceeds from such sale in government securities and short-term investments until the Company decided what class of assets to reinvest such funds in.

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

Real Estate and Depreciation

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of December 31, 1998, management believes that no impairment losses exist based on periodic reviews. No impairment losses were recognized in 1998.

Depreciation is computed using the straight line method over an estimated useful life of 25 years for land improvements and buildings. Significant renovations and improvements, which improve or extend the useful life of the asset, are capitalized and depreciated over the remaining estimated life. Maintenance, repairs and minor improvements are expensed as incurred.

Investments in Participating Mortgages

The Company has loans secured by real estate which provide for an interest rate return plus up to 50% of net profits, cash flows and sales proceeds from the underlying real estate. The Company accounts for these investments as loans when
(a) the Company does not have an interest in the borrower and either (b) the borrower has a substantial equity investment in the real estate collateral or
(c) the Company has recourse to other substantial tangible assets of the borrower. As such, the Company records interest income based on the rate provided for in the loan and records its share of any net profits or gains from the sale of the underlying real estate when realized. If the above requirements are not met, then the loan is accounted for as an equity investment in real estate under the equity method of accounting.

Investment in Real Estate Joint Venture

An investment in a real estate joint venture in which the Company does not control the joint venture's activities is accounted for under the equity method of accounting.

Investment in and Note Receivable from Westrec

The Company classifies its investment in and note receivable from Westrec as available-for-sale and carries this at estimated fair value in the financial statements. The Company believes that the contractual amounts provided for in the note receivable and the agreement under which the Company can sell its shares of Westrec common stock approximates fair value at December 31, 1998.

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

Earnings Per Share

Basic earnings per share for 1998, 1997 and 1996 are based upon the weighted-average number of shares of Common Stock outstanding during each such year. Diluted earnings per share reflect the effect of dilutive, unexercised stock options of 15,000, 39,000 and 7,000 in 1998, 1997 and 1996, respectively.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments are considered to be cash and cash equivalents. The Company paid interest expense in cash of $8,000 in 1996. The Company paid no interest expense in 1998 or 1997.

Non-cash investing and financing activities for 1998, 1997 and 1996 were as follows (in thousands):


                                                                     1998              1997             1996
                                                                   --------          --------         --------
Principal collections on CMBS bonds transferred to restricted
    cash                                                            $    --           $ 6,227          $ 1,214
Unrealized holding gains and losses on CMBS bonds                        --             3,389              856
Issuance of Common Stock for services                                   150               135               --
Distributions of Common Stock pursuant to dividend equivalent
    rights                                                               --                --               96
Issuance of Common Stock as consideration for the elimination
    of dividend equivalent rights                                        --                --              941


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

C.       Short-term Investments

During 1998, the Company acquired short-term investments consisting of mortgage-backed bonds guaranteed by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. These investments are classified as available-for-sale, and the fair market value at December 31, 1998 approximates the carrying value of $45,066,000. During 1998, the Company had no unrealized gains (losses) on these investments. The Company had $16,085,000 in proceeds from the sale of short-term investments during 1998 and realized no gains (losses) from such sales. The Company determined its basis in these sold investments using the specific identification method. At December 31, 1998, these investments had the following maturities:

                                 Amount Maturity

                    ------------------    ---------------
                      $10,548,000              2000
                      $14,971,000              2003
                      $19,547,000              2022

D.       Investments in Manufactured Home Communities

During 1998, the Company paid $12,671,000 to acquire two manufactured home communities with approximately 300 developed homesites, 50 sites ready for homes and 940 sites available for future development. These investments are recorded as real estate.

The Company also made $8,959,000 of participating mortgages involving three manufactured home communities and adjacent land involving approximately 340 developed homesites and 210 sites available for future development. These non-recourse mortgages are secured by the three manufactured home communities, adjacent land, commercial real estate, two additional manufactured home communities and one recreational vehicle park. These investments are recorded as participating mortgages.

Finally, the Company invested $1,280,000 in a real estate joint venture involving a manufactured home community with 30 sites available for future development. The Company accounts for this as an investment in real estate joint venture since the other party to the venture controls the activities of the venture.

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


                                                                                     1998                    1997
                                                                                   ----------             ----------
Revenues (income from participating mortgages and leases, interest
    income and CMBS bonds revenues)                                                $    5,375             $    6,693
                                                                                   ==========             ==========

Income before gain on restructuring of bonds                                       $    3,724             $    5,529
Gain on restructuring of CMBS bonds                                                        --                  6,069
                                                                                   ----------             ----------
Net income                                                                         $    3,724             $   11,598
                                                                                   ==========             ==========

Basic and diluted earnings per share                                               $      .36             $     1.12
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

E.       Investments in Participating Mortgages

As of December 31, 1998, the Company has investments in participating mortgages secured by three manufactured home communities and adjoining land. The non-recourse notes accrue interest at 15% per annum and pay interest at 9% per annum through August 1999, with the pay rate increasing 1% each year thereafter to a maximum of 12% per annum. The loans mature in September 2007. The Company also receives additional interest of 50% of the net profits and cash flows from the properties. In addition, as of December 31, 1998, the Company has investments in participating mortgages secured by individual homes and home sites within two manufactured home communities. These mortgages accrue interest at 10% and pay interest from the cash flows from the homesites. The Company also receives additional interest of 50% of the net profits and cash flows from the homesites. As of December 31, 1998, the Company had investments in participating mortgages of $9,328,000 and income of $451,000 from these mortgages during 1998.

The following table provides unaudited summary financial information of the borrower with respect to these participating mortgages for the period from August 1998 (date of participating mortgages) to December 31, 1998 (in thousands):

                                                                     (unaudited)
Rental and other property revenues                                   $      458
Property operation expenses                                                (234)
Depreciation expense                                                        (31)
                                                                     ----------
Income from rental property operations                                      193
                                                                     ----------
Net loss                                                                   (108)

F.       Real Estate

Real estate at December 31, 1998, is as follows (in thousands):

Land                                                                 $    3,798
Land improvements and buildings                                           8,880
                                                                     ----------
                                                                          12,678

Less accumulated depreciation                                               (50)
                                                                     ----------

Investment in real estate, net                                       $   12,628
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

H.     CMBS Bonds

In November 1997, the Company resecuritized its portfolio of retained interests in prior securitizations that are in the form of CMBS bonds. Nine bonds were sold, one bond was redeemed and the remaining two CMBS bonds were resecuritized by transferring the bonds and related restricted cash to an owner trust in which the Company retained a residual interest. In a private placement, the trust then sold debt securities representing senior interests in the trust's assets. The Company recorded the resecuritization of its portfolio as a sale. The Company received $77,693,000 in cash proceeds and recorded a $5,786,000 gain from the sale. The Company determined its basis in the CMBS bonds using the specific identification method. The Company paid $426,000 in incentive fees to its manager in connection with the sale. These incentive fees were netted against the gain.

The estimated fair value of the residual interest retained by the Company was $2,000,000. During 1998, the Company received $403,000 of which $242,000 was recorded as a reduction in the net book value of the retained residual interest, resulting in a net book value of $1,739,000 which the Company believes approximates fair market value at December 31, 1998. The Company had no unrealized gains (losses) on its CMBS bonds at December 31, 1998 and 1997. The maturity dates of the CMBS bonds range from 2001 to 2004 and the Company had no sales of CMBS bonds during 1998 or 1996.

In 1997, three mortgages underlying one of the Company's CMBS bonds were prepaid. As a result of the prepayment, the Company recognized $482,000 of income from a prepayment penalty received and $2,305,000 of income from accelerated discount amortization.

I.       Investment in and Note Receivable from Westrec

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
                                                    ======          ==========

Options granted to date vest over various periods up to two years. As of December 31, 1998, 1997 and 1996, 445,000, 660,000 and 454,000, respectively, of the outstanding options were exercisable. As of December 31, 1998, 1997 and 1996, the weighted average exercise price of exercisable options was $6.22, $6.78 and $6.78, respectively.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using an option-pricing model with the following weighted average assumptions:


                                                                 1998                 1997                 1996
                                                           ----------------     ----------------     ----------------
Range of risk free interest rate                                 6.0%                 6.2%             6.1% to 7.2%
Expected dividend yield                                          8.0%                 8.0%                 9.8%
Volatility factor of the expected market price of the
   Company's common stock                                      0.280                0.156                 0.150
Weighted average expected life of options                    10.0 years            4.2 years            4.2 years


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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for per share data):


                                                                              1998            1997           1996
                                                                          ------------    ------------    -----------
Pro forma net income                                                        $3,402          $ 13,670       $  6,932
Pro forma basic and diluted earnings per share                              $ 0.33          $   1.32       $   0.68


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

Fees paid to the manager during 1998, 1997 and 1996 were (in thousands):


                                      1998               1997               1996
                                  --------------    ---------------     --------------
Base Fees                            $   87            $    598           $    654
Acquisition Fees                        124                  23                 --
Incentive Fees                           --               1,024                713
Administrative Fees                      --                  56                 58
                                     ------            --------           --------
                                     $  211            $  1,701           $  1,425
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


                                                                           Three Months Ended,
                                                    -----------------------------------------------------------------
                                                     December 31,     September 30,      June 30,         March 31,
                                                     ------------     -------------  --------------  ---------------
1998
---------------------------------------------------------------------------------------------------------------------
Income from rental property operations                $     390        $    147         $     --         $     --
CMBS bonds                                                   37              40               44               40
Interest and other income                                   767           1,012            1,042            1,053
Net income                                                  967             486              986            1,002
Per share amounts:
   Basic and diluted earnings                               .09             .05              .09              .10
   Regular dividends                                        .13             .13              .13               --
   Stock prices 1
     High                                                 6-1/4           6-7/8                7                7
     Low                                                  5-1/8          5-9/16            6-1/4           6-7/16
Weighted-average common shares outstanding               10,364          10,364           10,359           10,342
Weighted-average common shares and common shares
   and common share equivalents outstanding              10,366          10,373           10,387           10,378

1997
---------------------------------------------------------------------------------------------------------------------
CMBS bonds revenue                                    $   1,512        $  3,423        $   2,193         $  2,044
Interest and other income                                   734              51               49              111
Gain on restructuring of bonds                            5,786              --               --               --
Net income                                                7,677           2,484            1,810            1,735
Per share amounts:
   Basic and diluted earnings                               .74             .24              .17              .17
   Regular dividends                                        .17             .17              .17              .17
   Special dividends                                        .26              --               --               --
   Capital gains dividends                                  .17              --               --               --
   Stock prices (1)
     High                                               7-11/16          7-3/16          6-11/16                7
     Low                                                 6-9/16           6-5/8           6-3/16            6-3/8
Weighted-average common shares outstanding               10,342          10,342           10,326           10,316
Weighted-average common shares and common share
   equivalents outstanding                               10,408          10,381           10,348           10,351
---------------------------------------------------

1     Daily closing prices as reported on the AMEX Composite Tape.

                             Commercial Assets, Inc.

                                  SCHEDULE III

                    Real Estate and Accumulated Depreciation

                                December 31, 1998

                         (In Thousands Except Site Data)


                                                                                                     December 31, 1998
                                                                                    ------------------------------------------------
                                                                           Cost                                     Total
                                                                         Capital-                                    Cost
                                                           Initial Cost    ized        Total Cost                   Net of
                                                        ---------------- Subsequ- ----------------------  Accumu-  Accumu-
                                                 Number       Buildings    uent         Buildings          lated    lated
                 Date                     Year     of           and         to             and            Depreci- Depreci- Encum-
 Property Name Acquired  Location      Developed Sites Land Improvements Acquis. Land Improvements Total   ation    ation  brances
 ---------------------------------------------------------------------------------------------------------------------------------
Cypress Greens  1998   Lakeland, FL     1986    107  $  240   $1,129      $7    $  240  $1,136   $1,376    $16   $  1,360  $ --

Riverside       1998   Ruskin, FL       1984  1,186   3,558    7,744      --     3,558   7,744   11,302     34     11,268    --
                                             ------  ------  --------   ------- ------- ------  -------   ----   -------- -------
           Total                              1,293  $3,798   $8,873      $7    $3,798  $8,880  $12,678    $50    $12,628  $ --
                                             ======  ======  ========   ======= ======= ======  ========  ====   ======== =======


                             COMMERCIAL ASSETS, INC.

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                For the Years Ended December 31, 1998, 1997, 1996

                                 (in thousands)

                                                                                     Year Ended December 31,
                                                                           ---------------------------------
                                                                             1998              1997             1996
                                                                           --------          -------          ------
Real Estate

    Balance at beginning of year                                          $       --        $      --         $    --
    Additions during the year:
       Real estate acquisitions                                               12,671               --              --
       Additions                                                                   7               --              --
    Dispositions                                                                  --               --              --
                                                                          ----------        ---------         -------
    Balance at end of year                                                $   12,678        $      --         $    --
                                                                          ==========        =========         =======


Accumulated Depreciation

    Balance at beginning of year                                          $       --        $      --         $    --
    Additions during the year:
       Depreciation                                                              (50)              --              --
    Dispositions                                                                  --               --              --
                                                                          ----------        ---------         -------
    Balance at end of year                                                $      (50)       $      --         $    --
                                                                          ==========        =========         =======



See Report of Independent Auditors and accompanying notes to consolidated financial statements.

                             COMMERCIAL ASSETS, INC.

                                   SCHEDULE IV

                          MORTGAGE LOANS ON REAL ESTATE

                                December 31, 1998

                                 (in thousands)


                                                                                                            Principal
                                                                                                            Amount of

                                                                                                              Loans
                                                                                                            Subject to

                                        Final      Periodic                  Face           Carrying        Delinquent
                        Interest       Maturity    Payment     Prior       Amount of        Amount of      Principal or
    Description           Rate          Date        Terms      Liens       Mortgages        Mortgages        Interest
---------------------  ------------  ----------  ----------  ---------  --------------  ---------------  ---------------
Fiesta Village             (1)          9/2007        (1)     $   --      $   8,033       $    8,462         $      --
Savanna Club               10%          9/2018        (2)         --            822              828                --
Sun Lake                   10%          9/2018        (2)         --             38               38                --
                                                             ---------  --------------  ---------------  ---------------
                                                              $   --      $   8,893       $    9,328         $      --
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


                             COMMERCIAL ASSETS, INC.

                                   SCHEDULE IV

                          MORTGAGE LOANS ON REAL ESTATE

                                December 31, 1998

                                 (in thousands)


                                                                                     Year Ended December 31,
                                                                           -------------------------------------------
                                                                             1998              1997             1996
                                                                           --------          -------          --------
    Balance at beginning of period                                        $       --        $      --         $    --

    Additions during period:
       Investments in participating mortgages                                  8,913               --              --
       Accrued interest                                                          371               --              --
       Loan costs                                                                 70               --              --
    Deductions during period:
       Collections of principal                                                  (20)              --              --
       Collections of interest                                                    (2)              --              --
       Amortization of loan costs                                                 (4)              --              --
                                                                          ----------        ---------        --------

    Balance at close of period                                            $    9,328        $      --         $    --
                                                                          ==========        =========         =======



                                                        - 33 -
                                                    EXHIBIT INDEX

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

                  10.7 Credit Agreement dated as of September 1, 1998, between U.S. Bank National Association and Asset Investors Operating Partnership, L.P. and the Registrant (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1998, Commission File No. 1-9360, filed on March 24, 1999).

                  10.7(a) Promissory Note dated as of September 1, 1998, between U.S. Bank National Association and Asset Investors Operating Partnership, L.P. and the Registrant (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1998, Commission File No. 1-9360, filed on March 24, 1999).

                  10.8 Loan Agreement dated December 1, 1998, between AIOP Lost Dutchman Notes, L.L.C., Asset Investors Operating Partnership, L.P., the Registrant and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1998, Commission File No. 1-9360, filed on March 24, 1999).

                  10.8(a) Promissory Note dated December 30, 1998, between AIOP Lost Dutchman Notes, L.L.C., Asset Investors Operating Partnership, L.P., the Registrant and U.S. Bank National Association (incorporated herein by reference to Exhibit 10.8(a) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1998, Commission File No. 1-9360, filed on March 24, 1999).

                  10.9 Form of Promissory Note to General Electric Capital Assurance Company entered into in connection with the financing of five manufactured home communities (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1998, Commission File No. 1-9360, filed on March 24, 1999).

                  10.10 Amended and Restated Loan Agreement dated as of January 1, 1998, by and between Community Acquisition and Development Corporation, Community Casa del Mar Joint Venture, Community Sunlake Joint Venture, Community Brentwood Joint Venture, Community Savanna Club Joint Venture, Community Blue Heron Pines Corporation, Community Sunlake Corporation, Community Brentwood Corporation,

                            Community Savanna Club Corporation, Royal Palm Village, LLC and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.10 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1998, Commission File No. 1-9360, filed on March 24, 1999).

                  10.10(a) Revolving Credit Promissory Note dated as of January 1, 1998 between Community Acquisition and Development Corporation, Community Casa del Mar Joint Venture, Community Sunlake Joint Venture, Community Brentwood Joint Venture, Community Savanna Club Joint Venture, Community Blue Heron Pines Corporation, Community Sunlake Corporation, Community Brentwood Corporation, Community Savanna Club Corporation, Royal Palm Village, LLC and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.10(a) to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1998, Commission File No. 1-9360, filed on March 24, 1999).

                  21.1 List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1998, Commission File No. 1-9360, filed on March 24, 1999).

                  23.1      Independent Auditors' Consent - Ernst & Young LLP.

                  27.1      Financial Data Schedule.



* Management contract or compensatory plan or arrangement.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ASSET INVESTORS CORPORATION
                                                 (Registrant)

Date: March 8, 2000                              By  /s/David M. Becker
                                                     ------------------
                                                     David M. Becker
                                                     Chief Financial Officer