Form 10-Q/A
period 1999-09-30
ASSET INVESTORS CORP
filed 2000-03-09
CIK 804138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                  FORM 10-Q/A
                                (Amendment No. 1)

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

                                       (i)
                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS
                                                                            PAGE

PART I.  FINANCIAL INFORMATION:

       Item 1. Condensed Consolidated Financial Statements:

               Balance Sheets as of September 30, 1999 (unaudited)
               and December 31, 1998.........................................  1

               Statements of Income for the three and nine months ended
               September 30, 1999 and 1998 (unaudited).......................  2

               Statements of Cash Flows for the nine months ended
               September 30, 1999 and 1998 (unaudited).......................  3

               Notes to Financial Statements (unaudited).....................  4

       Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................... 12

PART II.  OTHER INFORMATION:

       Item 6. Exhibits and Reports on Form 8-K.............................. 26


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
                                                                                   ============          ===========


            See Notes to Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                          Three Months                        Nine Months
                                                       Ended September 30,                 Ended September 30,
                                                       -------------------                 -------------------
                                                     1999              1998              1999             1998
                                                     ----              ----              ----             ----
   Rental property operations
   Rental and other property revenues              $   3,822         $   3,280         $  11,075        $   7,132
   Interest on participating mortgages                   688               801             2,302            2,348
   Property operating expenses                        (1,341)           (1,212)           (3,991)          (2,812)
   Depreciation                                         (983)             (874)           (2,827)          (1,762)
                                                   ---------         ---------         ---------        ---------
   Income from rental property operations              2,186             1,995             6,559            4,906
                                                   ---------         ---------         ---------        ---------

   Service operations
   Property management income, net                        54                39               158              122
   Commercial Assets management fees                     134                65               418               75
   Amortization of management contracts                 (689)             (689)           (2,067)          (2,205)
                                                   ---------         ---------         ---------        ---------
   Loss from service operations                         (501)             (585)           (1,491)          (2,008)
                                                   ---------         ---------         ---------        ---------

   Equity in earnings of Commercial Assets               154               154               714              688
   General and administrative expenses                  (389)             (373)           (1,098)          (1,031)
   Interest and other income                             124                75               227              677
   Interest expense                                     (955)             (914)           (2,853)          (1,390)
   Cost incurred to acquire management
     contract                                             --            (2,092)               --           (2,092)
   Income tax benefit                                    150                --               250               --
   Loss from early extinguishment of debt                 --                --               (75)              --
   Reincorporation expenses                              (70)               --               (70)              --
                                                   ---------         ---------         ---------        ---------

   Income (loss) before minority interest in
     Operating Partnership                               699            (1,740)            2,163             (250)
   Minority interest in Operating Partnership           (106)              372              (341)              54
                                                   ---------         ---------         ---------        ---------

   Net income (loss)                               $     593         $  (1,368)        $   1,822        $    (196)
                                                   =========         =========         =========        =========

   Basic and diluted earnings per share            $    0.11         $   (0.27)        $    0.33        $   (0.04)
                                                   =========         =========         =========        =========


   Weighted average common shares outstanding          5,559             5,123             5,527            5,116
   Weighted average common shares and common
     share equivalents outstanding                     5,563             5,123             5,534            5,116

   Dividends paid per share                        $    0.25         $    0.25         $    0.75        $    0.50
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

Prior to 1997, the Company owned debt interests in residential mortgage loan securitizations collateralized by pools of non-conforming (non-agency guaranteed) single-family mortgage loans ("non-agency MBS bonds"). In February 1997, the Company decided to resecuritize the Company's asset base and redeploy its assets in an attempt to both reduce risks associated with the Company's non-agency MBS bonds and maximize long-term, risk-adjusted returns to stockholders. In 1997, the Company received $67,671,000 cash proceeds from the sale of the non-agency MBS bonds and has invested these proceeds in manufactured home communities.

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

C.       Presentation of Financial Statements

The Condensed Consolidated Financial Statements of the Company presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 1999, for the three and nine month periods then ended and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles
("GAAP") in a full set of financial statements. These financial statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the year ended December 31, 1998.

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

Rental Properties and Depreciation

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of September 30, 1999, management believes that no impairments exist based on periodic reviews. No impairment losses were recognized for the three and nine months ended September 30, 1999 and 1998.

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

Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 1999 and 1998 are based upon the weighted-average number of shares of Common Stock outstanding during each such period. Diluted earnings per share reflect the effect of dilutive, unexercised stock options of 4,000 and 7,000 shares for the three and nine months ended September 30, 1999, respectively. There were no dilutive, unexercised stock options for the three and nine months ended September 30, 1998.

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

Non-cash operating, investing and financing activities for the nine months ended September 30, 1999 and 1998 were (in thousands):

                                                                                          1999              1998
                                                                                        --------          ------
Issuance of Common Stock for:
     Conversion of OP Units                                                            $  9,536          $     --
     Services                                                                               150               120
     Notes receivable                                                                       588               278
Investments in participating mortgages:
     For other assets                                                                       165                --
     By issuance of OP Units                                                                 --                17
Real estate acquired:
     By cancellation of participating mortgages                                          12,780                --
     From earn-out agreements                                                                --                52
     For issuance of OP Units                                                                --             2,145
Receivables from minority interest in subsidiaries                                           --               319
Purchase of minority interest in subsidiaries by cancellation of receivables                346                --
Transfer of stock issue costs to additional paid in capital                                 868                --
Reclassification of investment in Commercial Assets to treasury stock                       450                --
Short-term financing extended to long-term debt                                           6,200                --


E.       Real Estate

Real estate at September 30, 1999 and December 31, 1998, was (in thousands):

                                                                               September 30,         December 31,
                                                                                  1999                  1998
                                                                                  ----                  ----
Land                                                                            $   13,260            $  11,226
Land improvements and buildings                                                    102,056               90,268
Furniture and other equipment                                                          432                  447
                                                                                ----------            ---------
                                                                                   115,748              101,941
Less accumulated depreciation                                                       (6,205)              (3,378)
                                                                                ----------            ---------
Real estate, net                                                                $  109,543            $  98,563
                                                                                ==========            =========

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities.

F.       Investments in Participating Mortgages

The Company had non-recourse mortgage loans totaling $11,326,000 secured by two contiguous manufactured home communities and one recreational vehicle park in Arizona. The loans had interest rates ranging from 10% to 15% and were scheduled to mature in April 2001. The Company received additional interest of 3% of gross revenues, increasing to 11% of gross revenues in the event of a refinancing of the debt on the communities, and 50% of net proceeds from a sale or refinancing of the communities. In August 1999, the Company purchased the two manufactured home communities and the recreational vehicle park in exchange for the cancellation of the three loans plus the payment of $858,000.

The Company also has a non-recourse participating mortgage which bears 10% interest, matures in 2018 and is secured by a number of manufactured home communities. In addition, the Company receives additional interest up to 50% of the borrower's profits and net sales proceeds from such communities.

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

Summarized financial information of Commercial Assets as reported by Commercial Assets is (in thousands):



Balance Sheets                                                                     September 30,       December 31,
                                                                                       1999                1998
                                                                                       ----                ----
Cash and cash equivalents                                                          $     5,076           $     3,292
Short-term investments                                                                  13,334                45,066
Real estate, net (including joint ventures)                                             64,557                13,908
Investments in participating mortgages                                                   1,951                 9,328
Other assets                                                                            11,035                 6,640
                                                                                   -----------           -----------
Total assets                                                                            95,953                78,234
Secured long-term notes payable                                                         18,128                    --
Secured short-term financing                                                               212                    --
Other liabilities                                                                        1,966                   980
Minority interest in subsidiaries                                                          615                    --
                                                                                   -----------           -----------
Stockholders' equity                                                               $    75,032           $    77,254
                                                                                   ===========           ===========



Statements of Income (unaudited)                        Three Months Ended                   Nine Months Ended
                                                           September 30,                        September 30,
                                                 --------------------------------      -----------------------------
                                                     1999                1998              1999               1998
                                                 ------------        ------------      -----------         ---------
Rental and other property revenues                $     945           $      --          $  1,382          $     --
Income from participating mortgages and leases          455                 151             1,645               151
Property operating expenses                            (428)                 --              (602)               --
Depreciation                                           (465)                 (4)             (786)               (4)
                                                  ---------           ---------          --------          --------
Income from rental property operations                  507                 147             1,639               147

Interest and other income                               397               1,052             1,700             3,231
Interest expense                                        (61)                 --              (119)               --
General and administrative                             (131)               (129)             (404)             (303)
Management fees                                        (181)                (23)             (375)              (40)
Acquisition fees                                         (3)                (61)             (197)              (61)
Nonrecurring expenses                                  (120)               (500)             (120)             (500)
                                                  ---------           ---------          --------          --------
Net income                                        $     408           $     486          $  2,124          $  2,474
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

I.       Secured Long-Term Notes Payable

The following table summarizes the Company's secured long-term notes payable (in thousands):

                                                                                September 30,        December 31,
                                                                                     1999                1998
                                                                                ---------------     -----------------
Fixed rate,  ranging from 6.50% to 7.04%,  fully amortizing,  non-recourse notes
    maturing at various dates from December 2018 through June 2019                $  38,023           $  30,280
Fixed rate, ranging from 7.37% to 8.25%, non-amortizing notes maturing at
    various dates from October 2000 through April 2009                               10,233              10,226
Floating rate equal to LIBOR plus 2.5% (7.88% at September 30, 1999),
    non-amortizing, recourse note maturing in April 2001                              6,200                  --
                                                                                  ---------           ---------
                                                                                  $  54,456           $  40,506
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


                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                         September 30,
                                                ---------------------------------      -----------------------
                                                     1999                1998              1999               1998
                                                 ------------        ------------      -----------         -------
Cash advances                                     $      50           $      17          $    232          $     33
OP Unit advances                                         --                  --                --                17
                                                  ---------           ---------          --------          --------
     Total                                        $      50           $      17          $    232          $     50
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

The Commercial Assets Management Agreement has been extended through December 31, 1999. The Company earned management fees under the Commercial Assets Management Agreement (net of elimination for the Company's 27% ownership of Commercial Assets) as follows:



                              Three Months Ended                   Nine Months Ended
                                 September 30,                         September 30,
                        -------------------------------      -----------------------------
                           1999                1998              1999               1998
                        -----------        ------------      -----------         ---------
Management fees         $ 134,000           $  65,000        $  418,000          $ 75,000


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
                                      ===                   ======                 =======                 ====

The following table sets forth information regarding each manufactured home community in which we held an interest and those manufactured home communities which we manage for others:


                                                                                 Average
                                                     Developed                   Monthly              Undeveloped
   Community                     Location            Homesites    Occupancy (1)   Rent      RV Sites     Sites
-----------------------------------------------------------------------------------------------------------------
Owned Communities
  Blue Star                  Apache Junction, AZ         29          100%          $227        122        --
  Brentwood West             Mesa, AZ                   350          100            306         --        --
  Cardinal Court             Largo, FL                  138           96            268         --        --
  Caribbean Cove             Orlando, FL                255           99            280         --        31
  Forest View                Homosassa, FL              191          100            235         --       120 (3)
  Gulfstream Harbor          Orlando, FL                381           99            323         --       172
  Gulfstream Harbor II       Orlando, FL                287          100            310         --        21
  Lost Dutchman              Apache Junction, AZ        151          100            246         --       108
  Marina Dunes               Marina, CA                  --           --             --         65        --
  Mullica Woods              Egg Harbor City, NJ         90          100            459         --        --
  Park Royale                Pinellas Park, FL          258           95            351         --        51 (3)
  Pinewood                   St. Petersburg, FL         220           96            289         --        --
  Pleasant Living            Riverview, FL              245          100            278         --        --
  Salem Farm                 Bensalem, PA                28          100            412         --        --
  Serendipity                Ft. Myers, FL              338           99            277         --        --
  Stonebrook                 Homosassa, FL              123           99            249         --        95 (3)
  Sun Valley                 Apache Junction, AZ        264          100            247         --        --
  Sun Valley                 Tarpon Springs, FL         261          100            340         --        --
  Westwind I(2)              Dunedin, FL                195           98            336         --        --
  Westwind II (2)            Dunedin, FL                189          100            346         --        --
                                                  ---------------------------------------------------------------
      Subtotal                                        3,993           99            301        187       598
                                                  ---------------------------------------------------------------
Participating Mortgage Communities (3)
  Blue Heron Pines           Punta Gorda, FL            129           98            249         --       315
  Brentwood                  Hudson, FL                  75           89            202         --       148
  Savanna Club               Port St. Lucie, FL          49          100            158         --     1,297
  Sun Lake                   Grand Island, FL           245           94            257         --       178
                                                  ---------------------------------------------------------------
      Subtotal                                          498           98            237         --     1,938
                                                  ---------------------------------------------------------------
Total Communities                                     4,491           98%          $294        187     2,536
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


                                                                                  Average
                                                      Developed                   Monthly              Undeveloped
    Community                    Location             Homesites    Occupancy (1)   Rent      RV Sites     Sites
 -----------------------------------------------------------------------------------------------------------------
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

Equity in Earnings of Commercial Assets

Income from our 27% interest in Commercial Assets for the nine months ended September 30, 1999 and 1998 was $714,000 and $688,000, respectively. Commercial Assets reported to us that its income decreased by $350,000 primarily due to $782,000 increase in depreciation on acquired manufactured home communities and $335,000 increase in management fees paid to us partially offset by $380,000 in lower nonrecurring expenses. Due to our 27% interest in Commercial Assets, however, during the nine months ended September 30, 1999 and 1998, $153,000 and $28,000, respectively, of these management fees have been reported as equity in earnings of Commercial Assets in accordance with generally accepted accounting principles.

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

Equity in Earnings of Commercial Assets

Income from our 27% interest in Commercial Assets was $154,000 for each of the three months ended September 30, 1999 and 1998. Commercial Assets reported to us that its income decreased by $78,000 primarily due to $461,000 increase in depreciation on acquired manufactured home communities and $158,000 increase in management fees paid to us partially offset by $500,000 in lower nonrecurring expenses. However, due to our 27% interest in Commercial Assets, for the three months ended September 30, 1999 and 1998, $49,000 and $24,000, respectively, of these management fees have been reported as equity in earnings of Commercial Assets in accordance with generally accepted accounting principles.

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

We believe that the presentation of FFO provides investors with measurements which help facilitate an understanding of our ability to make required dividend payments, capital expenditures and principal payments on our debt. Since FFO excludes unusual and nonrecurring expenses as well as depreciation and other real estate related expenses, FFO may be materially different from net income. Therefore, FFO should not be considered as an alternative to net income or net cash flows from operating activities, as calculated in accordance with generally accepted accounting principles, as an indication of our operating performance or liquidity. FFO is not necessarily indicative of cash available to fund our cash needs, including our ability to make distributions. We use FFO in measuring our operating performance because we believe that the items that result in a difference between FFO and net income do not impact the ongoing operating performance of a real estate company, Also, we believe that other real estate companies, analysts and investors utilize FFO in analyzing the results of real estate companies. Our basis of computing FFO is not necessarily comparable with that of other REITs.


For the three and nine months ended September 30, 1999 and 1998, our FFO was (in thousands):



                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                         September 30,
                                                 --------------------------------      -----------------------------
                                                     1999                1998              1999               1998
                                                 ------------        ------------      -----------         ---------
Income (loss) before minority interest in
   Operating Partnership                          $     699           $  (1,740)         $  2,163          $   (250)
Real estate depreciation                                983                 874             2,827             1,762
Amortization of management contracts                    689                 689             2,067             2,205
Nonrecurring income, net                                 (8)                 --               (33)               --
Equity in Commercial Assets' adjustments for FFO        124                 169               209               136
Cost incurred to acquire management contract             --               2,092                --             2,092
                                                  ---------           ---------          --------          --------
Funds From Operations (FFO)                       $   2,487           $   2,084          $  7,233          $  5,945
                                                  =========           =========          ========          ========

Weighted average common shares and OP Units
    outstanding                                       6,559               6,587             6,563             6,528
                                                  =========           =========          ========          ========


For the nine months ended September 30, 1999 and 1998, net cash flows were as follows (in thousands):


                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                         -----------------------------
                                                                                            1999               1998
                                                                                         ---------         -----------
Cash provided by operating activities                                                     $  5,089          $  4,586
Cash used in investing activities                                                           (4,194)          (60,589)
Cash (used in) provided by financing activities                                               (717)           34,379

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

We have $6.2 million of recourse, secured long-term financing that bears interest at the London Interbank Offered Rate or "LIBOR" plus 2.5% and matures in April 2001. If LIBOR increased immediately by 1%, our annual net income would decrease by $62,000 due to an increase in interest expense on this $6.2 million note payable. We expect to refinance this debt with non-recourse, secured, fixed rate, long-term debt during 2000. If the loan is not refinanced with fixed rate, fully amortized debt, then changes in LIBOR would affect the cost of funds borrowed in the future.

We have a $5.0 million recourse, secured line of credit that bears interest at LIBOR plus 1.75%. As of September 30, 1999, the outstanding balance was $1,000,000. Changes in LIBOR would affect the cost of funds borrowed in the future. If LIBOR increased immediately by 1% then our annual net income would decrease by $10,000 due to an increase in interest expense on this line of credit, based on the outstanding balance at September 30, 1999.

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

                                               ASSET INVESTORS CORPORATION
                                               (Registrant)


Date:  March 8, 2000                           By  /s/David M. Becker
                                                   ----------------------------
                                                   David M. Becker
                                                   Chief Financial Officer