Form 10-K
period 1999-12-31
ASSET INVESTORS CORP
filed 2000-03-30
CIK 804138

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 --------------

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark one)
    X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ____________ to ____________

                          Commission file number 1-9360

                           ASSET INVESTORS CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                    84-1500244
     (State or Other Jurisdiction of                      (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)

   3410 South Galena Street, Suite 210                         80231
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 17, 2000, 5,632,569 shares of common stock were outstanding, and the aggregate market value of the shares (based upon the closing price of the common stock on that date as reported on the New York Stock Exchange, Inc.) held by non-affiliates was approximately $59,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Registrant's 2000 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report.

--------------------------------------------------------------------------------

                           ASSET INVESTORS CORPORATION

                                Table of Contents
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 1999


Item                                                                        Page

                                     PART I
1.   Business................................................................  1
          Company Background.................................................  1
          Proposed Merger with Commercial Assets.............................  2
          Industry Background................................................  2
          Financial Information about Industry Segments......................  3
          Growth and Operating Strategies....................................  3
          Competition........................................................  6
          Taxation of the Company............................................  6
          Regulations........................................................  7
          Insurance..........................................................  8
          Capital Resources..................................................  8
          Restrictions on and Redemptions of Common Stock....................  8
          Employees..........................................................  9
2.   Properties..............................................................  9
3.   Legal Proceedings....................................................... 11
4.   Submission of Matters to a Vote of Security Holders..................... 12

                                     PART II

5.   Market For Registrant's Common Equity and Related Stockholder Matters... 12
6.   Selected Financial Data................................................. 13
7.   Management's Discussion and Analysis of Financial Condition and
       Results of Operations................................................. 14
          Results of Operations.............................................. 14
          Liquidity and Capital Resources.................................... 18
          Funds From Operations.............................................. 20
          Year 2000 Compliance............................................... 22
7a.  Quantitative and Qualitative Disclosures About Market Risk.............. 22
8.   Financial Statements and Supplementary Data............................. 23
9.   Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure.................................................. 23

                                    PART III

10.  Directors and Executive Officers of the Registrant...................... 24
11.  Executive Compensation.................................................. 27
12.  Security Ownership of Certain Beneficial Owners and Management.......... 32
13.  Certain Relationships and Related Transactions.......................... 33

                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........ 35

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

Item 1.  Business.

Company Background

We have been a Delaware corporation since May 25, 1999. Prior to this, we were a Maryland corporation that was formed in 1986. We have elected to be treated for United States federal income tax purposes as a real estate investment trust or "REIT." We are a self-administered and self-managed company in the business of owning, acquiring, developing and managing manufactured home communities. As of December 31, 1999, we held interests as owner, ground lessee or mortgage lender (including participating mortgages) in 22 manufactured home communities and two recreational vehicle parks with a total of 4,520 developed homesites (sites with homes in place), 2,510 undeveloped homesites and 180 recreational vehicle sites. In addition, we manage 16 communities for affiliates and third-party owners. Our shares of common stock are listed on the New York Stock Exchange ("NYSE") under the symbol "AIC."

We primarily conduct our business through our subsidiary Asset Investors Operating Partnership and where appropriate its other subsidiary companies (which we collectively refer to as the Operating Partnership). As of December 31, 1999, we owned 85% of the Operating Partnership. The Operating Partnership also owns 27% of the common stock of Commercial Assets, Inc., a publicly-traded REIT that is listed on the American Stock Exchange under the symbol "CAX." Commercial Assets is also engaged in the ownership, acquisition and development of manufactured home communities. In addition to acquiring and managing manufactured home communities for our own account, we also perform these services for Commercial Assets, for which we are paid a management fee by Commercial Assets.

Our principal executive offices are located at 3410 S. Galena Street, Suite 210, Denver, Colorado 80231 and our telephone number is (303) 614-9400.

Proposed Merger with Commercial Assets

In August 1999, we agreed to merge with  Commercial  Assets.  We agreed to issue
0.4075 shares of our common stock for each share of Commercial Assets common stock. Alternatively, Commercial Assets stockholders may elect to receive $5.75 per share in cash for up to 3,549,868 shares of Commercial Assets common stock with any remaining shares of Commercial Assets common stock receiving 0.4075 shares of our common stock. The merger requires the approval by a majority of our outstanding shares of common stock and two-thirds of the outstanding shares of Commercial Assets common stock. We own 27% of the outstanding shares of Commercial Assets common stock and have agreed to vote these shares in favor of the merger. Commercial Assets' officers and directors and our officers and directors have agreed to elect to receive Asset Investors common stock for all shares of Commercial Assets common stock that they own. The stockholders meetings to vote on the merger are expected to occur during the second quarter of 2000.

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

Growth and Operating Strategies

We measure our economic profitability based on Funds From Operations ("FFO"), less an annual capital replacement reserve of at least $50 per developed homesite. This reserve is management's estimate based on its experience in owning, operating and managing manufactured home communities. We believe that the presentation of FFO, when considered with the financial data determined in accordance with generally accepted accounting principles, provides a useful measure of our performance. However, FFO does not represent cash flow and is not necessarily indicative of cash flow or liquidity available to us, nor should it be considered as an alternative to net income as an indicator of operating performance. The Board of Governors of the National Association of Real Estate Investment Trusts (also known as NAREIT) defines FFO as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition and include adjustments for:

   o the minority interest in the Operating Partnership owned by persons other than us,
   o  costs we incurred in order to become self-managed,
   o  amortization of property and investment management contracts, and
   o  nonrecurring income, net.

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

Company Policies

Management has adopted specific policies to accomplish our objective of increasing the amount and predictability of our FFO on a per share basis, less a reserve for capital replacements. These policies include:

   o selectively acquiring manufactured home communities that have potential long-term appreciation of value through, among other things, rent increases, expense efficiencies and in-park homesite development;
   o developing and maintaining resident satisfaction and a reputation for quality communities through maintenance of the physical condition of our communities and providing activities that improve the community lifestyle;
   o improving the profitability of our communities through aggressive management of occupancy, community development and maintenance and expense controls;
   o  using debt leverage to increase our financial returns;
   o reducing our exposure to interest rate fluctuations by utilizing long-term, fixed-rate, fully-amortizing debt to pay off higher cost, short term debt;
   o ensuring the continued maintenance of our communities by providing a minimum $50 per homesite per year for capital replacements;
   o seeking to reduce our exposure to downturns in regional real estate markets by diversifying our portfolio of communities since currently 71% of our properties are in Florida and 17% are in Arizona; and;
   o  recruiting and retaining capable community management personnel.

Future Acquisitions

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

In order to allocate investments between us and Commercial Assets, the companies have agreed that Commercial Assets will invest at least $50 million of its cash resources in the acquisition of communities before we invest any further cash in the acquisition of communities. Thereafter, the companies will make a determination with respect to each acquisition on a case-by-case basis. As of December 31, 1999, Commercial Assets had invested $70 million in communities (including participating mortgages and real estate joint ventures). Accordingly, the companies are determining acquisitions on a case-by-case basis.

Fees and Earnings from Commercial Assets

We manage Commercial Assets and own 27% of Commercial Assets' common stock. Under the terms of our management agreement with Commercial Assets, we receive the following fees:

   o Acquisition Fees equal to 0.5% of the cost of each real estate-related asset acquired by Commercial Assets;
   o Base Fees equal to 1% per year of the net book value of Commercial Assets' real estate-related assets;
   o Incentive Fees equal to 20% of the amount by which Commercial Assets' FFO, less an annual capital replacement reserve of at least $50 per developed homesite, exceeds (a) Commercial Assets' average net worth, multiplied by
      (b) 1% over the ten year United States Treasury rate.

In the third quarter of 1998, Commercial Assets entered the manufactured home community business and began acquiring interests in manufactured home communities identified by us. As of December 31, 1999, Commercial Assets had acquired interests in 12 communities at a cost of $70 million (including participating mortgages and real estate joint ventures). Commercial Assets paid us $565,000 in Base Fees and $205,000 in Acquisition Fees during 1999 and

$87,000 in Base Fees and $124,000 in Acquisition Fees in 1998. No Incentive Fees were paid by Commercial Assets during 1999 or 1998.

The management agreement has a term of one-year, subject to annual renewal. The management agreement was amended for 1999 to provide that Incentive Fees were based upon Commercial Assets' FFO, less an annual capital replacement reserve of at least $50 per developed homesite, instead of its REIT income. Both your management and Commercial Assets believe that this amendment causes our Incentive Fees to be tied more closely to the economic profitability of Commercial Assets as Commercial Assets is now engaged in the manufactured home community business. Commercial Assets has renewed the management agreement for 2000 with the same terms as those used in 1999. If our merger with Commercial Assets is approved then the management agreement will terminate.

Expansion of Existing Communities

We will seek to increase the number of homesites and the amount of earnings generated from our existing portfolio of manufactured home communities through marketing campaigns aimed at increasing occupancy. We will also seek expansion through future acquisitions and expansion of the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. As of December 31, 1999, we held interests in 11 communities with approximately 2,510 undeveloped homesites.

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

Americans with Disabilities Act

Our current properties and any newly acquired communities must comply with the Americans with Disabilities Act (the "ADA"). The ADA generally requires that public facilities, such as clubhouses, swimming pools and recreation areas be made accessible to people with disabilities. Many of our communities have public facilities. In order to comply with the ADA requirements, we have made improvements at our communities in order to remove barriers to access. If we should ever fail to comply with ADA regulations we could be fined or we could be forced to pay damages to private litigants. We have made those changes required by the ADA which we believe are appropriate, and we believe that our properties are in compliance with the requirements of the ADA. We believe that any further costs related to ADA compliance can be recovered by cash flow from the individual properties without causing any material adverse effect. If ongoing changes involve a greater expenditure than we currently anticipate, or if the changes must be made on a more accelerated basis than we anticipate, our ability to make expected distributions could be adversely affected.

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

Without further stockholder approval, we are authorized to issue up to 50,000,000 shares of common stock. As of March 17, 2000, 5,632,569 shares of common stock were outstanding. The Board of Directors is authorized to issue additional classes of stock (including preferred stock) without stockholder approval. Depending upon the terms set by the Board of Directors, the authorization and issuance of preferred stock or other new classes of stock could adversely affect existing stockholders. Future offerings of stock may result in the reduction of the net tangible book value per outstanding share and a reduction in the market price of the stock. We are unable to estimate the amount, timing or nature of such future offerings as any such offerings will depend on general market conditions or other factors. As of March 17, 2000, we have not authorized or issued additional classes of stock.

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

Employees

Our employees perform various acquisition and management functions. Brandywine Financial Services Corporation and its affiliates provide our properties with employees that perform property management, maintenance and sales services. Mr. Bruce Moore was the founder and Chief Executive Officer of Brandywine prior to becoming our President and Chief Operating Officer in February 1998. In addition to our 11 employees, approximately 260 Brandywine employees devote their full-time attention to our communities. We reimburse Brandywine for the costs of these employees. None of these employees are represented by a union, and we have never experienced a work stoppage. We believe that we maintain satisfactory relations with our employees. As of January 1, 2000, we acquired Brandywine's interests in the companies which provide property management, maintenance and sales services to our properties. Accordingly, we now have approximately 270 employees.

Item 2.  Properties.

The manufactured home communities in which we have interests are primarily located in Florida and Arizona and are concentrated in or around four metropolitan areas. We hold interests in these communities as owner, ground lessee or mortgage lender (including participating mortgages). The following table sets forth the states in which the communities in which we held an interest on December 31, 1999 are located:


                                                                               Number of Sites
                                                         ------------------------------------------------------------
                                          Number of                                                   Recreational
                                         Communities          Developed           Undeveloped           Vehicles
                                       -----------------    ---------------     ----------------     ----------------
Florida                                        17                3,606                2,401                  --
Arizona                                         4                  800                  108                 122
New Jersey                                      1                   90                   --                  --
Pennsylvania                                    1                   28                   --                  --
California                                      1                   --                   --                  65
                                              ---               ------               ------                ----
   Total                                       24                4,524                2,509                 187
                                              ===               ======               ======                ====


The following table sets forth information as of January 1, 2000 regarding each manufactured home community in which we held an interest and those manufactured home communities which we manage for others:

                                                                     Average
                                             Developed               Monthly     RV     Undeveloped     Year(s)
  Community                   Location       Homesites  Occupancy(1)   Rent     Sites    Homesites     Developed
-------------------------------------------------------------------------------------------------------------------
  Owned Communities
  Blue Heron Pines (3)  Punta Gorda, FL           133       98%        $250      --        311      1983/1999
  Blue Star             Apache Junction, AZ        31       94          227     122         --          1955
  Brentwood (3)         Hudson, FL                 75       89          202      --        148          1984
  Brentwood West        Mesa, AZ                  350       99          306      --         --       1972/1987
  Cardinal Court        Largo, FL                 138       96          264      --         --       1959/1965
  Caribbean Cove        Orlando, FL               259       99          283      --         27          1984
  Forest View           Homosassa, FL             191      100          235      --        120 (3)   1987/1997
  Gulfstream Harbor     Orlando, FL               381       99          326      --        172          1980
  Gulfstream Harbor II  Orlando, FL               289      100          318      --         19          1988
  Lost Dutchman         Apache Junction, AZ       152      100          246      --        108     1971/1979/1999
  Marina Dunes          Marina, CA                 --       --           --      65         --          1979
  Mullica Woods         Egg Harbor City, NJ        90      100          462      --         --          1985
  Park Royale           Pinellas Park, FL         258       93          351      --         51 (3)      1971
  Pinewood              St. Petersburg, FL        220       96          289      --         --          1976
  Pleasant Living       Riverview, FL             245      100          278      --         --          1979
  Salem Farm            Bensalem, PA               28      100          415      --         --          1988
  Savanna Club (3)      Port St. Lucie, FL         65      100          147      --      1,281          1999
  Serendipity           Ft. Myers, FL             338       98          277      --         --       1971/1974
  Stonebrook            Homosassa, FL             124       99          249      --         94 (3)   1987/1997
  Sun Lake (3)          Grand Island, FL          245       94          258      --        178          1980
  Sun Valley            Tarpon Springs, FL        261      100          340      --         --          1972
  Sun Valley            Apache Junction, AZ       267       99          247      --         --          1984
  Westwind I (2)        Dunedin, FL               195       97          338      --         --          1970
  Westwind II (2)       Dunedin, FL               189      100          342      --         --          1972
                                            -------------------------------------------------------
  Total Communities                             4,524       98%        $294     187      2,509
                                            =======================================================

  Communities Managed for Commercial Assets
  Cannery Village       Newport Beach, CA          --       --%        $ --      --         30
  Casa Encanta          Mesa, AZ                  106       97          345      --         --
  Cypress Greens        Lakeland, FL               88       98          188      --         19
  Desert Harbor         Apache Junction, AZ       103      100          203      --        104
  Fiesta Village        Mesa, AZ                  170       94          274      --        206
  La Casa Blanca        Apache Junction, AZ       198      100          150      --         --
  Lakeshore Villas      Tampa, FL                 290       96          323      --         --
  Rancho Mirage         Apache Junction, AZ       312      100          174      --         --
  Riverside             Ruskin, FL                223       99          397      --        767
  Royal Palm            Haines City, FL           233       98          216      --        217
  Savanna Club          Port St. Lucie, FL         20      100          154      --         23
  Southern Palms        Mesa, AZ                   36      100          208      26         --
  Sunlake               Grand Island, FL           --       --           --      --          5
  White Sands           Apache Junction, AZ        57       96          208      12         --
                                            -------------------------------------------------------
      Subtotal                                  1,836       98          250      38      1,371
                                            -------------------------------------------------------
Communities Managed for Others                    588       98          224      --         83
                                            -------------------------------------------------------
Total Communities                               2,424       98%        $243      38      1,454
                                            =======================================================

1   Excludes recreational vehicle sites, which are leased on a seasonal basis.
2   We are the ground lessee of these communities.
3 At December 31, 1999, we held notes receivable secured by mortgages on these communities and sites. We acquired these communities and sites in January 2000.

Owned Properties. At December 31, 1999, we owned 18 manufactured home communities and two recreational vehicle parks containing approximately 3,990 developed homesites and 180 recreational vehicle sites. These properties contain, on average, 220 homesites, with the largest property containing 380 homesites. These properties offer residents a range of amenities, including swimming pools, clubhouses and tennis courts.

At December 31, 1999, 15 of these properties are encumbered by mortgage indebtedness totaling $53,994,000. These properties represent approximately 87% of our developed homesites. The 15 properties securing our mortgage indebtedness have a combined net book value of $96,184,000 and the indebtedness has a weighted average interest rate of 7.4% and a weighted average maturity of 9.2 years. As of December 31, 1999, 95% of our outstanding debt was long-term and 5% was short-term debt. See the financial statements included elsewhere in this report on Form 10-K for additional information about our indebtedness.

Properties Involving Participating Mortgages. At December 31, 1999, we held $22,475,000 in a participating mortgage involving seven manufactured home communities containing 535 developed homesites and 2,183 undeveloped homesites. The participating mortgage bears interest ranging from 10% to 13% and matures in 2018. Through 2002, interest is payable based on the net cash flow of the secured properties. As additional compensation, we receive 50% of both (a) any profits and net cash flows from the properties in excess of the stated interest rate and (b) any net sales proceeds from the properties in excess of the amount of the mortgage. The mortgage may be prepaid at any time; however, our 50% share of profits and net cash flows continues until the properties are sold. Effective January 1, 2000, we purchased six of the properties securing the mortgage in exchange for the cancellation of $24,851,000 of the participating mortgage and other loans, the payment of $765,000, the issuance of 44,572 units of limited partnership interests in our Operating Partnership valued at $496,000 and the assumption of $10,704,000 of third-party debt.

Item 3.  Legal Proceedings.

In September 1999, four Commercial Assets stockholders, individually and as purported representatives of all Commercial Assets stockholders, except us and our affiliates, filed three purported class action lawsuits in the Court of Chancery in the State of Delaware against Commercial Assets, the members of the board of directors and specified officers of us and Commercial Assets. These lawsuits alleged that the defendants breached their fiduciary duties to the Commercial Assets stockholders in connection with our proposed merger with Commercial Assets on the terms then proposed and the recent reincorporation of Commercial Assets from Maryland to Delaware. In October 1999, the plaintiffs filed an amended complaint. In November 1999, the Court of Chancery approved consolidation of these lawsuits as a single lawsuit.

In March 2000, the parties entered into a settlement agreement which will amend the merger agreement in the following respects:

   o Commercial Assets stockholders, other than us and the officers and directors of Asset Investors and Commercial Assets, may elect to receive $5.75 per share in cash, subject to proration, for up to 3,549,868 shares of Commercial Assets common stock as opposed to 0.4075 shares of Asset Investors common stock; and
   o the percentage of votes of the Commercial Assets common stock necessary to approve the merger was increased from a simple majority to two-thirds.

The settlement agreement is subject to the approval of the Court of Chancery. If approved by the Court of Chancery, the settlement agreement will release the defendants from further liability relating to the merger.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the fourth quarter of 1999.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Our common stock is listed on the NYSE under the symbol "AIC." The high and low closing sales prices of the shares of common stock as reported on the NYSE Composite Tape and certain dividend information for the periods indicated were as follows:


                                                   High                        Low                       Dividends
                                             ---------------               -------------               -------------
1999
    First Quarter                             $   15-1/16                   $       12                   $  .25
    Second Quarter                                15-5/16                      12-1/16                      .25
    Third Quarter                                14-15/16                       12-1/2                      .25
    Fourth Quarter                                13-5/16                     10-11/16                      .25

1998
    First Quarter                             $    20-7/8                   $       16                   $   --
    Second Quarter                                19-5/16                       15-7/8                      .25
    Third Quarter                                 17-5/16                      13-5/16                      .25
    Fourth Quarter                               14-15/16                       12-1/8                      .25


As of March 17, 2000, 5,632,569 shares of common stock were issued and outstanding and were held by 2,198 stockholders of record. We estimate there were an additional 10,000 beneficial owners on that date whose shares were held by banks, brokers or other nominees.

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

On April 20, 1999, 11,500 shares of common stock were issued to non-executive directors in lieu of annual director fees as a private placement of our securities. The $13-1/16 per share value was equal to the closing stock price on April 20, 1999.

Item 6.  Selected Financial Data.

Our selected financial data set forth below has been derived from and should be read in conjunction with our audited consolidated financial statements including their notes. Financial data as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, is included elsewhere in this report on Form 10-K.

Operating and Balance Sheet Data (in thousands, except per share data):

                                                                          Year Ended December 31,
                                                       --------------------------------------------------------------
                                                         1999         1998         1997         1996         1995
                                                      -----------  -----------   ----------   ----------   ----------
RENTAL PROPERTY OPERATIONS
Rental and other property revenues                    $ 14,987     $ 10,479      $  3,104     $     --     $     --
Interest on participating mortgages                      2,976        3,174            --           --           --
Equity in earnings of rental property joint ventures        --           --           466           --           --
Property operating expenses                             (5,262)      (4,039)       (1,398)          --           --
Depreciation                                            (3,870)      (2,685)         (693)          --           --
                                                      -----------  -----------   ----------   ----------   ----------
                                                         8,831        6,929         1,479           --           --
                                                      -----------  -----------   ----------   ----------   ----------
SERVICE OPERATIONS
Property management income, net                            207          156            69           --           --
Commercial Assets  management fees                         564          155            --           --           --
Amortization of management contracts                    (2,757)      (2,894)         (744)          --           --
                                                      -----------  -----------   ----------   ----------   ----------
                                                        (1,986)      (2,583)         (675)          --           --
                                                      -----------  -----------   ----------   ----------   ----------

Equity in earnings of Commercial Assets                    872          975         3,663        1,875        1,742
General and administrative expenses                     (1,530)      (1,393)       (1,612)      (2,938)      (2,875)
Interest and other income                                  241          871         1,808          136          630
Interest expense                                        (3,846)      (2,485)         (368)         (88)         (63)
Non-agency MBS bonds revenues                               65           50         2,966       11,513        8,499
Income tax benefit                                         400           --            --           --           --
Loss from early extinguishment of debt                     (75)          --            --           --           --
Reincorporation expenses                                  (120)          --            --           --           --
Costs incurred to acquire management contract               --       (2,092)       (6,553)          --           --
Earnings from liquidating operations                        --           --            --           --        6,507
Elimination of dividend equivalent rights                   --           --            --         (825)          --
Gain on sale of bonds                                                    --         6,484           --           --
                                                      -----------  -----------   ----------   ----------   ----------

INCOME BEFORE MINORITY INTEREST IN OPERATING
   PARTNERSHIP                                           2,852          272         7,192        9,673       14,440
Minority interest in Operating Partnership                (446)         (60)           62           --           --
                                                      -----------  -----------   ----------   ----------   ----------

NET INCOME                                            $  2,406     $    212      $  7,254     $  9,673     $ 14,440
                                                      ===========  ===========   ==========   ==========   ==========
Per Share Amounts:
   Basic earnings                                     $   0.43     $   0.04      $   1.44     $  1.97      $   2.97
   Diluted earnings                                   $   0.43     $   0.04      $   1.43     $  1.95      $   2.96
   Dividends                                          $   1.00     $   0.75      $   1.45     $  1.85      $   1.70

Weighted-average common shares outstanding               5,538        5,094         5,022        4,919        4,856
Weighted-average common shares and common share
   equivalents outstanding                               5,544        5,113         5,061        4,966        4,883



                                                                              December 31,
                                                  ---------------------------------------------------------------------
                                                     1999           1998           1997          1996          1995
                                                  -----------    ------------    ----------    ----------    ----------

Real estate, before accumulated depreciation       $115,993       $101,941       $ 41,419      $     --      $     --
Investments in participating mortgages and
   joint ventures                                    22,475         27,604         25,415            --            --
Investment in Commercial Assets                      19,486         20,706         20,866        19,361        19,225
Total assets                                        159,093        158,226        119,161        90,344        79,653
Secured long-term notes payable                      53,994         40,506         10,677            --            --
Secured short-term financing                          2,610         10,500             --            --            --
Minority interest in Operating Partnership           15,236         25,649         22,362            --            --
Stockholders' equity                                 83,852         78,636         83,515        86,365        78,759


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          RESULTS OF OPERATIONS FOR THE
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

The following discussion and analysis of consolidated results of operations and financial condition should be read in conjunction with our consolidated financial statements included elsewhere in this report. In 1997, we decided to change our business from the ownership of high-risk, residential collateralized mortgage-backed securities to the ownership, acquisition, development and management of manufactured home communities. This decision helped us to avoid the volatility incurred by other owners of these securities following the capital market crisis in the third quarter of 1998. Since May 1997, we have been focused on the investment of our capital in the acquisition of manufactured home communities. We have also been focused on the investment of Commercial Assets' capital in the acquisition of manufactured home communities since August 1998. As of December 31, 1999, Commercial Assets has not yet substantially invested its capital in manufactured home communities.

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

Comparison of 1999 to 1998

Rental Property Operations

Rental and other property revenues from our owned properties totaled $14,987,000 in 1999 compared to $10,479,000 in 1998, an increase of $4,508,000, or 43.0%.
The increase consisted of:


                                                          1999             1998
                                                      -------------    -------------
                                                             (in thousands)
         1998 acquisitions                               $  7,079         $  3,477
         1999 acquisitions                                    542               --
         "Same store" properties                            7,366            7,002
                                                      -------------    -------------
               Total                                     $ 14,987         $ 10,479
                                                      =============    =============

Property operating expenses from our owned properties totaled $5,262,000 in 1999 compared to $4,039,000 in 1998, an increase of $1,223,000, or 30.3%. The increase consisted of:

                                                          1999             1998
                                                      -------------    -------------
                                                              (in thousands)
         1998 acquisitions                               $  2,028         $    941
         1999 acquisitions                                     98               --
         "Same store" properties                            3,136            3,098
                                                      -------------    -------------
               Total                                     $  5,262         $  4,039
                                                      =============    =============

We refer to properties which we owned throughout both 1998 and 1999 as "same store" properties.

Interest income on participating mortgages was $2,976,000 in 1999 compared to $3,174,000 in 1998. The $198,000 decrease was primarily due to a decrease in the amount invested in these mortgages during 1999.

Depreciation expense increased from $2,685,000 in 1998 to $3,870,000 in 1999 due to acquisitions of manufactured home communities during 1998 and 1999.

Service Operations

During 1999, we earned $207,000 in property management income as compared to $156,000 during 1998. The $51,000 increase is primarily due to an increase in the number of properties that we manage for Commercial Assets.

Fee revenue from managing Commercial Assets was $564,000 in 1999 and $155,000 in 1998. The $409,000 increase is due to Commercial Assets' investments in communities beginning in August 1998. We do not earn fees on cash and short-term investments held by Commercial Assets which is what Commercial Assets primarily held in 1998.

Amortization of management contracts decreased from $2,894,000 for 1998 to $2,757,000 for 1999 due to our acquisition in February 1998 of two communities which we previously managed.

Equity in Earnings of Commercial Assets

Income from our 27% interest in Commercial Assets was $872,000 for 1999 and $975,000 for 1998. Commercial Assets reported to us that its 1999 net income decreased by $917,000 from 1998 primarily due to: (1) $1,229,000 increase in depreciation on acquired manufactured home communities, (2) $559,000 increase in management fees paid to us and (3) $500,000 of nonrecurring expenses in 1998 related to its decision to not invest in marinas; partially offset by $120,000 of nonrecurring expenses in 1999 related to its reincorporation. Due to our 27% interest in Commercial Assets, however, during 1999 and 1998, $205,000 and $56,000, respectively, of the management fees paid by Commercial Assets to us have been reported by us as equity in earnings of Commercial Assets in accordance with generally accepted accounting principles.

General and Administrative Expenses

Our general and administrative expenses were $1,530,000 in 1999 and $1,393,000 in 1998. The $137,000 increase is primarily due to increases in the number of personnel.

Interest and Other Income

Interest and other income was $241,000 in 1999 and $871,000 in 1998. The $630,000 decrease occurred primarily because prior to June 1998, we had $20 million in cash which we had invested in manufactured home communities by June 30, 1998.

Interest Expense

Interest expense was $3,846,000 during 1999 and $2,485,000 during 1998. The $1,361,000 increase is primarily due to borrowings used to acquire manufactured home communities after June 1998.

Income Tax Benefit

A subsidiary recorded a loss for income tax purposes in 1999. As a result, it can carry back the tax loss for a refund of income taxes paid by the subsidiary in 1997.

Loss from Early Extinguishment of Debt

In 1999, we prepaid a $2.2 million note payable and paid a $75,000 prepayment penalty.

Reincorporation Expenses

In  1999,  we  incurred  $120,000  of  nonrecurring   expenses  related  to  our
reincorporation in Delaware.

Cost Incurred to Acquire Management Contract

In 1998, we issued 120,000 OP Units to our former manager because we achieved certain returns from our investments in manufactured home communities. We expensed in 1998 the $2,092,000 value assigned to the OP Units. We did not have these costs in 1999.

Comparison of 1998 to 1997

Rental Property

Income from rental  properties  totaled  $6,929,000  during 1998 and  $1,479,000 during 1997. The $5,450,000 increase between 1997 and 1998 was due to our acquisition of communities during those years. Our first acquisition of manufactured home communities occurred in May 1997, and as of December 31, 1997, we had invested $69 million in 19 communities. During 1998, we had invested an additional $60 million in seven communities.

Service Operations

During 1998, we earned $156,000 in property management income versus $69,000 during 1997. Property management income increased by $87,000 because property management contracts were not acquired until May 1997. Amortization of management contracts increased from $744,000 in 1997 to $2,894,000 in 1998 due to our acquisition of property management contracts in May 1997 and our acquisition of the Commercial Assets management agreement in November 1997. Similarly, fee revenue from managing Commercial Assets was $155,000 in 1998 and $0 in 1997.

Equity in Earnings of Commercial Assets

Income from our 27% interest in Commercial Assets for 1998 was $975,000 compared to $3,663,000 for 1997. Prior to November 1997, Commercial Assets received income from a portfolio of collateralized mortgage backed securities. It resecuritized its portfolio in November 1997 and temporarily invested the proceeds in short-term investments while considering alternative investments. Commercial Assets announced that it intended to invest in manufactured home communities in the third quarter of 1998, and as of December 31, 1998, it had invested $23 million in communities. Commercial Assets reported to us that the $10,265,000 decrease in Commercial Assets' net income during 1998 as compared to 1997 was due to: (1) a $3,954,000 decrease as a result of lower yields during 1998 on short-term investments and interests in manufactured home communities compared to yields on collateralized mortgage backed securities during 1997, (2) a $5,786,000 nonrecurring gain on the sale of the bonds recognized in 1997, and
(3) a non-recurring $500,000 expense in 1998 related to the cost of investigating marina investments.

Non-agency MBS Bonds

In March 1997, we sold our portfolio of unrated credit support debt interests in non-conforming residential mortgage loan securitizations known as "non-agency MBS bonds" in order to reduce risk associated with this type of investment and to maximize long-term, risk-adjusted returns to stockholders. Consequently, income from non-agency MBS bonds decreased to $50,000 for 1998 compared with $2,966,000 for 1997. Revenues from non-agency MBS bonds subsequent to March 1997 represent income from a residual interest retained from the sale.

General and Administrative Expenses

Our general and administrative expenses were $1,393,000 for 1998 compared to $1,612,000 for 1997. Expenses decreased in 1998 by $219,000 primarily because of
(1) $570,000 of management fees to our former manager during 1997 and (2) $100,000 of nonrecurring costs in 1997 related to our reverse stock split. The cost decrease was partially offset by $500,000 in personnel and related expenses incurred in 1998 as a result of our becoming self-administered and self-managed in November 1997.

Interest and Other Income

Interest and other income for 1998 was $871,000 compared to $1,808,000 for 1997. The $937,000 decrease occurred because the proceeds we received in 1997 from the sale of our non-agency MBS bonds were temporarily invested until they were used to acquire manufactured home communities. By June 1998, we had used substantially all of the proceeds to acquire communities.

Interest Expense

Interest expense increased in 1998 by $2,117,000 as compared to 1997 due to borrowings used to acquire manufactured home communities as follows: (1) $479,000 on approximately $11 million of debt assumed in connection with the 1997 acquisitions of four manufactured home communities, (2) $1,288,000 on approximately $40 million borrowed in mid-1998 in connection with the acquisition of four additional communities and (3) $382,000 of amortized loan costs related to the 1998 borrowings.

Costs Incurred to Acquire Management Contract

During 1998, we achieved annualized returns before depreciation on certain of our real estate investments in excess of 9% for a period of six months. Pursuant to the November 1997 acquisition of our management contract, we issued 120,000 OP Units to the former manager and recognized a $2,092,000 expense for additional consideration paid to the former manager. During 1997, we recognized $6,553,000 of expense related to the purchase of our management contract.

Gain on Sale of Bonds

In connection with the 1997 resecuritization of our non-agency MBS bonds, a $7,359,000 gain was recognized, reduced by both $1,472,000 of incentive fees paid to our former manager related to the gain and an additional fee of $600,000 incurred in exchange for the former manager agreeing to continue as a loss mitigation advisor on the non-agency MBS bonds. In addition, during the fourth quarter of 1997, we entered into a transaction for the sale of interests in other bonds that had no carrying value on our books. As a result of this transaction, a gain of $1,197,000 was recognized in 1997. We had no gains in 1998.

NOL and Capital Loss Carryovers

At December 31, 1999, our NOL carryover for income tax purposes was approximately $95,000,000 and our capital loss carryover for income tax purposes was approximately $20,000,000. Subject to some limitations, the NOL carryover may be used to offset all or a portion of our REIT taxable income, and as a result, to reduce the amount of income that we must distribute to stockholders to maintain our status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire in 2000 and 2001.

Dividend Distributions

During 1999, we distributed $6,591,000 ($1.00 per share) to holders of common stock and OP Units compared to 1998 distributions of $4,916,000 ($0.75 per share) and 1997 distributions of $7,749,000 ($1.45 per share). Sixty-eighty percent of 1999 dividends, eighty percent of 1998 dividends and seventy-five percent of 1997 dividends constituted return of capital distributions for federal income tax purposes and are not taxable to the stockholders to the extent of their tax basis in their stock.

                         LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1999, we had cash and cash equivalents of $570,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties, payments of dividends to stockholders and distributions made to limited partners in the Operating Partnership.

Our net cash  provided  by  operating  activities  was  $5,764,000  during  1999 compared to $6,841,000 during 1998. The $1,077,000 decrease was primarily a result of a $1.6 million increase in other assets and a $0.6 million increase in accrued interest on participating mortgages; partially offset by a $1.3 million increase in income before depreciation, amortization, minority interest and non-cash costs incurred to acquire management contracts.

In 1999, the net cash used in investing activities was $5,410,000, compared with $58,897,000 in 1998. In 1998, we purchased $57,832,000 of manufactured home communities. During 1999, we used only $858,000 to purchase manufactured home communities; however, we invested $5,500,000 in participating mortgages.

Net cash used by financing activities was $1,210,000 in 1999 compared with 1998 in which $31,680,000 was provided by financing activities. In 1998, we borrowed funds in connection with our acquisition of manufactured home communities. In 1999, we did not have significant acquisitions of manufactured home communities. Rather, we borrowed $11 million of long-term debt to refinance short-term and long-term debt and fund $5.5 million of investments in participating mortgages. Also in 1999, we paid dividends and distributions of $1.00 per share and OP Unit. In 1998, we paid $0.75 per share and OP Unit.

We have a line of credit with a bank which matures in September 2000. The line of credit is secured by 1,015,674 shares of our Commercial Assets common stock. Advances under this line of credit bear interest at the 30-day LIBOR rate plus 1.75%. The line of credit is limited to the lesser of (1) $5,000,000, (2) 65% of the product of the trading price of Commercial Assets common stock times 1,015,674 or (3) 65% of the purchase price of certain unpledged real estate. As of December 31, 1999, the limit was $3,053,000 and $2,610,000 was outstanding on this line of credit.

As of December 31, 1999, 88% of our real estate and 65% of our total assets was encumbered by debt. We had total outstanding indebtedness of $56.6 million, all of which was secured by various manufactured home communities or shares of Commercial Assets common stock. Of our indebtedness, $54.0 million, or 95.4%, was secured long-term notes payable and $2.6 million, or 4.6%, was secured short-term financing. As of December 31, 1999, $6.1 million of the secured long-term notes payable and all of the secured short-term financing bears interest at variable rates based on the 30-day London Interbank Offered Rate. The weighted-average interest rate on our secured long-term notes payable was 7.4% at December 31, 1999. The weighted-average interest rate on our secured short-term financing was 7.6% at December 31, 1999. Our secured long-term notes payable had a weighted average maturity of 9.2 years at December 31, 1999.

We expect to meet our long-term liquidity requirements in excess of 12 months through long-term, secured borrowings, the issuance of OP Units and other equity securities and cash generated by operations.

Proposed Merger with Commercial Assets. In August 1999, we agreed to merge with Commercial Assets. We agreed to issue 0.4075 shares of our common stock for each share of Commercial Assets common stock. Alternatively, Commercial Assets stockholders may elect to receive $5.75 per share in cash for up to 3,549,868 shares of Commercial Assets common stock with any remaining shares of Commercial Assets common stock receiving 0.4075 shares of our common stock. Based on the 7,606,903 shares of Commercial Assets common stock not already held by us, we will issue approximately 3,100,000 shares of our common stock if all Commercial Assets stockholders elect to receive shares of our common stock in the merger. If Commercial Assets stockholders elect to receive the maximum amount of cash, then we will issue approximately 1,653,000 shares of our common stock and pay $20,412,000 cash to Commercial Assets stockholders in the merger.

The merger must be approved by a majority of the outstanding shares of our common stock and two-thirds of the outstanding shares of Commercial Assets common stock. We own 27% of the outstanding shares of Commercial Assets common stock and have agreed to vote these shares in favor of the merger. The stockholders meetings to vote on the merger are expected to occur in the second quarter of 2000.

At December 31, 1999, we had an investment in Commercial Assets with a recorded amount of $19,486,000. Based on the $13.625 share price of our common stock on August 31, 1999 (the last trading day before the public announcement of the merger), our summary pro forma balance sheet at December 31, 1999 would have been as follows under the two alternatives available to Commercial Assets stockholders. The column titled "All Shares" assumes all Commercial Assets stockholders elect to receive shares of our common stock. The column titled "Shares and Cash" assumes Commercial Assets stockholders elect to receive the maximum amount of cash. All amounts are in thousands.


                                                                                             Pro Forma
                                                                  Asset            -----------------------------
                                                                Investors               All             Shares
                                                                Historical             Shares          and Cash
                                                                ----------             ------          --------
  Real estate, net (including participating mortgages and
      joint ventures)                                            $  131,220          $   190,670      $   190,670
  Cash and short-term investments                                       570               14,736            4,424
  Investment in Commercial Assets                                    19,486                   --               --
  Other assets                                                        7,817               13,780           13,780
                                                                 ----------          -----------      -----------
  Total assets                                                   $  159,093          $   219,186      $   208,874
                                                                 ==========          ===========      ===========

  Secured notes payable                                          $   56,604          $    77,046      $    87,146
  Other liabilities                                                   3,401                5,148            5,148
  Minority interest in Operating Partnership                         15,236               15,759           15,759
  Stockholders' equity                                               83,852              121,233          100,821
                                                                 ----------          -----------      -----------
  Total liabilities and stockholders' equity                     $  159,093          $   219,186      $   208,874
                                                                 ==========          ===========      ===========

The source of the funds to be paid to Commercial Assets stockholders who elect to receive cash in the merger (up to a maximum of $20,412,000) is Commercial Assets' $17.2 million of cash and short-term investments at December 31, 1999 and $10.1 million in additional non-recourse, secured long-term notes payable borrowed by Commercial Assets in January 2000. Additional pro forma information at December 31, 1999 would be as follows:

                                                                                             Pro Forma
                                                                  Asset            -----------------------------
                                                                Investors               All             Shares
                                                                Historical             Shares          and Cash
                                                                ----------             ------          --------
                                                                          (dollar amounts in thousands)
Debt to equity ratio                                              0.57:1.00         0.56:1.00          0.75:1.00
Secured long-term notes payable                                  $   53,994       $    74,436        $    84,536
Secured short-term financing                                     $    2,610       $     2,610        $     2,610
Long-term debt as a percent of total debt                                95%               97%                97%
Fixed rate debt                                                  $   47,923       $    68,365        $    78,465
Variable rate debt                                               $    8,681       $     8,681        $     8,681
Fixed rate debt as a percent of total debt                               85%               89%                90%



                              FUNDS FROM OPERATIONS

We measure our economic profitability based on FFO, less an annual capital replacement reserve of at least $50 per developed homesite. We believe that the presentation of FFO, when considered with the financial data determined in accordance with generally accepted accounting principles, provides a useful measure of our performance. However, FFO does not represent cash flow and is not necessarily indicative of cash flow or liquidity available to us, nor should it be considered as an alternative to net income as an indicator of operating performance. The Board of Governors of NAREIT defines FFO as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition and include adjustments for:

   o the minority interest in the Operating Partnership owned by persons other than us,
   o  costs we incurred in order to become self-managed,
   o  amortization of property and investment management contracts, and
   o  nonrecurring income, net.

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

For 1999, 1998 and 1997, our FFO was as follows (in thousands):


                                                                  1999                 1998                 1997
                                                               ----------           ----------           ----------
  Income before minority interest in Operating Partnership      $  2,852             $    272             $  7,192
  Real estate depreciation, including joint ventures               3,870                2,685                  848
  Amortization of management contracts                             2,757                2,894                  744
  Costs incurred to acquire management contract                       --                2,092                6,553
  Nonrecurring income, net                                           (63)                  --                   --
  Equity in Commercial Assets' adjustments for FFO                   340                  146               (1,546)
  Gain on sale of bonds                                               --                   --               (6,484)
                                                                --------             --------             --------
  Funds From Operations (FFO)                                   $  9,756             $  8,089             $  7,307
                                                                ========             ========             ========

  Weighted average common shares and OP Units outstanding          6,565                6,540                5,254
                                                                ========             ========             ========

For 1999, 1998 and 1997, our net cash flows were as follows (in thousands):

                                                                  1999                 1998                1997
                                                               -----------          ----------          ----------
  Cash provided by operating activities                        $   5,764            $   6,841          $    3,931
  Cash provided by (used in) investing activities                 (5,410)             (58,897)             27,479
  Cash provided by (used in) financing activities                 (1,210)              31,680             (10,025)


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

Our hardware and software systems are currently Year 2000 compliant. Upon failure of any system, data included in critical software (such as rent-rolls and certain record-keeping systems) could be transferred to alternative commercially available software at a reasonable cost and within a reasonable time period. Consequently, we would be able to continue our business operations without any material interruption or material effect on our business, results of operations or financial condition. We have not experienced any Year 2000 problems through March 17, 2000.

Disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect us. Moreover, because a large number of our tenants may be dependent on social security payments to pay their rents, a failure of the Social Security Administration to cause their systems to be Year 2000 compliant may result in a material adverse effect on our operations. The Social Security Administration has announced that they will have their systems Year 2000 compliant before January 1, 2000. We have received oral representations from our third party vendors indicating that they are substantially Year 2000 compliant. We have not experienced any Year 2000 problems through March 17, 2000.

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

We have $37.8 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $7.6 million of fixed rate, non-recourse, secured long-term notes payable that mature in October 2000. The rates on these notes range from 7.5% to 8.25% with a weighted average rate of 7.7%. We intend to refinance the notes during 2000 with long-term, fully amortizing, fixed rate debt. Therefore, changes in interest rates would affect the cost of funds borrowed in the future to refinance the existing debt. If the interest rate on the refinanced debt was 1.0% greater than the weighted average rate on the existing debt, our annual net income and cash flows would decrease by $76,000 due to an increase in interest expense on these notes, based on the outstanding balances at December 31, 1999. We believe that the effect, if any, of near-term changes in interest rates on our financial position, results of operations or cash flows for 2000 would not be material as the existing debt is fixed rate through September 2000.

We have a $2.5 million fixed rate, partially amortizing, non-recourse, secured long-term note payable that matures in April 2009. We do not have significant exposure to changes in interest rates since the interest rate is fixed and the balance due at maturity is $2 million.

We have a $6.1 million of recourse, secured long-term note payable that bears interest at the 30-day London Interbank Offered Rate ("LIBOR") plus 2.5%. If LIBOR increased immediately by 1%, our annual net income and cash flows would decrease by $61,000 due to an increase in interest expense on this note payable, based on the outstanding balance at December 31, 1999.

We have a recourse, secured line of credit that bears interest at LIBOR plus 1.75%. As of December 31, 1999, the outstanding balance was $2.6 million. If LIBOR increased immediately by 1%, then our annual net income and cash flows would decrease by $26,000 due to an increase in interest expense on this line of credit, based on the outstanding balance at December 31, 1999.

Item 8.  Financial Statements and Supplementary Data.

The report of independent auditors, consolidated financial statements and schedules listed in the accompanying index are filed as part of this report and incorporated herein by reference. See "Index to Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no changes in nor any disagreements with our accountants relating to accounting or financial disclosure.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information with respect to our directors and executive officers appears below and was furnished in part by each such person.

Each of our executive officers serves for a term of one year and until his or her successor is elected and qualified or until his or her earlier resignation or removal by the Board of Directors. Each of our directors serves for a term of three years. There are no family relationships among any of our directors and executive officers.


          Name           Age     First Elected              Position(s) Held with the Company
---------------------------------------------------------------------------------------------------------------
Terry Considine           52  September 1996      Chairman of the Board of Directors (Class II)
                                                  and Chief Executive Officer
Thomas L. Rhodes          60  September 1996      Vice Chairman of the Board of Directors (Class III)
Bruce E. Moore            57  February 1998       Director (Class I), President and Chief Operating Officer
Bruce D. Benson           61  October 1996        Independent Director (Class II) and Chairman of the
                                                  Compensation Committee
Elliot H. Kline           59  September 1988      Independent Director (Class III), Member of the Compensation
                                                  Committee and Chairman of the Audit Committee
Richard L. Robinson       70  January 1990        Independent  Director (Class I) and Member of the Audit and
                                                  Compensation Committees
Tim Schultz               51  July 1994           Independent  Director (Class I) and Member of the Audit and
                                                  Compensation Committees
William J. White          61  December 1996       Independent  Director (Class II) and Member of the Audit and
                                                  Compensation Committees
Robert G. Blatz           38  February 1999       Executive Vice President-Operations
Joseph W. Gaynor          54  January 2000        Vice President-Development
David M. Becker           40  December 1997       Chief Financial Officer, Treasurer and Secretary


Terry Considine has been our Chairman of the Board of Directors and Chief Executive Officer since April 1998. From September 1996 to April 1998, Mr. Considine served as Co-Chairman of the Board of Directors and Co-Chief Executive Officer of the Company. Mr. Considine also serves as Chairman of the Board of Directors and Chief Executive Officer of Commercial Assets, Inc. ("CAX"). He is the sole owner of Considine Investment Co. and has also been the Chairman of the Board of Directors and Chief Executive Officer of Apartment Investment and Management Company

Thomas L. Rhodes has been our Vice Chairman of the Board of Directors of the Company since April 1998. From September 1996 to April 1998, Mr. Rhodes served as Co-Chairman of the Board of Directors and Co-Chief Executive Officer of the Company. Mr. Rhodes also serves as Vice Chairman of the Board of Directors of CAX. Mr. Rhodes has also been a Director of AIMCO since July 1994. Mr. Rhodes has served as the President and a Director of National Review magazine since 1992. From 1976 to 1992, he held various positions at Goldman, Sachs & Co. and was elected a General Partner in 1986. He currently serves as a Director of Delphi Financial Group, Inc. and its subsidiaries, Delphi International, Ltd., Oracle Reinsurance and The Lynde and Harry Bradley Foundation. Mr. Rhodes is Trustee of The Heritage Foundation.

Bruce E.  Moore was  appointed  our  President  and Chief  Operating  Officer in
February 1998. He also serves as President and Chief Operating Officer of Commercial Assets. Mr. Moore is the founder and was the Chief Executive Officer of Brandywine Financial Services Corporation and its affiliates ("Brandywine"), a private real estate firm specializing in various aspects of the real estate industry, including asset management, consulting, development, property management, brokerage and capital formation. He is a certified public accountant, holds a Masters in Accounting and a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania. Mr. Moore is a director and past president of the Media Youth Center, and a past advisory-board member for the Department of Recreation and Intercollegiate Athletics for the University of Pennsylvania. In addition, Mr. Moore is a member of the National Association of Real Estate Investment Trusts and the International Council of Shopping Centers.

Robert G. Blatz has functioned as our Executive Vice President since February 1999 and was appointed to this position in September 1999. From June 1998 until joining the Company he served as a Senior Associate for Coopers & Lybrand (predecessor to PricewaterhouseCoopers) as a consultant for management and financial systems. From May 1993 to June 1998, he was with the Heritage Foundation, a public policy organization, most recently as its Vice President and Chief Financial Officer. From May 1983 to May 1993, he served as an officer in the United States Army, in a variety of positions and assignments. Mr. Blatz received a BS from the United States Military Academy and an MBA from The George Washington University.

Joseph W. Gaynor joined the Company as Vice President of Development in January 2000. From January 1986 through December 1999, Mr. Gaynor served as General Counsel to Brandywine Corporation and its affiliates ("Brandywine"), a private real estate firm specializing in various aspects of the real estate industry, including development and property management of retail centers and manufactured home communities. In 1995, Mr. Gaynor became the President of an affiliate of Brandywine in charge of new development. In May 1997, Mr. Gaynor became
President of Community Acquisition and Development Corporation, the managing member of several limited liability companies which owned, leased and operated manufactured home communities in which either the Company or Commercial Assets had interests in. Prior to 1995, Mr. Gaynor was a senior partner in the law firm of Gaynor, Decker & Young, P.A. and specialized in the development of retail shopping centers, hotels, marinas and manufactured home communities. Mr. Gaynor received his B.S. with honors from Rutgers University, earned his J.D. from Stetson University College of Law and was admitted to the Florida Bar in 1971. He is a past Chairman of St. Petersburg Downtown Redevelopment Committee and Port Authority, a past Chairman of the Board of Operation PAR, Inc. (Parental Awareness and Responsibility), a past Chairman of the Tampa Bay Area Partnership for a Drug Free Florida, and a past Chairman of the Pinellas Partnership for a Drug-Fee Workplace.

David M. Becker has functioned as our Chief Financial Officer, Treasurer and Secretary since December 1997 and was appointed to such positions in February 1998. Since December 1997, Mr. Becker has also served as Chief Financial Officer, Secretary and Treasurer of Commercial Assets and was appointed to such positions in April 1998. From September 1995 until joining the Company, he was both the Chief Financial Officer of Westfield Development Company, Inc. and Vice President-Finance of The Frederick Ross Co., related companies involved in commercial real estate development, brokerage and management. Prior to September 1995, he held various executive positions with CONCORD Services, Inc., a privately-held company involved in multiple businesses, including trading, manufacturing and finance. CONCORD Services, Inc. declared bankruptcy in February 1995. In addition, Mr. Becker was Chief Financial Officer and General Counsel of Ramtron International Corporation, a publicly-held semiconductor manufacturer, from October 1989 until July 1994. Mr. Becker is an attorney and certified public accountant. He received a B.A. from the University of Northern Iowa and a J.D. from the University of Denver.

Bruce D. Benson has served as a Director of the Company and CAX since October 1996 and previously served as a Director of the Company from February 1992 through November 1993. In February 1998, Mr. Benson became the Chairman of the Company's compensation committee. For the past 32 years, he has been President and owner of Benson Mineral Group, Inc., a domestic oil and gas production company located in Denver, Colorado. He is also Chairman, Chief Executive Officer and President of United States Exploration, Inc., an oil and gas exploration company listed on the American Stock Exchange. He serves on numerous Boards of Trustees and Boards of Directors, including Chairman, Denver Zoological Foundation; Past Chairman and Past President, Boy Scouts of America, Denver Area Council; Trustee and Past President of the Board of Trustees, Berkshire School, Sheffield, Massachusetts; Past Trustee, Smith College, Northampton, Massachusetts; Past Chairman, Colorado Commission on Higher Education; and past member, Board of Directors, University of Colorado Foundation; and Chairman of the Total Learning Environmental Capital Campaign of the University of Colorado. In 1994, he was the Republican nominee for the Governor of Colorado.

Elliot H. Kline has served as a Director of the Company since September 1988, as a member of its compensation committee since February 1998, as a member of its audit committee since December 1988 and as Chairman of the audit committee since November 1990. Dr. Kline has served as Executive-in-Residence at Arizona State University-West since August 1993. Dr. Kline served as President of In The Interim Management Consulting, a firm specializing in consulting to universities, from 1989 to 1993. Dr. Kline served as the Dean of the College of Business Administration at the University of Denver from 1987 to 1989; as the Dean and a Professor of the School of Business and Public Administration at the University of the Pacific from 1977 to 1987; and as the Director and an Associate Professor of the Institute of Public Affairs and Administration at Drake University from 1970 to 1977.

Richard L. Robinson has served as a Director of the Company since January 1990, as a member of its audit committee since August 1993 and as a member of its compensation committee since February 1998. Mr. Robinson has served as Chairman of the Board of Directors and Chief Executive Officer of Robinson Dairy, Inc., a Denver-based institutional dairy products manufacturer and distributor, since 1975 and prior thereto served in various executive positions with that company for 20 years. Mr. Robinson also serves as a Director of US Exploration. He is active in numerous civic and charitable organizations, is past Chairman of the Greater Denver Chamber of Commerce and a past President of the State Board of Agriculture, the governing body for the Colorado State University System.

Tim Schultz has served as Director of the Company and as a member of its audit committee since July 1994. In February 1998, Mr. Schultz became a member of the Company's compensation committee. He is President and Executive Director of the Boettcher Foundation, a Colorado not-for-profit, charitable corporation, and from August 1994 until November 1995, he was Chairman and President of Colorado Open Lands, a Colorado not-for-profit corporation. From 1990 until August 1994, he was employed by the law firm of Arnold & Porter as a Consultant-Corporate/Government Relations with responsibilities ranging from serving as Chairman of a large land trust to representing clients' needs in connection with state and local government issues. From May 1987 to July 1990, Mr. Schultz served as Executive Director of the State of Colorado Department of Local Affairs and from November 1983 to May 1987, as Commissioner of Agriculture for the State of Colorado Department of Agriculture, both cabinet level positions. From 1987 to 1991, he served as Chairman of the Colorado Economic Development Commission.

William J. White has served as Director of the Company and member of its audit committee since December 1996, and became a member of its compensation committee in February 1998. Mr. White has served as Chairman of Bigelow and Co., an investment-banking firm located in Denver, Colorado that specializes in municipal and corporate finance, since 1995. From 1992 through 1995, Mr. White was President and owner of First Denver Financial Corporation and in 1991 and 1992, was President of Affiliated Capital Markets, a division of Affiliated National Bank. Prior to these positions, Mr. White served in various positions culminating as Chairman of Kirchner Moore and Company, an investment-banking firm. Mr. White serves on the Board of Directors of Guaranty Bank and Trust Company.

There are no arrangements or understandings pursuant to which any of our directors or executive officers were selected as directors or officers. Except as described above, none of our directors or executive officers have been involved in any legal proceedings during the past five years that are material to an evaluation of the ability or integrity of such persons.

Compliance With Section 16(a) of the Exchange

Our executive officers and directors, and persons who own more than 10% of the Company's common stock, are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership of securities of the Company with the Securities and Exchange Commission and the New York Stock Exchange, Inc. Copies of those reports also must be furnished to us. Based solely upon a review of the copies of reports furnished to us, we believe that for the year ended December 31, 1999, all filing requirements were timely met by our executive officers, directors and beneficial owners of more than ten percent of our stock except as follows: Mr. Blatz was late filing his report on Form 3 relating to ownership of equity interests. Mr. White was late filing one report on Form 4 relating to a change in beneficial ownership.

11.  Executive Compensation.

In 1999, none of Messrs. Considine, Rhodes or Moore received any compensation in his capacity as Chief Executive Officer, Vice Chairman and President and Chief Operating Officer, respectively. Mr. Blatz received total salary and bonus in 1999 of $101,000 as the Executive Vice President-Operations. Mr. Becker received total salary and bonus in 1999 of $150,000 as the Chief Financial Officer, Treasurer and Secretary.

In their capacity as executive officers, each of Messrs. Moore, Blatz and Becker received options to acquire shares of our common stock. Neither Messrs. Considine nor Rhodes, each of whom is a stockholder of the Company and Commercial Assets, was at any time on or prior to December 31, 1999 granted options to acquire shares of our common stock other than in his capacity as an executive officer. Mr. Moore, a stockholder in the Company, was not at any time on or prior to December 31, 1999 granted options to acquire shares of our common stock other than in his capacity as an executive officer.

The following table sets forth, in summary form, the compensation paid by the Company to each individual who served as its Chief Executive Officer, President and two executive officers of the Company during 1999 whose salary exceeded $100,000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                     Long Term
                                                                     Annual Compensation            Compensation
                                                                                                       Awards
                                                                     ---------------------      ---------------------
                                                                                                     Securities
                                                                                                     Underlying
Name and Principal Positions                           Year               Salary ($)                Options (#)
---------------------------------------------      -------------     ---------------------      ---------------------
Terry Considine                                        1999                   -                              -
Chief Executive Officer                                1998                   -                        300,000
                                                       1997                   -                              -

Bruce E. Moore                                         1999                   -                         25,000
President and Chief Operating Officer                  1998                   -                        250,000
                                                       1997                   -                              -

Robert G. Blatz                                        1999                101,000                      80,000
Executive Vice President - Operations                  1998                   -                              -
                                                       1997                   -                              -

David M. Becker                                        1999                150,000                      10,000
Chief Financial Officer                                1998                150,000                      40,000
                                                       1997                   -                              -


The following tables set forth certain information regarding stock options granted to the Named Executive Officers during 1999:

                        OPTION GRANTS IN LAST FISCAL YEAR


                                              Individual Grants                              Potential Realizable
                        ---------------------------------------------------------------        Value at Assumed
                           Number of        % of Total                                       Annual Rates of Stock
                           Securities     Options Granted                                   Price Appreciation for
                           Underlying       Granted to                                           Option Term
                            Options        Employees in       Exercise       Expiration    --------------------------
         Name              Granted(#)     Fiscal Year (%)  Price ($/sh)(3)      Date          5% ($)       10% ($)
         ----              ----------     ---------------  ---------------      ----          ------       -------
Terry Considine                 --               --%               --               --             --        --
Bruce E. Moore              25,000 (1)         21.7%          15.0625          1/18/09        237,000       600,000
Robert G. Blatz             80,000 (2)         69.6%          13.4375          9/12/09        676,000     1,713,000
David M. Becker             10,000 (1)          8.7%          15.0625          1/18/09         95,000       240,000
----------

(1) During 1999, each of Messrs. Moore and Becker received options constituting nonqualified stock options to purchase shares of common stock under the 1998 Stock Incentive Plan. Their options are subject to a five-year vesting period such that no options vest until the third anniversary after the date of grant. Sixty percent of the options vest on the third anniversary and an additional 20% vest on each of the fourth and fifth anniversaries.
(2) During 1999, Mr. Blatz received options constituting nonqualified stock options to purchase 40,000 shares of common stock under the 1998 Stock Incentive Plan. Options are subject to a four-year vesting period such that 25% of such options vest on each of the first three anniversaries after the respective date of grant. Options for an additional 40,000 shares vested on the date of grant and Asset Investors lent $538,000 to Mr. Blatz which he used to exercise these options. The loan bears interest at 7.5% and matures September 12, 2009.
(3) The exercise price is equal to the fair market value of the common stock on the date of grant.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                                                                    Value of
                                                                  Number of Securities            Unexercised In-
                                                                 Underlying Unexercised             the-Money
                                                                    Options at Fiscal            Options at Fiscal
                                Shares            Value               Year-end (#)                 Year-end ($)
                               Acquired         Realized              Exercisable/                 Exercisable/
          Name             On Exercise (#)       ($)(1)               Unexercisable             Unexercisable (2)
          ----             ---------------       ------               -------------            -----------------
Terry Considine                   --               --                100,000/200,000                   0/0
Thomas L. Rhodes                  --               --                 33,334/66,666                    0/0
Bruce E. Moore                    --               --                83,334/191,666                    0/0
Robert G. Blatz                 40,000             --                   0/40,000                       0/0
David M. Becker                   --               --                20,000/30,000                     0/0
----------

(1) Represents the product of (A) the difference between (i) the closing price of the common stock on the NYSE on the exercise date and (ii) the option exercise price and (B) the number of securities underlying such options.
(2) The value of unexercised in-the-money options is calculated by multiplying (A) the number of securities underlying such options by (B) the difference between (i) the closing price of the common stock at December 31, 1999 and (ii) the option exercise price.


Director Compensation

During 1999, each of our non-employee directors received 2,300 shares of our common stock, plus an additional $300 for each meeting of the Board of Directors or committee thereof attended. In addition, all directors are reimbursed for expenses related to their attendance at Board of Directors and committee meetings.

Under the existing 1998 Stock Incentive Plan, on the date of the 1999 annual stockholders meeting, all of our non-employee directors received an automatic grant of options to acquire 2,800 shares of the Company's common stock with an exercise price equal to the closing price of the Company's common stock on such date. Such options were immediately exercisable and have a term of 10 years.

Under the 1998 Stock Incentive Plan, all of our non-employee directors will automatically receive annual grants of market-price options to acquire 2,800 shares of the Company's common stock on the date of each annual stockholders meeting. These options will be immediately exercisable upon grant and have a term of ten years.

Compensation Committee Interlocks and Insider Participation

During 1999, Messrs. Benson, Kline, Robinson, Schultz and White served on the compensation committee. Mr. Considine served as Chairman of the Board and Chief Executive Officer of the Company and Commercial Assets, and Mr. Rhodes served as Vice Chairman of the Board of the Company and Commercial Assets. Mr. Considine is Chairman of the Board and Chief Executive Officer of Apartment Investment and Management Company ("AIMCO") and Mr. Rhodes serves on the compensation committee of AIMCO.

Compensation Committee Report on Executive Compensation

The five directors who are not members of management constitute the compensation committee. The compensation committee:

   o determines the compensation of the Chief Executive Officer and the Vice Chairman;
   o reviews and approves the compensation of other corporate officers holding executive positions;
   o  reviews the general compensation and benefit practices of the Company; and
   o  administers our compensation and stock incentive plans.

The compensation committee considers various factors including:

   o  recruitment, motivation and retention of our management team;
   o alignment of management financial rewards with stockholder objectives for total return (dividend income plus share price appreciation); and
   o reasonability in consideration of all the facts, including total return, the size and complexity of the Company and the practices of other real estate investment trusts.

Compensation   of  senior   management   is  comprised  of  Base   Compensation,
Discretionary Compensation and Incentive Compensation. The policy of the compensation committee is to set Base Compensation at or below the median paid by comparable companies to executive officers with comparable responsibilities, to utilize Discretionary Compensation, generally cash and not more than Base Compensation, to reward specific achievements, and to make the chief financial reward Incentive Compensation which is tied directly to the creation of stockholder value.

BASE COMPENSATION. The compensation committee determined 1999 Base Compensation for the Chief Executive Officer and the Vice Chairman, reviewed and approved 1999 Base Compensation for other senior management based upon the recommendation of the Chief Executive Officer and Vice Chairman and considered such 1999 Base Compensation reasonable. Base Compensation for the Chief Executive Officer and Vice Chairman for 1998-2000 consists of options to purchase 300,000 and 100,000 shares, respectively, of the Company's common stock at $19.375 per share.

DISCRETIONARY COMPENSATION. For 1999, the compensation committee considered, among other things:

   o the achievement of the 1999 objective for per share Adjusted Funds From Operations;
   o  our growth in size and complexity during 1999;
   o the number and size of 1999 acquisitions by Commercial Assets and their financings;
   o  the achievement of a proposed merger agreement with Commercial Assets; and
   o  our total return for 1999 as compared to the Morgan Stanley REIT Index.

No Discretionary Compensation was awarded to senior management.

INCENTIVE COMPENSATION. The compensation committee bases Incentive Compensation primarily by reference to "Excess Value Added," calculated as the amount, if any, by which our total return exceeds total returns achieved by other real estate investment trusts (as measured by Morgan Stanley REIT Index) multiplied by the weighted average market value of our stock and OP Units outstanding during the measurement period.

In 1999, our total return was a negative 6% which was less than the negative 5% Total Return of the Morgan Stanley REIT Index. The compensation committee awarded no Incentive Compensation in 1999 to either the Chief Executive Officer or Vice Chairman and approved no awards to other senior management.

CHIEF EXECUTIVE OFFICER AND VICE CHAIRMAN. In determining the compensation for the Chief Executive Officer and Vice Chairman, the compensation committee considered, among other things, our 1999 financial performance:

   o  Total Return for 1999 of a negative 6%;
   o investment of $47 million by Commercial Assets in manufactured home communities in 1999;
   o  agreement to merge with Commercial Assets; and
   o increase in leasing of previously unleased homesites from 44 in 1998 to 147 in 1999.

EQUITY TRANSACTIONS IN SUPPORT OF COMPENSATION OBJECTIVES

The compensation committee has determined that we are well served by the alignment of interest that occurs when senior management has the same financial interests as do other stockholders. To promote this end, the compensation committee and the Board of Directors have:

   o structured Board annual compensation to be paid in stock options and annual director's fees paid in stock with meeting fees paid in cash;
   o structured Base Compensation of Chief Executive Officer, Vice Chairman and President for 1998-2000 entirely in options to acquire stock at 100% of then current value; and
   o granted to other senior management options to acquire stock at 100% of then current value which are fully vested only after three or five years.

Date:  March 14, 2000                            BRUCE D. BENSON (Chairman)
                                                 ELLIOT H. KLINE
                                                 RICHARD L. ROBINSON
                                                 TIM SCHULTZ
                                                 WILLIAM J. WHITE

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth, as of March 17, 2000, the number of shares of our common stock beneficially owned by (1) each person known by us to be a beneficial owner of more than 5% of our common stock; (2) all directors, individually, and each executive officer that holds our common stock, individually; and (3) all of our directors and executive officers as a group, which information was furnished in part by each such person.

                                                                      Amount and
                                                                       Nature of
                                                                      Beneficial             Percent of
                  Name of Beneficial Owner (1)                         Ownership               Class (2)
                  ----------------------------                       ------------            ---------
Terry Considine (3)                                                      753,903               12.3%
Thomas L. Rhodes (4)                                                     289,190               4.9%
Bruce E. Moore (5)                                                       229,813               3.9%
Bruce D. Benson (6)                                                      148,492               2.6%
Elliot H. Kline (7)                                                       52,318               *
Richard L. Robinson (8)                                                   55,502               1.0%
Tim Schultz (9)                                                           32,536               *
William J. White (10)                                                     18,500               *
Robert G. Blatz                                                           40,000               *
Joseph W. Gaynor (11)                                                      8,414               *
David M. Becker (12)                                                      28,110               *
The Wilder Corporation of Delaware (13)                                  601,891               10.6%
All directors and executive officers as a group (11 persons)           1,656,778               24.5%
-----------

* Denotes ownership of less than 1% of the outstanding shares of the Company's common stock.
(1) Includes, where applicable, shares owned by such person's minor children and spouse and by other related individuals and entities. Unless otherwise indicated, such person has sole voting and investment power as to the shares listed and such person's address is 3410 South Galena Street, Suite 210, Denver, Colorado 80231. Excludes units of limited partnership of Asset Investors Operating Partnership ("OP Units") that are not redeemable within 60 days.
(2) All shares which a person had the right to acquire within 60 days after March 17, 2000 were deemed to be outstanding for the purpose of computing the "Percent of Class" owned by such person but were not deemed to be outstanding for the purpose of computing the "Percent of Class" owned by any other person. At March 17,2000, 5,632,569 shares were outstanding.
(3) Includes 178,354 shares held by Titahotwo Ltd. and Titahothree Ltd., in which Mr. Considine serves as a general partner. Includes 226,919 options exercisable and 266,130 OP Units redeemable within 60 days.
(4) Includes 78,022 options exercisable and 168,037 OP Units redeemable within 60 days.
(5) Includes 8,721 shares held by Brandywine Real Estate Management Services Corporation, an entity in which Mr. Moore owns a 50% interest, and 166,667 options exercisable and 25,355 OP Units redeemable within 60 days.
(6) Includes 30,823 options exercisable and 75,160 OP Units redeemable within 60 days.
(7)    Includes 17,600 options exercisable within 60 days.
(8)    Includes 17,600 options exercisable within 60 days.
(9)    Includes 17,600 options exercisable within 60 days.
(10)   Includes 12,100 options exercisable within 60 days.
(11) Includes 2,600 shares held by the Joseph William Gaynor Family Trust dated 10-28-83 of which Mr. Gaynor is the sole trustee.
(12)   Includes 20,000 options exercisable within 60 days.
(13)   Includes 56,960 OP Units redeemable within 60 days.


Item 13.  Certain Relationships and Related Transactions.

Transactions involving former manager. Prior to November 1997, our daily activities were performed by Financial Asset Management LLC ("FAM"), pursuant to a management agreement (the "AIC Management Agreement"). FAM provided similar services to Commercial Assets pursuant to a separate agreement (the "CAX Management Agreement," and collectively with the AIC Management Agreement, the "Management Agreements"). Messrs. Considine, Rhodes and Benson are principal owners of FAM.

In November 1997, our stockholders approved the purchase of FAM's assets and operations, including the Management Agreements, in exchange for (i) 676,696 OP Units and (ii) the issuance of up to 240,000 additional OP Units if we achieve certain performance goals. In 1998, FAM distributed the 676,696 OP Units to its owners. Messrs. Considine, Rhodes and Benson received 204,286, 138,458, and 63,839 OP Units, respectively, from this distribution.

In August 1998, we issued 120,000 of the above described 240,000 OP Units to FAM as a result of the achievements of investment and return goals. FAM distributed these OP Units and Messrs. Considine, Rhodes and Benson received 36,227, 29,433, and 11,321 OP Units, respectively, from this distribution.

If the average share price of our common stock exceeded $20.00 for a 90-day period prior to June 17, 1999, then we were required to issue to FAM the remaining 120,000 OP Units described above. The average share price of our common stock did not exceed $20.00 for the required time period and this obligation to issue OP Units has expired.

Transactions involving Messrs. Moore and Gaynor. During 1999, two property management companies (collectively, "AIC Property Management") received property management and accounting fees of $672,000 from communities in which we own an interest and $172,000 from communities in which Commercial Assets owns an interest. We own 50% of AIC Property Management and Community Management Investors Corporation ("CMIC") owns 50% of AIC Property Management. Mr. Moore owns 35% and Mr. Gaynor owns 20% of CMIC. In order for AIC Property Management to provide the above services, AIC Property Management utilized staff and resources of Brandywine Financial Services Corporation and its affiliates ("Brandywine"). Mr. Moore is the founder and was the Chief Executive Officer of Brandywine prior to his appointment as our President and Chief Operating Officer. Effective January 1, 2000, we purchased CMIC's 50% interest in AIC Property Management for a $2,120,000 promissory note that matures March 31, 2000. The note bears interest at 8.5%.

Brandywine Commercial Services Corporation ("Services Corp."), an affiliate of Brandywine, provides maintenance services to both our communities and Commercial Assets communities. Mr. Moore owned 50% of Services Corp. during 1999. Services Corp. received fees of $1,725,000 from our communities and $658,000 from Commercial Assets communities for maintenance services provided during 1999. Effective January 1, 2000, we purchased 100% of Services Corp.'s assets and operations for $30,000 and the assumption of leases on equipment used by Services Corp.

Brandywine Home Sales Corporation ("Sales Corp."), an affiliate of Brandywine, provides real estate brokerage services in both our communities and Commercial Assets communities. Sales Corp. receives commissions from us, Commercial Assets or the homeowner depending on the circumstances. Mr. Moore owned 50% of Sales Corp. during 1999. Sales Corp. received sales commissions during 1999 as follows:

           From our communities                                  $ 45,000
           From Commercial Assets communities                    $ 46,000
           From homeowners                                       $293,000

Effective January 1, 2000, we purchased 100% of Sales Corp.'s activities and its inventory of homes located at our communities for (a) $100,000 cash, (b) the assumption of $487,000 in the third-party debt, and (c) the cancellation of $64,000 in loans from us.

Effective January 1, 2000, we purchased four communities and undeveloped homesites at three other communities from entities in which Mr. Gaynor owns 31% (the "CADC Properties"). During 1999, we held participating mortgages secured by the CADC properties. The purchase price for the CADC Properties was $36,816,000 and was paid as follows:

   o  Issuance of 44,572 OP Units at an assigned value of $496,000,
   o  Cancellation   of   $24,851,000  in  loans  from  us  involving  the  CADC
      Properties,
   o  Assumption of $10,704,000 in third-party debt, and
   o  $765,000 cash.

Other Transactions. Asset Investors Equity, Inc. ("AIE") and AIC Manufactured Housing Corp. ("AICMHC" and collectively with AIE, the "Service Subsidiaries") engage in activities and receive fees that would not otherwise be permitted under the tax rules governing REITs. In order to allow us to maintain our REIT status for federal income tax purposes, Messrs. Considine and Rhodes, directly or indirectly, equally own some or all of the outstanding voting common stock of the Service Subsidiaries. We own all of the outstanding non-voting common stock of each of the Service Subsidiaries.

Messrs. Considine and Rhodes acquired all of the outstanding voting common stock of AICMHC in 1997 for $27,000. This represents 5% of the outstanding capital stock of AICMHC. We acquired the remaining 95%, in the form of non-voting common stock, for $509,485. Messrs. Considine and Rhodes each acquired their shares of AICMHC's voting common stock in exchange for a $13,500 promissory note bearing 7% interest. Messrs. Considine and Rhodes have paid interest through December 31, 1999 and paid $5,000 in interest during 1999.

Messrs. Considine and Rhodes owned 70% of the outstanding voting common stock of AIE through June 1999. This represented 3.5% of the outstanding capital stock of AIE. AICMHC owned the remaining outstanding shares of voting common stock which represented 1.5% of the outstanding capital stock of AIE. We own the remaining 95% of AIE's capital stock in the form of non-voting common stock. In June 1999, Messrs. Considine and Rhodes sold all of their shares of AIE's voting common stock to AICMHC in exchange for AICMHC's assumption of the outstanding balances on their promissory notes to AIE totaling $168,000. The promissory notes were originally issued in connection with Messrs. Considine's and Rhodes's purchase of AIE voting common stock. All distributions by AIE to Messrs. Considine and Rhodes prior to the June 1999 sale were used by them to pay interest and principal on these notes.

We lease a recreational vehicle park which we would not otherwise be permitted to operate under the tax rules governing REITs to AIC RV Management Corp. ("AIC RV Management"), an entity that is owned equally by Messrs. Considine and Rhodes. During 1999, AIC RV Management paid aggregate lease payments of $366,000 to us. As of December 31, 1999, AIC RV Management has $80,000 in loans from us which bear interest at a rate of 10% per annum.

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

(a)(3)   The Exhibit Index is included on page 36 of this report.

(b)      Reports on Form 8-K for the quarter ended December 31, 1999:

         No current reports on Form 8-K were filed by the Company during the fourth quarter of 1999.

                          INDEX TO FINANCIAL STATEMENTS


ASSET INVESTORS CORPORATION                                                 Page

Financial Statements:

         Report of Independent Auditors....................................  F-2
         Consolidated Balance Sheets as of December 31, 1999 and 1998......  F-3
         Consolidated Statements of Income for the years ended
           December 31, 1999, 1998 and 1997................................  F-4
         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997..........................  F-5
         Consolidated Statements of Cash Flows for the years ended
           December 31, 1999, 1998 and 1997................................  F-6
         Notes to Consolidated Financial Statements........................  F-7

Financial Statement Schedules:

         Schedule III -- Real Estate and Accumulated Depreciation.......... F-22

         Schedule IV -- Mortgage Loans on Real Estate...................... F-24


COMMERCIAL ASSETS, INC. (a significant unconsolidated subsidiary of the Company)

Financial Statements:

         Report of Independent Auditors.................................... F-26
         Consolidated Balance Sheets as of December 31, 1999 and 1998...... F-27
         Consolidated Statements of Income for the years ended
             December 31, 1999, 1998 and 1997.............................. F-28
         Consolidated Statements of Stockholders' Equity for the
             years ended December 31, 1999, 1998 and 1997.................. F-29
         Consolidated Statements of Cash Flows for the
             years ended December 31, 1999, 1998 and 1997.................. F-30
         Notes to Consolidated Financial Statements........................ F-37

Financial Statement Schedules:

         Schedule III -- Real Estate and Accumulated Depreciation.......... F-44

         Schedule IV -- Mortgage Loans on Real Estate...................... F-46

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Asset Investors Corporation


         We have audited the accompanying consolidated balance sheets of Asset Investors Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asset Investors Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.




                                                            /s/Ernst & Young LLP

Denver,  Colorado
January 21, 2000,  except for
  Note I, as to which the date
  is March 7, 2000

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)


                                                                                             December 31,
                                                                                             ------------
                                                                                      1999                  1998
                                                                                      ----                  ----
ASSETS
Real estate, net of accumulated depreciation of $7,248 and $3,378                   $  108,745            $   98,563
Investments in participating mortgages                                                  22,475                27,604
Cash and cash equivalents                                                                  570                 1,426
Investment in Commercial Assets                                                         19,486                20,706
Other assets, net                                                                        7,817                 9,927
                                                                                    ----------            ----------
       Total Assets                                                                 $  159,093            $  158,226
                                                                                    ==========            ==========

LIABILITIES
Secured long-term notes payable                                                     $   53,994            $   40,506
Secured short-term financing                                                             2,610                10,500
Accounts payable and accrued liabilities                                                 3,401                 2,935
                                                                                    ----------            ----------
                                                                                        60,005                53,941
                                                                                    ----------            ----------

COMMITMENTS AND CONTINGENCIES                                                               --                    --

MINORITY INTEREST IN OPERATING PARTNERSHIP                                              15,236                25,649

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 15,000 and 0 shares
   authorized, respectively; no shares issued or outstanding                                --                    --
Common stock, par value $.01 per share, 35,000 shares authorized;
   5,633 and 5,016 shares issued, 5,603 and 5,016 shares
   outstanding, respectively                                                                56                    50
Additional paid-in capital                                                             239,381               229,948
Notes receivable on common stock purchases                                                (588)                   --
Dividends in excess of accumulated earnings                                           (154,547)             (151,362)
Treasury stock, 30 and 0 shares at cost                                                   (450)                   --
                                                                                    ----------            ----------
                                                                                        83,852                78,636
                                                                                    ----------            ----------
       Total Liabilities and Stockholders' Equity                                   $  159,093            $  158,226
                                                                                    ==========            ==========


                 See Notes to Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                                          For the Years Ended December 31,
                                                                          --------------------------------
                                                                        1999             1998             1997
                                                                        ----             ----             ----
   RENTAL PROPERTY OPERATIONS
   Rental and other property revenues                                $  14,987        $  10,479        $   3,104
   Interest on participating mortgages                                   2,976            3,174               --
   Equity in earnings of real estate joint ventures                         --               --              466
   Property operating expenses                                          (5,262)          (4,039)          (1,398)
   Depreciation                                                         (3,870)          (2,685)            (693)
                                                                     ---------        ---------        ---------
   Income from rental property operations                                8,831            6,929            1,479
                                                                     ---------        ---------        ---------

   SERVICE OPERATIONS
   Property management income, net                                         207              156               69
   Commercial Assets management fees                                       564              155               --
   Amortization of management contracts                                 (2,757)          (2,894)            (744)
                                                                     ---------        ---------        ---------
   Loss from service operations                                         (1,986)          (2,583)            (675)
                                                                     ---------        ---------        ---------

   Equity in earnings of Commercial Assets                                 872              975            3,663
   General and administrative expenses                                  (1,530)          (1,393)          (1,612)
   Interest and other income                                               241              871            1,808
   Non-agency MBS bonds revenues                                            65               50            2,966
   Interest expense                                                     (3,846)          (2,485)            (368)
   Costs incurred to acquire management contract                            --           (2,092)          (6,553)
   Income tax benefit                                                      400               --               --
   Reincorporation expenses                                               (120)              --               --
   Loss from early extinguishment of debt                                  (75)              --               --
   Gain on sale of bonds                                                    --               --            6,484
                                                                     ---------        ---------        ---------

   Income before minority interest                                       2,852              272            7,192
   Minority interest in Operating Partnership                             (446)             (60)              62
                                                                     ---------        ---------        ---------

   Net income                                                        $   2,406        $     212        $   7,254
                                                                     =========        =========        =========

   Basic earnings per share                                          $    0.43        $    0.04        $    1.44
                                                                     =========        =========        =========
   Diluted earnings per share                                        $    0.43        $    0.04        $    1.43
                                                                     =========        =========        =========

   Weighted average common shares outstanding                            5,538            5,094            5,022
   Weighted average common shares and common share equivalents
     outstanding                                                         5,544            5,113            5,061

   Dividends paid per share                                          $    1.00        $    0.75        $    1.45
                                                                     =========        =========        =========


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (in thousands)

                                                                        Notes     Dividends In           Accumulated
                                        Common Stock    Additional  Receivable on  Excess of                 Other        Total
                                    -------------------  Paid-In    Common Stock  Accumulated  Treasury  Comprehensive Stockholders'
                                    Shares(a) Amount(a) Earnings(a)   Purchases    Earnings      Stock      Income        Equity
                                    --------- --------- -----------   ---------    --------      ------     ------        ------

BALANCES - DECEMBER 31, 1996           5,016    $ 50     $ 228,951    $    --    $  (147,729)   $    --      $ 5,093     $ 86,365

  Comprehensive Income
     Net income                          --       --            --         --          7,254         --           --        7,254
     Reversal of unrealized holding
       gains upon restructuring
       of bonds                          --       --            --         --             --         --       (5,093)      (5,093)
                                    -------     ----     ---------    -------    -----------    -------      -------     --------
          Comprehensive Income           --       --            --         --          7,254         --       (5,093)       2,161
                                    -------     ----     ---------    -------    -----------    -------      -------     --------
  Issuance of Common Stock               92        1         2,270         --             --         --           --        2,271
  Dividends                              --       --            --         --         (7,282)        --           --       (7,282)
                                    -------     ----     ---------    -------    -----------    -------      -------     --------
BALANCES - DECEMBER 31, 1997          5,108       51       231,221         --       (147,757)        --           --       83,515

  Issuance of Common Stock               29       --           434         --             --         --           --          434
  Repurchase of Common Stock           (121)      (1)       (1,707)        --             --         --           --       (1,708)
  Net income                             --       --            --         --            212         --           --          212
  Dividends                              --       --            --         --         (3,817)        --           --       (3,817)
                                    -------     ----     ---------    -------    -----------    -------      -------     --------
BALANCES - DECEMBER 31, 1998          5,016       50       229,948         --       (151,362)        --           --       78,636

  Net proceeds from issuance of
    Common Stock                        617        6         9,433       (588)            --         --           --        8,851
  Purchases of treasury stock            --       --            --         --             --       (450)          --         (450)
  Net income                             --       --            --         --          2,406         --           --        2,406
  Dividends                              --       --            --         --         (5,591)        --           --       (5,591)
                                    -------     ----     ---------    -------    -----------    -------      -------     --------
BALANCES - DECEMBER 31, 1999          5,633     $ 56     $ 239,381    $  (588)   $  (154,547)   $  (450)     $    --     $ 83,852
                                    =======     ====     =========    =======    ===========    =======      =======     ========

(a) Amounts have been restated to reflect the impact of the one-for-five reverse stock split, which was approved by the Company's stockholders in November 1997.

                See Notes to Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                              For the Years Ended December 31,
                                                                              --------------------------------
                                                                          1999             1998             1997
                                                                          ----             ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                           $   2,406       $     212       $   7,254
   Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation and amortization                                          6,792           5,962           1,437
     Minority interest in Operating Partnership                               446              60             (62)
     Equity in earnings of Commercial Assets                                 (666)           (917)         (3,663)
     Costs incurred to acquire management contract                             --           2,073           6,105
     Accrued interest on participating mortgages                           (1,179)           (566)             --
     Amortization of non-agency MBS bonds                                      --              --             469
     Equity in earnings of real estate joint ventures                          --              --            (466)
     Increase in other assets                                              (1,732)            (83)           (647)
     Increase (decrease) in accounts payable and accrued liabilities         (303)            100             (12)
     Gain on sale of assets                                                    --              --          (6,484)
                                                                          -------         -------         -------
       Net cash provided by operating activities                            5,764           6,841           3,931
                                                                          -------         -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of real estate                                                  (858)        (57,832)        (31,502)
   Investments in participating mortgages, net                             (5,500)         (1,611)             --
   Investments in and advances to real estate joint ventures                   --              --         (14,842)
   Capital replacements and improvements                                     (488)           (531)            (55)
   Dividends from Commercial Assets                                         1,436           1,077           3,065
   Principal collections and indemnifications on non-agency MBS
     bonds                                                                     --              --             547
   Distributions from real estate joint ventures                               --              --             459
   Proceeds from the sale of assets                                            --              --          69,807
                                                                         --------         -------         -------
     Net cash provided by (used in) investing activities                   (5,410)        (58,897)         27,479
                                                                         --------         -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of Common Stock dividends                                       (5,591)         (3,817)         (7,282)
   Payment of distributions to minority interest in Operating
     Partnership                                                           (1,000)         (1,099)           (467)
   Proceeds from secured short-term financing                                  --          10,500              --
   Principal paydowns on secured short-term financing                      (1,690)             --          (3,000)
   Proceeds from secured long-term notes payable borrowings                10,925          30,280              --
   Collections of notes receivable                                            134              --              --
   Payment of loan costs, including costs from interest rate hedges          (385)         (2,060)             --
   Principal paydowns on secured long-term notes payable                   (3,637)           (451)           (196)
   Repurchase of Common Stock                                                  --          (1,708)             --
   Proceeds from the issuance of Common Stock                                 104              35             920
   Stock issuance costs                                                       (70)             --              --
                                                                         --------         -------         -------
     Net cash provided by (used in) financing activities                   (1,210)         31,680         (10,025)
                                                                         --------         -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (856)        (20,376)         21,385
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                              1,426          21,802             417
                                                                        ---------         -------         -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                $     570         $ 1,426         $21,802
                                                                        =========         =======         =======


                See Notes to Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.       The Company

Asset Investors Corporation ("AIC" and, together with its subsidiaries, the "Company") is a Delaware corporation that owns and operates manufactured home communities and has elected to be taxed as a real estate investment trust ("REIT"). Prior to May 25, 1999, AIC was a Maryland corporation. Effective May 25, 1999, AIC's stockholders approved its reincorporation in Delaware. AIC's Common Stock, par value $.01 per share ("Common Stock"), is listed on the New York Stock Exchange under the symbol "AIC." In May 1997, AIC contributed its net assets to Asset Investors Operating Partnership, L.P. (the "Operating Partnership") in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership's initial capital. AIC owns 85% of the Operating Partnership as of December 31, 1999. The Company also owns 27% of the common stock of Commercial Assets, Inc. ("Commercial Assets") and the non-voting stock of both AIC Manufactured Housing Corp. ("AICMHC") and Asset Investors Equity, Inc. ("AIE"). Commercial Assets is a publicly-traded REIT (American Stock Exchange, Inc.: CAX) formed by the Company in August 1993. AICMHC owns interests in manufactured home community management contracts and AIE manages Commercial Assets.

Prior to 1997, the Company owned debt interests in residential mortgage loan securitizations collateralized by pools of non-conforming (non-agency guaranteed) single-family mortgage loans ("non-agency MBS bonds"). In February 1997, the Company decided to resecuritize the Company's asset base and redeploy its assets in an attempt to both reduce risks associated with the Company's non-agency MBS bonds and maximize long-term, risk-adjusted returns to stockholders. In 1997, the Company received $67,671,000 cash proceeds from the resecuritization of the non-agency MBS bonds and has invested these proceeds in manufactured home communities.

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

B.       Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership and all majority owned subsidiaries. The minority interest in the Operating Partnership represents the OP Units which are redeemable at the option of the holder. When a holder elects to redeem OP Units, the Company determines whether such OP Units will be redeemed for cash or shares of Common Stock. The holders of OP Units receive the same amount per OP Unit in distributions as the holders of Common Stock receive in dividends. As of December 31, 1999, 1,000,000 OP Units were outstanding. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in Commercial Assets is recorded under the equity method.

Rental Properties and Depreciation

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of December 31, 1999, management believes that no impairments exist based on periodic reviews. No impairment losses were recognized for 1999, 1998 and 1997.

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

Interest on participating mortgages is recorded based upon outstanding balances and interest rates per the terms of the mortgages. In addition, the Company evaluates the collectibility of any unpaid interest and provides reserves as necessary. As of December 31, 1999 and 1998, the reserve for uncollected interest on the participating mortgages was $0 and $149,000, respectively.

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

At December 31, 1999, AIC's net operating loss ("NOL") carryover was approximately $95,000,000 and its capital loss carryover was approximately $20,000,000. The NOL carryover may be used to offset all or a portion of AIC's REIT income, and as a result, to reduce the amount that AIC must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009, and the capital loss carryover is scheduled to expire in 2000 and 2001.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of Common Stock outstanding during each year. Diluted earnings per share reflect the effect of dilutive, unexercised stock options of 6,000, 19,000 and 39,000 for 1999, 1998 and 1997, respectively. Stock options and shares issued for non-recourse notes receivable of 339,000, 108,000 and 0 for 1999, 1998 and 1997, respectively, have been excluded from diluted earnings per share as their effect would be anti-dilutive. In November 1997, the Company's stockholders approved a one-for-five reverse split of the Common Stock. Accordingly, all historical weighted-average share and per share amounts have been restated to reflect the reverse stock split.

Capitalized Interest

Interest is capitalized on development projects during periods of construction or development. During 1999, 1998 and 1997, capitalized interest was $94,000, $32,000 and $0, respectively.

Treasury Stock

The Company owns 27% of Commercial Assets' common stock. During 1999, Commercial Assets purchased 114,000 shares of the Company's Common Stock. Consequently, the Company has an interest in 30,000 shares of its Common Stock and has recorded this as treasury stock.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments with an initial maturity of three months or less are considered to be cash and cash equivalents. The Company made interest payments of $3,631,000, $1,975,000 and $349,000 for 1999, 1998 and
1997, respectively.

Non-cash operating, investing and financing activities for 1999, 1998 and 1997 were as follows (in thousands):

                                                                          1999              1998              1997
                                                                          ----              ----              ----
Issuance of Common Stock for:
     Conversion of OP Units                                            $  8,668          $     --          $     --
     Services                                                               150               120               101
     Notes receivable                                                       588               278                --
Investments in participating mortgages:
     For other assets                                                       165                --                --
     By issuance of OP Units                                                 --                17                --
Real estate acquired:
     By cancellation of participating mortgages and assumption of
        payables                                                         12,734                --                --
     From earn-out agreements                                                --                52                --
     For issuance of OP Units                                                --             2,145            10,922
     By issuance of Common Stock                                             --                --             1,250
     By assumption of secured notes payable                                  --                --            10,873
Receivables from minority interest in subsidiaries                           --               319                --
Purchase of minority interest in subsidiaries by cancellation of
  receivables                                                               351                --                --

Reclassification of investment in Commercial Assets to treasury
  stock                                                                     450                --                --
Short-term financing extended to long-term debt                           6,200                --                --
Unrealized holding gains and losses on debit securities                      --                --             5,093
Acquisition of former manager by issuance of OP Units                        --                --            11,692


Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the 1998 and 1997 consolidated financial statements to conform to the classifications used in the current year. Such reclassifications have no material effect on the amounts as originally presented.

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

C.       Proposed Merger with Commercial Assets

The Company and Commercial Assets have agreed to merge, subject to approval by both (a) a majority of the Company's outstanding shares and (b) two-thirds of the outstanding shares of Commercial Assets. The Company has agreed to vote its shares of Commercial Assets common stock in favor of the merger. The Company owns approximately 27% of the outstanding shares of Commercial Assets common stock. The Company will issue 0.4075 shares of its Common Stock for each outstanding share of Commercial Assets common stock. Alternatively, Commercial Assets stockholders may elect to receive $5.75 per share in cash for up to 3,549,868 shares of Commercial Assets common stock with any remaining shares of Commercial Assets common stock receiving 0.4075 shares of the Company's Common Stock. Commercial Assets' and the Company's officers and directors have agreed to elect to receive shares of the Company's Common Stock for all shares of Commercial Assets common stock that they own. The stockholder meetings to vote on the merger are expected to occur in the second quarter of 2000.

D.       Real Estate

Real estate at December 31, 1999 and 1998 is as follows (in thousands):

                                                        1999             1998
                                                     -----------      ----------
Land                                                 $   13,260       $  11,226
Land improvements and buildings                         102,291          90,268
Furniture and other equipment                               442             447
                                                     ----------       ---------
                                                        115,993         101,941
Less accumulated depreciation                            (7,248)         (3,378)
                                                     ----------       ---------
Real estate, net                                     $  108,745       $  98,563
                                                     ==========       =========

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities.

During 1999, the Company purchased two manufactured home communities and one recreational vehicle park with 450 developed homesites, 100 undeveloped homesites and 120 recreational vehicle sites. Total investment was $13,592,000 consisting of $11,973,000 by the cancellation of participating mortgages, $858,000 cash and $761,000 of assumed liabilities and other costs. During 1998, the Company acquired seven manufactured home communities with approximately 1,730 developed sites and 230 undeveloped homesites. Total investment was $59,977,000 consisting of $57,832,000 cash and $2,145,000 of OP Units.

E.       Investments in Participating Mortgages

As of December 31, 1997, the Company had non-recourse notes receivable of $15,872,000 from joint ventures in which the Company owned a 50% joint venture interest. Effective January 1, 1998, the Company sold its interest in the various joint ventures to the other venturer and consolidated the various notes into a single note secured by a number of manufactured home communities. The note bears 10% interest and matures in 20 years. In addition, the Company receives additional interest up to 50% of the borrower's profit from such communities. As of December 31, 1999, the outstanding balance of these participating mortgages was $22,475,000. In January 2000, the Company purchased the manufactured home communities by canceling the mortgages and paying additional consideration. See Note T.

The following table presents unaudited summary financial information of the borrower with respect to the above participating mortgage as of and for the years ended December 31, 1999 and 1998 (in thousands):

                                                                  1999                 1998
                                                               -----------          ----------
                                                                         (unaudited)
Rental and other property revenues                             $     1,757          $    1,783
Property operation expenses                                         (1,200)             (1,018)
Depreciation                                                          (373)               (419)
                                                               -----------          ----------
Income from rental property operations                                 184                 346
                                                               -----------          ----------

Net loss                                                            (2,096)             (1,069)

Real estate, net of accumulated depreciation                        24,708              20,421
Total assets                                                        33,873              26,921
Secured notes payable                                               31,466              26,757
Partners' deficit                                                   (2,729)             (1,334)
Total liabilities and partners' deficit                             33,873              26,921

In addition, the Company had non-recourse mortgage loans secured by two manufactured home communities and one recreational vehicle park in Arizona. The mortgage loans bore interest rates ranging from 10% to 15%. The Company received additional interest of 3% of gross revenues, increasing to 11% of gross revenues in the event of a refinancing of the debt on the communities, and 50% of net proceeds from a sale or refinancing of the communities. In August 1999, the Company purchased the manufactured home communities and the recreational vehicle park in exchange for the payment of $858,000, the cancellation of the three loans with a carrying amount of $11,973,000 and $761,000 of assumed liabilities and other costs.

During 1999 and 1998, the Company had earnings of $2,976,000 and $3,174,000 from the participating mortgages.

F.       Investment in Commercial Assets

On December 31, 1999 and 1998, the Company owned 2,761,126 shares (approximately 27%) of the common stock of Commercial Assets. In November 1997, Commercial Assets sold or resecuritized its entire portfolio of commercial mortgage loan securitizations of multi-family real estate ("CMBS bonds") and temporarily invested the proceeds until it determined which type of real estate assets to invest in. During the third quarter of 1998, Commercial Assets began investing in manufactured home communities, and through 1999, it had invested approximately $70,000,000 for interests in 12 communities, including investments in both participating mortgages and real estate joint ventures.

Summarized financial information of Commercial Assets as reported by Commercial Assets is (in thousands):


Balance Sheets                                                              December 31,
                                                                 ----------------------------------
                                                                    1999                   1998
                                                                 -----------            -----------
Cash and cash equivalents                                        $     4,664            $     3,292
Short-term investments                                                12,502                 45,066
Real estate, net (including joint ventures)                           66,205                 13,908
Investments in participating mortgages                                 2,148                  9,328
Investment in Asset Investors                                          1,396                     --
Other assets                                                          10,168                  6,640
                                                                 -----------            -----------
Total assets                                                     $    97,083            $    78,234
                                                                 ===========            ===========

Secured long-term notes payable                                  $    20,442            $        --
Other liabilities                                                      1,945                    980
Minority interest in subsidiaries                                        615                     --
Stockholders' equity                                                  74,081                 77,254
                                                                 -----------            -----------
Total liabilities and stockholders' equity                       $    97,083            $    78,234
                                                                 ===========            ===========





Statements of Income                                                 Year Ended December 31,
                                                           -------------------------------------------
                                                             1999              1998             1997
                                                           -------           -------          --------
Rental and other property revenues                        $  2,538          $     --         $      --
Income from participating mortgages and leases               1,971               587                --
Property operating expenses                                 (1,114)               --                --
Depreciation                                                (1,279)              (50)               --
                                                          --------          --------         ---------
Income from rental property operations                       2,116               537                --
                                                          --------          --------         ---------
Interest and other income                                    1,913             3,874               945
CMBS bonds revenue                                             154               161             9,172
Equity in earnings of Asset Investors                           23                --                --
General and administrative expenses                           (519)             (420)             (519)
Related-party management fees                                 (565)              (87)           (1,678)
Interest expense                                              (273)               --                --
Related-party acquisition fees                                (205)             (124)               --
Reincorporation expenses                                      (120)               --                --
Costs related to previously considered investments              --              (500)               --
Gain on sale of bonds                                           --                --             5,786
                                                          --------          --------         ---------
Net income                                                $  2,524          $  3,441         $  13,706
                                                          ========          ========         =========

G.       Secured Long-Term Notes Payable

The following table summarizes the Company's secured long-term notes payable (in thousands):


                                                                                                 December 31,
                                                                                         -----------------------------
                                                                                             1999            1998
                                                                                         -------------    ------------
Fixed rate, ranging from 7.1% to 7.5%, fully amortizing, non-recourse notes maturing
    at various dates from December 2018 through June 2019                                  $  37,790        $  30,280
Fixed rate, ranging from 7.5% to 8.3%, partially amortizing, non-recourse notes
    maturing at October 2000                                                                   7,605           10,226
8.1% fixed rate partially amortizing, non-recourse note maturing at April 2009                 2,528               --
Floating rate equal to LIBOR plus 2.5% (8.3% at December 31, 1999), partially
    amortizing, recourse note maturing at April 2001                                           6,071               --
                                                                                           ---------        ---------
                                                                                           $  53,994        $  40,506
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

During 1999, the Company repaid a $2,230,000 long-term note payable and paid a prepayment penalty of $75,000. The penalty is recorded as loss from early extinguishment of debt in the consolidated statements of income.

Real estate assets which secure the long-term notes payable had a net book value of $96,184,000 at December 31, 1999. The Company had $16,000 in escrow for real estate taxes on the long-term notes payable at December 31, 1999.

Scheduled principal payments after December 31, 1999 for the secured long-term notes payable are (in thousands):

                   2000                            $   8,990
                   2001                                6,895
                   2002                                1,212
                   2003                                1,295
                   2004                                1,383
                   Thereafter                         34,219
                                                   ---------
                                                   $  53,994
                                                   =========

H.       Secured Short-Term Financing

The Company has a revolving line of credit with a bank that bears interest at the 30-day London Interbank Offered Rate ("LIBOR") plus 1.75% per annum (7.58% at December 31, 1999). The line of credit is secured by 1,015,674 shares of the common stock of Commercial Assets held by the Company and matures in September 2000. The line of credit is limited to the lesser of (1) $5,000,000, (2) 65% of the product of the trading price of Commercial Assets common stock times 1,015,674 or (3) 65% of the purchase price of certain unpledged real estate. As of December 31, 1999, the limit was $3,053,000 and $2,610,000 was outstanding on this line of credit.

I.       Commitments and Contingencies

In connection with a participating mortgage on a manufactured home community, the Company entered into an earn-out agreement with respect to 142 unoccupied homesites. The Company advances an additional $17,000 pursuant to the participating mortgage for each newly occupied homesite either in the form of cash or 946 OP Units, as determined by the borrower. At December 31, 1999, there were 113 unoccupied homesites subject to the earnout. The Company advanced the following in cash and OP Units for newly occupied homesites (in thousands):

                                          Year Ended December 31,
                                 -------------------------------------------
                                    1999             1998            1997
                                 -----------      ----------      ----------
      Cash                         $  265           $ 116           $  --
      OP Units                         --              17              17
                                   ------           -----           -----
                                   $  265           $ 133           $  17
                                   ======           =====           =====

In connection with the acquisition of the assets and operations of its former manager in November 1997, the Company entered in an agreement to issue additional OP Units upon the achievement of certain performance goals by the Company. Per the terms of the agreement, the Company was required to issue an additional 120,000 OP Units if the Company's average stock price exceeded $20.00 per share for any 90-day period prior to June 17, 1999. The $20.00 average stock price was not achieved and the commitment to issue additional OP Units expired.

At December 31, 1999, there were 2,510 undeveloped homesites in properties which the Company has an interest in. In connection with efforts to lease such sites, a sales corporation markets an inventory of homes located in the various properties to potential tenants. The Company's President owns 50% of the sales corporation. A portion of the cost of this home inventory was financed by the sales corporation with a line of credit guaranteed by the Company. As of December 31, 1999, $5,459,000 was outstanding under the line of credit. The terms of the line of credit require monthly payments of interest and payment of principal upon sale of the inventory. If the inventory is not sold within one year, monthly payments of principal are also required. In January 2000, the Company acquired the assets and operations of the sales corporation. See Note T.

In September 1999, four Commercial Assets stockholders, individually and as purported representatives of all Commercial Assets stockholders, except Asset Investors and its affiliates, filed three purported class action lawsuits in Delaware against Commercial Assets, the members of the board of directors and certain officers of the Company and Commercial Assets. These lawsuits alleged that the defendants breached their fiduciary duties to the Commercial Assets stockholders in connection with the proposed merger of Asset Investors and Commercial Assets and Commercial Assets' recent reincorporation in Delaware. In November 1999, these lawsuits were consolidated into a single lawsuit. On March 7, 2000, the parties entered into a settlement agreement, subject to the court's approval, which amended the merger agreement as follows:

  o Commercial Assets stockholders, other than Asset Investors and the officers and directors of Asset Investors and Commercial Assets, may elect to receive $5.75 per share in cash for up to 3,549,868 shares of Commercial Assets common stock with any remaining shares receiving
         0.4075 shares of the Company's Common Stock; and
  o the percentage of votes of Commercial Assets common stock needed to approve the merger was increased from a majority to two-thirds.

J.       Operating Segments

Investments in manufactured home communities constitute substantially all of the Company's portfolio, and as such, management of the Company assesses the performance of the Company as one operating segment.

K.       Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each type of financial instrument. The estimates of fair value have been determined by the Company using available market information and valuation methodologies.

o Cash and cash equivalents, accounts payable and accrued liabilities, and secured short-term financing - the carrying amounts approximate fair value because of the short maturity of these instruments.
o Investment in Commercial Assets - the fair value was determined based upon the closing price of Commercial Assets common stock on the American Stock Exchange, Inc. as of the end of each year.
o Secured long-term notes payable - based upon borrowing rates currently available to the Company, the carrying value of secured long-term notes payable approximates their fair value.

The carrying values and fair values of the Company's investment in Commercial Assets at December 31, 1999 and 1998 are as follows (in thousands):


                                                           1999                                  1998
                                            ---------------------------------     --------------------------------
                                              Carrying Value       Fair Value      Carrying Value      Fair Value
                                              --------------       ----------      --------------      -----------
Investment in Commercial Assets                 $ 19,486            $ 12,770          $ 20,706           $ 16,739
                                                ========            ========          ========           ========


L.       Common Stock and Dividends

The Company paid dividends to stockholders and distributions to holders of OP Units as follows (in thousands):

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                        1999             1998              1997
                                                                        ----             ----              ----
Dividends                                                             $  5,591         $  3,817          $  7,282
Distributions                                                            1,000            1,099               467
                                                                      --------         --------          --------
  Total                                                               $  6,591         $  4,916          $  7,749
                                                                      ========         ========          ========

Percentage  of  dividends  constituting  return of  capital  for
   income tax purposes                                                      68%              80%               75%

The Company's Certificate of Incorporation permits the Board of Directors to issue classes of preferred and common stock without further stockholder approval. As of December 31, 1999, the Company has not issued any classes of stock other than Common Stock.

M.       Non-agency MBS Bonds

In March 1997, the Company resecuritized its portfolio of retained interests in prior securitizations that are in the form of non-agency MBS bonds by transferring them to a trust in which it retained the residual interest and having the trust sell non-recourse debt securities representing senior interests in the trust's assets. The Company realized net proceeds of $67,671,000 and recorded a net gain of $5,287,000 from the sale. The Company's retained residual interest in the trust represents the first-loss class of the portfolio and, accordingly, no carrying value was assigned to it because it was not practical to estimate its fair value given the high risk and unpredictable nature of the future cash flow expected to be attributed to the retained residual interests. During 1997, the Company recognized $2,966,000 of interest income from the non-agency MBS bonds of which $966,000 was from the retained residual interest. As of December 31, 1998 and 1997, the Company did not believe that it would receive any incremental, material cash flows. Given that circumstance, the Company estimated the fair value of its retained residual interests at zero at those subsequent reporting dates. Consistent with those estimates, the Company has not received any material cash flows from the resecuritized assets. The trustee has notified the Company that its retained residual interest has been eliminated because of the extent of allocated realized losses on the underlying assets of the trust (non-agency MBS bonds). Therefore, the value of the retained residual interest was determined to be zero at December 31, 1999.

N.       Income Tax Benefit

In connection with the Company's resecuritization of its former bond portfolio in 1997, a consolidated corporate subsidiary incurred income taxes from the resecuritization. These taxes were netted against the gain from sale in 1997. The subsidiary recorded a loss for tax purposes during 1999 and can carryback the tax loss for a refund of taxes incurred in 1997. Accordingly, the Company has recorded an income tax benefit of $400,000 in 1999.

O.       Stock Option Plan

The Company has a Stock Incentive Plan (the "Stock Plan") for the issuance of up to 3,000,000 qualified and non-qualified stock options and shares of Common Stock to its directors, officers, employees and consultants. As of December 31, 1999 and 1998, 902,000 and 833,000, respectively, related to outstanding stock options. The exercise price for stock options may not be less than 100% of the fair market value of the shares of Common Stock at the date of grant. Stock options granted through December 31, 1997 have 5-year terms and stock options granted after 1997 have 10-year terms. All outstanding stock options are non-qualified stock options.

Presented below is a summary of the changes in stock options for the three years ended December 31, 1999.


                                                                    Weighted Average
                                                                     Exercise Price               Shares
                                                                     --------------              ---------
Outstanding-December 31, 1996                                            $  12.86                 207,000

     Granted                                                                18.12                  21,000
     Exercised                                                              14.93                 (62,000)
     Expired                                                                16.67                 (14,000)
                                                                         --------                --------
Outstanding-December 31, 1997                                               14.44                 152,000

     Granted                                                                19.31                 704,000
     Exercised                                                              13.85                 (23,000)
                                                                         --------                --------
Outstanding-December 31, 1998                                               18.57                 833,000
                                                                         --------                --------

     Granted                                                                14.02                 129,000
     Exercised                                                              11.43                 (60,000)
                                                                         --------                --------
Outstanding-December 31, 1999                                            $  18.40                 902,000
                                                                         ========                ========

As of December 31, 1999, outstanding options have the following ranges of exercise prices and weighted average remaining lives:


                                                            Ranges of Exercise Prices
                                             -----------------------------------------------------
                                             $11.87 to $13.44   $14.75 to $16.87  $18.12 to $19.37      All Ranges
                                             ----------------   ----------------  ----------------      ----------
Outstanding stock options:
    Number of options                             58,000             133,000            711,000           902,000
    Weighted average exercise price               $12.94              $15.76             $19.34            $18.40
    Weighted average remaining life             6.75 years         5.02 years        8.05 years         7.52 years
Exercisable stock options:
    Number of options                             19,000              98,000            257,000           374,000
    Weighted average exercise price               $11.87              $16.00             $19.29            $18.06
    Weighted average remaining life             0.37 years         3.58 years        7.75 years         6.29 years


Options granted to date vest over various periods up to five years. As of December 31, 1999, 1998 and 1997, 374,000, 151,000 and 138,000, respectively, of the outstanding options were exercisable. As of December 31, 1999, 1998 and 1997, the weighted average exercise price of exercisable options was $18.06, $14.95 and $14.16, respectively.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using an option-pricing model with the following weighted average assumptions:


                                                                          1999              1998             1997
                                                                     -------------     -------------    -------------
Range of risk free interest rates                                     6.0% to 6.5%      5.7% to 6.0%     5.8% to 6.0%
Expected dividend yield                                                    7.4%              6.3%             7.9%
Volatility factor of the expected market price of the Company's
    common stock                                                          0.309             0.309             0.309
Weighted average expected life of options                              10.0 years         10.0 years        4.5 years


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

During 1999, 1998 and 1997, the estimated weighted-average grant-date fair value of options granted was $2.08 per option, $3.59 per option and $2.76 per option, respectively. The Company assumed lives of five to ten years and risk-free interest rates equal to the Five- or Ten-Year U.S. Treasury rates on the date the options were granted depending on option term. In addition, the expected stock price volatility and dividends rates were estimated based upon historical experience over the three years ended December 31, 1999.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for per share data):


                                                                              1999            1998            1997
                                                                          ------------    ------------    -----------
Pro forma net income                                                        $1,506          $  147          $7,203
Pro forma earnings per share:
    Basic                                                                   $ 0.27          $ 0.03          $ 1.43
    Diluted                                                                 $ 0.27          $ 0.03          $ 1.43


P.       Savings Plan

The Company has a 401(k) defined-contribution employee savings plan, which provides substantially all employees the opportunity to accumulate funds for retirement. The Company may, at its discretion, match a portion of the contributions from participating employees. During 1999 and 1998, the Company matched $19,000 and $17,000, respectively, of employee contributions. The Company did not match any portion of employee contributions during 1997.

Q.       Recent Accounting Developments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133. Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement 133 is effective beginning after 2000. The Company has elected not to early adopt the provisions of Statement 133 as of December 31, 1999 and when Statement 133 is adopted, the Company does not expect Statement 133 to have a significant impact on its financial position and results of operations.

R.       Other Matters

Prior to November 1997, FAM (the former manager) provided all personnel and related overhead necessary to conduct the Company's activities in exchange for various fees provided for in a management agreement (the "AIC Management Agreement"). In November 1997, the Company's stockholders approved the purchase of FAM's assets and operations for $11,692,000 in connection with the Company becoming a self-managed and self-administered REIT. The initial purchase price and related costs were allocated $6,553,000 to the AIC Management Agreement and $5,936,000 to a management agreement pursuant to which the Company manages Commercial Assets (the "Commercial Assets Management Agreement"). The Company expensed the amount allocated to the AIC Management Agreement in 1997 and is amortizing the cost of the Commercial Assets Management Agreement over three years. In addition to the initial purchase price, FAM received 120,000 additional OP Units in August 1998 because the Company had annualized returns before depreciation in excess of 9% on certain of its real estate investments. These OP Units were valued at $2,073,000 and were expensed in 1998.

During 1999 and 1998, the Company earned the following management fees under the Commercial Assets Management Agreement (net of elimination for the Company's 27% ownership of Commercial Assets) (in thousands):
                                                     1999            1998
                                                  -----------     -----------
      Base fees                                     $  414          $   64
      Acquisition fees                                 150              91
      Incentive fees                                    --              --
                                                    ------          ------
                                                    $  564          $  155
                                                    ======          ======

As of December 31, 1999, the net book value of the Commercial Assets Management Agreement was $1,764,000 and is included in other assets.

S.       Selected Quarterly Financial Data (Unaudited)

Presented below is selected quarterly financial data for 1999 and 1998 (in thousands, except per share data).

                                                                            Three Months Ended
                                                ---------------------------------------------------------------------
1999                                                December 31,     September 30,        June 30,          March 31,
----------------------------------------------- ----------------- ---------------- ----------------- ----------------
Income from rental property operations               $    2,272         $   2,186        $   2,244         $   2,129
Net income                                                  584               593              687               542
Basic and diluted earnings per share                       0.10              0.11             0.12              0.10

Weighted average common shares outstanding                5,572             5,559            5,567             5,453
Weighted average common shares and common
   shares equivalents outstanding                         5,573             5,563            5,573             5,464

                                                                            Three Months Ended
                                                ---------------------------------------------------------------------
1998                                              December 31,     September 30,          June 30,         March 31,
----------------------------------------------- ----------------- ---------------- ----------------- ----------------
Income from rental property operations               $    2,023         $   1,995        $   1,570         $   1,341
Net income (loss)                                           408            (1,368)             627               545
Basic and diluted earnings (loss) per share                0.08             (0.27)            0.12              0.11

Weighted average common shares outstanding                5,030             5,123            5,115             5,109
Weighted average common shares and common
   shares equivalents outstanding                         5,041             5,123            5,142             5,143

T.       Subsequent Events

In January 2000, the Company purchased for $36,816,000 the four manufactured home communities and the undeveloped homesites at three additional manufactured home communities which secured the Company's participating mortgage. The purchase price was paid as follows:

                                                                (in thousands)
          Cancellation of participating mortgages and loans       $  24,851
          Assumption of debt                                         10,704
          Issuance of 44,572 OP Units                                   496
          Cash                                                          765
                                                                  ---------
                                                                  $  36,816
                                                                  =========

In January 2000, the Company purchased for $2,120,000 the 50% interest that it did not already own in the property management companies that manage the Company's and Commercial Assets' properties. Mr. Bruce E. Moore, the Company's President and Chief Operating Officer, owned a 17.5% interest in these companies.

In January 2000, the Company purchased for $657,000 the assets, primarily manufactured home inventory, and activities of a real estate brokerage company that provides brokerage services at the Company's and Commercial Assets' properties. Mr. Moore, the Company's President and Chief Operating Officer, owned 50% of this company. The purchase price was equal to the historical cost of the inventory held by this company.

In January 2000, the Company purchased for $30,000 the assets of the company which provides maintenance services to the Company's and Commercial Assets' properties. Mr. Moore, the Company's President and Chief Operating Officer, owned 50% of this company.

                           ASSET INVESTORS CORPORATION
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                         (In Thousands Except Site Data)


                                                                                                     December 31, 1999
                                                                                    ------------------------------------------------
                                                                           Cost                                     Total
                                                                         Capital-                                    Cost
                                                           Initial Cost    ized        Total Cost                   Net of
                                                        ---------------- Subsequ- ----------------------  Accumu-  Accumu-
                                                 Number       Buildings    uent         Buildings          lated    lated
                 Date                     Year     of           and         to             and            Depreci- Depreci- Encum-
 Property Name Acquired  Location      Developed Sites Land Improvements Acquis. Land Improvements Total   ation    ation  brances
 -----------------------------------------------------------------------------------------------------------------------------------
Blue Star      1999 Apache Junction, AZ   1955     153 $   453 $  1,029 $   -- $   453 $  1,029 $ 1,482   $   15 $   1,467 $     662
Brentwood West 1998 Mesa, AZ           1972/1987   350   1,050   12,768    139   1,050   12,907  13,957      811    13,146     7,214
Caribbean Cove 1998 Orlando, FL           1984     286     858    7,952    234     858    8,186   9,044      476     8,568     4,963
Cardinal Court 1997 Largo, FL          1959/1965   138     414    1,829      1     414    1,830   2,244      214     2,030        --
Forest View    1997 Homosassa, FL      1987/1997   180     927    1,950    144     927    2,094   3,021      231     2,790     1,924
Gulfstream     1998 Orlando, FL           1980     553   1,740   11,793     34   1,740   11,827  13,567      686    12,881     7,461
Gulfstream II  1998 Orlando, FL           1988     308     924    9,183     31     924    9,214  10,138      535     9,603     5,563
Lost Dutchman  1999 Apache Junction, AZ 1971/1979/
                                          1999     260     777    4,885     34     777    4,919   5,696       74     5,622     2,537
Marina Dunes   1997 Marina, CA            1979      65     195    3,572      5     195    3,577   3,772      320     3,452        --
Mullica Woods  1998 Egg Harbor City, NJ   1985      90     270    3,399     66     270    3,465   3,735      252     3,483     2,528
Park Royale    1997 Pinellas Park, FL     1971     258     927    5,221      2     927    5,223   6,150      571     5,579     2,059
Pinewood       1997 St. Petersburg, FL    1976     220     660    4,534     52     660    4,586   5,246      394     4,852     2,618
Pleasant Living1997 Riverview, FL         1979     245     726    5,079    155     726    5,234   5,960      450     5,510     2,928
Salem Farm     1998 Bensalem, PA          1988      28      84    1,307     --      84    1,307   1,391       96     1,295        --
Serendipity    1998 Ft. Myers, FL      1971/1974   338   1,014    7,635     91   1,014    7,726   8,740      488     8,252     4,767
Stonebrook     1997 Homosassa, FL      1987/1997   118     654    1,483     17     654    1,500   2,154      178     1,976     1,233
Sun Valley     1999 Apache Junction, AZ   1984     267     804    5,644     --     804    5,644   6,448       85     6,363     2,872
Sun Valley     1997 Tarpon Springs, FL    1972     261     783    5,957     --     783    5,957   6,740      648     6,092     4,665
Westwind I     1997 Dunedin, FL           1970     195      --    3,226     31      --    3,257   3,257      363     2,894        --
Westwind II    1997 Dunedin, FL           1972     189      --    3,210     41      --    3,251   3,251      361     2,890        --
                                                ------------------------------------------------------------------------------------
           Total                                 4,502 $13,260 $101,656 $1,077 $13,260 $102,733 $115,993  $7,248  $108,745   $53,994
                                                ====================================================================================


                           ASSET INVESTORS CORPORATION
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)


                                                                             1999              1998             1997
                                                                           --------          --------         ------
Real Estate
    Balance at beginning of year                                          $  101,941        $   41,419       $      --
    Additions during the year:
       Real estate acquisitions                                               13,592            59,977          41,347
       Additions                                                                 487               583              72
       Dispositions                                                              (27)              (38)             --
                                                                          ----------        ----------       ---------
    Balance at end of year                                                $  115,993        $  101,941       $  41,419
                                                                          ==========        ==========       =========


Accumulated Depreciation
    Balance at beginning of year                                          $   (3,378)       $     (693)      $      --
    Additions during the year:
       Depreciation                                                           (3,870)           (2,685)           (693)
       Dispositions                                                               --                --              --
                                                                          ----------        ----------       ---------
    Balance at end of year                                                $   (7,248)       $   (3,378)      $    (693)
                                                                          ==========        ==========       =========

                           ASSET INVESTORS CORPORATION
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1999
                                 (in thousands)



                                                                                                           Principal
                                                                                                           Amount of
                                                                                                             Loans
                                                                                                           Subject to
                                        Final     Periodic               Face Amount       Carrying        Deliquent
                        Interest      Maturity    Payment     Prior       Amount of        Amount of      Principal or
    Description           Rate          Date       Terms      Liens       Mortgages        Mortgages        Interest
---------------------  ------------  ----------  ----------  ---------  --------------  ---------------  ---------------
CADC (1)                   10%          2/2018        (1)    $2,607        $ 21,312      $    22,475      $         --
                                                             =========  ==============  ===============  ===============

(1) The loan is secured by Brentwood, Blue Heron Pines, Savanna Club and Sun Lake communities and the undeveloped sites in Forest View, Park Royale and Stonebrook communities. Interest is paid from any cash flows from the properties.


                           ASSET INVESTORS CORPORATION
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)


                                                                             1999              1998             1997
                                                                           --------          --------         ------

    Balance at beginning of period                                        $   27,604        $       --       $      --

    Additions during period:
       Investments in participating mortgages                                  6,295             5,072              --
       Accrued interest                                                        2,842             3,204              --
       Restructure of investment in and notes receivable from real
          estate joint ventures                                                   --            25,415              --
    Deductions during period:
       Collections of principal                                                 (630)           (3,450)             --
       Collections of interest                                                (1,784)           (2,458)             --
       Amortization of loan costs                                                (28)              (30)             --
       Reserve for uncollected interest                                          149              (149)             --
       Cancellation of debt in connection with purchase of property          (11,973)               --              --
                                                                          ----------        ----------       ---------

    Balance at close of period                                            $   22,475        $   27,604       $      --
                                                                          ==========        ==========       =========



                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Commercial Assets, Inc.


We have audited the accompanying consolidated balance sheets of Commercial Assets, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the consolidated financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Commercial Assets, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                            /s/ERNST & YOUNG LLP
Denver, Colorado
January 21, 2000, except for
  Note O, as to which the date
  is March 7, 2000

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (In thousands, except per share data)

                                                                                                 December 31,
                                                                                                 ------------
                                                                                           1999               1998
                                                                                           ----               ----
ASSETS
Real estate, net of accumulated depreciation of $1,329 and $50                           $   64,273         $   12,628
Investments in participating mortgages                                                        2,148              9,328
Investment in real estate joint ventures                                                      1,932              1,280
Short-term investments                                                                       12,502             45,066
Cash and cash equivalents                                                                     4,664              3,292
Investment in and note receivable from Westrec                                                3,563              4,011
Investment in Asset Investors                                                                 1,396                 --
CMBS bonds                                                                                    1,753              1,739
Other assets, net                                                                             4,852                890
                                                                                         ----------         ----------
      Total Assets                                                                       $   97,083         $   78,234
                                                                                         ==========         ==========

LIABILITIES
Secured long-term notes payable                                                          $   20,442         $       --
Accounts payable and accrued liabilities                                                      1,747                872
Related-party management fees payable                                                           198                108
                                                                                         ----------         ----------
                                                                                             22,387                980
                                                                                         ----------         ----------

COMMITMENTS AND CONTINGENCIES                                                                    --                 --

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                                  615                 --

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 25,000 shares authorized; no shares
   issued or outstanding                                                                         --                 --
Common stock, par value $.01 per share, 75,000 shares authorized; 10,393 and
   10,364 shares issued; and 10,320 and 10,364 shares outstanding, respectively                 104                104
Additional paid-in capital                                                                   77,018             76,874
Retained earnings (dividends in excess of accumulated earnings)                              (2,600)               276
Treasury stock, 73 and 0 shares at cost                                                        (441)                --
                                                                                         ----------         ----------
                                                                                             74,081             77,254
                                                                                         ----------         ----------
      Total Liabilities and Stockholders' Equity                                         $   97,083         $   78,234
                                                                                         ==========         ==========



                 See Notes to Consolidated Financial Statements.

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (In thousands, except per share data)


                                                                                         Year Ended December 31,
                                                                                         -----------------------
                                                                                  1999           1998            1997
                                                                                  ----           ----            ----
Rental property operations
Rental and other property revenues                                              $   2,538      $      --       $    --
Income from participating mortgages and leases                                      1,971            587            --
Property operating expenses                                                        (1,114)            --            --
Depreciation                                                                       (1,279)           (50)           --
                                                                                ---------      ---------      --------
Income from rental property operations                                              2,116            537            --
                                                                                ---------      ---------      --------

Interest and other income                                                           1,913          3,874           945
CMBS bonds revenue                                                                    154            161         9,172
Equity in earnings of Asset Investors                                                  23             --            --
General and administrative expenses                                                  (519)          (420)         (519)
Related-party management fees                                                        (565)           (87)       (1,678)
Interest expense                                                                     (273)            --            --
Related-party acquisition fees                                                       (205)          (124)           --
Reincorporation expenses                                                             (120)            --            --
Costs related to abandonment of potential marina investments                           --           (500)           --
Gain on sale of bonds                                                                  --             --         5,786
                                                                                ---------      ---------      --------

Net income                                                                      $   2,524      $   3,441      $ 13,706
                                                                                =========      =========      ========

Basic and diluted earnings per share                                            $     .24      $     .33      $   1.32
                                                                                =========      =========      ========

Weighted average common shares outstanding                                         10,342         10,357        10,332

Weighted average common shares and common share equivalents outstanding            10,342         10,372        10,371

Dividends paid per share:
   Regular dividends                                                            $     .52       $    .39      $    .68
   Special dividends                                                                   --             --           .26
   Capital gain dividends                                                              --             --           .17
                                                                                ---------      ---------      --------
                                                                                $     .52       $    .39      $   1.11
                                                                                =========      =========      =========




                 See Notes to Consolidated Financial Statements.

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              For the Years Ended December 31, 1999, 1998 and 1997

                                 (In thousands)

                                                                                Retained
                                                                                Earnings
                                                                              (Dividends In             Accumulated
                                                  Common Stock     Additional   Excess of                  Other         Total
                                         -------------------------   Paid-In   Accumulated   Treasury  Comprehensive  Stockholders'
                                           Shares        Amount      Capital    Earnings)     Stock       Income        Equity
                                         ----------    ----------- -----------   --------      ------      ------        ------

BALANCES - DECEMBER 31, 1996                10,316      $  103     $  76,559     $ (1,354)  $    --      $(3,389)       $  71,919

Comprehensive Income
    Net income                                  --          --            --       13,706        --           --           13,706
    Reversal of unrealized holding
      losses upon restructuring of
      bonds                                     --          --            --           --        --        3,389            3,389
                                           -------      ------     ---------     --------   -------      -------        ---------
       Comprehensive Income                     --          --            --       13,706        --        3,389           17,095
                                           -------      ------     ---------     --------   -------      -------        ---------
Issuance of common stock                        26           1           165           --        --           --              166
Dividends                                       --          --            --      (11,475)       --           --          (11,475)
                                           -------      ------     ---------      -------   -------      -------        ---------
BALANCES - DECEMBER 31, 1997                10,342         104        76,724          877        --           --           77,705

Issuance of common stock                        22          --           150           --        --           --              150
Net income                                      --          --            --        3,441        --           --            3,441
Dividends                                       --          --            --       (4,042)       --           --           (4,042)
                                           -------      ------     ---------     --------   -------      -------        ---------
BALANCES - DECEMBER 31, 1998                10,364         104        76,874          276        --           --           77,254

Issuance of common stock                        29          --           144           --        --           --              144
Purchase of treasury stock                      --          --            --           --      (441)          --             (441)
Net income                                      --          --            --        2,524        --           --            2,524
Dividends                                       --          --            --       (5,400)       --           --           (5,400)
                                           -------      ------     ---------     --------   -------      -------        ---------
BALANCES - DECEMBER 31, 1999                10,393      $  104     $  77,018     $ (2,600)  $  (441)     $    --        $  74,081
                                           =======      ======     =========     ========   =======      =======        =========



                 See Notes to Consolidated Financial Statements.

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               Year Ended December 31,
                                                                                               -----------------------
                                                                                         1999          1998           1997
                                                                                         ----          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                            $  2,524      $  3,441       $ 13,706
Adjustments to reconcile net income to net cash flows from operating activities:
   Depreciation and amortization                                                         1,289            50             --
   Amortization of premium on short-term investments                                        91           274             --
   Amortization of discount on secured long-term notes payable                             158            --             --
   Amortization of discounts on CMBS bonds                                                  --            --         (2,381)
   Accrued income on participating mortgages                                              (418)         (443)            --
   Accrued income on CMBS bonds                                                            (92)           --             --
   Equity in earnings of real estate joint ventures                                         (9)           --             --
   Equity in earnings of Asset Investors                                                   (23)           --             --
   Gain on sale of bonds                                                                    --            --         (5,786)
   Increase in accounts payable and accrued liabilities                                    286           537            216
   (Increase) decrease in other assets                                                  (1,135)          323         (1,327)
                                                                                      --------      --------       --------
     Net cash provided by operating activities                                           2,671         4,182          4,428
                                                                                      --------      --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of real estate                                                               (34,292)      (12,671)            --
Purchases of Asset Investors' common stock                                              (1,433)           --             --
Collections on short-term investments                                                   10,059        30,313             --
Notes receivable advances                                                               (1,339)         (477)            --
Proceeds from sale of short-term investments                                            22,411        16,085             --
Acquisitions of short-term investments                                                      --       (91,946)            --
Investments in participating mortgages, net                                             (1,380)       (8,959)            --
Investment in real estate joint ventures                                                  (648)       (1,280)            --
Capital replacements and improvements                                                   (1,178)           (7)            --
Investment in Westrec                                                                       --        (2,301)            --
Collections on note receivable from Westrec                                                448            --             --
Dividends from real estate joint ventures                                                    5            --             --
Dividends from Asset Investors                                                              60            --             --
Proceeds from sale of bonds                                                                 --            --         77,693
Acquisition of CMBS bonds                                                                   --            --         (4,801)
Collections on CMBS bonds                                                                   78           242             --
                                                                                      --------      --------       --------
     Net cash provided by (used in) investing activities                                (7,209)      (71,001)        72,892
                                                                                      --------      ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from secured long-term notes payable                                           12,600            --             --
Dividends paid                                                                          (5,400)       (4,042)       (11,475)
Payment of loan costs                                                                     (541)           --             --
Purchase of treasury stock                                                                (441)           --             --
Principal paydowns on secured short-term financing                                        (214)           --             --
Principle paydowns on secured long-term notes payable                                      (94)           --             --
Proceeds from issuance of Common Stock                                                      --            --             31
                                                                                      --------      --------       --------
     Net cash provided by (used in) financing activities                                 5,910        (4,042)       (11,444)
                                                                                      --------      --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     1,372       (70,861)        65,876
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         3,292        74,153          8,277
                                                                                      --------      --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  4,664      $  3,292       $ 74,153
                                                                                      ========      ========       ========



                 See Notes to Consolidated Financial Statements.

                    COMMERCIAL ASSETS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.       Organization

Commercial Assets, Inc. ("CAX" and, together with its subsidiaries, the "Company") is a Delaware corporation that has interests in manufactured home communities and has elected to be taxed as a real estate investment trust ("REIT"). Prior to June 10, 1999, the Company was a Maryland corporation. Effective June 10, 1999, the Company's stockholders approved its reincorporation in Delaware. The Company's common stock, par value $.01, (the "Common Stock") is listed on the American Stock Exchange under the symbol "CAX."

Prior to 1998, the Company owned subordinate classes of Commercial Mortgage Backed Securities ("CMBS bonds"). In November 1997, the Company resecuritized its subordinate CMBS bond portfolio. This resulted in the Company receiving $77,693,000 cash and retaining a residual interest in an owner trust arising from the resecuritization. In the third quarter of 1998, the Company decided to invest in manufactured home communities and as of December 31, 1999 has invested approximately $70 million in 12 manufactured home communities (including investments in participating mortgages and real estate joint ventures) with 1,840 developed homesites and 1,370 undeveloped homesites.

The Company's daily operations are performed by a manager pursuant to an agreement currently in effect through December 2000 ("the Management Agreement"). Since November 1997, Asset Investors Corporation (together with its subsidiaries, "Asset Investors") has been the manager. Asset Investors owns 27% of the Company's Common Stock. No change was made to the Management Agreement during 1998. For 1999, the Incentive Fee was amended to provide that it is based on Funds From Operations, less an annual capital replacement reserve of at least $50 per developed homesite, instead of the Company's REIT income. In general, FFO is net income plus depreciation, amortization and real estate acquisition fees. The Management Agreement has been extended to December 31, 2000 with the same terms as 1999 except that the Management Agreement will automatically terminate if the Company merges with Asset Investors. The Management Agreement is subject to the approval of a majority of the Company's independent directors and can be terminated by either party, without cause, with 60 days' notice.
Since the Company has no employees, officers of Asset Investors are also officers of the Company.

B.       Proposed Merger with Asset Investors

The Company and Asset Investors have agreed to merge, subject to the approval by both (a) a majority of Asset Investors' outstanding shares and (b) two-thirds of the Company's outstanding shares. Asset Investors owns approximately 27% of the Company's outstanding shares and has agreed to vote these shares in favor of the merger. Asset Investors will issue 0.4075 shares of its common stock for each outstanding share of the Company's Common Stock. Alternatively, the Company's stockholders may elect to receive $5.75 per share in cash for up to 3,549,868 shares of the Company's Common Stock with any remaining shares receiving 0.4075 shares of Asset Investors common stock. Asset Investors and the officers and directors of Asset Investors and the Company have agreed to elect to receive shares of Asset Investors common stock for all shares of the Company's Common Stock that they own. The stockholder meetings are expected to occur in the second quarter of 2000.

C.       Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in Asset Investors is recorded under the equity method.

Real Estate and Depreciation

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of December 31, 1999, management believes that no impairment losses exist based on periodic reviews. No impairment losses were recognized in 1999 or 1998.

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

Investments in Real Estate Joint Ventures

Investments in real estate joint ventures in which the Company does not control the joint venture's activities are accounted for under the equity method of accounting.

Investment in and Note Receivable from Westrec

The Company classifies its investment in and note receivable from Westrec as available-for-sale and carries this at estimated fair value in the financial statements. The Company believes that the contractual amounts provided for in the note receivable and the agreement under which the Company can sell its shares of Westrec common stock approximates fair value at December 31, 1999.

Revenue Recognition

The Company derives its income from the rental of homesites. The leases entered into by residents for the rental of the site are generally for terms not longer than one year and the associated rental revenues are recognized when earned and due from residents.

Interest on participating mortgages is recorded based upon outstanding balances and interest rates per the terms of the mortgages. In addition, the Company evaluates the collectibility of any unpaid interest and provides reserves as necessary. As of December 31, 1999, there is no reserve for uncollected interest on the participating mortgages. Rent on ground leases is recognized when earned and due from lessee.

Deferred Financing Costs

Fees and costs incurred in obtaining financing are capitalized. These costs are amortized over the terms of the related loan and are charged to interest expense.

Capitalized Interest

Interest is capitalized on development projects during periods of construction or development. During 1999, capitalized interest was $417,000. There was no capitalized interest in 1998 or 1997.

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

Income Taxes

The Company intends to operate in a manner that will permit it to qualify for the income tax treatment accorded to a REIT. If it so qualifies, the Company's net income, with certain limited exceptions, will not be subject to federal or state income tax at the corporate level. Accordingly, no provision for taxes has been made in the financial statements.

In order to maintain its status as a REIT, the Company is required, among other things, to distribute annually to its stockholders at least 95% of its REIT income and to meet certain asset, income and stock ownership tests.

Ninety percent of dividends paid in 1999 represented ordinary taxable income to stockholders and 10% represented a return of capital for income tax purposes (unaudited). Regular and special dividends paid in 1998 and 1997 represented ordinary taxable income to the stockholders (unaudited). In addition, the Company paid a capital gains dividend of $.17 per share in 1997 (unaudited).

Earnings Per Share

Basic earnings per share for 1999, 1998 and 1997 are based upon the weighted-average number of shares of Common Stock outstanding during each such year. Diluted earnings per share reflect the effect of dilutive, unexercised stock options of 0, 15,000 and 39,000 in 1999, 1998 and 1997, respectively.
Stock  options  of  62,000,   43,000  and  28,000  for  1999,   1998  and  1997,
respectively, have been excluded from diluted earnings per share as their effect would be anti-dilutive.

Treasury Stock

Treasury stock is recorded at cost. In addition, the Company purchased 114,000 shares of Asset Investors' common stock during 1999. Because Asset Investors owns 27% of the Company's Common Stock, the Company is deemed to have an interest in 48,000 shares of the Company's Common Stock and has also recorded this as treasury stock.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments are considered to be cash and cash equivalents. The Company paid $565,000 in interest during 1999. The Company paid no interest in 1998 or 1997.

Non-cash operating, investing and financing activities for 1999, 1998 and 1997 were as follows (in thousands):


                                                                            1999            1998            1997
                                                                          --------        --------       ---------
Accrued initial capital expenditures on real estate purchases             $   400          $   --         $    --
Issuance of Common Stock for services                                         144             150             135
Escrow of long-term debt proceeds                                             300              --              --
Acquisitions of real estate by:
    Issuance of note payable                                                4,519              --              --
    Assumption of debt and minority interest in subsidiaries                4,068              --              --
    Cancellation of participating mortgages                                 8,978              --              --
Principal collections on CMBS bonds transferred to restricted cash             --              --           6,227
Unrealized holding gains and losses on CMBS bonds                              --              --           3,389


Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the 1998 and 1997 consolidated financial statements to conform to the classifications currently used. The effect of such reclassifications on amounts previously reported is immaterial.

D.       Short-term Investments

The Company has short-term investments consisting of mortgage-backed bonds guaranteed by Federal Home Loan Mortgage Corporation and Federal National Mortgage Association. These investments are classified as available-for-sale, and the fair market value at December 31, 1999 approximates the carrying value of $12,502,000. During 1999 and 1998, the Company had no unrealized gains (losses) on these investments. The Company had $22,411,000 and $16,085,000 in proceeds from the sale of short-term investments during 1999 and 1998, respectively, and realized no gains (losses) from such sales. The Company determined its basis in these sold investments using the specific identification method. At December 31, 1999, these investments had the following maturities:

                        Amount              Maturity
                  -------------------    ---------------
                      $3,395,000              2000
                      $9,107,000              2003

E.       Investments in Manufactured Home Communities

During 1999, the Company acquired eight manufactured home communities with approximately 1,450 developed homesites and 500 undeveloped homesites. The Company had participating mortgages on three of these communities in 1998. The total investment was $52,257,000 consisting of $34,292,000 cash, $8,587,000 of assumed debt, $8,978,000 by canceling participating mortgages and $400,000 of estimated initial capital expenditures. During 1998, the Company paid $12,671,000 to acquire two manufactured home communities with approximately 310 developed homesites and 790 undeveloped homesites. These investments are recorded as real estate.

The Company made $8,959,000 of participating mortgages in 1998 involving three manufactured home communities and adjacent land involving approximately 310 developed homesites and 210 undeveloped homesites. These non-recourse mortgages were secured by the three manufactured home communities, adjacent land, commercial real estate, two additional manufactured home communities and one recreational vehicle park. These investments are recorded as participating mortgages. In 1999, the Company cancelled these participating mortgages in connection with the purchase of these manufactured home communities and the adjoining land.

The following unaudited pro-forma information has been prepared assuming the acquisition of the manufactured home communities had been completed at the beginning of the periods presented. The unaudited pro-forma information is presented for informational purposes only and is not necessarily indicative of what would have occurred if the restructurings and the acquisitions had been completed as of those dates. In addition, the pro-forma information is not intended to be a projection of future results.

The unaudited, pro-forma results of operations for 1999 and 1998 are as follows (in thousands, except per share data):

                                                1999                 1998
                                              --------             --------
Revenues                                      $  6,927             $  5,775
                                              ========             ========

Net income                                    $  1,252             $    391
                                              ========             ========

Basic and diluted earnings per share          $    .12             $    .04
                                              ========             ========

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

F.       Real Estate

Real estate at December 31, 1999 and 1998, is as follows (in thousands):

                                                                                           1999              1998
                                                                                        ----------        ----------
Land                                                                                    $   15,290        $    3,798
Land improvements and buildings                                                             50,312             8,880
                                                                                        ----------        ----------
                                                                                            65,602            12,678
Less accumulated depreciation                                                               (1,329)              (50)
                                                                                        ----------        ----------

Investment in real estate, net                                                          $   64,273        $   12,628
                                                                                        ==========        ==========

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities.

Two manufactured home communities have been leased to a third party. The first lease involves a community acquired by the Company at a cost of $1.4 million and is for a term of 50 years. The Company receives initial annual lease payments equal to 9% of its cost. The annual lease payments increase by 4% per annum over the prior year's lease payments until the annual lease payment equals 13% of the Company's cost. In addition, the Company receives additional rent equal to 50% of the lessee's net cash flow from the property. In the event of a sale of the property, the Company receives all proceeds until it has realized its total purchase price of the property plus a 13% per annum rate of return. The Company then receives 50% of any sales proceeds in excess of such amount. The Company terminated the lease on January 1, 2000 by canceling $187,000 in loans to the lessee.

The other leased community involves two phases and has been leased to the same third party for 50 years. Annual lease payments on the first phase during 1999 was $890,000 and increases in later years by 4% per annum. There are no lease payments on the second phase until the sites are developed, at which time, the annual lease payments on the second phase will be equal to 10% times the costs incurred in developing this phase. In addition, the lessee pays to the Company additional rent equal to 50% of the lessee's net cash flow from the property. In the event of a sale, the Company receives 50% of any sales proceeds in excess of the Company's cost. The Company terminated the lease on January 1, 2000 by canceling $186,000 in loans to the lessee.

G.       Investments in Participating Mortgages

During 1998, the Company made investments in participating mortgages secured by three manufactured home communities and adjoining land. The non-recourse notes accrued interest at 15% per annum and paid interest at 9% per annum through August 1999, with the pay rate increasing 1% each year thereafter to a maximum of 12% per annum. The loans were scheduled to mature in September 2007. The Company also received additional interest of 50% of the net profits and cash flows from the properties. In August 1999, the Company purchased the three communities and adjoining land by canceling the participating mortgages and releasing additional collateral pledged on the mortgages.

The following table provides unaudited summary financial information of the borrower with respect to these participating mortgages for the period from August 1998 (date of participating mortgages) to December 31, 1998 and January 1999 to August 1999 (date the Company acquired the properties):

                                                                           January 1999 to         August 1998 to
                                                                             August 1999            December 1998
                                                                         --------------------    --------------------
                                                                                       (in thousands)
                                                                                         (unaudited)
Rental and other property revenues                                             $   828                 $   458
Property operating expenses                                                       (369)                   (234)
Depreciation expense                                                               (52)                    (31)
                                                                               -------                 -------
Income from rental property operations                                             407                     193
                                                                               -------                 -------

Net loss                                                                          (384)                   (108)

The Company also has investments in participating mortgages secured by individual homes and homesites within two manufactured home communities. These mortgages accrue interest at 10% and pay interest from the cash flows from the homes and homesites. The Company also receives additional interest equal to 50% of the net profits and cash flows from the homes and homesites.

As of December 31, 1999, the Company had investments in participating mortgages of $2,148,000. During 1999 and 1998, the Company had income of $920,000 and $451,000, respectively, from participating mortgages.

H.       Investments in Real Estate Joint Ventures

The Company has a $1,304,000 investment in a joint venture involving a manufactured home community. The Company receives a priority return from the venture until the Company has received an amount equal to 9% times $1,250,000 for 1999. The Company's subsequent annual priority return increases by 5% over the prior year's amount. The other venturer then receives a similar percentage return on its $300,000 investment in the venture. In the event the property is sold, the Company receives all proceeds until it has received its investment plus 20% per annum. The other venturer then receives all proceeds until it has received its investment plus 20% per annum. Any excess sales proceeds are then shared equally. The Company did not record any income from this real estate joint venture in 1999 or 1998 as the property is under development.

In November 1999, the Company invested $624,000 in a joint venture involving a manufactured home community. The Company receives a priority annual return from the venture equal to 9% times $690,000 through 2000. After 2000, the Company's priority return increases by 4% annually. Thereafter, the Company receives 20% of any profits and cash flows of the venture in excess of the above priority returns. During 1999, the Company recorded $10,000 in income from this joint venture.

I.       Investment in Asset Investors

During 1999, the Company purchased 114,000 shares (approximately 2%) of the common stock of Asset Investors. The Company has recorded its investment in Asset Investors under the equity method because Asset Investors manages the Company and owns approximately 27% of the Company's Common Stock. In 1999, the Company recorded $23,000 in equity in earnings of Asset Investors.

J.       CMBS Bonds

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

The estimated fair value of the residual interest retained by the Company was $2,000,000. During 1999 and 1998, the Company received $141,000 and $403,000, respectively, of which $78,000 and $242,000, respectively, was recorded as a reduction in the net book value of the retained residual interest. The net book value at December 31, 1999 was $1,753,000 which approximates fair value. The Company had no unrealized gains (losses) on its CMBS bonds at December 31, 1999 and 1998. The maturity dates of the CMBS bonds range from 2001 to 2004 and the Company had no sales of CMBS bonds during 1999 or 1998.

In 1997, three mortgages underlying one of the Company's CMBS bonds were prepaid. As a result of the prepayment, the Company recognized $482,000 of income from a prepayment penalty received and $2,305,000 of income from accelerated discount amortization.

K.       Investment in and Note Receivable from Westrec

Prior to deciding to acquire manufactured home communities, the Company evaluated acquiring interests in marinas and, in connection with this, acquired a 12% interest in Westrec Marina Management Inc. ("Westrec") for approximately $2,500,000 and made a loan to an affiliate of Westrec. In the third quarter of 1998, the Company decided to invest in manufactured home communities instead of marinas. The Company has recorded its investment in and note receivable from Westrec at the sum of the amount for which the Company can re-sell its interest in Westrec plus the outstanding balance of the note receivable. In 1998, the Company expensed $500,000 for due diligence, legal, and other costs incurred in connection with investigating investments in marinas.

L.       Secured Long-Term Notes Payable

The following table summarizes the Company's secured long-term notes payable (in thousands):

                                                                                               December 31,
                                                                                      -------------------------------
                                                                                          1999              1998
                                                                                      -------------      ------------
Fixed rate, ranging from 6.70% to 7.77%, fully-amortizing, non-recourse notes
   maturing at various dates in 2019                                                      $ 12,815        $      --
7.67% fixed rate, partially-amortizing, non-recourse note maturing in 2007                   2,950               --
Recourse, fully-amortizing note discounted at 7.00%, maturing in 2002                        4,677               --
                                                                                          --------        ---------
                                                                                          $ 20,442        $      --
                                                                                          ========        =========

Real estate assets which secure the long-term notes payable had a net book value of $35,326,000 at December 31, 1999. The Company had $522,000 in escrow for real estate taxes and property improvements at December 31, 1999.

Scheduled principal payments after December 31, 1999 for the secured long-term notes payable are (in thousands):

                          2000                        $   1,218
                          2001                            2,098
                          2002                            2,453
                          2003                              419
                          2004                              449
                          Thereafter                     13,805
                                                      ---------
                                                      $  20,442
                                                      =========

M.       Stock Option Plan

The Company has a Stock Incentive Plan for the issuance of non-qualified stock options to its directors and officers, employees and consultants which as of December 31, 1999, permitted the issuance of up to an aggregate of 3,000,000 shares of Common Stock, of which 331,000 and 454,000 related to outstanding stock options as of December 31, 1999 and 1998, respectively. The exercise price for stock options may not be less than 100% of the fair market value of the shares of Common Stock at the date of the grant. The stock options have various terms ranging up to 10 years.

Presented below is a summary of the changes in stock options for the three years ended December 31, 1999. As of December 31, 1999, the outstanding options have
exercise   prices   ranging   from   $5.625  to  $6.625  and  have  a  remaining
weighted-average life of 3.0 years.
                                                                        Weighted
                                                                        Average
                                                 Exercise Price         Shares
                                                 --------------         ------
Outstanding - December 31, 1996                      $ 6.80             648,000
     Granted                                           6.30              87,000
     Forfeited                                         7.30             (13,000)
     Exercised                                         6.12              (5,000)
                                                     ------          ----------
Outstanding - December 31, 1997                        6.74             717,000
     Granted                                           6.62              38,000
     Forfeited                                         7.50            (290,000)
     Expired                                           7.25             (11,000)
                                                     ------          ----------
Outstanding - December 31, 1998                        6.23             454,000
     Granted                                           6.50              38,000
     Expired                                           6.32            (161,000)
                                                     ------          ----------
Outstanding - December 31, 1999                      $ 6.22             331,000
                                                     ======          ==========

Options granted to date vest over various periods up to two years. As of December 31, 1999, 1998 and 1997, 331,000, 445,000 and 660,000, respectively, of the outstanding options were exercisable and the weighted average exercise price of exercisable options was $6.22, $6.22 and $6.78, respectively.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using an option-pricing model with the following weighted average assumptions:


                                                             1999                   1998                  1997
                                                     -------------------    -------------------    ------------------
Range of risk free interest rates                       5.3% to 6.5%           5.8% to 6.1%          5.7% to 6.8%
Expected dividend yield                                    9.8%                   8.3%                  10.0%
Volatility factor of the expected market price of
    the Company's common stock                             0.200                  0.200                  0.200
Weighted average expected life of options                10.0 years             10.0 years             5.0 years


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

During 1999, 1998 and 1997, the estimated weighted-average, grant-date fair value of options granted was $.26, $.41 and $.47, respectively. The Company assumed lives of five to ten years and risk-free interest rates equal to the Five- or Ten-Year U.S. Treasury rate on the date the options were granted depending on option term. In addition, the expected stock price volatility and dividend growth rates were estimated based upon historical averages over the two years ended December 31, 1999, adjusted for changes based upon the Company's investment in manufactured home community assets.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for per share data):


                                                                       1999              1998             1997
                                                                   -----------       -----------      ------------
Pro forma net income                                                 $ 2,514           $3,426           $ 13,664
Pro forma basic earnings per share                                   $  0.24           $ 0.33           $   1.32
Pro forma diluted earnings per share                                 $  0.24           $ 0.33           $   1.31

N.       Management Fees

The Company operates under a management agreement, pursuant to which the manager advises the Company on its business and oversees its daily operations, subject to the supervision of the Company's Board of Directors. Asset Investors has been the manager since November 1997. The Management Agreement provides that the manager receives a "Base Fee," an "Acquisition Fee" and an "Incentive Fee." The Base Fee is payable quarterly in an amount equal to 1% per annum of the Company's average net book value of real estate-related assets. The Acquisition Fee equals 0.5% of the cost of each real estate-related asset acquired. For 1997 and 1998, the Incentive Fee equals 20% of the amount by which the Company's REIT taxable income exceeds the amount calculated by multiplying the Company's "average net worth" by the "Ten-Year United States Treasury rate" plus 1%. During 1999, the Incentive Fee was amended to provide that this fee was based on the Company's Funds From Operations, less an annual capital replacement reserve of at least $50 per developed homesite, instead of REIT income. In general, Funds From Operations is equal to net income plus depreciation, amortization and acquisition fees. In 1997, the manager also received "Administrative Fees" on each CMBS bond outstanding. Administrative Fees were terminated in connection with the November 1997 restructuring of the CMBS bond portfolio. The Management Agreement has been extended through December 31, 2000. The terms are the same as provided for in 1999.

Fees paid to the manager during 1999, 1998 and 1997 were (in thousands):

                                          1999               1998               1997
                                     ---------------    ---------------     --------------
Base Fees                                $  565             $   87             $    598
Acquisition Fees                            205                124                   23
Incentive Fees                               --                 --                1,024
Administrative Fees                          --                 --                   56
                                         ------             ------             --------
                                         $  770             $  211             $  1,701
                                         ======             ======             ========

Acquisition Fees incurred in 1997 were capitalized as part of the cost of acquiring CMBS bonds. In addition, the Company incurred $426,000 of Incentive Fees in 1997 relating to the gain on the restructuring of the CMBS bonds. Acquisition Fees incurred in 1999 and 1998 were expensed because such fees were paid to Asset Investors, owner of 27% of the Company's Common Stock.

O.       Commitments and Contingencies

In connection with the acquisition of a manufactured home community, the Company entered into an earn-out agreement with respect to 154 unoccupied homesites. The Company will pay $17,000 to the former owner for each newly occupied homesite. During 1999 and 1998, the Company paid $17,000 and $0, respectively, for homesites that became occupied.

The Company has agreed to acquire from time-to-time homesites subject to ground leases. The purchase price for each homesite will be equal to the base annual rent provided for in the ground lease divided by 9%. The Company is not required to acquire these homesites in groups of less than 10. The maximum number of homesites the Company might purchase is approximately 500 for total consideration of approximately $20 million. The Company purchased no homesites during 1999 or 1998.

The Company has agreed to invest up to an additional $680,000 in a real estate joint venture in four equal, annual installments of $170,000 beginning in November 2000.

In connection with the acquisition of a property, the Company entered into an earn-out agreement whereby it will pay the former owner an amount equal to the increase in the property's net operating income divided by 9.5% until the Company pays a total of $2,160,000. No amount was paid during 1999.

In September 1999, four of the Company's stockholders, individually and as purported representatives of the Company's stockholders, except Asset Investors and its affiliates, filed three purported class action lawsuits in Delaware against the Company, the members of the board of directors and certain officers of Asset Investors and the Company. These lawsuits alleged that the defendants breached their fiduciary duties to the Company's stockholders in connection with the Company's proposed merger with Asset Investors and the Company's recent reincorporation in Delaware. In November 1999, these lawsuits were consolidated into a single lawsuit. On March 7, 2000, the parties entered into a settlement agreement, subject to the court's approval which, amended the merger agreement as follows:

o the Company's stockholders, other than Asset Investors and the officers and directors of Asset Investors and the Company, may elect to receive $5.75 in cash per share for up to 3,549,868 shares of the Company's Common Stock with any remaining shares to receive 0.4075 shares of Asset Investors common stock; and
o the percentage of votes of the Company's Common Stock needed to approve the merger was increased from a majority to two-thirds.

P.       Operating Segments

Investments in manufactured home communities constitute substantially all of the Company's investments. Management assesses the performance of the Company as one operating segment.

Q.       Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each type of financial instrument. The estimates of fair value have been determined by the Company using available market information and valuation methodologies.

o Cash and cash equivalents, accounts payable and accrued liabilities, and secured short-term financing - the carrying amounts approximate fair value because of the short maturity of these instruments.
o Investment in Asset Investors - the fair value was determined based upon the closing price of Asset Investors common stock on the New York Stock Exchange, Inc. as of the end of 1999.
o Secured long-term notes payable - based upon borrowing rates currently available to the Company, the carrying value of its secured long-term notes payable approximates their fair value.

The carrying values and fair values of the Company's investment in Asset Investors at December 31, 1999 is as follows (in thousands):

                                                                 1999
                                                ------------------------------
                                                Carrying Value      Fair Value
                                                --------------      ----------
     Investment in Asset Investors              $ 1,396,000        $ 1,270,000
                                                ===========        ===========

R.       Other Matters

The Company's Charter authorizes the Board of Directors to issue 25,000,000 shares, par value $.01 per share, of preferred stock. The Board of Directors is authorized to fix the terms of the preferred stock, including preferences, powers and rights (including voting rights) senior to the Common Stock. To date, the Company has not issued any shares of preferred stock.

S.       Selected Quarterly Financial Data (unaudited)

Presented below is selected quarterly financial data for the years ended December 31, 1999 and 1998 (in thousands, except per share data).


                                                                          Three Months Ended,
                                                    -----------------------------------------------------------------
 1999                                                 December 31,     September 30,      June 30,         March 31,
--------------------------------------------------- -------------- ----------------- --------------- ----------------

Rental and other property revenues                      $ 1,156        $    945         $    437         $     --
Income from participating mortgages and leases              326             455              603              587
Property operating expenses                                (512)           (428)            (174)              --
Depreciation                                               (493)           (465)            (232)             (89)
                                                        -------        --------          -------         --------
Income from rental property operations                      477             507              634              498
                                                      ---------        --------          -------         --------

Interest and other income                                   343             349              520              701
General and administrative expenses                        (115)           (131)            (140)            (133)
Related-party management fees                              (190)           (181)            (114)             (80)
Interest expense                                           (154)            (61)             (58)              --
Related-party acquisition fees                               (8)             (3)            (152)             (42)
Net income                                                  400             408              734              982

Basic and diluted earnings per share                        .04             .04              .07              .09

Weighted average common shares outstanding               10,320          10,325           10,362           10,364
Weighted average common shares and common share
   equivalents outstanding                               10,320          10,325           10,362           10,365


                                                                          Three Months Ended,
                                                    -----------------------------------------------------------------
1998                                                 December 31,     September 30,      June 30,         March 31,
--------------------------------------------------- -------------- ----------------- --------------- ----------------
Income from participating mortgages and leases          $   436        $    151         $     --         $     --
Depreciation                                                (46)             (4)              --               --
                                                        -------        --------          -------         --------
Income from rental property operations                      390             147               --               --
                                                        -------        --------          -------         --------

Interest and other income                                   767           1,012            1,042            1,053
General and administrative expenses                        (117)           (129)             (88)             (86)
Related-party management fees                               (47)            (23)             (12)              (5)
Related-party acquisition fees                              (63)            (61)              --               --
Costs related to abandonment of potential marina
   investments                                               --            (500)              --               --
Net income                                                  967             486              986            1,002

Basic and diluted earnings per share                        .09             .05              .09              .10

Weighted average common shares outstanding               10,364          10,364           10,359           10,342
Weighted average common shares and common share
   equivalents outstanding                               10,366          10,373           10,387           10,378


T.       Recent Accounting Developments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133. Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 requires recording all derivative instruments as assets or liabilities, measured at fair value. Statement 133 is effective beginning after 2000. The Company has elected not to early adopt the provisions of Statement 133 as of December 31, 1999 and when Statement 133 is adopted, the Company does not expect Statement 133 to have a significant impact on its financial position and results of operations.

                             COMMERCIAL ASSETS, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1999
                         (In Thousands Except Site Data)



                                                                                                    December 31, 1999
                                                                                      ----------------------------------------------
                                                                             Cost                                    Total
                                                                           Capital-                                   Cost
                                                             Initial Cost    ized       Total Cost                   Net of
                                                          ---------------- Subsequ- ---------------------  Accumu-  Accumu-
                                                   Number       Buildings    uent         Buildings          lated    lated
                   Date                     Year     of           and         to             and            Depreci- Depreci- Encum-
 Property Name   Acquired  Location      Developed Sites Land Improvements Acquis.  Land Improvements Total  ation    ation  brances
 ---------------------------------------------------------------------------------------------------------------------------------
Casa Encanta       1999   Mesa, AZ         1970    106  $  315 $ 1,152   $    --  $  315  $ 1,152 $ 1,467   $  17  $  1,450  $    --
Cypress Greens     1998   Lakeland, FL     1986    107     240   1,129        28     240    1,157   1,397      60     1,337       --
Desert Harbor      1999   Apache Junction, 1997    207     621   6,169       700   1,058    6,432   7,490     124     7,366    4,677
                          AZ
Fiesta Development 1999   Mesa, AZ           --    206   4,804      --       136   4,804      136   4,940      --     4,940       --
Fiesta Village     1999   Mesa, AZ         1962    170     498   4,029        --     498    4,029   4,527      61     4,466    2,950
La Casa Blanca     1999   Apache Junction, 1993    198     594   6,698        91     594    6,789   7,383     133     7,250       --
                          AZ
La Casa Mini       1999   Apache Junction,   --     --     495     175        --     495      175     670       1       669       --
  Storage                 AZ
Lakeshore Utilities1999   Tampa, FL          --     --      50     100        --      50      100     150       3       147       --
Lakeshore Villas   1999   Tampa, FL        1972    290     870   6,990       293     870    7,283   8,153     219     7,934    5,041
Marina Dunes       1999   Marina, CA         --     --     306      --        13     306       13     319      --       319       --
Rancho Mirage      1999   Apache Junction, 1994    312     930  10,879       108     930   10,987  11,917     290    11,627       --
                          AZ
Riverside          1998   Ruskin, FL       1984    990   3,558   7,744       122   3,558    7,866  11,424     344    11,080    5,478
Royal Palm         1999   Haines City, FL  1971    450   1,383   3,027       131   1,383    3,158   4,541      61     4,480    2,296
Southern Palms     1999   Mesa, AZ         1961     36     189   1,035        --     189    1,035   1,224      16     1,208       --
                                                 -----------------------------------------------------------------------------------
              Total                              3,072 $14,853 $49,127   $ 1,622 $15,290  $50,312 $65,602  $1,329   $64,273  $20,442
                                                 ===================================================================================

                             COMMERCIAL ASSETS, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)


                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                             1999              1998             1997
                                                                             ----              ----             ----
Real Estate
    Balance at beginning of year                                          $   12,678        $       --       $      --
    Additions during the year:
       Real estate acquisitions                                               51,309            12,671              --
       Additions                                                               1,615                 7              --
    Dispositions                                                                  --                --              --
                                                                          ----------        ----------       ---------
    Balance at end of year                                                $   65,602        $   12,678       $      --
                                                                          ==========        ==========       =========


Accumulated Depreciation
    Balance at beginning of year                                          $      (50)       $       --       $      --
    Additions during the year:
       Depreciation                                                           (1,279)              (50)             --
    Dispositions                                                                  --                --              --
                                                                          ----------        ----------       ---------
    Balance at end of year                                                $   (1,329)       $      (50)      $      --
                                                                          ==========        ==========       =========



                                               COMMERCIAL ASSETS, INC.
                                                     SCHEDULE IV
                                            MORTGAGE LOANS ON REAL ESTATE
                                                  December 31, 1999
                                                    (in thousands)



                                                                                                           Principal
                                                                                                           Amount of
                                                                                                             Loans
                                                                                                          Subject to
                                      Final       Periodic                  Face          Carrying        Delinquent
                        Interest     Maturity     Payment     Prior      Amount of        Amount of      Principal or
    Description           Rate         Date        Terms      Liens      Mortgages        Mortgages        Interest
---------------------  ------------  ----------  ----------  ---------  --------------  ---------------  ---------------
Savanna Club               10%          9/2018        (1)     $   --      $   1,896       $    1,913         $      --
Sun Lake                   10%          9/2018        (1)         --            222              235                --
                                                             ---------  --------------  ---------------  ---------------
                                                              $   --      $   2,118       $    2,148         $      --

                                                             =========  ==============  ===============  ===============

(1)      Interest is paid from any cash flows from the property.


                             COMMERCIAL ASSETS, INC.
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)




                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                              1999             1998             1997
                                                                              ----             ----             ----

    Balance at beginning of period                                         $    9,328       $       --       $      --

    Additions during period:
       Investments in participating mortgages                                   1,866            8,913              --
       Accrued interest                                                           925              371              --
       Loan costs                                                                  --               70              --
    Deductions during period:
       Collections of principal                                                  (486)             (20)             --
       Collections of interest                                                   (503)              (2)             --
       Amortization of loan costs                                                  (4)              (4)             --
       Cancellation of debt in connection with purchase of property            (8,978)              --              --
                                                                           ----------       ----------       ---------

    Balance at close of period                                             $    2,148       $    9,328       $      --
                                                                           ==========       ==========       =========


                                          EXHIBIT INDEX


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

      2.2 Agreement and Plan of Merger, dated as of August 31, 1999, by and between the Registrant and Commercial Assets, Inc. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K dated August 31, 1999, Commission File No. 1-9360, filed on September 3, 1999).

      2.3 Form of Mobile Home Park Purchase and Sale Agreement dated as of May 13, 1997, entered into in connection with the acquisition of six manufactured home communities (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K dated May 14, 1997, Commission File No.
                  1-9360, filed on May 28, 1997).

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

      2.8 Contribution Agreement dated effective as of January 1, 2000, by and among Asset Investors Operating Partnership, L.P., CADC Holding L.L.C. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.8 to the Registrant's Current Report on Form 8-K dated January 31, 2000, Commission File No. 1-9360, filed on February 15,
                  2000).

      2.8(a) Purchase and Sale Agreement dated effective as of January 1, 2000, by and between Asset Investors Operating Partnership, L.P. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.8(a) to the Registrant's Current Report on Form 8-K dated January 31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

    2.8(b) Purchase and Sale Agreement dated effective as of January 1, 2000, by and between Prime Forest Partners and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.8(b) to the Registrant's Current Report on Form 8-K dated January 31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

    2.8(c) Purchase and Sale Agreement dated effective as of January 1, 2000, by and between Asset Investors Operating Partnership, L.P. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.8(c) to the Registrant's Current Report on Form 8-K dated January 31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

    2.8(d) Asset Purchase Agreement dated effective as of January 1, 2000, by and between AIC Homesales Corp. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.8(d) to the Registrant's Current Report on Form 8-K dated January 31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

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

      10.4 Trust Agreement dated as of March 26, 1997, among the Registrant, as depositor, Asset Investors Secured Financing Corporation and Wilmington Trust Company, as Owner Trustee (incorporated herein by reference to Exhibit 10.5(a) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1997, Commission File No. 1-9360, filed on May 14, 1997).

    10.4(a) Pooled Certificate Transfer Agreement between the Registrant and Asset Investors Secured Financing Corporation dated as of March 26, 1997 (incorporated herein by reference to Exhibit 10.5(b) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1997, Commission File No. 1-9360, filed on May 14, 1997).

    10.4(b) Indenture, dated as of March 27, 1997, between Structured Mortgage Trust 1997-1 and State Street Bank and Trust Company (incorporated herein by reference to Exhibit 10.5(c) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1997, Commission File No. 1-9360, filed on May 14, 1997).

    10.4(c) Note Purchase Agreement, dated as of March 26, 1997, among Structured Mortgage Trust 1997-1, Asset Investors Secured Financing Corporation and Bear, Stearns & Co. Inc. (incorporated herein by reference to Exhibit 10.5(d) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1997, Commission File No. 1-9360, filed on May 14, 1997).

    10.4(d) Trust Certificate issued to Asset Investors Secured Financing Corporation evidencing its ownership of the Structured Mortgage Trust 1997-1 (incorporated herein by reference to Exhibit 10.5(e) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1997, Commission File No. 1-9360, filed on May 14, 1997).

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

      10.9 Form of Promissory Note to General Electric Capital Assurance Company entered into in connection with the financing of manufactured home communities (incorporated herein by reference to Exhibit 10.9 to the Annual Report on Form 10-K of the Registrant for the fiscal year ended December 31, 1998, Commission File No. 1-9360, filed on March 24, 1999).

    10.9(a)       Schedule  of  Promissory  Notes to  General  Electric  Capital
                  Assurance   Company   entered  into  in  connection  with  the
                  financing of eight manufactured home communities.

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

    10.11* Secured Promissory Note dated September 13, 1999 between Robert G. Blatz and Asset Investors Operating Partnership, L.P.

     10.12 Acquisition Agreement, dated effective as of January 1, 2000, by and among AIC Community Management Holding Corp., AIC Management Holdings, LLC and Community Management Investors Corporation (incorporated herein by reference to Exhibit 10.0 to the Registrant's Current Report on Form 8-K dated January 19, 2000, Commission File No. 1-9360, filed on January 31,
                  2000).

    10.12(a) Promissory Note, dated January 1, 2000, by and among AIC Community Management Holding, LLC, Manufactured Housing Corp. and Community Management Investors Corporation (incorporated herein by reference to Exhibit 10.1(a) to the Registrant's Current Report on Form 8-K dated January 19, 2000, Commission File No. 1-9360, filed on January 31, 2000).

      21.1        List of Subsidiaries

      23.1        Consent of Independent Auditors - Ernst & Young LLP.

      27.1        Financial Data Schedule.

*    Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ASSET INVESTORS CORPORATION
                                       (Registrant)

Date:  March 28, 2000                  By  /s/Terry Considine
                                           ------------------------------------
                                           Terry Considine
                                           Chairman and Chief Executive Officer

Date: March 28, 2000                   By  /s/Thomas L. Rhodes
                                           ------------------------------------
                                           Thomas L. Rhodes
                                           Vice Chairman

Date: March 28, 2000                   By  /s/Bruce E. Moore
                                           ------ -----------------------------
                                           Bruce E. Moore
                                           President and Chief Operating Officer

Date: March 28, 2000                   By  /s/David M. Becker
                                           ------------------------------------
                                           David M. Becker
                                           Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Name                       Capacity                 Date

 /s/Terry Considine                      Director                 March 28, 2000
-----------------------------
    Terry Considine


 /s/Thomas L. Rhodes                     Director                 March 28, 2000
-----------------------------
    Thomas L. Rhodes


 /s/Bruce D. Benson                      Director                 March 25, 2000
-----------------------------
    Bruce D. Benson


 /s/Bruce E. Moore                       Director                 March 28, 2000
-----------------------------
    Bruce E. Moore


 /s/Elliot H. Kline                      Director                 March 26, 2000
-----------------------------
    Elliot H. Kline


 /s/Richard L. Robinson                  Director                 March 24, 2000
-----------------------------
    Richard L. Robinson

 /s/Tim Schultz                          Director                 March 28, 2000
-----------------------------
    Tim Schultz


 /s/William J. White                     Director                 March 26, 2000
-----------------------------
    William J. White