Form 10-Q
period 2000-03-31
ASSET INVESTORS CORP
filed 2000-05-12
CIK 804138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q
(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

As of May 5, 2000, 5,679,469 shares of common stock were outstanding.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS
                                                                            PAGE

PART I.  FINANCIAL INFORMATION:

    Item 1. Condensed Consolidated Financial Statements:

            Balance Sheets as of March 31, 2000 (unaudited)
            and December 31, 1999...........................................   1

            Statements of Income for the three months ended
            March 31, 2000 and 1999 (unaudited).............................   2

            Statements of Cash Flows for the three months ended
            March 31, 2000 and 1999 (unaudited).............................   3

            Notes to Financial Statements (unaudited).......................   4

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  12

PART II.  OTHER INFORMATION:

    Item 6. Exhibits and Reports on Form 8-K................................  22


                                       (i)




                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                     March 31,         December 31,
                                                                                      2000                  1999
                                                                                      ----                  ----
                                                                                  (unaudited)
ASSETS
Real estate, net of accumulated depreciation of $8,123 and $7,248                  $    138,271          $   108,745
Investments in participating mortgages                                                       --               22,475
Cash and cash equivalents                                                                   888                  570
Investment in Commercial Assets                                                          19,233               19,486
Inventory                                                                                 9,559                   --
Other assets, net                                                                         7,082                7,817
                                                                                   ------------          -----------
       Total Assets                                                                $    175,033          $   159,093
                                                                                   ============          ===========

LIABILITIES
Secured long-term notes payable                                                    $     58,749          $    53,994
Secured short-term financing                                                              9,962                2,610
Accounts payable and accrued liabilities                                                  6,565                3,401
                                                                                   ------------          -----------
                                                                                         75,276               60,005
                                                                                   ------------          -----------

COMMITMENTS AND CONTINGENCIES                                                                --                   --

MINORITY INTEREST IN OPERATING PARTNERSHIP                                               16,583               15,236

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 15,000 shares authorized;
   no shares issued or outstanding                                                           --                   --
Common stock, par value $.01 per share, 35,000 shares authorized;
   5,633 and 5,633 shares issued; and 5,603 and 5,603 shares
   outstanding, respectively                                                                 56                   56
Additional paid-in capital                                                              239,381              239,381
Notes receivable on common stock purchases                                                 (580)                (588)
Dividends in excess of accumulated earnings                                            (155,233)            (154,547)
Treasury stock, 30 and 30 shares at cost                                                   (450)                (450)
                                                                                   ------------          -----------
                                                                                         83,174               83,852
                                                                                   ------------          -----------
       Total Liabilities and Stockholders' Equity                                  $    175,033          $   159,093
                                                                                   ============          ===========

            See Notes to Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)
                                                                                               Three Months
                                                                                             Ended March 31,
                                                                                             ---------------
                                                                                         2000             1999
                                                                                         ----             ----
   Rental property operations
   Rental and other property revenues                                                  $   4,469        $   3,558
   Income on participating mortgages and leases                                              705              778
   Property operating expenses                                                            (1,709)          (1,287)
   Depreciation                                                                           (1,089)            (920)
                                                                                       ---------        ---------
   Income from rental property operations                                                  2,376            2,129
                                                                                       ---------        ---------

   Sales operations
   Home sales revenues                                                                     2,283               --
   Cost of home sales                                                                     (1,905)              --
   Selling and marketing expenses                                                           (788)              --
   Interest expense allocation                                                              (106)              --
   Minority interest in sales operations                                                     139               --
                                                                                       ---------        ---------
   Loss from sales operations                                                               (377)              --
                                                                                       ---------        ---------

   Service operations
   Property management income, net                                                            58               54
   Commercial Assets management fees                                                         141               89
   Amortization of management contracts                                                     (516)            (689)
                                                                                       ---------        ---------
   Loss from service operations                                                             (317)            (546)
                                                                                       ---------        ---------

   Equity in earnings of Commercial Assets                                                   208              295
   General and administrative expenses                                                      (437)            (338)
   Interest and other income                                                                 190               53
   Interest expense                                                                         (788)            (941)
                                                                                       ---------        ---------

   Income before minority interest in Operating Partnership                                  855              652
   Minority interest in Operating Partnership                                               (135)            (110)
                                                                                       ---------        ---------

   Net income                                                                          $     720        $     542
                                                                                       =========        =========

   Basic and diluted earnings per share                                                $    0.13        $    0.10
                                                                                       =========        =========


   Weighted average common shares outstanding                                              5,572            5,453
   Weighted average common shares and common share equivalents outstanding
                                                                                           5,572            5,464

   Dividends paid per share                                                            $    0.25        $    0.25
                                                                                       =========        =========

            See Notes to Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                 Three Months
                                                                                                Ended March 31,
                                                                                                ---------------
                                                                                           2000                1999
                                                                                           ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                          $     720             $    542
   Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and amortization                                                         1,647                1,664
     Minority interest in Operating Partnership and sales operations                         (55)                 110
     Equity in earnings of Commercial Assets                                                (106)                (262)
     Income from participating mortgages                                                    (600)                (377)
     Gain on sale of real estate                                                            (109)                  --
     Increase in inventory                                                                (1,140)                  --
     Increase in other assets                                                               (364)                (372)
     Increase (decrease) in accounts payable and accrued liabilities                         861                 (261)
                                                                                         -------             --------
       Net cash provided by operating activities                                             854                1,044
                                                                                         -------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of real estate                                                       2,510                   --
   Purchases of real estate                                                                 (765)                  --
   Investments in participating mortgages, net                                                --               (1,907)
   Capital replacements and improvements                                                  (1,259)                 (55)
   Dividends from Commercial Assets                                                          359                  359
                                                                                       ---------             --------
     Net cash provided by (used in) investing activities                                     845               (1,603)
                                                                                       ---------             --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of Common Stock dividends                                                      (1,408)              (1,390)
   Payment of distributions to minority interest in Operating Partnership                   (261)                (250)
   Proceeds from secured long-term notes payable                                             103                6,225
   Principal paydowns on secured long-term notes payable                                    (461)                (300)
   Proceeds from secured short-term financing                                                638                   --
   Principal paydowns on secured short-term financing                                         --               (2,800)
   Collections of notes receivable                                                             8                   --
   Payment of loan costs                                                                      --                 (255)
   Proceeds from the issuance of Common Stock, net                                            --                   43
                                                                                       ---------             --------
     Net cash provided by (used in) financing activities                                  (1,381)               1,273
                                                                                       ---------             --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    318                  714
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             570                1,426
                                                                                       ---------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $     888             $  2,140
                                                                                       =========             ========


            See Notes to Condensed Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.       The Company

Asset Investors Corporation ("AIC" and, together with its subsidiaries, the "Company") is a Delaware corporation that owns and operates manufactured home communities and has elected to be taxed as a real estate investment trust ("REIT"). Prior to May 25, 1999, AIC was a Maryland corporation. Effective May 25, 1999, AIC's stockholders approved its reincorporation in Delaware. AIC's common stock, par value $.01 per share ("Common Stock"), is listed on the New York Stock Exchange under the symbol "AIC." In May 1997, AIC contributed its net assets to Asset Investors Operating Partnership, L.P. (the "Operating Partnership") in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership's initial capital. AIC owns 84% of the Operating Partnership as of March 31, 2000. The Company also owns 27% of the common stock of Commercial Assets, Inc. ("Commercial Assets") and substantially all of the common stock of both AIC Manufactured Housing Corp. ("AICMHC") and Asset Investors Equity, Inc. ("AIE"). Commercial Assets is a publicly-traded REIT (American Stock Exchange, Inc.: CAX) formed by the Company in August 1993. AICMHC owns interests in manufactured home community management contracts and AIE manages Commercial Assets.

B.       Presentation of Financial Statements

The Condensed Consolidated Financial Statements of the Company presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of March 31, 2000, for the three month period then ended and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. These financial statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made in the 1999 Condensed Consolidated Financial Statements to conform to the classifications used in the current year. Such reclassifications have no material effect on amounts previously reported.

C.       Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and all controlled subsidiaries. The minority interest in the Operating Partnership represents the OP Units which are convertible, at the option of the holder. When a holder elects to convert OP Units, the Company determines whether such OP Units will be converted into cash or shares of Common Stock. The holders of OP Units receive the same amount per OP Unit in distributions as the holders of Common Stock at the time of dividend distributions. As of March 31, 2000, 1,045,000 OP Units were outstanding. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in Commercial Assets is recorded under the equity method.

Rental Properties and Depreciation

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of March 31, 2000, management believes that no impairments exist based on periodic reviews. No impairment losses were recognized for the three months ended March 31, 2000 and 1999.

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

Inventory

Inventories are recorded at the lesser of cost or market. At March 31, 2000, there was no reserve for inventory.

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

At March 31, 2000, AIC's net operating loss ("NOL") carryover was approximately $95,000,000 and its capital loss carryover was approximately $20,000,000. The NOL carryover may be used to offset all or a portion of AIC's REIT income, and as a result, to reduce the amount that AIC must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009, and the capital loss carryover is scheduled to expire in 2000 and 2001.

Earnings Per Share

Basic earnings per share for the three months ended March 31, 2000 and 1999 are based upon the weighted-average number of shares of Common Stock outstanding during each such period. Diluted earnings per share reflect the effect of dilutive, unexercised stock options of 0 and 11,000 shares for the three months ended March 31, 2000 and 1999, respectively.

Capitalized Interest

Interest is capitalized on development projects during periods of construction or development. Capitalized interest was $419,000 and $17,000 for the three months ended March 31, 2000 and 1999, respectively.

Treasury Stock

The Company owns 27% of Commercial Assets' common stock. During 1999, Commercial Assets purchased 114,000 shares of the Company's Common Stock. Consequently, the Company has an interest in 30,000 shares of its Common Stock and has recorded this as treasury stock.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments with an initial maturity of three months or less are considered to be cash and cash equivalents. The Company made interest payments of $1,047,000 and $815,000 for the three months ended March 31, 2000 and 1999, respectively.

Non-cash operating, investing and financing activities for the three months ended March 31, 2000 and 1999 were (in thousands):

                                                                                          2000              1999
                                                                                        --------          --------
Conversion of OP Units into Common Stock                                               $     --          $  8,603
Real estate acquired:
     By cancellation of participating mortgages                                          22,591                --
     By assumption of notes payable                                                       4,711                --
     By assumption of accounts payable and accrued liabilities, net of other
         assets received                                                                  1,848                --
     For issuance of note payable                                                         1,740                --
     For issuance of OP Units                                                               496                --
Inventory acquired:
     By assumption of secured short-term financing                                        4,594                --
     By cancellation of participating mortgages and notes receivable                      1,805                --
     By assumption of notes payable                                                         403                --
     By assumption of accounts payable and accrued liabilities, net of other
         assets received                                                                    649                --
     By minority interest in subsidiary                                                   1,001                --
Receivables from minority interest in subsidiaries                                            4               179
Purchase of property management contracts for note payable                                  380                --
Other assets, net of assumed liabilities, for minority interest in subsidiary               165                --


D.       Proposed Merger with Commercial Assets

The Company and Commercial Assets have agreed to merge, subject to the approval by both (a) a majority of the Company's outstanding shares and (b) two-thirds of Commercial Assets' outstanding shares. The Company owns approximately 27% of the Commercial Assets' outstanding shares and has agreed to vote these shares in favor of the merger. The Company will issue 0.4075 shares of its common stock for each outstanding share of the Commercial Assets common stock. Alternatively, Commercial Assets' stockholders may elect to receive $5.75 per share in cash for up to 3,549,868 shares of Commercial Assets common stock with any remaining shares receiving 0.4075 shares of the Company's Common Stock. The officers and directors of the Company and of Commercial Assets have agreed to elect to receive shares of the Company's Common Stock for all shares of Commercial Assets common stock that they own.

E.       Real Estate

Real estate at March 31, 2000 and December 31, 1999, was (in thousands):


                                                                                 March 31,          December 31,
                                                                                  2000                  1999
                                                                                  ----                  ----
Land                                                                            $   25,767            $  13,260
Land improvements and buildings                                                    120,627              102,733
                                                                                ----------              -------
                                                                                   146,394              115,993
Less accumulated depreciation                                                       (8,123)              (7,248)
                                                                                ----------            ---------
Real estate, net                                                                $  138,271            $ 108,745
                                                                                ==========            =========

In January 2000,  the Company  purchased  four  manufactured  home  communities, undeveloped homesites at three additional manufactured home communities, inventory and other assets for $36,816,000. The purchase price was allocated as follows (in thousands):

               Real estate                              $   29,618
               Cash and cash equivalents                       205
               Other assets                                  6,993
                                                        ----------
                                                        $   36,816
                                                        ==========

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities.

F.       Investments in Participating Mortgages

During 1999, the Company had non-recourse mortgage loans secured by two manufactured home communities and one recreational vehicle park in Arizona. The loans had interest rates ranging from 10% to 15% and were scheduled to mature in April 2001. The Company received additional interest of 3% of gross revenues, increasing to 11% of gross revenues in the event of a refinancing of the debt on the communities, and 50% of net proceeds from a sale or refinancing of the communities. In August 1999, the Company purchased the two manufactured home communities and the recreational vehicle park in exchange for the payment of $858,000, the cancellation of the three loans with a carrying amount of $11,973,000 and $761,000 of assumed liabilities and other costs.

During 1999, the Company had a non-recourse participating mortgage that bears 10% interest and matures in 2018. The Company receives additional interest up to 50% of the borrower's profit and net cash flows from the properties securing the participating mortgage. In January 2000, the Company purchased for $36,816,000 the four manufactured home communities and the undeveloped homesites at three additional manufactured home communities which secured the Company's participating mortgage. The purchase price was paid as follows:
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
                                                                    =========

G.       Investment in Commercial Assets

The Company owns 2,761,126 shares (approximately 27%) of the common stock of Commercial Assets. In November 1997, Commercial Assets sold or resecuritized its entire portfolio of commercial mortgage loan securitizations of multi-family real estate ("CMBS bonds") and temporarily invested the proceeds until it determined which type of real estate assets to invest in. During the third quarter of 1998, Commercial Assets began acquiring manufactured home communities, and from August 1998 to March 2000, it has invested approximately $70 million for interests in 12 communities.

Summarized financial information of Commercial Assets as reported by Commercial Assets is (in thousands):



Balance Sheets                                                                        March 31,          December 31,
                                                                                        2000                 1999
                                                                                        ----                 ----
Cash and short-term investments                                                      $    24,831         $    17,166
Real estate, net (including participating mortgages and joint ventures)                   69,984              68,353
Other assets                                                                              11,193              11,564
                                                                                     -----------         -----------
Total assets                                                                         $   106,008         $    97,083
                                                                                     ===========         ===========

Secured long-term notes payable                                                      $    30,551         $    20,442
Other liabilities                                                                          1,761               1,945
Minority interest in subsidiaries                                                            615                 615
Stockholders' equity                                                                      73,081              74,081
                                                                                     -----------         -----------
Total liabilities and stockholders' equity                                           $   106,008         $    97,083
                                                                                     ===========         ===========



Statements of Income                                                                       Three Months Ended
                                                                                                March 31,
                                                                                                ---------
                                                                                        2000                 1999
                                                                                        ----                 ----
Rental and other property revenues                                                   $   1,783            $      --
Income from participating mortgages and leases                                              77                  587
Property operating expenses                                                               (661)                  --
Depreciation                                                                              (493)                 (89)
                                                                                     ---------            ---------
Income from rental property operations                                                     706                  498

Interest and other income                                                                  508                  739
Interest expense                                                                          (364)                  --
Equity in loss from home sales operations                                                 (191)                  --
General and administrative                                                                (121)                (133)
Related-party management fees                                                             (193)                 (80)
Related-party acquisition fees                                                              --                  (42)
                                                                                     ---------            ---------
Net income                                                                           $     345            $     982
                                                                                     =========            =========

H.       Investment in Home Sales Company

Effective January 1, 2000, a consolidated subsidiary ("Sales Corp.") of the Company acquired all of the manufactured home inventory located at communities owned by the Company or Commercial Assets for $8,452,000. The Company owns 65% of the nonvoting common stock of Sales Corp., Commercial Assets owns the remaining 35% of the nonvoting common stock and certain of the Company's officers own all of Sales Corp.'s voting common stock. The nonvoting common stock represents 99% of all outstanding shares of Sales Corp.'s capital stock. The inventory purchase price was paid as follows:


     Assumption of secured short-term financing                                                        $  4,594
     Cancellation of participating mortgages and notes receivable                                         1,805
     Assumption of notes payable                                                                            403
     Assumption of accounts payable and accrued liabilities, net of other assets received                   649
     Contribution by Commercial Assets                                                                    1,001
                                                                                                       --------
                                                                                                       $  8,452
                                                                                                       ========


I.       Secured Short-Term Financing

The Company has a revolving line of credit with a bank that bears interest at the 30-day London Interbank Offered Rate ("LIBOR") plus 1.75% per annum (7.88% at March 31, 2000). The line of credit is secured by 1,015,674 shares of the common stock of Commercial Assets held by the Company and matures in September 2000. The line of credit is limited to the lesser of (1) $5,000,000, (2) 65% of the product of the trading price of Commercial Assets common stock times 1,015,674 or (3) 65% of the purchase price of certain unpledged real estate. As of March 31, 2000, the limit was $3,218,000 and $2,550,000 was outstanding on this line of credit. In April 2000, this line of credit was cancelled and replaced by a $15,000,000 line of credit (see description below).

In connection with the Company's January 2000 purchase of manufactured home communities, undeveloped homesites, inventory and other assets, the Company assumed a line of credit secured by the inventory. At March 31, 2000, the balance on the line of credit was $5,292,000. In April, this line of credit was cancelled and replaced by a $15,000,000 line of credit (see description below).

In April 2000, the Company entered into a revolving $15,000,000 line of credit with a bank. The line of credit bears interest at the bank's prime rate and matures in May 2001. The line of credit is secured by three manufactured home communities and one recreational vehicle park which have a combined net book value of $22,755,000 at March 31, 2000. The line of credit replaced the Company's two existing lines of credit and a $5,993,000 recourse note payable due in April 2001.

As of March 31, 2000, the Company had a $2,120,000 promissory note payable to Community Management Investors Corporation ("CMIC") that matures in January 2001 and bears interest at 8.5%. The Company purchased CMIC's 50% interest in two property management companies as of January 1, 2000 in exchange for the note payable. This resulted in the Company owning 100% of the property management companies. The Company's President and Chief Operating Officer owns 35% of CMIC, and the Company's Vice President of Development owns 20% of CMIC.

J.       Commitments and Contingencies

In connection with the purchase of a manufactured home community, the Company has an earn-out agreement with respect to unoccupied homesites. The Company pays $17,000 for each newly occupied homesite either in the form of cash or 946 OP Units, as determined by the former owner. During each of the three months ended March 31, 2000 and 1999, the Company paid $83,000 in cash. At March 31, 2000, there were 108 unoccupied homesites subject to the earnout.

In September 1999, four Commercial Assets stockholders, individually and as purported representatives of all Commercial Assets stockholders, except the Company and its affiliates, filed three purported class action lawsuits in

Delaware against Commercial Assets, the members of the board of directors and certain officers of the Company and Commercial Assets. These lawsuits alleged that the defendants breached their fiduciary duties to the Commercial Assets stockholders in connection with the proposed merger of the Company and Commercial Assets and Commercial Assets' recent reincorporation in Delaware. In November 1999, these lawsuits were consolidated into a single lawsuit. In March 2000, the parties entered into a settlement agreement, subject to the court's approval, which amended the merger agreement as follows:

o Commercial Assets stockholders, other than the Company and the officers and directors of the Company and Commercial Assets, may elect to receive $5.75 per share in cash for up to 3,549,868 shares of Commercial Assets common stock with any remaining shares receiving 0.4075 shares of the Company's Common Stock; and
o the percentage of votes of Commercial Assets common stock needed to approve the merger was increased from a simple majority to two-thirds.

K.       Operating Segments

Investments in adult communities constitute substantially all of the Company's portfolio of manufactured home communities, and as such, management of the Company assesses the performance of the Company as one operating segment.

L.       Common Stock and Dividends

During 1999, certain directors and executive officers (or entities affiliated with them) exercised options to purchase 46,000 shares of Common Stock by issuing notes receivable totaling $588,000. The notes accrue interest at 7.5% and mature in 2009. At March 31, 2000, $403,000 of the notes were nonrecourse and $177,000 were recourse to the respective directors or executive officers.

During the three month periods ended March 31, 2000 and 1999, the Company paid $0.25 per share dividends on Common Stock and OP Units totaling $1,669,000 and $1,640,000, respectively.

M.       Other Matters

The Commercial Assets Management Agreement has been extended through December 31, 2000; however, the agreement will terminate upon the merger of the Company and Commercial Assets. The Company earned management fees under the Commercial Assets Management Agreement (net of elimination for the Company's 27% ownership of Commercial Assets) as follows:

                                                  Three Months Ended
                                                       March 31,
                                                       ---------
                                               2000                 1999
                                               ----                 ----
          Management fees                   $141,000             $  89,000

As of March 31, 2000, the net book value of the Commercial Assets Management Agreement was $1,269,000 and is included in other assets.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this report and our other filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as well as information communicated orally or in writing between the dates of these SEC filings, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include projections of our cash flow, dividends and anticipated returns on real estate investments. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of homesites; competition; the availability of real estate assets at prices which meet our investment criteria; our ability to reduce expense levels, implement rent increases, use leverage, sell homes and other risks set forth in our SEC filings.

In this report, the words "the Company," "we," "our" and "us" refer to Asset Investors Corporation, a Delaware corporation, our predecessor, Asset Investors Corporation, a Maryland corporation and, where appropriate, our subsidiaries.

Business

Company Background

We have been a Delaware corporation since May 25, 1999. Prior to this, we were a Maryland corporation that was formed in 1986. We have elected to be treated for United States federal income tax purposes as a real estate investment trust or "REIT." We are a self-administered and self-managed company in the business of owning, acquiring, developing and managing manufactured home communities. As of March 31, 2000, we held interests as owner or ground lessee in 21 manufactured home communities and two recreational vehicle parks with a total of:

o    4,410 developed homesites (sites with homes in place);
o    2,490 undeveloped homesites; and
o    180 recreational vehicle sites.

In addition, we manage 14 communities for affiliates and third-party owners. Our shares of common stock are listed on the New York Stock Exchange under the symbol "AIC."

We primarily conduct our business through our subsidiary Asset Investors Operating Partnership and where appropriate, its other subsidiary companies, which we collectively refer to as the Operating Partnership. As of March 31, 2000, we owned 84% of the Operating Partnership. The Operating Partnership also owns 27% of the common stock of Commercial Assets, Inc., a publicly-traded REIT that is listed on the American Stock Exchange under the symbol "CAX." Commercial Assets is also engaged in the ownership, acquisition and development of manufactured home communities. In addition to acquiring and managing manufactured home communities for our own account, we also perform these services for Commercial Assets, for which Commercial Assets pays us a management fee.

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

Growth and Operating Strategies

We measure our economic profitability based on Funds From Operations or "FFO", less an annual capital replacement reserve of at least $50 per developed homesite. This reserve is management's estimate based on its experience in owning, operating and managing manufactured home communities. We believe that the presentation of FFO, when considered with the financial data determined in accordance with generally accepted accounting principles, provides a useful measure of our performance. However, FFO does not represent cash flow and is not necessarily indicative of cash flow or liquidity available to us, nor should it be considered as an alternative to net income as an indicator of operating performance. The Board of Governors of the National Association of Real Estate Investment Trusts, also known as NAREIT, defines FFO as net income or loss, computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, excluding amortization of financing costs, and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition and include adjustments for:

o the minority interest in the Operating Partnership owned by persons other than us; and
o    amortization of property and investment management contracts.

We believe that the presentation of FFO provides investors with measurements which help facilitate an understanding of our ability to make required dividend payments, capital expenditures and principal payments on our debt. Since FFO excludes depreciation and other real estate related expenses, FFO may be materially different from net income. Therefore, FFO should not be considered as an alternative to net income or net cash flows from operating activities, as calculated in accordance with generally accepted accounting principles, as an indication of our operating performance or liquidity.

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

Company Policies

Management has adopted specific policies to accomplish our objective of increasing the amount and predictability of our FFO on a per share basis, less a reserve for capital replacements. These policies include:

o selectively acquiring manufactured home communities that have potential long-term appreciation of value through, among other things, rent increases, expense efficiencies and in-park homesite development;
o developing and maintaining resident satisfaction and a reputation for quality communities through maintenance of the physical condition of our communities and providing activities that improve the community lifestyle;
o improving the profitability of our communities through aggressive management of occupancy, community development and maintenance and expense controls;
o    using debt leverage to increase our financial returns;
o reducing our exposure to interest rate fluctuations by utilizing long-term, fixed-rate, fully-amortizing debt to pay off higher cost, short-term debt;
o ensuring the continued maintenance of our communities by providing a minimum $50 per homesite per year for capital replacements;
o seeking to reduce our exposure to downturns in regional real estate markets by diversifying our portfolio of communities since currently 70% of our properties are in Florida and 17% are in Arizona; and
o    recruiting and retaining capable community management personnel.

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

In order to allocate investments between us and Commercial Assets, we now coordinate our acquisitions with Commercial Assets on a case-by-case basis.

Fees and Earnings from Commercial Assets

We manage Commercial Assets and own 27% of Commercial Assets common stock. Under the terms of our management agreement with Commercial Assets, we receive the following fees:

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

In the third quarter of 1998, Commercial Assets entered the manufactured home community business and began acquiring interests in manufactured home communities identified by us. As of March 31, 2000, Commercial Assets had acquired interests in 12 communities at a cost of approximately $70 million. Commercial Assets paid us Base Fees, Acquisition Fees and Incentive Fees primarily due to Commercial Assets' investment in communities as follows:

                                                     Three Months Ended
                                                          March 31,
                                                          ---------
                                                  2000                 1999
                                              ------------         ----------
         Base Fees                            $    193,000         $   80,000
         Acquisition Fees                               --             42,000
         Incentive Fees                                 --                 --
                                              ------------         ----------
                                              $    193,000         $  122,000
                                              ============         ==========

The management agreement expires December 31, 2000 and is subject to annual renewal. The management agreement will terminate if we merge with Commercial Assets.

Expansion of Existing Communities

We seek to increase the number of homesites and the amount of earnings generated from our existing portfolio of manufactured home communities through marketing campaigns aimed at increasing occupancy. We also seek expansion through future acquisitions and expansion of the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. As of March 31, 2000, we held interests in 11 communities with 2,490 undeveloped homesites.

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

                          RESULTS OF OPERATIONS FOR THE
                        THREE MONTHS ENDED MARCH 31, 2000

Comparison of Three Months Ended March 31, 2000 to Three Months Ended March 31, 1999

Rental Property Operations

Rental and other property revenues from our owned properties totaled $4,469,000 for the three months ended March 31, 2000 compared to $3,558,000 for the three months ended March 31, 1999, an increase of $911,000 or 25.6%. The increase was primarily a result of rent increases at our communities and our purchase of communities in January 2000.

Property operating expenses from our owned properties totaled $1,709,000 for the three months ended March 31, 2000 compared to $1,287,000 for the same period in 1999, an increase of $422,000 or 32.8%. The increase was primarily due to higher expenses at our communities and our purchase of communities in January 2000.

Income on participating mortgages and leases was $705,000 for the three months ended March 31, 2000 compared to $778,000 for the three months ended March 31, 1999. We ceased to have participating mortgages in the first quarter of 2000. Also, we had $600,000 in income during the first quarter of 2000 as a result of the repayment of these mortgages. Income from participating mortgages and leases is expected to decrease significantly as we no longer hold any investments in participating mortgages.

Depreciation expense was $1,089,000 during the three months ended March 31, 2000 compared to $920,000 during the same period in 1999. The increase was due to acquisitions of manufactured home communities during 1999 and 2000.

Sales Operations

Beginning in January 2000, we commenced home sales activities to sell manufactured homes to be placed on our undeveloped homesites. The homeowner will then pay rent to us for locating his or her home on our land. During the three months ended March 31, 2000, we sold 33 homes and had a loss of $377,000 from sales operations, after Commercial Assets' minority interest in the loss.

Service Operations

Property management income was comparable for the three months ended March 31, 2000 and 1999.

Fee revenue from managing Commercial Assets was $141,000 and $89,000 for the three months ended March 31, 2000 and 1999, respectively. The increase is due to Commercial Assets' investments in communities during 1999.

Amortization of management contracts was $516,000 and $689,000 for the three months ended March 31, 2000 and 1999, respectively. The decrease is due to property management contracts becoming fully amortized during 1999.

Equity in Earnings of Commercial Assets

Income from our 27% interest in Commercial Assets was $208,000 and $295,000 for the three months ended March 31, 2000 and 1999, respectively. Commercial Assets reported to us that its income decreased by $637,000 primarily due to:

o    $404,000   increase  in   depreciation   on  acquired   manufactured   home
     communities,
o    $71,000 increase in management fees paid to us, and
o    $191,000 loss from home sales operations.

General and Administrative Expenses

Our general and administrative expenses were $437,000 and $338,000 for the three months ended March 31, 2000 and 1999, respectively. The increase is primarily due to increases in the number of personnel and related expenses.

Interest and Other Income

During the three months ended March 31, 2000 and 1999, interest and other income was $190,000 and $53,000, respectively. The increase occurred primarily because of a $109,000 gain on the sale of real estate during the 2000 period.

Interest Expense

During the three months ended March 31, 2000, interest expense was $894,000, of which $106,000 is allocated to the sales operations. Interest expense for the three months ended March 31, 1999 was $941,000. The decrease was primarily due to capitalized interest on our undeveloped homesites during the 2000 period; partially offset by the increased interest expense related to the sales operations.

                         LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, we had cash and cash equivalents of $888,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties, payments of dividends to stockholders and distributions made to limited partners in the Operating Partnership.

Our net cash provided by operating activities was $0.8 million during the three months ended March 31, 2000, compared to $1.0 million during the same period in 1999. The $0.2 million decrease was primarily a result of a $1.1 million increase in inventory and a $0.4 million loss from home sales operations; partially offset by a $0.4 million increase in earnings before depreciation from manufactured home communities and an increase in accounts payable and accrued liabilities.

During the three months ended March 31, 2000, the net cash provided by investing activities was $0.8 million compared with a net use of $1.6 million for the same period in 1999. The increase is primarily due to $2.3 million in proceeds from the sale of real estate in the 2000 period.

During the three months ended March 31, 2000, net cash used in financing activities was $1.4 million compared with net cash provided of $1.3 million for the same period in 1999. The decrease is primarily because of proceeds received by the Company from secured long-term notes payable in the 1999 period.

We had a line of credit with a bank which matures in September 2000. The line of credit was secured by 1,015,674 shares of our Commercial Assets common stock. Advances under this line of credit bear interest at the 30-day London Interbank Offered Rate plus 1.75% per annum (7.88% at March 31, 2000). The line of credit was limited to the lesser of:

o    $5,000,000;
o 65% of the product of the trading price of Commercial Assets common stock times 1,015,674; or
o    65% of the purchase price of certain unpledged real estate.

In April 2000, this line of credit was replaced by a $15,000,000 line of credit with a bank due in May 2001. This new line of credit bears interest at the bank's prime rate and is secured by three manufactured home communities and one recreational vehicle park. In addition to replacing the prior bank line of credit, the new line of credit also replaced (a) a $3.4 million line of credit assumed by us when we purchased inventory in January 2000 and (b) a $6.0 million recourse note payable due in April 2001.

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

                              FUNDS FROM OPERATIONS

We measure our economic profitability based on FFO, less an annual capital replacement reserve of at least $50 per developed homesite. We believe that the presentation of FFO when considered with the financial data determined in accordance with generally accepted accounting principles, provides a useful measure of our performance. However, FFO does not represent cash flow and is not necessarily indicative of cash flow or liquidity available to us, nor should it be considered as an alternative to net income as an indicator of operating performance. The Board of Governors of NAREIT defines FFO as net income or loss, computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization, excluding amortization of financing costs, and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition and include adjustments for:

o the minority interest in the Operating Partnership owned by persons other than us, and
o    amortization of property and investment management contracts.

We believe that the presentation of FFO provides investors with measurements which help facilitate an understanding of our ability to make required dividend payments, capital expenditures and principal payments on our debt. Since FFO excludes depreciation and other real estate related expenses, FFO may be materially different from net income. Therefore, FFO should not be considered as an alternative to net income or net cash flows from operating activities, as calculated in accordance with generally accepted accounting principles, as an indication of our operating performance or liquidity.

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

For the three months ended March 31, 2000 and 1999, our FFO was (in thousands):


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                                ---------
                                                                                        2000                 1999
                                                                                        ----                 ----
Income before minority interest in Operating Partnership                             $     855            $     652
Real estate depreciation                                                                 1,089                  920
Amortization of management contracts                                                       516                  689
Gain on sale of real estate                                                               (109)                  --
Equity in Commercial Assets' adjustments for FFO                                           131                   22
                                                                                     ---------            ---------
Funds From Operations (FFO)                                                          $   2,482            $   2,283
                                                                                     =========            =========

Weighted average common shares and OP Units outstanding                                  6,617                6,562
                                                                                     =========            =========

For the three months ended March 31, 2000 and 1999, net cash flows were as follows (in thousands):


                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                                  ---------
                                                                                           2000               1999
                                                                                           ----               ----
Cash provided by operating activities                                                    $    854          $  1,044
Cash provided by (used in) investing activities                                               845            (1,603)
Cash provided by (used in) financing activities                                            (1,381)            1,273


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

Disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect us. Moreover, because a large number of our tenants may be dependent on social security payments to pay their rents, a failure of the Social Security Administration to cause their systems to be Year 2000 compliant may result in a material adverse effect on our operations. The Social Security Administration announced that their systems were Year 2000 compliant before January 1, 2000. We have received oral representations from our third party vendors indicating that they are substantially Year 2000 compliant.

We did not experience any Year 2000 problems during the first quarter of 2000. We believe that the cost of modification or replacement of our less essential accounting and reporting software and hardware that is not currently compliant with Year 2000 requirements, if any, will not be material to our financial position or results of operations.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk is through our various debt instruments and borrowings. The following is a list of these debt instruments and borrowing arrangements.

We have a $15.0 million recourse, secured line of credit that bears interest at the bank's prime rate. If the prime rate increased immediately by 1% then our annual net income and cash flows would decrease by $150,000 due to an increase in interest expense on this line of credit, based on the maximum balance of the line of credit.

We have $42.2 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $7.5 million of fixed rate, non-recourse, secured long-term notes payable that mature in October 2000. The rates on these notes range from 7.5% to 8.25% with a weighted average rate of 7.7%. We intend to refinance the notes during 2000 with long-term, fully amortizing, fixed rate debt. Therefore, changes in interest rates would affect the cost of funds borrowed in the future to refinance the existing debt. If the interest rate on the refinanced debt was 1.0% greater than the weighted average rate on the existing debt, our annual net income and cash flows would decrease by $75,000 due to an increase in interest expense on these notes, based on the outstanding balances at March 31, 2000. We believe that the effect, if any, of near-term changes in interest rates on our financial position, results of operations or cash flows for 2000 would not be material as the existing debt is fixed rate through September 2000.

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

    10.13 Revolving Promissory Note dated April 7, 2000, between Asset Investors Operating Partnership, L.P., Community Savanna Club Joint Venture, AIOP Lost Dutchman Notes, LLC and U. S. Bank National Association

    10.13(a) Line of Credit Agreement dated April 7, 2000, between Asset Investors Operating Partnership, L.P., AIOP Florida Properties I, L.L.C., AIOP Florida Properties II, L.L.C., Community Savanna

                Club Joint Venture, AIOP Lost Dutchman Notes, LLC and U. S. Bank National Association

    10.13(b) Deed of Trust, Security Agreement, Financing Statement and Assignment of Rents and Revenues dated April 7, 2000, between AIOP Lost Dutchman Notes, LLC and U. S. Bank National Association

    10.13(c) Mortgage, Security Agreement, Financing Statement and Absolute Assignment of Rents and Revenues dated April 7, 2000, between Community Savanna Club Joint Venture and U. S. Bank National Association

    10.13(d) Security Agreement dated April 7, 2000, between Asset Investors Operating Partnership, L.P., AIOP Lost Dutchman Notes, LLC and
                U. S. Bank National Association

    10.13(e)    Security  Agreement dated April 7, 2000, between Asset Investors
                Operating  Partnership,   L.P.,  Community  Savanna  Club  Joint
                Venture and U. S. Bank national Association

      27        Financial Data Schedule

(b)      Reports on Form 8-K:

                  The following Current Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q:

                  Current Report on Form 8-K, dated January 19, 2000 reporting the acquisition of 50% of two property management companies.

                  Current Report on Form 8-K/A, dated January 31, 2000 reporting the acquisition of four manufactured home communities and undeveloped homesites at three manufactured home communities.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ASSET INVESTORS CORPORATION
                                            (Registrant)


Date:  May 12, 2000                       By  /s/David M. Becker
                                                --------------------------------
                                                David M. Becker
                                                Chief Financial Officer