Form 10-Q
period 2000-06-30
ASSET INVESTORS CORP
filed 2000-08-14
CIK 804138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q
(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                          Commission file number 1-9360


                          ASSET INVESTORS CORPORATION*
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

As of August 4, 2000, 5,679,469 shares of common stock were outstanding.

*The Registrant is changing its corporate name to American Land Lease, Inc.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS
                                                                            PAGE

PART I.  FINANCIAL INFORMATION:

   Item 1. Condensed Consolidated Financial Statements:

           Balance Sheets as of June 30, 2000 (unaudited)
           and December 31, 1999.............................................  1

           Statements of Income for the three and six months ended
           June 30, 2000 and 1999 (unaudited)................................  2

           Statements of Cash Flows for the six months ended
           June 30, 2000 and 1999 (unaudited)................................  3

           Notes to Financial Statements (unaudited).........................  4

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 12

   Item 3. Quantitative and Qualitative Disclosures About Market Risk........ 22

PART II.  OTHER INFORMATION:

   Item 6. Exhibits and Reports on Form 8-K.................................. 23



                                       (i)



                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                     June 30,          December 31,
                                                                                      2000                  1999
                                                                                      ----                  ----
                                                                                  (unaudited)
ASSETS
Real estate, net of accumulated depreciation of $9,342 and $7,248                  $    138,655          $   108,745
Investments in participating mortgages                                                       --               22,475
Cash and cash equivalents                                                                 1,198                  570
Investment in Commercial Assets                                                          19,053               19,486
Inventory                                                                                 8,617                   --
Other assets, net                                                                         6,691                7,817
                                                                                   ------------          -----------
       Total Assets                                                                $    174,214          $   159,093
                                                                                   ============          ===========

LIABILITIES
Secured long-term notes payable                                                    $     51,997          $    53,994
Secured short-term financing                                                             15,977                2,610
Accounts payable and accrued liabilities                                                  6,115                3,401
                                                                                   ------------          -----------
                                                                                         74,089               60,005
                                                                                   ------------          -----------

COMMITMENTS AND CONTINGENCIES                                                                --                   --

MINORITY INTEREST IN OPERATING PARTNERSHIP                                               18,077               15,236

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 15,000 shares authorized;
   no shares issued or outstanding                                                           --                   --
Common stock, par value $.01 per share, 35,000 shares authorized;
   5,679 and 5,633 shares issued; and 5,649 and 5,603 shares
   outstanding, respectively                                                                 57                   56
Additional paid-in capital                                                              239,897              239,381
Notes receivable on common stock purchases                                                 (984)                (588)
Dividends in excess of accumulated earnings                                            (156,472)            (154,547)
Treasury stock, 30 and 30 shares at cost                                                   (450)                (450)
                                                                                   -------------         -----------
                                                                                         82,048               83,852
                                                                                   ------------          -----------
       Total Liabilities and Stockholders' Equity                                  $    174,214          $   159,093
                                                                                   ============          ===========


            See Notes to Condensed Consolidated Financial Statements.


                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)
                                                                       Three Months              Six Months
                                                                      Ended June 30,           Ended June 30,
                                                                  ---------------------    -----------------------
                                                                   2000         1999           2000        1999
                                                                 --------     --------      ---------    ---------
   Rental property operations
   Rental and other property revenues                             $   4,429    $3,695       $   8,898    $   7,253
   Income (loss ) on participating mortgages and leases                 (22)       836            683        1,614
   Property operating expenses                                       (1,717)    (1,363)        (3,426)      (2,650)
   Depreciation                                                      (1,240)      (924)        (2,329)      (1,844)
                                                                  ---------    -------      ---------    ---------
   Income from rental property operations                             1,450      2,244          3,826        4,373
                                                                  ---------    -------      ---------    ---------

   Sales operations
   Home sales revenues                                                3,083        --           5,366           --
   Cost of home sales                                                (2,704)       --          (4,609)          --
   Selling and marketing expenses                                      (835)       --          (1,623)          --
   Interest expense allocation                                         (106)       --            (212)          --
   Minority interest in sales operations                                147        --             286           --
                                                                  ---------    ------       ---------    ---------
   Loss from sales operations                                          (415)       --            (792)          --
                                                                  ----------   ------       ----------   ---------

   Service operations
   Property management income, net                                       54         50            112          104
   Commercial Assets management fees                                    145        195            286          284
   Amortization of management contracts                                (516)      (689)        (1,032)      (1,378)
                                                                  ---------    -------      ---------    ---------
   Loss from service operations                                        (317)      (444)          (634)        (990)
                                                                  ---------    -------      ---------    ---------

   Equity in earnings of Commercial Assets                              286        265            494          560
   General and administrative expenses                                 (445)      (446)          (882)        (784)
   Interest and other income                                            466        150            656          203
   Interest expense                                                    (810)      (957)        (1,598)      (1,898)
                                                                  ---------    -------      ---------    ---------

   Income before minority interest in Operating Partnership             215        812          1,070        1,464
   Minority interest in Operating Partnership                           (31)      (125)          (166)        (235)
                                                                  ---------    -------      ---------    ---------

   Net income                                                     $     184    $   687      $     904    $   1,229
                                                                  =========    =======      =========    =========

   Basic and diluted earnings per share                           $    0.03    $  0.12      $    0.16    $    0.22
                                                                  =========    =======      ====-====    =========


   Weighted average common shares outstanding                         5,586      5,567          5,579        5,510
   Weighted average common shares and common share
     equivalents outstanding                                          5,586      5,573          5,579        5,514

   Dividends paid per share                                       $    0.25    $  0.25      $    0.50    $    0.50
                                                                  =========    =======      =========    =========

            See Notes to Condensed Consolidated Financial Statements.




                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                  Six Months
                                                                                                Ended June 30,
                                                                                        ------------------------------
                                                                                           2000                1999
                                                                                        ---------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                          $     904             $  1,229
   Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and amortization                                                         3,504                3,311
     Minority interest in Operating Partnership and sales operations                        (224)                 235
     Equity in earnings of Commercial Assets                                                (285)                (456)
     Income from participating mortgages                                                    (600)                (241)
     Gain on sale of real estate                                                            (109)                  --
     Increase in inventory                                                                  (199)                  --
     Increase in other assets                                                               (510)                (750)
     Increase (decrease) in accounts payable and accrued liabilities                         151                   37
                                                                                         -------             --------
       Net cash provided by operating activities                                           2,632                3,365
                                                                                         -------             --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of real estate                                                       2,510                   --
   Purchases of real estate                                                                 (765)                  --
   Investments in participating mortgages, net                                                --               (2,998)
   Capital replacements and improvements                                                  (2,863)                (127)
   Dividends from Commercial Assets                                                          718                  718
                                                                                       ---------             --------
     Net cash used in investing activities                                                  (400)              (2,407)
                                                                                       ----------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of Common Stock dividends                                                      (2,829)              (2,786)
   Payment of distributions to minority interest in Operating Partnership                   (522)                (500)
   Proceeds from secured long-term notes payable                                             103               10,925
   Principal paydowns on secured long-term notes payable                                  (6,810)              (2,863)
   Proceeds from secured short-term financing                                              6,654                   --
   Principal paydowns on secured short-term financing                                         --               (4,300)
   Contributions for minority interest in subsidiary                                       1,782
   Collections of notes receivable                                                            18                   --
   Payment of loan costs                                                                      --                 (386)
   Proceeds from the issuance of Common Stock, net                                            --                   27
                                                                                       ---------             --------
     Net cash provided by (used in) financing activities                                  (1,604)                 117
                                                                                       ----------            --------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    628                1,075
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             570                1,426
                                                                                       ---------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   1,198             $  2,501
                                                                                       =========             ========



            See Notes to Condensed Consolidated Financial Statements.

                  ASSET INVESTORS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.       The Company

Asset Investors Corporation ("AIC" and, together with its subsidiaries, the "Company") is a Delaware corporation that owns and operates manufactured home communities and has elected to be taxed as a real estate investment trust ("REIT"). Prior to May 25, 1999, AIC was a Maryland corporation. Effective May 25, 1999, AIC's stockholders approved its reincorporation in Delaware. AIC's common stock, par value $.01 per share ("Common Stock"), is listed on the New York Stock Exchange under the symbol "AIC." In May 1997, AIC contributed its net assets to Asset Investors Operating Partnership, L.P. (the "Operating Partnership") in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership's initial capital. AIC owns 84% of the Operating Partnership as of June 30, 2000. The Company also owns 27% of the common stock of Commercial Assets, Inc. ("Commercial Assets), a publicly-traded REIT (American Stock Exchange, Inc.:
CAX) formed by the Company in August 1993.

B.       Presentation of Financial Statements

The Condensed Consolidated Financial Statements of the Company presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of June 30, 2000, for the three and six month periods then ended and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. These financial statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain reclassifications have been made in the 1999 Condensed Consolidated Financial Statements to conform to the classifications used in the current year. Such reclassifications have no material effect on amounts previously reported.

C.       Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and all controlled subsidiaries. The minority interest in the Operating Partnership represents the OP Units which are convertible, at the option of the holder. When a holder elects to convert OP Units, the Company determines whether such OP Units will be converted into cash or shares of Common Stock. The holders of OP Units receive the same amount per OP Unit in distributions as the holders of Common Stock at the time of dividend distributions. As of June 30, 2000, 1,045,000 OP Units were outstanding. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in Commercial Assets is recorded under the equity method.

Rental Properties and Depreciation

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of June 30, 2000, management believes that no impairments exist based on periodic reviews. No impairment losses were recognized for the three and six months ended June 30, 2000 and 1999.

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

Inventory

Inventories are recorded at the lesser of cost or market. At June 30, 2000, there was no reserve for inventory.

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

Income Taxes

AIC has elected to be taxed as a REIT as defined under the Internal Revenue Code of 1986, as amended (the "Code"). In order for AIC to qualify as a REIT, at least 95% of its gross income in any year must be derived from qualifying sources. The activities of consolidated subsidiaries that (a) own interests in property management contracts, (b) manage Commercial Assets and (c) sell homes are not qualifying sources.

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

At June 30, 2000, AIC's net operating loss ("NOL") carryover was approximately $95,000,000 and its capital loss carryover was approximately $20,000,000. The NOL carryover may be used to offset all or a portion of AIC's REIT income, and as a result, to reduce the amount that AIC must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009, and the capital loss carryover is scheduled to expire in 2000 and 2001.

Earnings Per Share

Basic earnings per share for the three months ended June 30, 2000 and 1999 are based upon the weighted-average number of shares of Common Stock outstanding during each such period. Diluted earnings per share for the three and six months ended June 30, 1999 reflect the effect of dilutive, unexercised stock options of 6,000 and 4,000, respectively. There were no dilutive, unexercised stock options for the three and six months ended June 30, 2000.

Capitalized Interest

Interest is capitalized on development projects during periods of construction or development. Capitalized interest was $482,000 and $18,000 for the three months ended June 30, 2000 and 1999, respectively, and $901,000 and $35,000 for the six months ended June 30, 2000 and 1999, respectively.

Treasury Stock

The Company owns 27% of Commercial Assets' common stock. During 1999, Commercial Assets purchased 114,000 shares of the Company's Common Stock. Consequently, the Company has an interest in 30,000 shares of its Common Stock and has recorded this as treasury stock.

Statements of Cash Flows

For purposes of reporting cash flows, cash maintained in bank accounts, money market funds and highly-liquid investments with an initial maturity of three months or less are considered to be cash and cash equivalents. The Company made interest payments of $2,412,000 and $1,749,000 for the six months ended June 30, 2000 and 1999, respectively.

Non-cash operating, investing and financing activities for the six months ended June 30, 2000 and 1999 were (in thousands):



                                                                                          2000              1999
                                                                                        --------          --------
Conversion of OP Units into Common Stock                                              $      --          $  8,668
Real estate acquired:
     By cancellation of participating mortgages                                          22,591                --
     By assumption of notes payable                                                       4,711                --
     By assumption of accounts payable and accrued liabilities, net of other
         assets received                                                                  1,848                --
     For issuance of note payable                                                         1,740                --
     For issuance of OP Units                                                               496                --
Inventory acquired:
     By assumption of secured short-term financing                                        4,594                --
     By cancellation of participating mortgages and notes receivable                      1,805                --
     By assumption of accounts payable and accrued liabilities, net of other
         assets received                                                                    649                --
     By minority interest in subsidiary                                                   1,404                --
Receivables from minority interest in subsidiaries                                            4               346
Purchase of property management contracts for note payable                                  380                --
Other assets, net of assumed liabilities, for minority interest in subsidiary                97                --
Issuance of Common Stock:
     For services                                                                            77               150
     For notes receivable                                                                   440                --
Cancellation of notes receivable for services                                                52                --
Reclassification of investment in Commercial Assets to treasury stock                        --               450



D.       Proposed Merger with Commercial Assets

The Company and Commercial Assets have agreed to merge, subject to the approval by both (a) a majority of the Company's outstanding shares and (b) two-thirds of Commercial Assets' outstanding shares. The Company owns approximately 27% of the Commercial Assets' outstanding shares and has agreed to vote these shares in favor of the merger. The Company will issue 0.4075 shares of its common stock for each outstanding share of the Commercial Assets common stock. Alternatively, Commercial Assets' stockholders may elect to receive $5.75 per share in cash for up to 3,549,868 shares of Commercial Assets common stock with any remaining shares receiving 0.4075 shares of the Company's Common Stock. The officers and directors of the Company and of Commercial Assets have agreed to elect to receive shares of the Company's Common Stock for all shares of Commercial Assets common stock that they own. In August 2000, stockholders approved the merger.

E.       Real Estate

Real estate at June 30, 2000 and December 31, 1999, was (in thousands):

                                             June 30,             December 31,
                                              2000                   1999
                                              ----                   ----
Land                                        $   25,771            $  13,260
Land improvements and buildings                122,226              102,733
                                            ----------              -------
                                               147,997              115,993
Less accumulated depreciation                   (9,342)              (7,248)
                                            ----------            ---------
Real estate, net                            $  138,655            $ 108,745
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

G.       Investment in Commercial Assets

The Company owns 2,761,126 shares (approximately 27%) of the common stock of Commercial Assets. In November 1997, Commercial Assets sold or resecuritized its entire portfolio of commercial mortgage loan securitizations of multi-family real estate ("CMBS bonds") and temporarily invested the proceeds until it determined which type of real estate assets to invest in. During the third quarter of 1998, Commercial Assets began acquiring manufactured home communities, and from August 1998 to June 2000, it has invested approximately $70 million for interests in 12 communities.

Summarized financial information of Commercial Assets as reported by Commercial Assets is (in thousands):



Balance Sheets                                                                         June 30,        December 31,
                                                                                         2000              1999
                                                                                         ----              ----
Cash and short-term investments                                                      $    20,353         $    17,166
Real estate, net (including participating mortgages and joint ventures)                   70,840              68,353
Other assets                                                                              13,600              11,564
                                                                                     -----------         -----------
Total assets                                                                         $   104,793         $    97,083
                                                                                     ===========         ===========

Secured long-term notes payable                                                      $    29,436         $    20,442
Other liabilities                                                                          2,128               1,945
Minority interest in subsidiaries                                                            615                 615
Stockholders' equity                                                                      72,614              74,081
                                                                                     -----------         -----------
Total liabilities and stockholders' equity                                           $   104,793         $    97,083
                                                                                     ===========         ===========



Statements of Income                                                    Three Months              Six Months
                                                                       Ended June 30,            Ended June 30,
                                                                       -------------            ---------------
                                                                     2000         1999         2000         1999
                                                                     ----         ----         ----         ----
Rental and other property revenues                                $   1,748    $     437    $   3,531         $437
Income (loss) from participating mortgages and leases                    (2)         603           75        1,190
Property operating expenses                                            (764)        (174)      (1,425)        (174)
Depreciation                                                           (488)        (232)        (981)        (321)
                                                                  ---------    ---------    ---------     --------
Income from rental property operations                                  494          634        1,200        1,132
                                                                  ---------    ---------    ---------     --------

Interest and other income                                             1,119          564        1,627        1,303
Interest expense                                                       (333)         (58)        (697)         (58)
Equity in loss from home sales operations                              (198)          --         (389)          --
General and administrative expenses                                    (143)        (140)        (264)        (273)
Related-party management fees                                          (198)        (114)        (391)        (194)
Related-party acquisition fees                                           --         (152)          --         (194)
                                                                  ---------    ----------   ---------      --------
Net income                                                        $     741    $     734    $   1,086     $  1,716
                                                                  =========    =========    =========     ========


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


I.       Secured Short-Term Financing

In April 2000, the Company entered into a $15,000,000 revolving line of credit with a bank. The line of credit bears interest at the bank's prime rate (9.75% at June 30, 2000) and matures in May 2001. The line of credit is secured by three manufactured home communities and one recreational vehicle park which have a combined net book value of $26,016,000 at June 30, 2000. The line of credit replaced the Company's two prior lines of credit and a $5,993,000 recourse note payable due in April 2001.

The Company previously had a revolving line of credit with a bank that bore interest at the 30-day London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. The line of credit was secured by 1,015,674 shares of the common stock of Commercial Assets held by the Company and matures in September 2000. This line of credit was cancelled and replaced in April 2000 by the Company's $15,000,000 line of credit.

In connection with the Company's January 2000 purchase of manufactured home communities, undeveloped homesites, inventory and other assets, the Company assumed a line of credit secured by the inventory. In April 2000, this line of credit was cancelled and replaced by the $15,000,000 line of credit.

As of June 30, 2000, the Company had a $2,120,000 promissory note payable to Community Management Investors Corporation ("CMIC") that matures in January 2001 and bears interest at 8.5%. The Company purchased CMIC's 50% interest in two property management companies as of January 1, 2000 in exchange for the note payable. This resulted in the Company owning 100% of the property management companies. The Company's President and Chief Operating Officer owns 35% of CMIC, and the Company's Vice President of Development owns 20% of CMIC.

J.       Commitments and Contingencies

In connection with the purchase of a manufactured home community, the Company has an earn-out agreement with respect to unoccupied homesites. The Company pays $17,000 for each newly occupied homesite either in the form of cash or 946 OP Units, as determined by the former owner. During the three months ended June 30, 2000 and 1999, the Company paid $33,000 and $99,000 in cash, respectively. The Company paid $116,000 and $182,000 in cash during the six months ended June 30, 2000 and 1999, respectively. At June 30, 2000, there were 106 unoccupied homesites subject to the earnout.

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

In August 2000, the court approved the settlement agreement.

K.       Operating Segments

Investments in manufactured home communities constitute substantially all of the Company's portfolio of real estate, and as such, management of the Company assesses the performance of the Company as one operating segment.

L.       Common Stock and Dividends

During 1999, certain directors and executive officers (or entities affiliated with them) exercised options to purchase 46,000 shares of Common Stock by issuing notes receivable totaling $588,000. In April 2000, the Company's Vice President of Development exercised options to purchase 40,000 shares of Common Stock by issuing a $440,000 note receivable, of which 75% was nonrecourse. The notes accrue interest at 7.5% and mature at various times in 2009 and 2010. At June 30, 2000, $733,000 of the notes were nonrecourse and $251,000 were recourse to the respective directors or executive officers.

During each of the three month periods ended June 30, 2000 and 1999, the Company paid quarterly dividends of $0.25 per share on Common Stock and OP Units. During each of the six month periods ended June 30, 2000 and 1999, the Company paid dividends of $0.50 per share on Common Stock and OP Units.

M.       Other Matters

The Commercial Assets Management Agreement has been extended through December 31, 2000; however, the agreement will terminate upon the merger of the Company and Commercial Assets. The Company earned management fees under the Commercial Assets Management Agreement (net of elimination for the Company's 27% ownership of Commercial Assets) as follows:


                                                  Three Months                        Six Months
                                                  Ended June 30,                     Ended June 30,
                                         ------------------------------     -----------------------
                                             2000             1999              2000               1999
                                         ------------     ------------      ------------       --------
      Management fees                     $145,000         $195,000          $ 286,000          $ 284,000



As of June 30, 2000, the net book value of the Commercial Assets Management Agreement was $775,000 and is included in other assets. In connection with the Company's merger with Commercial Assets in August 2000, the Company will expense the net book value of the Commercial Assets Management Agreement.

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

Business

Company Background

We have been a Delaware corporation since May 25, 1999. Prior to this, we were a Maryland corporation that was formed in 1986. We have elected to be treated for United States federal income tax purposes as a real estate investment trust or "REIT." We are a self-administered and self-managed company in the business of owning, acquiring, developing and managing manufactured home communities. As of June 30, 2000, we held interests as owner or ground lessee in 21 manufactured home communities and two recreational vehicle parks with a total of:

o        4,410 developed homesites (sites with homes in place);
o        2,490 undeveloped homesites; and
o        180 recreational vehicle sites.

In addition, we manage 14 communities for affiliates. Our shares of common stock are listed on the New York Stock Exchange under the symbol "AIC."

We primarily conduct our business through our subsidiary Asset Investors Operating Partnership and where appropriate, its other subsidiary companies, which we collectively refer to as the Operating Partnership. As of June 30, 2000, we owned 84% of the Operating Partnership. Prior to our merger in August 2000 with Commercial Assets, Inc., a publicly-traded REIT, the Operating Partnership also owned 27% of Commercial Assets common stock. Commercial Assets was also engaged in the ownership, acquisition and development of manufactured home communities. In addition to acquiring and managing manufactured home communities for our own account, we also performed these services for Commercial Assets, for which Commercial Assets paid us a management fee.

Proposed Merger with Commercial Assets

In August 1999, we agreed to merge with  Commercial  Assets.  We agreed to issue
0.4075 shares of our common stock for each share of Commercial Assets common stock. Alternatively, Commercial Assets stockholders may elect to receive $5.75 per share in cash for up to 3,549,868 shares of Commercial Assets common stock with any remaining shares of Commercial Assets common stock receiving 0.4075 shares of our common stock. The merger requires the approval by a majority of our outstanding shares of common stock and two-thirds of the outstanding shares of Commercial Assets common stock. We owned 27% of the outstanding shares of Commercial Assets common stock and agreed to vote these shares in favor of the merger. Commercial Assets' officers and directors and our officers and directors agreed to elect to receive Asset Investors common stock for all shares of Commercial Assets common stock that they own. In August 2000, the merger was approved.

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

Our primary objective is to maximize stockholder value by increasing the amount and predictability of FFO on a per share basis, less a reserve for capital replacements. We seek to achieve this objective primarily by:

o improving net operating income from our existing portfolio of manufactured home communities; and
o acquiring additional communities at values that are accretive on a per share basis.

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

We are actively seeking to acquire additional communities on our own behalf and we are currently engaged in various stages of negotiations relating to the possible acquisition of a number of communities. The acquisition of interests in additional communities could also result in our becoming increasingly leveraged as we incur debt in connection with these transactions.

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

Fees and Earnings from Commercial Assets

Prior to our August 2000 merger with Commercial Assets, we managed Commercial Assets and owned 27% of Commercial Assets common stock. Under the terms of our management agreement with Commercial Assets, we received the following fees:

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

In the third quarter of 1998, Commercial Assets entered the manufactured home community business and began acquiring interests in manufactured home communities identified by us. As of June 30, 2000, Commercial Assets had acquired interests in 12 communities at a cost of approximately $70 million. Commercial Assets paid us Base Fees, Acquisition Fees and Incentive Fees primarily due to Commercial Assets' investment in communities as follows:


                                                     Three Months                        Six Months
                                                    Ended June 30,                     Ended June 30,
                                           -------------------------------    ------------------------------
                                               2000              1999              2000               1999
                                           ------------      ------------     ------------        ----------
       Base Fees                           $    198,000      $    119,000     $    391,000        $  194,000
       Acquisition Fees                              --           152,000               --           194,000
       Incentive Fees                                --            (5,000)              --                --
                                           ------------      ------------     ------------        ----------
                                           $    198,000      $    266,000     $    391,000        $  388,000
                                           ============      ============     ============        ==========


As a result of the merger, the management agreement terminated in August, 2000.

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

                          RESULTS OF OPERATIONS FOR THE
                    THREE AND SIX MONTHS ENDED JUNE 30, 2000

Comparison  of Three  Months  Ended June 30, 2000 to Three Months Ended June 30,
1999

Rental Property Operations

Rental and other property revenues from our owned properties totaled $4,429,000 for the three months ended June 30, 2000 compared to $3,695,000 for the three months ended June 30, 1999, an increase of $734,000 or 20%. The increase was primarily a result of rent increases at our communities and our purchase of communities in January 2000.

Property operating expenses from our owned properties totaled $1,717,000 for the three months ended June 30, 2000 compared to $1,363,000 for the same period in 1999, an increase of $354,000 or 26%. The increase was primarily due to higher expenses at our communities and our purchase of communities in January 2000.

Loss on participating mortgages and leases was $22,000 for the three months ended June 30, 2000 compared to income of $836,000 for the three months ended

June 30, 1999. We ceased to have participating mortgages in the first quarter of 2000. Income from participating mortgages and leases is expected to be significantly less than prior years as we no longer hold any investments in participating mortgages.

Depreciation expense was $1,240,000 during the three months ended June 30, 2000 compared to $924,000 during the same period in 1999. The increase was due to acquisitions of manufactured home communities during 1999 and 2000.

Sales Operations

Beginning in January 2000, we commenced home sales activities to sell manufactured homes to be placed on our undeveloped homesites. The homeowner will then pay rent to us for locating his or her home on our land. During the three months ended June 30, 2000, we had a loss of $415,000 from sales operations, after Commercial Assets minority interest in the loss.

Service Operations

Property management income was comparable for the three months ended June 30, 2000 and 1999.

Fee revenue from managing Commercial Assets was $145,000 and $195,000 for the three months ended June 30, 2000 and 1999, respectively. The decrease is because Commercial Assets acquired no communities during the 2000 period but acquired $30 million of communities during the 1999 period for which we received acquisition fees from Commercial Assets.

Amortization of management contracts was $516,000 and $689,000 for the three months ended June 30, 2000 and 1999, respectively. The decrease is due to property management contracts becoming fully amortized during 1999.

Equity in Earnings of Commercial Assets

Income from our 27% interest in Commercial Assets was comparable for the three months ended June 30, 2000 and 1999, respectively.

General and Administrative Expenses

Our general and administrative expenses were comparable for the three months ended June 30, 2000 and 1999, respectively.

Interest and Other Income

During the three months ended June 30, 2000 and 1999, interest and other income was $466,000 and $150,000, respectively. The increase occurred because of nonrecurring income during the 2000 period comprised primarily of $265,000 of income due to a change in estimate of accrued liabilities and $50,000 of income resulting from a forfeited deposit by a potential purchaser of one of our communities.

Interest Expense

During the three months ended June 30, 2000, interest expense was $916,000, of which $106,000 is allocated to the sales operations. Interest expense for the three months ended June 30, 1999 was $957,000. The decrease was primarily due to capitalized interest on our undeveloped homesites during the 2000 period; partially offset by the increased interest expense related to the sales operations.

Comparison of Six Months Ended June 30, 2000 to Six Months Ended June 30, 1999

Rental Property Operations

Rental and other property revenues from our owned properties totaled $8,898,000 for the six months ended June 30, 2000 compared to $7,253,000 for the six months ended June 30, 1999, an increase of $1,645,000 or 23%. The increase was primarily a result of rent increases at our communities and our purchase of communities in January 2000.

Property operating expenses from our owned properties totaled $3,426,000 for the six months ended June 30, 2000 compared to $2,650,000 for the same period in 1999, an increase of $776,000 or 29%. The increase was primarily due to higher expenses at our communities and our purchase of communities in January 2000.

Income on participating mortgages and leases was $683,000 for the six months ended June 30, 2000 compared to income of $1,614,000 for the six months ended June 30, 1999. We ceased to have participating mortgages in the first quarter of 2000. Income from participating mortgages and leases is expected to be significantly less than prior years as we no longer hold any investments in participating mortgages.

Depreciation expense was $2,329,000 during the six months ended June 30, 2000 compared to $1,844,000 during the same period in 1999. The increase was due to acquisitions of manufactured home communities during 1999 and 2000.

Sales Operations

Beginning in January 2000, we commenced home sales activities to sell manufactured homes to be placed on our undeveloped homesites. The homeowner will then pay rent to us for locating his or her home on our land. During the six months ended June 30, 2000, we had a loss of $792,000 from sales operations, after Commercial Assets minority interest in the loss.

Service Operations

Property management income was comparable for the six months ended June 30, 2000 and 1999.

Fee revenue from managing Commercial Assets was comparable for the six months ended June 30, 2000 and 1999.

Amortization of management contracts was $1,032,000 and $1,378,000 for the six months ended June 30, 2000 and 1999, respectively. The decrease is due to property management contracts becoming fully amortized during 1999.

Equity in Earnings of Commercial Assets

Income from our 27% interest in Commercial Assets was $494,000 for the six months ended June 30, 2000 compared to $560,000 for the same period in 1999. Commercial Assets reported to us that its income decreased by $630,000 primarily due to:

o    a  $660,000   increase  in  depreciation  on  acquired   manufactured  home
     communities,
o    a $389,000 loss from home sales operations,
o    a $308,000 decrease in interest and other income, and
o    a $639,000 increase in interest expense; partially off set by
o $620,000 of nonrecurring income from its commercial mortgage backed securities bonds, and
o a $700,000 increase in income from rental property operations before depreciation.

General and Administrative Expenses

Our general and administrative expenses were $882,000 for the six months ended June 30, 2000 compared to $784,000 for the same period in 1999. The increase is primarily due to increases in the number of personnel and related expenses.

Interest and Other Income

During the six months ended June 30, 2000 and 1999, interest and other income was $656,000 and $203,000, respectively. The increase occurred because of nonrecurring income during the 2000 period comprised primarily of:

o    $265,000 of income due to a change in estimate of accrued liabilities,
o $50,000 of income resulting from a forfeited deposit by a potential purchaser of one of our communities, and
o    a $109,000 gain on the sale of real estate.

Interest Expense

During the six months ended June 30, 2000, interest expense was $1,810,000, of which $212,000 is allocated to the sales operations. Interest expense for the six months ended June 30, 1999 was $1,898,000. The decrease was primarily due to capitalized interest on our undeveloped homesites during the 2000 period; partially offset by the increased interest expense related to the sales operations.

                         LIQUIDITY AND CAPITAL RESOURCES

As of June  30,  2000,  we had  cash and cash  equivalents  of  $1,198,000.  Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties, payments of dividends to stockholders and distributions made to limited partners in the Operating Partnership.

Our net cash provided by operating activities was $2.6 million during the six months ended June 30, 2000, compared to $3.4 million during the same period in 1999. The decrease was primarily a result of a $0.8 million loss from home sales operations.

During the six months ended June 30, 2000, the net cash used in investing activities was $0.4 million compared with a net use of $2.4 million for the same period in 1999. The decrease in net cash used is primarily due to proceeds from the sale of real estate in the 2000 period.

During the six months ended June 30, 2000, net cash used in financing activities was $1.6 million compared with net cash provided of $0.1 million for the same period in 1999. The decrease is primarily because of proceeds received by the Company from secured long-term notes payable in the 1999 period.

We had a line of credit with a bank that was secured by 1,015,674 shares of our Commercial Assets common stock. Advances under this line of credit bear interest at the 30-day London Interbank Offered Rate plus 1.75% per annum . The line of credit was limited to the lesser of:

o    $5,000,000;
o 65% of the product of the trading price of Commercial Assets common stock times 1,015,674; or
o    65% of the purchase price of certain unpledged real estate.

In April 2000, this line of credit was replaced by a $15,000,000 line of credit with a bank due in May 2001. This new line of credit bears interest at the bank's prime rate (9.75% at June 30, 2000) and is secured by three manufactured home communities and one recreational vehicle park. In addition to replacing the prior bank line of credit, the new line of credit also replaced (a) a $3.4 million line of credit assumed by us when we purchased inventory in January 2000 and (b) a $6.0 million recourse note payable due in April 2001.

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

For the three and six months ended June 30, 2000 and 1999, our FFO was (in thousands):


                                                                       Three Months                Six Months
                                                                      Ended June 30               Ended June 30
                                                                 -------------------------  ------------------------
                                                                      2000         1999          2000         1999
                                                                 -----------   -----------  -----------  -----------
Income before minority interest in Operating Partnership           $     215    $     812     $   1,070     $  1,464
Real estate depreciation                                               1,240          924         2,329        1,844
Amortization of management contracts                                     516          689         1,032        1,378
Gain on sale of real estate                                               --           --          (109)          --
Equity in Commercial Assets' adjustments for FFO                         130           66           261          106
                                                                   ---------    ---------     ---------     --------
Funds From Operations (FFO)                                        $   2,101    $   2,491     $   4,583     $  4,792
                                                                   =========    =========     =========     ========

Weighted average common shares and OP Units outstanding                6,631        6,567         6,624        6,565
                                                                   =========    =========     =========     ========

For the six months ended June 30, 2000 and 1999, net cash flows were as follows (in thousands):

                                                                         Six Months
                                                                       Ended June 30,
                                                                  ----------------------
                                                                    2000          1999
                                                                    ----          ----
Cash provided by operating activities                             $ 2,632      $  3,365
Cash used in investing activities                                    (400)       (2,407)
Cash provided by (used in) financing activities                    (1,604)          117


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

We have $42.1 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $7.4 million of fixed rate, non-recourse, secured long-term notes payable that mature in October 2000. The rates on these notes range from 7.5% to 8.25% with a weighted average rate of 7.7%. We intend to refinance the notes during 2000 with long-term, partially amortizing, variable rate debt. Therefore, changes in interest rates would affect the cost of funds borrowed in the future to refinance the existing debt. If the interest rate on the refinanced debt was 1.0% greater than the weighted average rate on the existing debt, our annual net income and cash flows would decrease by $74,000 due to an increase in interest expense on these notes, based on the outstanding balances at June 30, 2000.

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

     2.2 Second Amended and Restated Agreement and Plan of Merger dated as of June 2, 2000 by and between Asset Investors Corporation and Commercial Assets, Inc. (incorporated by reference to Annex A to the Registrant's Joint Proxy Statement/Prospectus dated June 13, 2000, Commission File No. 1-9360, filed on June 13,
                2000).

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

    10.13 Revolving Promissory Note dated April 7, 2000, between Asset Investors Operating Partnership, L.P., Community Savanna Club Joint Venture, AIOP Lost Dutchman Notes, LLC and U. S. Bank National Association (incorporated herein by reference to
                Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q, dated March 31, 2000, Commission File No. 1-9360, filed on May 12, 2000).

   10.13(a) Line of Credit Agreement dated April 7, 2000, between Asset Investors Operating Partnership, L.P., AIOP Florida Properties I, L.L.C., AIOP Florida Properties II, L.L.C., Community Savanna Club Joint Venture, AIOP Lost Dutchman Notes, LLC and U. S. Bank National Association (incorporated herein by reference to
                Exhibit 10.13(a) to the Registrant's Quarterly Report on Form 10-Q, dated March 31, 2000, Commission File No. 1-9360, filed on May 12, 2000).

   10.13(b) Deed of Trust, Security Agreement, Financing Statement and Assignment of Rents and Revenues dated April 7, 2000, between AIOP Lost Dutchman Notes, LLC and U. S. Bank National Association (incorporated herein by reference to Exhibit 10.13(b) to the Registrant's Quarterly Report on Form 10-Q, dated March 31, 2000, Commission File No. 1-9360, filed on May 12, 2000).

   10.13(c) Mortgage, Security Agreement, Financing Statement and Absolute Assignment of Rents and Revenues dated April 7, 2000, between Community Savanna Club Joint Venture and U. S. Bank National Association (incorporated herein by reference to Exhibit 10.13(c) to the Registrant's Quarterly Report on Form 10-Q, dated March 31, 2000, Commission File No. 1-9360, filed on May 12, 2000).

   10.13(d) Security Agreement dated April 7, 2000, between Asset Investors Operating Partnership, L.P., AIOP Lost Dutchman Notes, LLC and
                U. S. Bank National Association (incorporated herein by reference to Exhibit 10.13(d) to the Registrant's Quarterly Report on Form 10-Q, dated March 31, 2000, Commission File No. 1-9360, filed on May 12, 2000).

   10.13(e) Security Agreement dated April 7, 2000, between Asset Investors Operating Partnership, L.P., Community Savanna Club Joint Venture and U. S. Bank national Association (incorporated herein by reference to Exhibit 10.13(e) to the Registrant's Quarterly Report on Form 10-Q, dated March 31, 2000, Commission File No. 1-9360, filed on May 12, 2000).

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

                                                  ASSET INVESTORS CORPORATION
                                                  (Registrant)


Date:  August 14, 2000                            By  /s/David M. Becker
                                                      --------------------------
                                                      David M. Becker
                                                      Chief Financial Officer