Form 10-Q
period 2000-09-30
AMERICAN LAND LEASE INC
filed 2000-11-14
CIK 804138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                    FORM 10-Q
(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT HAVE 1934

                For the quarterly period ended September 30, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                          Commission file number 1-9360


                            AMERICAN LAND LEASE, INC.
             (Exact name of registrant as specified in its charter)


                     Delaware                                   84-1500244
          (State or other jurisdiction of                     (IRS Employer
          Incorporation or organization)                   Identification No.)

               2637 McCormick Drive                               33759
                Clearwater, Florida                             (Zip Code)
     (Address of Principal Executive Offices)

                                 (727) 726-8868
              (Registrant's telephone number, including area code)

                           Asset Investors Corporation
                       3410 South Galena Street, Suite 210
                                Denver, CO 80231
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

As of November 13, 2000, 7,229,755 shares of common stock were outstanding.

 AMERICAN LAND LEASE, INC. (f/k/a Asset Investors Corporation) AND SUBSIDIARIES

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS
                                                                            PAGE

PART I.  FINANCIAL INFORMATION:

    Item 1. Condensed Consolidated Financial Statements:

            Balance Sheets as of September 30, 2000 (unaudited)
            and December 31, 1999............................................. 1

            Statements of Income for the three and nine months ended
            September 30, 2000 and 1999 (unaudited)........................... 2

            Statements of Cash Flows for the nine months ended
            September 30, 2000 and 1999 (unaudited)........................... 3

            Notes to Financial Statements (unaudited)......................... 4

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................15

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......26

PART II.  OTHER INFORMATION:

    Item 2. Changes in Securities and Use of Proceeds.........................27

    Item 4. Submission of Matters to a Vote of Security Holders...............27

    Item 6. Exhibits and Reports on Form 8-K..................................27


                                      (i)



                            AMERICAN LAND LEASE, INC.
             (formerly Asset Investors Corporation) AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                   September 30,       December 31,
                                                                                      2000                  1999
                                                                                      ----                  ----
                                                                                  (unaudited)
ASSETS
Real estate, net of accumulated depreciation of $10,872 and $7,248                 $    198,414          $   108,745
Investments in participating mortgages                                                       --               22,475
Cash and cash equivalents                                                                 2,406                  570
Investment in Commercial Assets                                                              --               19,486
Inventory                                                                                 8,027                   --
Other assets, net                                                                        11,116                7,817
                                                                                   ------------          -----------
       Total Assets                                                                $    219,963          $   159,093
                                                                                   ============          ===========

LIABILITIES
Secured long-term notes payable                                                    $     91,306          $    53,994
Secured short-term financing                                                              7,057                2,610
Accounts payable and accrued liabilities                                                  6,856                3,401
                                                                                   ------------          -----------
       Total liabilities                                                                105,219               60,005
                                                                                   ------------          -----------

COMMITMENTS AND CONTINGENCIES                                                                --                   --

MINORITY INTEREST IN OPERATING PARTNERSHIP                                               15,033               15,197
MINORITY INTEREST IN OTHER ENTITIES                                                         596                   39

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 15,000 shares authorized;
   no shares issued or outstanding                                                           --                   --
Common stock, par value $.01 per share, 35,000 shares authorized;
   8,295 and 5,633 shares issued; and 7,170 and 5,603 shares
   outstanding, respectively                                                                 85                   56
Additional paid-in capital                                                              277,400              239,381
Notes receivable on common stock purchases                                                 (982)                (588)
Dividends in excess of accumulated earnings                                            (158,063)            (154,547)
Treasury stock, 1,125 and 30 shares, at cost                                            (19,325)                (450)
                                                                                   -------------         -----------
                                                                                         99,115               83,852
                                                                                   ------------          -----------
       Total Liabilities and Stockholders' Equity                                  $    219,963          $   159,093
                                                                                   ============          ===========

           See Notes to Condensed Consolidated Financial Statements.

                            AMERICAN LAND LEASE, INC.
             (formerly Asset Investors Corporation) AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)
                                                                     Three Months                 Nine Months
                                                                   Ended September 30,       Ended September 30,
                                                                   -------------------       -------------------
                                                                    2000        1999           2000         1999
                                                                    ----        ----           ----         ----
   Rental property operations
   Rental and other property revenues                             $   5,591   $  3,822      $  14,489   $   11,075
   Income (loss) on participating mortgages and leases                  (73)       688            610        2,302
   Property operating expenses                                       (2,269)    (1,341)        (5,695)      (3,991)
   Depreciation                                                      (1,507)      (983)        (3,836)      (2,827)
                                                                  ----------   -------      ----------   ---------
   Income from rental property operations                             1,742      2,186          5,568        6,559
                                                                  ---------    -------      ---------    ---------

   Sales operations
   Home sales revenues                                                2,723        --           8,089           --
   Cost of home sales                                                (1,820)       --          (6,429)          --
   Selling and marketing expenses                                      (789)       --          (2,412)          --
   Interest expense allocation                                          (39)       --            (251)          --
   Minority interest in sales operations                                (14)       --             272           --
                                                                  ----------   ------       ---------    ---------
   Income (loss) from sales operations                                   61        --            (731)          --
                                                                  ---------    ------       ----------   ---------

   Service operations
   Property management income, net                                       29         54            141          158
   Commercial Assets management fees                                     49        134            335          418
   Amortization of management contracts                                (834)      (689)        (1,866)      (2,067)
                                                                  ----------   -------      ----------   ---------
   Loss from service operations                                        (756)      (501)        (1,390)      (1,491)
                                                                  ----------   -------      ----------   ---------

   Equity in earnings of Commercial Assets                              192        154            686          714
   General and administrative expenses                                 (538)      (459)        (1,420)      (1,168)
   Interest and other income                                            235        274            891          477
   Interest expense                                                  (1,178)      (955)        (2,776)      (2,928)
                                                                  ----------   -------      ----------   ---------

   Income (loss) before minority interest in Operating
     Partnership                                                       (242)       699            828        2,163
   Minority interest in Operating Partnership                            42       (106)          (124)        (341)
                                                                  ---------    -------      ----------   ---------

   Net income (loss)                                              $    (200)   $   593      $     704    $   1,822
                                                                  ==========   =======      =========    =========

   Basic and diluted earnings (loss) per share                    $   (0.03)   $  0.11      $    0.12    $    0.33
                                                                  =========    =======      =========    =========


   Weighted average common shares outstanding                         6,637      5,559          5,934        5,527
                                                                  =========    =======      =========    =========
   Weighted average common shares and common share
     equivalents outstanding                                          6,637      5,563          5,935        5,534
                                                                  =========    =======      =========    =========

   Dividends paid per share                                       $    0.25    $  0.25      $    0.75    $    0.75
                                                                  =========    =======      =========    =========


           See Notes to Condensed Consolidated Financial Statements.


                            AMERICAN LAND LEASE, INC.
             (formerly Asset Investors Corporation) AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                                                  Nine Months
                                                                                              Ended September 30,
                                                                                              -------------------
                                                                                           2000                1999
                                                                                           ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                            $   704             $  1,822
   Adjustments to reconcile net income to net cash flows from operating activities:
     Depreciation and amortization                                                         5,952                5,021
     Amortization of discount on secured long-term notes payable                              44                   --
     Minority interest in Operating Partnership and sales operations                        (246)                 341
     Equity in earnings of Commercial Assets                                                (465)                (561)
     Equity in earnings of real estate joint ventures                                        (10)                  --
     Income from participating mortgages                                                    (600)                (611)
     Gain on sale of real estate                                                            (109)                  --
     Increase in inventory                                                                  (688)                  --
     Increase in operating assets and liabilities                                            (54)                (923)
                                                                                     ------------       --------------
       Net cash provided by operating activities                                           4,528                5,089
                                                                                     ------------       --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of real estate                                                       3,443                   --
   Purchases of real estate                                                                 (765)                (858)
   Investments in participating mortgages, net                                                --               (4,215)
   Proceed from sale of short-term investments                                            10,618                   --
   Capital replacements and improvements                                                  (4,358)                (198)
   Dividends from Commercial Assets                                                        1,077                1,077
   Dividends from real estate joint ventures                                                  26                   --
   Purchase of Commercial Assets common stock                                            (20,418)                  --
   Cash received in connection with acquisitions                                          11,860                   --
   Cash paid for merger related costs                                                     (3,706)                  --
                                                                                     ------------       --------------
     Net cash used in investing activities                                                (2,223)              (4,194)
                                                                                     ------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of Common Stock dividends                                                      (4,248)              (4,183)
   Payment of distributions to minority interest in Operating Partnership                   (783)                (750)
   Proceeds from secured long-term notes payable                                          20,050               10,925
   Principal paydowns on secured long-term notes payable                                 (14,641)              (3,175)
   Principal paydowns on secured short-term financing                                     (2,267)              (3,300)
   Contributions for minority interest in subsidiary                                       1,782                   --
   Collections of notes receivable                                                            21                  133
   Payment of loan costs                                                                    (383)                (400)
   Proceeds from the issuance of Common Stock, net                                            --                   33
                                                                                     ------------       --------------
     Net cash used in financing activities                                                  (469)                (717)
                                                                                     ------------       --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  1,836                  178
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             570                1,426
                                                                                     ------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   2,406             $  1,604
                                                                                     ============       ==============

           See Notes to Condensed Consolidated Financial Statements.

                            AMERICAN LAND LEASE, INC.
             (formerly Asset Investors Corporation) AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


A.       The Company

American Land Lease, Inc. ("ANL" and, together with its subsidiaries, the "Company") is a Delaware corporation that owns and operates manufactured home communities and has elected to be taxed as a real estate investment trust ("REIT"). Prior to August 11, 2000, ANL was known as Asset Investors Corporation. ANL's common stock, par value $.01 per share ("Common Stock"), is listed on the New York Stock Exchange under the symbol "ANL." Prior to its name change in August 2000, its shares were listed on the New York Stock Exchange under the symbol "AIC". In May 1997, ANL contributed its net assets to Asset Investors Operating Partnership, L.P. (the "Operating Partnership") in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership's initial capital. ANL owns 87% of the Operating Partnership as of September 30, 2000. Prior to August 2000, the Company also owned approximately 27% of the common stock of Commercial Assets, Inc. ("Commercial Assets"), a publicly-traded REIT (American Stock Exchange,
Inc.: CAX) formed by the Company in August 1993. Effective August 1, 2000, Commercial Assets was merged into the Company. See Note D.

B.       Presentation of Financial Statements

The Condensed Consolidated Financial Statements of the Company presented herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments, consisting of only normal recurring accruals, which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of September 30, 2000, for the three and nine month periods then ended and for all prior periods presented. These statements are condensed and do not include all the information required by generally accepted accounting principles ("GAAP") in a full set of financial statements. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

C.       Summary of Significant Accounting Policies

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company, the Operating Partnership and all majority-owned subsidiaries. The minority interest in the Operating Partnership represents the OP Units which are exchangeable, at the option of the holder. When a holder elects to exchange OP Units, the Company determines whether such OP Units will be exchanged for cash or shares of Common Stock. The holders of OP Units receive the same amount per OP Unit in distributions as the holders of Common Stock at the time of dividend distributions. As of September 30, 2000, 1,045,000 OP Units were outstanding. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in Commercial Assets was recorded under the equity method until the effective date of the merger with the Company.

Rental Properties and Depreciation

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of September 30, 2000, management believes that no impairments exist based on periodic reviews. No impairment losses were recognized for the three and nine months ended September 30, 2000 and 1999.

Depreciation is computed using the straight-line method over an estimated useful life of 25 years for land improvements and buildings and five years for furniture and other equipment. Significant renovations and improvements, which improve or extend the useful life of the asset, are capitalized and depreciated over the remaining estimated life. In addition, the Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the development of additional homesites within its manufactured home communities. Maintenance, repairs and minor improvements are expensed as incurred.

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

Inventory

Inventories are recorded at the lesser of cost or market. At September 30, 2000, there was no reserve for inventory.

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

Interest on participating mortgages is recorded based upon outstanding balances and interest rates per the terms of the mortgages. In addition, the Company evaluates the collectability of any unpaid interest and provides reserves as necessary.

Deferred Financing Costs

Fees and costs incurred in obtaining financing are capitalized. Such costs are amortized over the terms of the related loan agreements and are charged to interest expense.

Income Taxes

ANL has elected to be taxed as a REIT as defined under the Internal Revenue Code of 1986, as amended (the "Code"). In order for ANL to qualify as a REIT, among other requirements, specified percentages of its income and assets must consist of certain qualifying categories. The activities of consolidated subsidiaries that (a) owned interests in property management contracts, (b) managed Commercial Assets and (c) sell homes might not qualify if conducted by ANL, although ANL's share of dividend income received from these entities generally would qualify for these purposes.

As a REIT, ANL generally will not be subject to federal income taxes at the corporate level if it distributes at least 95% of its REIT taxable income to its stockholders (or 90% beginning in 2001). REITs are also subject to a number of other organizational and operational requirements. If ANL fails to qualify as a REIT in any taxable year, its taxable income will be subject to federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if ANL qualifies as a REIT, it may be subject to certain state and local income taxes and to federal income and excise taxes on its undistributed income.

At September 30, 2000, ANL's net operating loss ("NOL") carryover was approximately $95,000,000 and its capital loss carryover was approximately $20,000,000. The NOL carryover may be used to offset all or a portion of ANL's REIT income, and as a result, to reduce the amount that ANL must distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009, and the capital loss carryover is scheduled to expire in 2000 and 2001.

Earnings Per Share

Basic earnings per share for the three and nine months ended September 30, 2000 and 1999 are based upon the weighted-average number of shares of Common Stock outstanding during each such period. Diluted earnings per share for the three and nine months ended September 30, 1999 reflect the effect of dilutive, unexercised stock options of 4,000 and 7,000, respectively. There were no material dilutive, unexercised stock options for the nine months ended September 30, 2000. In periods when there is a net loss, the effect of any unexercised stock options is not included in the computation of diluted earnings per share as they would be antidilutive.

Capitalized Interest

Interest is capitalized on development projects during periods of construction or development. Capitalized interest was $593,000 and $39,000 for the three months ended September 30, 2000 and 1999, respectively, and $ 1,494,000 and $74,000 for the nine months ended September 30, 2000 and 1999, respectively.

Treasury Stock

Prior to August 2000, the Company owned approximately 27% of Commercial Assets' common stock. In connection with the August 2000 merger of the Company and Commercial Assets, these shares of Commercial Assets were converted into 1,125,000 shares of the Company's Common Stock and have been recorded as treasury stock for accounting purposes. During 1999, Commercial Assets purchased 114,000 shares of the Company's Common Stock. Consequently, the Company had an interest in 30,000 shares of its Common Stock and had recorded this as treasury stock. These 114,000 shares of the Company's Common Stock were cancelled in August 2000 as a result of the Company's merger with Commercial Assets.

Statements of Cash Flows

Cash maintained in bank accounts, money market funds and highly-liquid investments with an initial maturity of three months or less are considered to be cash and cash equivalents. The Company made interest payments of $3,904,000 and $2,696,000 for the nine months ended September 30, 2000 and 1999, respectively.

Non-cash operating, investing and financing activities for the nine months ended September 30, 2000 and 1999 were (in thousands):


                                                                                          2000              1999
                                                                                        --------          ------
Conversion of OP Units into Common Stock                                              $      --          $  8,668
Real estate and other assets acquired in merger with Commercial Assets:
     By assumption of notes payable                                                      29,412                --
     By assumption of accounts payable and accrued liabilities                            2,662                --
     By assumption of minority interest                                                     554                --
     By issuance of common stock, net of treasury stock                                  20,067                --
     Reclassification of investment in Commercial Assets to treasury stock               18,875               450
Real estate acquired:
     By cancellation of participating mortgages                                          23,333                --


                                                                                           2000              1999
                                                                                       --------          --------
     By assumption of notes payable                                                       4,711                --
     By assumption of accounts payable and accrued liabilities, net of other
         assets received                                                                  2,186                --
     For issuance of note payable                                                         1,740                --
     For issuance of OP Units                                                               496                --
Inventory acquired:
     By assumption of secured short-term financing                                        4,594                --
     By cancellation of participating mortgages and notes receivable                      1,063            12,780
     By assumption of accounts payable and accrued liabilities, net of other
         assets received                                                                    311                --
     By minority interest in subsidiary                                                   1,404                --
Receivables from minority interest in subsidiaries                                            4               346
Purchase of property management contracts for note payable                                  380                --
Cancellation of intercompany balances as a result of the merger                           4,426                --
Other assets, net of assumed liabilities, for minority interest in subsidiary                97                --
Issuance of Common Stock:
     For services                                                                            77               150
     For notes receivable                                                                   440               588
Cancellation of notes receivable for services                                                52                --
Short-term financing extended to long-term debt                                              --             6,200
Investment in participating mortgages for other assets                                       --               165


D.       Merger with Commercial Assets

Effective August 1, 2000, the Company and Commercial Assets merged. Prior to the merger, the Company owned 2,761,000 shares of Commercial Assets. Pursuant to the amended merger agreement as referenced in Note K, Commercial Assets shareholders, with the exception of the Company and its officers and directors and the officers and directors of Commercial Assets, were provided an election to receive either (1) $5.75 in cash per share of Commercial Assets common stock or (2) 0.4075 shares of ANL common stock per share of Commercial Assets common stock.

As a result of the merger, the Company acquired the remaining shares of Commercial Assets by paying $20,418,000 in cash for 3,551,000 Commercial Assets shares and issuing 1,664,000 shares of ANL Common Stock valued at $20,067,000 for 4,085,000 Commercial Assets shares. The merger with Commercial Assets was recorded using the purchase method of accounting. The purchase price of $63,352,000 (including the Company's previous investment in Commercial Assets of $18,875,000 and transaction costs of $3,992,000) was recorded as follows (in thousands):

Real Estate                                                    $   60,477
Investment in real estate joint venture                             1,764
Cash and cash equivalents                                          11,860
Short term investments                                             10,618
Investment in home sales.                                           2,717
Other assets                                                        8,544
Secured long-term notes payable                                   (29,412)
Accounts payable and accrued liabilities                           (2,662)
Minority interest                                                    (554)

The allocation of the purchase price of Commercial Assets is based upon preliminary estimates and is subject to final determination based upon estimates and other evaluations of fair value. Therefore, the allocations reflected above may differ from the amounts ultimately determined.

The unaudited pro forma condensed consolidated statements of operations for nine months ended September 30, 2000 and 1999 have been prepared as if the merger had occurred on January 1, 1999. The pro forma information is not necessarily indicative of what the Company's results of operations would have been assuming the completion of the described transactions at the beginning of the periods indicated, nor does it purport to project the Company's results of operations for any future period.

Pro Forma Condensed Consolidated Statement of Operations:
(In thousands except per share data) (Unaudited)


                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                     2000                  1999
                                                                                     ----                  ----
Income from property operations                                             $       6,845           $      6,527

Net income before minority interest in operating partnership                        3,257                  2,007

Net income                                                                          2,842                  1,745

Basic and diluted earnings per share                                               $0.40                   $0.24

Weighted average common shares and common share equivalents outstanding
                                                                                    7,165                  7,187

E.       Real Estate

Real estate at September 30, 2000 and December 31, 1999, was (in thousands):


                                                                             September 30,          December 31,
                                                                                  2000                  1999
                                                                                  ----                  ----
Land                                                                        $          37,647     $          13,260
Land improvements and buildings                                                       171,639               102,733
                                                                            -----------------     -----------------
                                                                                      209,286               115,993
Less accumulated depreciation                                                         (10,872)               (7,248)
                                                                            ------------------    -----------------
Real estate, net                                                            $         198,414     $         108,745
                                                                            =================     =================

In January 2000,  the Company  purchased  four  manufactured  home  communities, undeveloped homesites at three additional manufactured home communities, inventory and other assets for $36,816,000. See Note F. The purchase price was allocated as follows (in thousands):

               Real estate                        $          30,360
               Cash and cash equivalents                        205
               Other assets                                   5,913
                                                  -----------------
                                                  $          36,478
                                                  =================

In August 2000, the Company acquired Commercial Assets.  See Note D.

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities.

F.       Investments in Participating Mortgages

During 1999, the Company had non-recourse mortgage loans secured by two manufactured home communities and one recreational vehicle park in Arizona. The loans had interest rates ranging from 10% to 15% and were scheduled to mature in April 2001. The Company received additional interest of 3% of gross revenues, increasing to 11% of gross revenues in the event of a refinancing of the debt on the communities, and 50% of net proceeds from a sale or refinancing of the communities. In August 1999, the Company purchased the two manufactured home communities and the recreational vehicle park in exchange for the payment of $858,000, the cancellation of the three loans with a carrying amount of $11,973,000 and assumed liabilities and other costs of $761,000. During 1999, the Company had a non-recourse participating mortgage bearing 10% interest and maturing in 2018. The Company was entitled to receive additional interest up to 50% of the borrower's profit and net cash flows from the properties securing the participating mortgage. In January 2000, the Company purchased for $36,816,000 the four manufactured home communities and the undeveloped homesites at three additional manufactured home communities which secured the Company's participating mortgage. See Note D. The amounts and components of the purchase price were as follows:

                                                                 (in thousands)
      Cancellation of participating mortgages and loans           $     24,851
      Assumption of debt                                                10,366
      Issuance of 44,572 OP Units                                          496
      Cash                                                                 765
                                                                  ------------
                                                                  $     36,478
                                                                  ============

G.       Investment in Commercial Assets

Prior to August 2000, the Company owned 2,761,000 shares (approximately 27%) of the common stock of Commercial Assets. In November 1997, Commercial Assets sold or resecuritized its entire portfolio of commercial mortgage loan securitizations of multi-family real estate ("CMBS bonds") and temporarily invested the proceeds until it determined the type of real estate assets in which to invest. During the third quarter of 1998, Commercial Assets began acquiring manufactured home communities, and from August 1998 to July 2000, it had invested approximately $70 million for interests in 12 communities. Effective August 1, 2000, the Company acquired the remaining outstanding shares of Commercial Assets. See Note D.

Summarized financial information of Commercial Assets through the date of its acquisition by the Company as reported by Commercial Assets is as follows (in thousands):

Statement of Income

                                                                      Seven Months                      Nine Months
                                                                   Ended July 31, 2000            Ended September 30, 1999
                                                                 ---------------------            ------------------------
Rental and other property revenues                                 $                 3,891      $                    1,382
Income from participating mortgages and leases                                        164                            1,645
Property operating expenses                                                        (1,661)                            (602)
Depreciation                                                                       (1,188)                            (786)
                                                                 -------------------------       --------------------------
Income from rental property operations                                              1,206                            1,639

Interest and other income                                                           1,072                            1,700
Interest expense                                                                     (739)                            (119)
Equity in loss from home sales operations                                            (370)                              --
Equity in earnings of Asset Investors                                                  17                               --
CMBS bonds revenue                                                                  1,264                               --
General and administrative expenses                                                  (229)                            (524)
Related-party management fees                                                        (457)                            (375)
Related-party acquisition fees                                                         --                             (197)
                                                                 ------------------------       ---------------------------

Net income                                                          $               1,764        $                   2,124
                                                                 ========================        =========================


H.       Investment in Home Sales Company

Effective January 1, 2000, a consolidated subsidiary ("Sales Corp.") of the Company acquired all of the manufactured home inventory located at communities owned by the Company or Commercial Assets for $7,372,000. From January through July 2000, the Company owned 65% of the nonvoting common stock of Sales Corp., Commercial Assets owned the remaining 35% of the nonvoting common stock and certain of the Company's officers owned all of Sales Corp.'s voting common stock. The nonvoting common stock represents 99% of all outstanding shares of Sales Corp.'s capital stock. As a result of the Company's acquisition of Commercial Assets on August 1, 2000, the Company owns all of the nonvoting common stock of Sales Corp. The amounts and components of the purchase price were as follows (in thousands):


     Assumption of secured short-term financing                                                        $  4,594
     Cancellation of participating mortgages and notes receivable                                         1,063
     Assumption of notes payable                                                                            403
     Assumption of accounts payable and accrued liabilities, net of other assets received                   311
     Contribution by Commercial Assets                                                                    1,001
                                                                                                       --------
                                                                                                       $  7,372
                                                                                                       ========

I.       Secured Long-Term Notes Payable

                                                                     September 30, 2000        December 31, 1999
                                                                     ------------------        -----------------
                                                                                    (in thousands)
Fixed rate,  ranging from 6.5% to 8.8%,  fully  amortizing,
   non-recourse  notes maturing at various dates from 2018
   through 2020                                                          $68,031                    $37,790
Fixed rate, ranging from 7.5% to 8.3%, partially amortizing, non-recourse notes maturing at October 2000
                                                                              --                      7,605
Fixed rate, ranging from 7.7% to 8.1%, partially amortizing, non-recourse notes maturing at various dates from 2007
   through 2009                                                            5,432                      2,528
Recourse fully-amortizing note discounted at 7.0% maturing in
   2002                                                                    3,863                         --
Floating rate equal to LIBOR plus 2.5%, partially amortizing,
   recourse note maturing at April 2001                                       --                      6,071
8.57%  fixed rate,  partially  amortizing,  recourse  term loan
   maturing in August 2002                                                13,980                         --
                                                                         -------                    -------
                                                                         $91,306                    $53,994
                                                                         =======                    =======

In connection with the merger with Commercial Assets, the Company assumed secured long-term notes payable totaling $29,412,000, which is included in the above table.

In August 2000, the Company entered into a $14,300,000 term loan that bears interest at a fixed rate of 8.57% and matures in August 2002. The term loan is secured by three manufactured home communities, which have a combined net book value of $16,400,000 at September 30, 2000. Proceeds from the term loan were used to extinguish existing first mortgage debt of approximately $10 million and provide additional working capital.

J.       Secured Short-Term Financing

In April 2000, the Company entered into a $15,000,000 revolving line of credit with a bank. The line of credit bears interest at the bank's prime rate (9.5% at September 30, 2000) and matures in May 2001. The line of credit is secured by three manufactured home communities and one recreational vehicle park which have a combined net book value of $17,070,000 at September 30, 2000. The line of credit replaced the Company's two prior lines of credit and a $5,993,000 recourse note payable due in April 2001. At September 30, 2000, unused commitment under the revolving line of credit was $7,943,000.

The Company previously had a revolving line of credit with a bank that bore interest at the 30-day London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. The line of credit was secured by 1,015,674 shares of the common stock of Commercial Assets held by the Company and matured in September 2000. This line of credit was cancelled and replaced in April 2000 by the Company's $15,000,000 line of credit.

In connection with the Company's January 2000 purchase of manufactured home communities, undeveloped homesites, inventory and other assets, the Company assumed a line of credit secured by the inventory. In April 2000, this line of credit was cancelled and replaced by the $15,000,000 line of credit.

During 2000, the Company had a $2,120,000 promissory note payable to Community Management Investors Corporation ("CMIC") that was scheduled to mature in January 2001 and bears interest at 8.5%. The Company purchased CMIC's 50% interest in two property management companies as of January 1, 2000 in exchange for the note payable. This resulted in the Company owning 100% of the property management companies. The Company's President, Chief Operating Officer and Chief Financial Officer own 35% of CMIC, and the Company's Vice President of Development owns 20% of CMIC. In August 2000, the Company repaid the note payable.

K.       Commitments and Contingencies

In connection with the purchase of a manufactured home community, the Company has an earnout agreement with respect to unoccupied homesites. The Company pays $17,000 for each newly occupied homesite either in the form of cash or 946 OP Units, as determined by the former owner. During the three months ended September 30, 2000 and 1999, the Company paid $-0- and $50,000 in cash, respectively. The Company paid $116,000 and $232,000 in cash during the nine months ended September 30, 2000 and 1999, respectively. At September 30, 2000, there were 106 unoccupied homesites subject to the earnout.

In connection with the Company's August 2000 acquisition of Commercial Assets, the Company assumed the following commitments and contingencies formerly the responsibility of Commercial Assets:

o The Company will pay an earnout to the former owner of a manufactured home community with respect to 148 unoccupied homesites. The Company will pay $17,000 to the former owner for each newly occupied homesite. During August and September 2000, the Company paid $34,000 for homesites that became occupied. At September 30, 2000, there were 136 homesites subject to the earnout.

o The Company has agreed to acquire from time-to-time homesites subject to ground leases. The purchase price for each homesite will be equal to the base annual rent provided for in the ground lease divided by 9%. The Company is not required to acquire these homesites in groups of less than
      10. The maximum number of homesites the Company might purchase is approximately 500 for total consideration of approximately $20 million. The Company purchased no homesites during August and September 2000. During the current quarter, the Company terminated its obligation under this agreement effective January 1, 2001. As a result, the maximum number of homesites the Company might acquire is approximately 30 for a total consideration of $1 million.

o The Company has agreed to invest an additional $680,000 in a real estate joint venture in four equal, annual installments of $170,000 beginning in November 2000.

o The Company has agreed to pay the former owner of a property an amount equal to the increase in the property's net operating income divided by 9.5% until the Company pays a total of $2,160,000. No amount was paid during August and September 2000.

In September 1999, four Commercial Assets stockholders, individually and as purported representatives of all Commercial Assets stockholders, except the Company and its affiliates, filed three purported class action lawsuits in Delaware against Commercial Assets, the members of the board of directors and certain officers of the Company and Commercial Assets. These lawsuits alleged that the defendants breached their fiduciary duties to the Commercial Assets stockholders in connection with the proposed merger of the Company and

Commercial Assets and Commercial Assets' recent reincorporation in Delaware. In November 1999, these lawsuits were consolidated into a single lawsuit. In March 2000, the parties entered into a settlement agreement. The settlement agreement specified that the Company and Commercial Assets would amend the merger agreement in the following respects: (1) to provide for the election by Commercial Assets stockholders, other than the Company and the officers and directors of the Company and Commercial Assets, to receive $5.75 in cash, subject to proration, per share of Commercial Assets common stock, with a maximum of 3,549,868 shares of Commercial Assets common stock to receive cash; and (2) to increase the percentage of votes of the Commercial Assets common stock necessary to adopt the merger agreement from a simple majority to two-thirds. At a settlement hearing on August 3, 2000, the Delaware Court of Chancery approved the settlement agreement. There were no objections to the settlement.

L.       Operating Segments

Investments in manufactured home communities constitute substantially all of the Company's portfolio of real estate, and as such, management of the Company assesses the performance of the Company as one operating segment.

M.       Common Stock and Dividends

During 1999, certain directors and executive officers (or entities affiliated with them) exercised options to purchase 46,000 shares of Common Stock by issuing notes receivable totaling $588,000. In April 2000, the Company's Vice President of Development exercised options to purchase 40,000 shares of Common Stock by issuing a $440,000 note receivable, of which 75% was nonrecourse. The notes accrue interest at 7.5% and mature at various times in 2009 and 2010. At September 30, 2000, $738,000 of the notes were nonrecourse and $244,000 were recourse to the respective directors or executive officers.

During each of the three-month periods ended September 30, 2000 and 1999, the Company paid quarterly dividends of $0.25 per share on Common Stock and OP Units. During each of the nine-month periods ended September 30, 2000 and 1999, the Company paid dividends of $0.75 per share on Common Stock and OP Units.

N.       Other Matters

The Commercial Assets Management Agreement was extended through December 31, 2000; however, the agreement terminated on August 1, 2000 as a result of the Company's acquisition of Commercial Assets. The Company earned management fees under the Commercial Assets Management Agreement (net of elimination for the Company's approximate 27% interest in Commercial Assets) as follows:





                                                  Three Months                        Nine Months
                                                Ended September 30,                Ended September 30,
                                                -------------------                -------------------
                                              2000            1999               2000              1999
                                              ----            ----               ----              ----
      Management fees                    $     49,000     $    134,000     $     335,000        $   418,000


As of August 1, 2000, (the date of the Company's acquisition of Commercial Assets) the net book value of the Commercial Assets Management Agreement was $638,000, and the Company expensed this amount in August 2000.

O.       Recent Accounting Developments

In December 1999, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which is effective beginning in the fourth quarter of 2000. The SAB spells out four basic criteria that must be met before registrants can record revenue. These are: (a) persuasive evidence that an arrangement exists; (b) delivery has occurred or services have been rendered; (c) the seller's price to the buyer is fixed or determinable; and (d) collectibility is reasonably assured. The Company does not expect the SAB to have a significant impact on its financial position or results of operations.

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

In this report, the words "the Company," "we," "our" and "us" refer to American Land Lease, Inc., Asset Investors Corporation, a Delaware corporation, our predecessor, Asset Investors Corporation, a Maryland corporation and, where appropriate, our subsidiaries.

Business

Company Background

We have been a Delaware corporation since May 25, 1999. Prior to this, we were a Maryland corporation that was formed in 1986. We have elected to be treated for United States federal income tax purposes as a real estate investment trust or "REIT." We are a self-administered and self-managed company in the business of owning, acquiring, developing and managing manufactured home communities. As of September 30, 2000, we held interests as owner or ground lessee in 31 manufactured home communities and two recreational vehicle parks with a total of:

o        6,044 developed homesites (sites with homes in place);
o        3,850 undeveloped homesites; and
o        216 recreational vehicle sites.

Our shares of common stock are listed on the New York Stock Exchange under the symbol "ANL." Prior to August 11, 2000, our name was Asset Investors Corporation and our shares of common stock were listed under the symbol "AIC".

We primarily conduct our business through our subsidiary Asset Investors Operating Partnership and where appropriate, its other subsidiary companies, which we collectively refer to as the Operating Partnership. As of September 30, 2000, we owned 87% of the Operating Partnership. Prior to our merger in August 2000 with Commercial Assets, Inc., a publicly-traded REIT, the Operating Partnership also owned approximately 27% of Commercial Assets' common stock. Commercial Assets was also engaged in the ownership, acquisition and development of manufactured home communities. In addition to acquiring and managing manufactured home communities for our own account, we also performed these services for Commercial Assets, for which Commercial Assets paid us a management fee.

Merger with Commercial Assets

In August 1999, we agreed to merge with  Commercial  Assets.  We agreed to issue
0.4075 shares of our common stock for each share of Commercial Assets common stock. Alternatively, Commercial Assets stockholders were provided the option of electing to receive $5.75 per share in cash for up to 3,551,000 shares of Commercial Assets common stock with any remaining shares of Commercial Assets common stock receiving 0.4075 shares of our common stock. The merger agreement required the approval of a majority of our outstanding shares of common stock and two-thirds of the outstanding shares of Commercial Assets common stock. We owned approximately 27% of the outstanding shares of Commercial Assets common stock prior to the merger and agreed to vote these shares in favor of the merger. Commercial Assets' officers and directors and our officers and directors agreed to elect to receive Asset Investors common stock for all shares of Commercial Assets common stock that they owned. In August 2000, the merger was approved by the stockholders of both Asset Investors and Commercial Assets. In the merger we:

o converted our 2,761,000 Commercial Assets shares into 1,125,000 of our shares, which are now held as treasury stock,
o     purchased 3,551,000 Commercial Assets shares for $20,418,000 cash,
o issued 1,664,000 of our shares for 4,085,000 Commercial Assets shares, with an assigned value of $20,067,000
o     cancelled 114,000 of our shares previously held by Commercial  Assets, and
o     incurred $3,992,000 of other costs related to the merger.

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

Company Policies

Management has adopted specific policies to accomplish our objective of increasing the amount and predictability of our FFO on a per share basis, less a reserve for capital replacements. These policies include:

o selectively acquiring manufactured home communities that have potential long-term appreciation of value through, among other things, rent increases, expense efficiencies and in-park homesite development;
o developing and maintaining resident satisfaction and a reputation for quality communities through maintenance of the physical condition of our communities and providing amenities that improve the community lifestyle;
o improving the profitability of our communities through aggressive management of occupancy, community development and maintenance and expense controls;
o     using debt leverage to increase our financial returns;
o     reducing  our  exposure  to  interest  rate   fluctuations   by  utilizing
      long-term, fixed-rate, fully-amortizing debt to pay off higher cost, short-term debt;
o ensuring the continued maintenance of our communities by providing a minimum $50 per homesite per year for capital replacements;
o seeking to reduce our exposure to downturns in regional real estate markets by diversifying our portfolio of communities since currently 61% of our properties are in Florida and 31% are in Arizona; and
o     recruiting and retaining capable community management personnel.

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

Fees and Earnings from Commercial Assets

Prior to our August 2000 merger with Commercial Assets, we managed Commercial Assets and owned approximately 27% of Commercial Assets common stock. Under the terms of our management agreement with Commercial Assets, we received the following fees:

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

In the third quarter of 1998, Commercial Assets entered the manufactured home community business and subsequently acquired interests in 12 communities at a cost of approximately $70 million. As a result of the merger with Commercial Assets, the management agreement terminated in August 2000. Commercial Assets paid us Base Fees, Acquisition Fees and Incentive Fees primarily due to Commercial Assets' investment in communities as follows:




                                                    Three Months                        Nine Months
                                                  Ended September 30,                Ended September 30,
                                                  -------------------                -------------------
                                                2000              1999             2000               1999
                                                ----              ----             ----               ----
       Base Fees                           $     66,000      $    181,000     $    457,000        $    375,000
       Acquisition Fees                              --             3,000               --             197,000
       Incentive Fees                                --                --               --                  --
                                           ------------      ------------     ------------        ------------
                                           $     66,000      $    184,000     $    457,000        $    572,000
                                           ============      ============     ============        ============


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

Taxation of the Company

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, and we intend to operate in a manner which will allow us to avail ourselves of the beneficial tax provisions applicable to REITs. Our qualification as a REIT depends on our ability to meet the various requirements imposed by the Internal Revenue Code, such as specifications relating to the composition of our income and assets, distribution levels and diversity of stock ownership. In addition, our ability to qualify as a REIT depends in part upon the actions of third parties over which we have no control, or only limited influence. For instance, our qualification depends upon the conduct of certain entities with which we have a direct or indirect relationship, in our capacity as a lender, lessor, or holder of non-controlling equity interests. Our qualification also depended upon Commercial Assets' qualification as a REIT prior to the merger.

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

                          RESULTS OF OPERATIONS FOR THE
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

Comparison of Three Months Ended September 30, 2000 to Three Months Ended September 30, 1999

Rental Property Operations

Rental and other property revenues from our owned properties totaled $5,591,000 for the three months ended September 30, 2000 compared to $3,822,000 for the three months ended September 30, 1999, an increase of $1,769,000 or 46%. The increase was primarily a result of rent increases at our communities, our purchase of communities in January 2000 and our acquisition of Commercial Assets in August 2000.

Property operating expenses from our owned properties totaled $2,269,000 for the three months ended September 30, 2000 compared to $1,341,000 for the same period in 1999, an increase of $928,000 or 69%. The increase was primarily due to higher expenses at our communities, our purchase of communities in January 2000 and our acquisition of Commercial Assets in August 2000.

Loss on participating mortgages and leases was $73,000 for the three months ended September 30, 2000 compared to income of $688,000 for the three months ended September 30, 1999. During the first quarter of 2000, we purchased manufactured home communities which secured the participating mortgages. A portion of the purchase price was paid by cancellation of participating mortgages. Income from participating mortgages and leases is expected to be significantly less than prior years as we no longer hold any investments in participating mortgages.

Depreciation expense was $1,507,000 during the three months ended September 30, 2000 compared to $983,000 during the same period in 1999. The increase was due to acquisitions of manufactured home communities during 1999 and 2000 and our acquisition of Commercial Assets in August 2000.

Sales Operations

Beginning in January 2000, we commenced home sales activities to sell manufactured homes to be placed on our undeveloped homesites. The homeowner will then pay rent to us for locating his or her home on our land. During the three months ended September 30, 2000, we had income of $61,000 from sales operations. During the three months ended September 30, 2000, we finalized the purchase price allocation for assets acquired earlier in the year. This resulted in a reduction of $250,000 of previously reported cost of home sales.

Service Operations

Property management income was $29,000 for the three months ended September 30, 2000 compared to $54,000 for the same period in 1999. This income was primarily received from providing services to properties owned by independent third parties. As a result of our acquisition of Commercial Assets in August 2000, we no longer receive income from these properties. Property management income is expected to decrease significantly in the future.

Fee revenue from managing Commercial Assets was $49,000 and $134,000 for the three months ended September 30, 2000 and 1999, respectively. As a result of our acquisition of Commercial Assets in August 2000, we no longer receive these fees.

Amortization of management contracts was $834,000 and $689,000 for the three months ended September 30, 2000 and 1999, respectively. The increase is due to the expensing of our contract to manage Commercial Assets in connection with our acquisition of Commercial Assets in August 2000. As a result of our acquisition of Commercial Assets in August 2000, this item of expense no longer occurs.

Equity in Earnings of Commercial Assets

Income from our approximate 27% interest in Commercial Assets was $192,000 for the three months ended September 30, 2000 compared to $154,000 for the same period in 1999. As a result of our acquisition of Commercial Assets in August 2000, this item of income no longer occurs.

General and Administrative Expenses

Our general and administrative expenses totaled $538,000 for the three months ended September 30, 2000 compared to $459,000 for the same period of 1999. The increase in expense is primarily due to higher franchise taxes, our merger with Commercial Assets, and closing our Denver office.

Interest and Other Income

During the three months ended September 30, 2000 and 1999, interest and other income were $235,000 and $274,000, respectively. The decrease occurred because of an income tax benefit realized in 1999 of $150,000, partially offset by interest and other income earned on investments acquired in connection with the merger with Commercial Assets.

Interest Expense

During the three months ended September 30, 2000, interest expense was $ 1,217,000 Interest expense for the three months ended September 30, 1999 was $955,000. The increase in interest expense was primarily due to higher outstanding balances in the 2000 period, increased interest rates on short-term borrowing, and increased interest expense related to the sales operations.

Comparison of Nine Months Ended September 30, 2000 to Nine Months Ended September 30, 1999

Rental Property Operations

Rental and other property revenues from our owned properties totaled $14,489,000 for the nine months ended September 30, 2000 compared to $11,075,000 for the nine months ended September 30, 1999, an increase of $3,414,000 or 31%. The increase was primarily a result of rent increases at our communities, our purchase of communities in January 2000 and our acquisition of Commercial Assets in August 2000.

Property operating expenses from our owned properties totaled $5,695,000 for the nine months ended September 30, 2000 compared to $3,991,000 for the same period in 1999, an increase of $1,704,000 or 43%. The increase was primarily due to higher expenses at our communities, our purchase of communities in January 2000 and our acquisition of Commercial Assets in August 2000.

Income on participating mortgages and leases was $610,000 for the nine months ended September 30, 2000 compared to income of $2,302,000 for the nine months ended September 30, 1999. We ceased to have participating mortgages in the first quarter of 2000. Income from participating mortgages and leases is expected to be significantly less than prior years as we no longer hold any investments in participating mortgages.

Depreciation expense was $3,836,000 during the nine months ended September 30, 2000 compared to $2,827,000 during the same period in 1999. The increase was due to acquisitions of manufactured home communities during 1999 and 2000 and our acquisition of Commercial Assets in August 2000.

Sales Operations

Beginning in January 2000, we commenced home sales activities to sell manufactured homes to be placed on our undeveloped homesites. The homeowner will then pay rent to us for locating his or her home on our land. During the nine months ended September 30, 2000, we had a loss of $731,000 from sales operations.

Service Operations

Property management income was $141,000 for the nine months ended September 30, 2000 compared to $158,000 during the same period in 1999. This income was primarily received for services provided to properties owned by Commercial Assets. As a result of our acquisition of Commercial Assets in August 2000, we no longer receive income from these properties. Property management income is expected to decrease significantly in the future.

Fee revenue from managing Commercial Assets was $335,000 for the nine months ended September 30, 2000 compared to $418,000 during the same period in 1999. As a result of our acquisition of Commercial Assets in August 2000, we no longer receive these fees.

Amortization of management contracts was $1,866,000 and $2,067,000 for the nine months ended September 30, 2000 and 1999, respectively. As a result of our acquisition of Commercial Assets in August 2000, this item of expense no longer occurs.

Equity in Earnings of Commercial Assets

Income from our 27% interest in Commercial Assets was $686,000 for the nine months ended September 30, 2000 compared to $714,000 for the same period in 1999. As a result of our acquisition of Commercial Assets in August 2000, this item of income no longer occurs.

General and Administrative Expenses

Our general and administrative expenses were $1,420,000 for the nine months ended September 30, 2000 compared to $1,168,000 for the same period in 1999. The increase is primarily due to an increase in franchise tax expense and increases in the number of personnel and related expenses, primarily due to our merger with Commercial Assets.

Interest and Other Income

During the nine months ended September 30, 2000 and 1999, interest and other income was $891,000 and $477,000, respectively. The increase occurred because of nonrecurring income during the 2000 period comprised primarily of:

o     $265,000 of income due to a change in estimate of accrued liabilities,
o $50,000 of income resulting from a forfeited deposit by a potential purchaser of one of our communities, and
o     a $109,000 gain on the sale of real estate.

Interest Expense

During  the  nine  months  ended  September  30,  2000,   interest  expense  was
$3,027,000. Interest expense for the nine months ended September 30, 1999 was $2,928,000. The increase in interest expense was primarily due to higher outstanding balances in the 2000 period, increased interest rates on short-term borrowing increased interest expense related to the sales operations, partially offset by capitalized interest on our undeveloped homesites during the 2000 period.

                         LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, we had cash and cash equivalents of $2,406,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties, payments of dividends to stockholders and distributions made to limited partners in the Operating Partnership.

Our net cash provided by operating activities was $4.5 million during the nine months ended September 30, 2000, compared to $5.1 million during the same period in 1999. The decrease was primarily a result of a $0.7 million loss from home sales operations.

During the nine months ended September 30, 2000, the net cash used in investing activities was $2.2 million compared with a net use of $4.2 million for the same period in 1999. The decrease in net cash used is primarily due to proceeds from the sale of real estate in the 2000 period of $3.4 million, offset by items related to the merger with Commercial Assets resulting in a net use of $1.6 million in the 2000 period.

During the nine months ended September 30, 2000, net cash used in financing activities was $0.5 million compared with uses of $0.7 million for the same period in 1999. The decrease in uses is primarily because of net proceeds received by the Company from secured long-term notes payable and short-term notes payable of $4.4 million in the 1999 period, compared to $3.1 million in the 2000 period, offset by contributions for minority interest in subsidiary of $1.8 million in the 2000 period.

We had a line of credit with a bank that was secured by 1,015,674 shares of our Commercial Assets common stock. Advances under this line of credit bear interest at the 30-day London Interbank Offered Rate plus 1.75% per annum. The line of credit was limited to the lesser of:

o     $5,000,000;
o 65% of the product of the trading price of Commercial Assets common stock times 1,015,674; or
o     65% of the purchase price of certain unpledged real estate.

In April 2000, this line of credit was replaced by a $15,000,000 line of credit with a bank due in May 2001. This new line of credit bears interest at the bank's prime rate (9.5% at September 30, 2000) and is secured by three manufactured home communities and one recreational vehicle park which have a combined net book value of $17,070,000 at September 30, 2000. In addition to replacing the prior bank line of credit, the new line of credit also replaced
(a) a $3.4 million line of credit assumed by us when we purchased manufactured home communities, undeveloped homesites, inventory, and other assets in January 2000 and (b) a $6.0 million recourse note payable due in April 2001.

In August 2000, the Company entered into a $14,300,000 term loan that bears interest at a fixed rate of 8.57% and matures in August 2002. The term loan is secured by three manufactured home communities which have a combined net book value of $16,400,000 at September 30, 2000. Proceeds from the term loan were used to extinguish existing first mortgage debt of approximately $10 million and provide additional working capital.

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

For the three and nine months ended September 30, 2000 and 1999, our FFO was (in thousands):


                                                                        Three Months                Nine Months
                                                                     Ended September 30         Ended September 30
                                                                     ------------------         ------------------
                                                                      2000         1999          2000         1999
                                                                      ----         ----          ----         ----
Income (loss) before minority interest in Operating Partnership  $      (242)   $     699   $       828  $     2,163
Real estate depreciation                                               1,507          983         3,836        2,827
Amortization of management contracts                                     834          689         1,866        2,067
Gain on sale of real estate                                               --           --          (109)          --
Equity in Commercial Assets' adjustments for FFO                          55          124           316          209
                                                                 -----------   ----------   -----------  -----------
Funds From Operations (FFO)                                      $     2,154   $    2,495   $     6,737  $     7,266
                                                                 ===========   ==========   ===========  ===========

Weighted average common shares and OP Units outstanding                7,682        6,559         6,979        6,563
                                                                 ===========   ==========   ===========  ===========

For the nine months ended September 30, 2000 and 1999, net cash flows were as follows (in thousands):


                                                                                            Nine Months
                                                                                          Ended September 30
                                                                              --------------------------------------
                                                                                   2000                       1999
                                                                              -------------              -----------
Cash provided by operating activities                                         $     4,528                $     5,089
Cash used in investing activities                                                  (2,223)                    (4,194)
Cash used in financing activities                                                    (469)                      (717)



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

We have a $14.0 million fixed rate, partially amortizing, secured term loan that matures in August 2002. In the event the loan is refinanced at maturity and the rate available exceeds the current fixed rate by 1%, then our annual net income and cash flows would decrease by $134,000 due to increased interest expense.

We have $68.0 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $5.4 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable that mature in 2007 and 2009. We do not have significant exposure to changes in interest rates since the interest rate is fixed for several years.

We have a $3.9 million fixed rate, recourse, secured long-term note payable that is repayable in two annual installments. The implied interest rate on this note is 7.0%. We do not have significant exposure to changing interest rates on this note as the rate is fixed and the note is fully amortizing. In the future, we intend to borrow additional non-recourse, secured, fixed rate, fully amortizing debt in connection with the refinancing of the existing note payable. While changes in interest rates would affect the cost of funds borrowed in the future to refinance the existing debt, we believe that the effect, if any, of near-term changes in interest rates on our financial position, results of operations or cash flows would not be material as the existing debt is fixed rate until June 2002.

                                     PART II
                                OTHER INFORMATION

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

           (a) Common stock, par value $.01 per share - Ownership of shares of the Company's common stock by any person, subject to the board of directors power to grant specific exemptions, may not exceed 5% of the shares outstanding of the Company's common stock.

Item 4.           SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS.

                  A special meeting of the Company's stockholders was held on August 1, 2000. At the meeting, the following matters were approved by stockholders:

                                                                                 Number of Votes Cast
                                                                                 --------------------
                                                                                                        "Abstentions
                                                                    "For"             "Against"         and Non-votes"
                                                                    -----             ---------         --------------
o        Merger with Commercial Assets                            3,730,118               83,023             1,866,328

o        Name change to American Land Lease, Inc.                 4,633,762               98,900               946,807

o        New stock ownership limitations                          3,176,448              616,972             1,886,049



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

    10.14 Promissory Note dated August 10, 2000, between Asset Investors Operating Partnership, L.P. and U. S. Bank National Association.

   10.14(a) Term Loan Agreement dated August 10, 2000, between Asset Investors Operating Partnership, L.P. and U. S. Bank National Association.

   10.14(b)     Security   Agreement  dated  August  10,  2000,   between  Asset
                Investors Operating Partnership, L.P. and U. S. Bank National Association.

   10.14(c) Mortgage, Security Agreement, Financing Statement and Absolute Assignment of Rents and Revenues dated August 10, 2000, between Asset Investors Operating Partnership, L.P. and U. S. Bank National Association.

      27        Financial Data Schedule

(b)      Reports on Form 8-K:

                  The following Current Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q:

                  Current Report on Form 8-K dated August 11, 2000 reporting our acquisition of Commercial Assets, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN LAND LEASE INC.
                                   (Registrant)


Date:  November 14, 2000           By  /s/Bruce E. Moore
                                       --------------------------------------
                                       Bruce E. Moore
                                       President and Chief Financial Officer