Form 10-K405
period 2000-12-31
AMERICAN LAND LEASE INC
filed 2001-04-02
CIK 804138

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

                   For the fiscal year ended December 31, 2000
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________Commission file number 1-9360

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

       Registrant's telephone number, including area code: (727) 726-8868

           Securities registered pursuant to section 12(b) of the Act:

  Title of Each Class                Name of Each Exchange on Which Registered
     Common Stock,                         New York Stock Exchange, Inc.
par value $.01 per share

          Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

As of March 19, 2001, 8,510,567 shares of common stock were outstanding, and the aggregate market value of the shares (based upon the closing price of the common stock on that date as reported on the New York Stock Exchange, Inc.) held by non-affiliates was approximately $59,000,000.

                            AMERICAN LAND LEASE, INC.

                                Table of Contents
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 2000


Item                                                                                                        Page

                                     PART I
1.       Business.........................................................................................   1
              Company Background..........................................................................   1
              2000 Developments...........................................................................   2
              Industry Background.........................................................................   3
              Financial Information about Industry Segments...............................................   4
              Growth and Operating Strategies.............................................................   4
              Competition.................................................................................   7
              Taxation of the Company.....................................................................   7
              Regulation..................................................................................   8
              Insurance...................................................................................   9
              Capital Resources...........................................................................   9
              Restrictions on and Redemptions of Common Stock.............................................   9
              Employees...................................................................................  10
2.       Properties.......................................................................................  10
3.       Legal Proceedings................................................................................  12
4.      Submission of Matters to a Vote of Security Holders...............................................  12

                                     PART II

5.      Market For Registrant's Common Equity and Related Stockholder Matters.............................  13
6.       Selected Financial Data..........................................................................  14
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations............  15
              Results of Operations.......................................................................  15
              Liquidity and Capital Resources.............................................................  21
              Funds From Operations.......................................................................  22
7a.     Quantitative and Qualitative Disclosures About Market Risk........................................  23
8.       Financial Statements and Supplementary Data......................................................  24
9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............  24

                                    PART III

10.      Directors and Executive Officers of the Registrant...............................................  25
11.      Executive Compensation...........................................................................  27
12.      Security Ownership of Certain Beneficial Owners and Management...................................  33
13.     Certain Relationships and Related Transactions....................................................  33

                                     PART IV

14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................................  36



                                      (i)

                                     PART I

Introduction

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this report, our Annual Report to Stockholders and our filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as well as information communicated orally or in writing between the dates of such SEC filings, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include projections relating to our cash flow, dividends, anticipated returns on real estate investments and opportunities to acquire additional communities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of homesites; competition; the availability of real estate assets at prices which meet our investment criteria; our ability to reduce expense levels, implement rent increases, use leverage and other risks set forth in our SEC filings.

In this report, the words "the Company," "we," "our," "ALL" and "us" refer to American Land Lease, Inc., our predecessor, Asset Investors Corporation, a Delaware corporation and, where appropriate, our subsidiaries.

Item 1.  Business.

Company Background

We have been a Delaware corporation since May 25, 1999. Prior to this, we were a Maryland corporation that was formed in 1986. We have elected to be treated for United States federal income tax purposes as a real estate investment trust or "REIT." We are a self-administered and self-managed company in the business of owning, acquiring, developing and managing manufactured home communities. Effective August 11, 2000, we consummated our merger with Commercial Assets, Inc., a publicly-traded REIT that was listed on the American Stock Exchange under the symbol "CAX." As of December 31, 2000, we held interests as owner or ground lessee in 33 manufactured home communities and one recreational vehicle park with a total of 6,350 operational homesites, 1,291 developed homesites, 1,761 undeveloped homesites and 129 recreational vehicle sites. In addition, we manage two communities for third-party owners. Our shares of common stock are listed on the New York Stock Exchange ("NYSE") under the symbol "ANL".

We conduct substantially all of our business through Asset Investors Operating Partnership, L.P. and where appropriate its subsidiary companies (which we collectively refer to as the Operating Partnership). As of December 31, 2000, we owned 87% of the Operating Partnership. Our principal executive offices are located at 2637 McCormick Drive, Clearwater, Florida 33759 and our telephone number is (727) 726-8868.

2000  Developments

Merger  with  Commercial  Assets

Effective August 11, 2000, the Company and Commercial Assets merged. Prior to the merger, the Company owned 2,761,000 shares of Commercial Assets representing approximately 27% of Commercial Assets' issued and outstanding shares. Pursuant to the amended merger agreement, Commercial Assets stockholders, with the exception of the Company and its officers and directors and the officers and directors of Commercial Assets, were provided an election to receive either (1) $5.75 in cash per share of Commercial Assets common stock or (2) 0.4075 shares of our common stock per share of Commercial Assets common stock.

As a result of the merger, we effectively acquired the remaining shares of Commercial Assets by paying $20,418,000 in cash for 3,551,000 Commercial Assets shares and issuing 1,664,000 shares of our Common Stock with a trading value of $20,067,000 for 4,085,000 Commercial Assets shares. The merger with Commercial Assets was recorded using the purchase method of accounting. The aggregate purchase price of $97,372,000 (including the Company's previous investment in Commercial Assets of $18,875,000, assumed liabilities and minority interest of $34,020,000 and transaction costs of 3,992,000) was recorded as follows (in thousands):

         Real Estate                                          $ 60,477
         Investment in real estate joint ventures                1,764
         Cash and cash equivalents                              11,860
         Short term investments                                 10,618
         Investment in home sales                                2,718
         Other assets                                            9,935
         Secured long-term notes payable                       (29,412)
         Accounts payable and accrued liabilities               (4,054)
         Minority interest                                        (554)

The allocation of the purchase price of Commercial Assets is based upon preliminary estimates and is subject to final determination based upon estimates and other evaluations of fair value. Therefore, the allocations reflected above may differ from amounts ultimately determined.

Investment in Home Sales Company

Effective January 1, 2000, a consolidated subsidiary ("Sales Corp.") of the Company acquired all of the manufactured home inventory located at communities owned by the Company or Commercial Assets for $8,452,000. From January through July 2000, the Company owned 65% of the nonvoting common stock of Sales Corp., Commercial Assets owned the remaining 35% of the nonvoting common stock and, in order to comply with tax laws relating to REIT's, certain of the Company's officers owned all of Sales Corp's voting common stock. As a result of the Company's acquisition of Commercial Assets on August 11, 2000, the Company owns all of the nonvoting common stock of Sales Corp. The amounts and components of the purchase price were a follows (in thousands):

     Assumption of secured short-term financing                         $4,594
     Cancellation of participating mortgages and notes receivable        1,805
     Assumption of notes payable                                           403
     Assumption of accounts payable and accrued liabilities, net
       of other assets received                                            649
     Contribution by Commercial Assets                                   1,001
                                                                        ------
                                                                        $8,452
                                                                        ======

Property Sales

On January 5, 2000, we sold a manufactured housing community to a third party in Largo, Florida for $2.5 million in cash and recorded a gain on sale of $107,000.

On December 14, 2000, we sold our interest in the recreational vehicle park to a third party for total consideration of $3.96 million and recorded a gain on sale of $286,000. We retained an indirect preferred minority position in the acquiring entity totaling $400,000. Our retained interest receives a 10% preferred return, payable monthly. We have a continuing right to put our preferred position to the buyer beginning December 14, 2005.

Debt Financings

During the year ended December 31, 2000, the Company issued $16.6 million of long-term fixed rate, fully amortizing non-recourse mortgage notes payable with a weighted average interest rate of 8.05%. Each note is individually secured with no cross-collateralization. The net proceeds of $16.2 million were used to repay existing debt and to continue development of the Company's manufactured home communities.

Acquisition of CADC

Effective January 1, 2000, we purchased four communities and undeveloped homesites at three other communities from entities in which Mr. Gaynor, our Vice President of Development and General Counsel, owns 31% (the "CADC Properties"). During 1999, we held participating mortgages secured by the CADC properties. The purchase price for the CADC Properties was $36,816,000 and was paid as follows:

o Issuance of 44,572 Operating Partnership Units at an assigned value of $496,000,
o    Cancellation of $24,851,000 in loans from us involving the CADC Properties,
o    Assumption of $10,704,000 in third-party debt, and
o    $765,000 cash.

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

The owner of a home in our communities leases from us the site on which the home is located. Typically, the leases are on a month-to-month or year-to-year basis, renewable upon the consent of both parties or, in some instances, as provided by statute. In some circumstances, we offer a 99-year lease to tenants in order to enable the tenant to have some benefits of an owner of real property, including creditor protection laws in some states. These leases can be cancelled, depending on state law, for non-payment of rent, violation of community rules and regulations or other specified defaults. Generally, rental rate increases are made on an annual basis. The size of these rental rate increases depends upon the policies that are in place at each community. The Company may, as an inducement to new home buyers, make rent concessions. Rental increases may be based on fixed dollar amounts, percentage amounts, inflation indexes, or they may depend entirely on local market conditions. We own interests in the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and are responsible for enforcement of community guidelines and maintenance. Each homeowner within the manufactured home communities is responsible for the maintenance of his or her home and leased site, including lawn care in some communities.

The ownership of manufactured home communities, once fully occupied, tends to be a stable, predictable asset class. The cost and effort involved in relocating a home to another manufactured home community generally encourages the owner of the home to resell it within the community.

Financial Information about Industry Segments

We operate in one industry segment, the ownership and management of manufactured housing communities. See the consolidated financial statements including their notes in Item 8 of this report on Form 10-K.

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

We believe that the presentation of FFO provides investors with measurements which help facilitate an understanding of our ability to make required dividend payments, capital expenditures and principal payments on our debt. Since FFO may exclude unusual and nonrecurring expenses as well as depreciation and other real estate related expenses, FFO may be materially different from net income. Therefore, FFO should not be considered as an alternative to net income or net cash flows from operating activities, as calculated in accordance with generally accepted accounting principles, as an indication of our operating performance or liquidity.

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

Our primary objective is to maximize stockholder value by increasing the amount and predictability of FFO less a reserve for capital replacements on a per share basis. We seek to achieve this objective primarily by:

o improving net operating income from our existing portfolio of manufactured home communities;
o acquiring additional communities at values that are accretive on a per share basis; and
o leasing unoccupied sites in our development portfolio; through our home sales division.

Company Policies

Management has adopted specific policies to accomplish our objective of increasing the amount and predictability of our FFO on a per share basis, less a reserve for capital replacements. These policies include:

o selectively acquiring manufactured home communities that have potential long-term appreciation of value through, among other things, rent increases, expense efficiencies and in-community homesite development;
o developing and maintaining resident satisfaction and a reputation for quality communities through maintenance of the physical condition of our communities and providing activities that improve the community lifestyle;
o improving the profitability of our communities through aggressive management of occupancy, community development and maintenance and expense controls;
o    using debt leverage to increase our financial returns;
o using our home sales division to help reduce vacancy rates in our communities;
o reducing our exposure to interest rate fluctuations by utilizing long-term, fixed-rate, fully-amortizing debt to pay off higher cost, short term debt;
o ensuring the continued maintenance of our communities by providing a minimum of $50 per homesite per year for capital replacements;
o seeking to reduce our exposure to downturns in regional real estate markets by diversifying the location of our portfolio of communities. Currently 77% of our properties are in Florida and 21% are in Arizona, based on total homesites; and
o    recruiting and retaining capable community management personnel.

Future Acquisitions

Our acquisition of interests in manufactured home communities takes many forms. In many cases we acquire fee title to the community. Alternatively, when a community has a significant number of unleased homesites, we seek a stable return from the community during the development and lease-up phase while also seeking to participate in future increased earnings after development is completed and the sites are leased. The Company may undertake these activities itself or seek to accomplish this goal by making loans to development companies in return for participating mortgages that are non-recourse to the borrowers and secured by the property. In general, these participating mortgages earn interest at fixed rates and, in addition, participate in profits or revenues from the community.

We believe that acquisition opportunities for manufactured home communities are attractive at this time because of:

o the increasing acceptability of and demand for manufactured homes, as shown by the number of individuals living in manufactured home communities; and
o    the  continued   constraints  on  development  of  new  manufactured   home
     communities.

We are actively seeking to acquire additional communities and we are currently engaged in various stages of negotiations relating to the possible acquisition of a number of communities. The acquisition of interests in additional communities could result in our becoming increasingly leveraged as we incur debt in connection with these transactions.

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

Fees and Earnings from Commercial Assets

Prior to the merger, we managed Commercial Assets and owned approximately 27% of Commercial Assets' common stock. Under the terms of our management agreement with Commercial Assets, we received the following fees:

o Acquisition Fees equal to 0.5% of the cost of each real estate-related asset acquired by Commercial Assets;

o Base Fees equal to 1% per year of the net book value of Commercial Assets' real estate-related assets; and
o Incentive Fees equal to 20% of the amount by which Commercial Assets' FFO, less an annual capital replacement reserve of at least $50 per developed homesite, exceeded (a) Commercial Assets' average net worth, multiplied by
     (b) 1% over the ten year United States Treasury rate.

In the third quarter of 1998, Commercial Assets entered the manufactured home community business and began acquiring interests in manufactured home communities identified by us. As of December 31, 1999, Commercial Assets had acquired interests in 12 communities at a cost of $70 million (including participating mortgages and real estate joint ventures). Commercial Assets paid us $456,862 in Base Fees and $0 in Acquisition Fees during 2000, $565,000 in Base Fees and $205,000 in Acquisition Fees during 1999, and $87,000 in Base Fees and $124,000 in Acquisition Fees in 1998. No Incentive Fees were paid by Commercial Assets during 2000, 1999 or 1998.

Expansion of Existing Communities

We will seek to increase the number of homesites and the amount of earnings generated from our existing portfolio of manufactured home communities through marketing campaigns aimed at increasing occupancy. We will also seek expansion through future acquisitions and expansion of the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. As of December 31, 2000, we held interests in 33 communities with approximately 6,350 operational homesites, 1,291 developed homesites 1,761 undeveloped homesites and 129 recreational vehicle sites.

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

If we qualify for taxation as a REIT, we will generally not be subject to Federal corporate income tax on our net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that generally results from investment in a corporation. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax at regular corporate rates on our taxable income

(including any applicable alternative minimum tax). We have a net operating loss ("NOL") carryover of approximately $95 million and a capital loss carryover of approximately $413,000 which may, subject to some restrictions and limitations, be used to offset taxable income in the event that we fail to qualify as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire in 2001. Additionally, even if we qualify as a REIT, we may be subject to certain state and local income and other taxes, and to Federal income and excise taxes on our undistributed income.

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

Regulation

General

Manufactured home communities, like other housing alternatives, are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. We believe that we have obtained the necessary permits and approvals to operate each of our properties in conformity with these laws.

Americans with Disabilities Act

Our current properties and any newly acquired communities must comply with the Americans with Disabilities Act (the "ADA"). The ADA generally requires that public facilities, such as clubhouses, swimming pools and recreation areas be made accessible to people with disabilities. Many of our communities have public facilities. In order to comply with the ADA requirements, we have made improvements at our communities in order to remove barriers to access. If we should ever fail to comply with ADA regulations we could be fined or we could be forced to pay damages to private litigants. We have made those changes which we believe are appropriate and required by the ADA and we believe that our properties are in compliance with the requirements of the ADA. In the event that we incur any further costs related to ADA compliance we believe these costs can be recovered from cash flow from the individual properties without causing any material adverse effect. If ongoing changes involve a greater expenditure than we currently anticipate, or if the changes must be made on a more accelerated basis than we anticipate, our ability to make expected distributions could be adversely affected.

Rent Control Legislation

State and local laws might limit our ability to increase rents on some of our properties, and thereby, limit our ability to recover increases in operating expenses and the costs of capital improvements. Enactment of rent control laws has been considered from time to time in jurisdictions in which we operate. We presently expect to maintain manufactured home communities and may purchase additional properties in markets that are either subject to rent control laws or in which such legislation may be enacted.

Insurance

We believe that our properties are covered by adequate fire, flood and property insurance policies. It is our policy to purchase insurance policies, which contain commercially reasonable deductibles and limits from reputable insurers. We also believe that we have obtained adequate title insurance policies insuring fee title to properties we have acquired. During 2000, we procured certain insurance coverages jointly with Brandywine Financial Service Corporation.

Capital Resources

We have used our available cash balances, our cash flow and our long-term and short-term financing arrangements to provide working capital to support our operations, to pay dividends and to acquire assets. Future acquisitions will be financed by the most appropriate sources of capital, which may include our available cash balances; undistributed FFO; long-term, secured debt; short-term, secured debt; or the issuance of additional equity securities, including interests in the Operating Partnership. This flexibility allows us to offer more choices of "acquisition currency" to potential sellers of manufactured home communities, including the ability to defer some or all of the tax consequences of a sale. We believe that this flexibility may offer sellers an incentive to enter into transactions with us on favorable terms.

Without further stockholder approval, we are authorized to issue up to 13,000,000 shares of capital stock. As of March 19, 2001, 8,510,567 shares of common stock were outstanding. The Board of Directors is authorized to issue additional classes of stock (including preferred stock) without stockholder approval. Depending upon the terms set by the Board of Directors, the authorization and issuance of preferred stock or other new classes of stock could adversely affect existing stockholders. Future offerings of stock may result in the reduction of the net tangible book value per outstanding share and a reduction in the market price of the stock. We are unable to estimate the amount, timing or nature of such future offerings as any such offerings will depend on general market conditions or other factors. As of March 19, 2001, we have not authorized or issued additional classes of stock.

Restrictions on and Redemptions of Common Stock

To qualify to be taxed as a REIT, we must comply with certain ownership limitations with respect to shares of our Common Stock. Our Certificate of Incorporation provides that no person is permitted to acquire or own, directly or indirectly, more than 5% of the aggregate value of the outstanding shares of any class of our stock unless this restriction is waived by our board of directors. If any unpermitted transfer of shares of our stock would result in a person owning greater than 5% of the aggregate value of the outstanding shares of any class of our stock, all shares that are in excess of the 5% limit will be transferred in trust for the benefit of a charitable beneficiary. Within 90 days of receiving notice from us that shares of stock have been transferred to the trust, the trustee of the trust shall sell the shares held in trust and distribute the proceeds from the sale of the shares in the following manner:

o the prohibited owner whose shares were transferred to the trust will receive the lesser of the amount that the prohibited owner paid for the shares or the amount the trustee receives for shares; and

o any amounts remaining from the sale will be transferred to a charitable beneficiary.

At the end of each year, every owner of more than a prescribed percentage, generally 5%, of the outstanding shares of our stock will be required to provide us with written notice stating the name and address of the owner, the number of shares held and a description of the manner of ownership.

Effective August 11, 2000, the Company's Board of Directors authorized waivers for certain stockholders, including the Operating Partnership (which acquired stock of the Company in connection with its merger with Commercial Assets) and Mr. Terry Considine, from the 5% ownership limitations that generally apply. In the case of Mr. Considine, a special limitation restricts his maximum ownership to 34% of the Company's outstanding Common Stock, reduced, as necessary, to the extent that limited waivers are granted to other stockholders, except for the Operating Partnership.

Employees

Our employees perform various acquisition and management functions. Prior to January 1, 2000, we retained Brandywine Financial Services Corporation and its affiliates to provide our properties with employees that performed property management, maintenance and sales services. Mr. Bruce Moore was the Chief Executive Officer of Brandywine prior to becoming our President and Chief Operating Officer in February 1998. As of December 31, 2000, we employed 223 persons that devoted their full-time attention to our communities. During 2000, certain administrative functions were performed on a shared basis with Brandywine Financial Services Corporation. We reimburse Brandywine for the costs of these employees and certain overhead costs. During 2000, we paid $544,000 to Brandywine as reimbursement for administrative functions and certain overhead costs. None of our employees are represented by a union, and we have never experienced a work stoppage. We believe that we maintain satisfactory relations with our employees.

Item 2.  Properties.

The manufactured home communities in which we have interests are primarily located in Florida and Arizona and are concentrated in or around four metropolitan areas. We hold interests in each of these communities in different forms, including as owner or ground lessee. The following table sets forth the states in which the communities in which we held an interest on December 31, 2000 are located.


                                                                        Number of Sites
                                           --------------------------------------------------------------------------
                           Number of         Operational      Developed           Undeveloped          Recreational
                          Communities         Homesites       Homesites            Homesites          Vehicle Sites
                      -------------------- ---------------- ---------------     ----------------     ----------------
Florida                       20                 4,445          1,082              1,761                  --
Arizona                       11                 1,787            209                 --                 129
New Jersey                     1                    90             --                 --                  --
Pennsylvania                   1                    28             --                 --                  --
                         ----------           ------------    -------------    -----------          ----------

   Total                      33                 6,350          1,291              1,761                 129
                              ==                 =====          =====              =====                ====


The following table sets forth information as of December 31, 2000 regarding each manufactured home community in which we held an interest and those manufactured home communities which we manage for others:


                                                                     Average
                                            Operational              Monthly     RV    Undeveloped  Developed   Year(s) First
   Community                Location         Homesites   Occupancy    Rent     Sites    Homesites   Homesites     Developed
 --------------------------------------------------------------------------------------------------------------------------------
   Owned Communities
   Blue Heron Pines   Punta Gorda, FL            154        100%       $274        --        79       178        1983/1999
   Blue Star          Apache Junction, AZ         22         91         239       129        --        --            1955
   Brentwood          Hudson, FL                  75         92         221        --        --        71            1984
   Brentwood West     Mesa, AZ                   350         97         362        --        --        --         1972/1987
   Caribbean Cove     Orlando, FL                259         99         298        --        --        26            1984
   Casa Encanta       Mesa, AZ                   110         75         380        --        --        --            1970
   Cypress Greens     Lakeland, FL               100        100         190        --        --        164           1986
   Desert Harbor      Apache Junction, AZ        103         95         316        --        --        103           1997
   Fiesta Village     Mesa, AZ                   170         65         304        --        --        --            1962
   Forest View        Homosassa, FL              186        100         272        --        --        123        1987/1997
   Gulfstream Harbor  Orlando, FL                376        100         354        --        --         7            1980
   Gulfstream HarborIIOrlando, FL                292        100         343        --        --        22            1988
   La Casa Blanca     Apache Junction, AZ        198         95         315        --        --        --            1993
   Lakeshore Villas   Tampa, FL                  280         99         350        --        --        --            1972
   Lost Dutchman      Apache Junction, AZ        154        100         266        --        --        106      1971/1979/1999
   Mullica Woods      Egg Harbor City, NJ         90         99         445        --        --        --            1985
   New Era            Tucson & Marana, AZ         38        100         288        --        --        --            1998
   Park Royale        Pinellas Park, FL          258         97         374        --        --        51            1971
   Pinewood           St. Petersburg, FL         220         94         313        --        --        --            1976
   Pleasant Living    Riverview, FL              244        100         290        --        --         2            1979
   Rancho Mirage      Apache Junction, AZ        312         99         332        --        --        --            1994
   Riverside GCC      Ruskin, FL                 225        100         426        --       717        19            1981
   Royal Palm         Haines City, FL            233        100         245        --       165        26            1971
   Salem Farm         Bensalem, PA                28        100         430        --        --        --            1988
   Savanna Club       Port St. Lucie, FL         183         53         158        --       800        150           1999
   Serendipity        Ft. Myers, FL              338         96         289        --        --        --         1971/1974
   Southern Palms     Mesa, AZ                    62         95         224        --        --        --            1961
   Stonebrook         Homosassa, FL              124        100         261        --                  95         1987/1997
   Sun Lake           Grand Island, FL           253        100         315        --                  148           1980
   Sun Valley         Tarpon Springs, FL         261         99         359        --        --        --            1972
   Sun Valley         Apache Junction, AZ        268         98         262        --        --        --            1984
   Westwind I 1       Dunedin, FL                195         98         355        --        --        --            1970
   Westwind II 1      Dunedin, FL                189         99         364        --        --        --            1972
                      -----------------------------------------------------------------------------------------------------------

   Total Communities  33                       6,350         97%       $316       129     1,761       1,291
                                               =====         ===       ====       ===     =====       =====


   Joint Ventures
   Cannery Village 1  Newport Beach, CA           --         --%     $   --        --        30
   White Sands        Apache Junction, AZ         57         96         208        12        --
                                                  --         --         ---        --        --
         Subtotal                                 57         96         208        12        30
                                                  --         --         ---        --        --
   Total communities
   Managed for others                            436         88          --        --        48
                                                 ---         --          --        --        --

                                                 493        184         208        12        78
                                                 ===        ===         ===        ==        ==




1        We are the ground lessee of these communities.

Owned  Properties.   At  December  31,  2000,  we  owned  33  manufactured  home communities and one recreational vehicle park containing approximately 6,350 operational homesites, 1,291 developed homesites, 1,761 undeveloped homesites and 129 recreational vehicle sites. These properties contain, on average, 289 sites, with the largest property containing 1,133 homesites. These properties offer residents a range of amenities, including swimming pools, clubhouses, golf courses and tennis courts.

At December 31, 2000, 23 of these properties are encumbered by mortgage indebtedness totaling $97,564,000. These properties represent approximately
86.1% of our developed homesites. The 23 properties securing our mortgage indebtedness have a combined net book value of approximately $179,500,000 and the indebtedness has a weighted average effective interest rate of 7.8% and a weighted average maturity of 13.87 years. As of December 31, 2000, 92% of our outstanding debt was long-term (over one year) and 8% was short-term (less than one year). See the financial statements included elsewhere in this report on Form 10-K for additional information about our indebtedness.

Properties Involving Participating Mortgages. At December 31, 1999, we held $22,475,000 in a participating mortgage involving seven manufactured home communities containing 535 developed homesites and 2,183 undeveloped homesites. The participating mortgage bore interest at 10% and matures in 2018. Through 2002, interest was payable based on the net cash flow of the secured properties. As additional compensation, we received 50% of both (a) any profits and net cash flows from the properties in excess of the stated interest rate and (b) any net sales proceeds from the properties in excess of the amount of the mortgage. Effective January 1, 2000, we purchased all of the properties securing these mortgages in exchange for the cancellation of $24,851,000 of the participating mortgage and other loans, the payment of $765,000, the issuance of 44,572 units of limited partnership interests in our Operating Partnership valued at $496,000 and the assumption of $10,704,000 of third-party debt.

Item 3.  Legal Proceedings.

The Company is party to various legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole.

 Item 4.  Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of stockholders was held on December 20, 2000. At the meeting, the following matters were approved by stockholders:


                                                                        Number of Votes Cast
                                                                        --------------------

                                                     "For"        "Against"        "Abstentions and Non-Votes"
                                                     -----        ---------        ---------------------------
Election of directors:  Todd Sheets               6,280,523        123,361                     ---
Reduction of  the Company's authorized capital
stock from 50,000,000 to 13,000,000 shares        3,797,536        628,251                  1,978,097


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters. Our common stock is listed on the NYSE under the symbol "ANL." Prior to our merger with Commercial Assets, we were listed on the NYSE under the symbol "AIC." The high and low closing sales prices of the shares of common stock as reported on the NYSE Composite Tape and certain dividend information for the periods indicated were as follows:


                                                 High                          Low                      Dividends
                                             ---------------               -------------               -------------
    2000
    First Quarter                             $   12-1/16                   $   10-3/4                   $  .25
    Second Quarter                              11-15/16                        10-7/8                      .25
    Third Quarter                                 12-1/16                     11-5/16                       .25
    Fourth Quarter                                11-9/16                       9-9/16                      .25

    1999
    First Quarter                             $   15-1/16                   $       12                   $  .25
    Second Quarter                                15-5/16                      12-1/16                      .25
    Third Quarter                                14-15/16                       12-1/2                      .25
    Fourth Quarter                                13-5/16                     10-11/16                      .25

    1998
    First Quarter                             $    20-7/8                   $       16                   $   --
    Second Quarter                                19-5/16                       15-7/8                      .25
    Third Quarter                                 17-5/16                      13-5/16                      .25
    Fourth Quarter                               14-15/16                       12-1/8                      .25


As of March 19, 2001, 8,510,567 shares of common stock were issued and outstanding and were held by 2,658 stockholders of record. We estimate that there were an additional 10,000 beneficial owners on that date whose shares were held by banks, brokers or other nominees.

As a REIT, we are required annually to distribute to stockholders at least 95% (90% beginning in 2001) of our "REIT taxable income," which, as defined by the Code and Treasury regulations, is generally equivalent to net taxable ordinary income. We measure economic profitability and intend to pay regular dividends to our stockholders based on FFO, less an annual reserve for capital replacements of at least $50 per developed homesite, during the relevant period. The future payment of dividends, however, will be at the discretion of the Board of Directors and will depend on numerous factors including, our financial condition, capital requirements, the annual distribution requirements under the provisions of the Code applicable to REITs, and such other factors as the Board of Directors deems relevant.

In April 2000, 6,900 shares of common stock were issued to three non-employee directors in lieu of annual director fees as a private placement of our securities. In addition, two non-employee directors received compensation in the same amount that was applied against notes receivable held by the Company for common stock purchases. The $11.00 per share value was equal to the closing stock price on April 18, 2000.

Item 6.  Selected Financial Data.

Our selected financial data set forth below has been derived from and should be read in conjunction with our audited consolidated financial statements including their notes. Financial data as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, is included elsewhere in this report on Form 10-K.

Operating and Balance Sheet Data (in thousands, except per share data):


RENTAL PROPERTY OPERATIONS                                       2000         1999         1998          1997        1996
                                                      --------------------------------------------------------------------
Rental and other property revenues                           $ 20,578      $14,987      $10,479       $ 3,104         $-
Revenue  on participating mortgages and leases                    612        2,976        3,174             -          -
Equity in earnings of rental property joint ventures                -            -            -           466          -
Property operating expenses                                   (8,331)      (5,262)      (4,039)       (1,398)          -
Depreciation                                                  (5,681)      (3,870)      (2,685)         (693)          -
                                                      --------------------------------------------------------------------
Income from rental property operations                          7,178        8,831        6,929         1,479          -
                                                      --------------------------------------------------------------------

Sales operations
Home sales revenues                                            12,655            -            -             -          -
Cost of home sales                                           (10,430)            -            -             -          -
Selling and marketing expenses                                (3,206)            -            -             -          -
Interest expense allocation                                     (251)            -            -             -          -
Minority interest in sales operations                             272            -            -             -          -
                                                      --------------------------------------------------------------------
Loss from sales operations                                      (960)            -            -             -          -
                                                      --------------------------------------------------------------------

Service Operations
Property management income, net                                   157          207          156            69          -
Commercial Assets management fees                                 335          564          155             -          -
Amortization of management contracts                           (1,866)      (2,757)      (2,894)         (744)         -
                                                      --------------------------------------------------------------------
Loss from service operations                                   (1,374)      (1,986)      (2,583)         (675)          -

Equity in earnings of Commercial Assets                           686          872          975         3,663      1,875
General and administrative expenses                            (1,798)      (1,530)      (1,393)       (1,612)    (2,938)
Interest and other income                                         960          306          921         4,774     11,649
Interest expense                                               (3,948)      (3,846)      (2,485)         (368)       (88)
Income tax benefit                                                  -          400            -             -          -
Loss from early extinguishment of debt                              -          (75)           -             -          -
Reincorporation expenses                                            -         (120)           -             -          -
Costs incurred to acquire management contract                       -            -       (2,092)       (6,553)         -
Elimination of dividend equivalent rights                           -            -            -             -       (825)
Gain on sale of real estate                                       393            -            -             -          -
Gain on sale of bonds                                               -            -            -         6,484          -
                                                      --------------------------------------------------------------------

          Income before minority interest in Operating          1,137        2,852          272          7192      9,673
                                           Partnership
            Minority interest in Operating Partnership           (163)        (446)         (60)           62         --
                                                                -----       ------         ----        ------     ------

                                            Net income           $974       $2,406         $212        $7,254     $9,673
                                                                 ====       ======         ====        ======     ======
                                    Per share amounts:
                                        Basic earnings          $0.16        $0.43        $0.04         $1.44      $1.97
                                                                =====        =====        =====         =====      =====
                                      Diluted earnings           $016        $0.43        $0.04         $1.43      $1.95
                                                                =====        =====        =====         =====      =====
                                        Dividends paid          $1.00        $1.00        $0.75         $1.45      $1.85
                                                                =====        =====        =====         =====      =====

           Weighted -average common shares outstanding          6,244        5,538        5,094         5,022      4,919
                                                                =====        =====        =====         =====      =====
       Weighted-average common shares and common share
                               equivalents outstanding          6,244        5,544        5,113         5,061      4,966
                                                                =====        =====        =====         =====      =====




   BALANCE SHEET DATA                               2000            1999          1998          1997          1996
                                                 -----------     -----------    ----------    ---------     ---------

   Real estate, before accumulated                $209,207        $115,993       $101,941       $ 41,419    $     --
        depreciation
   Real estate, net of accumulated                 196,969         108,745         98,563       40,726            --
      depreciation
   Investments in participating mortgages
        and joint ventures                              --          22,475         27,604       25,415            --
   Investment in Commercial Assets                      --          19,486         20,706       20,866        19,361
   Total assets                                    216,302         159,093        158,226      119,161        90,344

   Secured long-term notes payable                  89,697          53,994         40,506       10,677            --
   Secured short-term financing                      7,867           2,610         10,500           --            --
   Minority interest in Operating                   15,387          15,236         25,649       22,362            --
        Partnership and other entities
   Stockholders' equity                             97,535          83,852         78,636       83,515        86,365



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          RESULTS OF OPERATIONS FOR THE
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

Comparison of 2000 to 1999

Rental Property Operations

Rental and other property revenues from our owned properties totaled $20,578,000 in 2000 compared to $14,987,000 in 1999, an increase of $5,591,000 or 37.3%. The total increase consisted of:

                                                  2000                1999
                                              -------------       -------------
                                                       (in thousands)
 1999 acquisitions                               $  1,596            $    542
 2000 acquisitions                                  4,498                  --
 2000 disposals                                       862               1,215
 "Same store" properties                           13,622              13,230
                                              -------------       -------------
 Total                                           $ 20,578            $ 14,987
                                              =============       =============

We refer to properties which we owned throughout both 1999 and 2000 as "same store" properties.

The revenue increase achieved across the entire portfolio for all properties which were either owned by the Company, Commercial Assets or subject to a participating mortgage throughout 1999 and 2000 was 5.0%. The increase consisted of (in thousands):


                                                                        2000                 1999
                                                                    --------------       -------------
     Owned by the Company                                                $ 13,622            $ 13,230
     Owned by Commercial Assets                                             1,342               1,287
     Subject to participating mortgage                                      1,747               1,400
                                                                    --------------       -------------
          Total                                                          $ 16,711            $ 15,917
                                                                    ==============       =============

Property operating expenses from our owned properties totaled $8,331,000 in 2000 compared to $5,262,000 in 1999, an increase of $3,069,000, or 58.3%. The increase consisted of:


                                                           2000             1999
                                                       -------------    -------------
                                                               (in thousands)
        1999 acquisitions                               $    455         $     98
        2000 acquisitions                                  2,508               --
        2000 disposals                                       793              874
        "Same store" properties                            4,575            4,290
                                                     -------------    -------------
        Total                                           $  8,331         $  5,262
                                                     =============    =============


The expense increase achieved across the entire portfolio for all properties which were either owned by the Company, Commercial Assets or subject to a participating mortgage throughout 1999 and 2000 was 8.9%. The increase consistent of (in thousands):


                                                                          2000                1999
                                                                    -----------------    ----------------
     Owned by the Company                                                    $ 4,575             $ 4,290
     Owned by Commercial Assets                                                  484                 314
     Subject to participating mortgage                                           785                 760
                                                                    -----------------    ----------------
          Total                                                              $ 5,844             $ 5,364
                                                                    =================    ================


Revenue on participating mortgages and leases was $612,000 in 2000 compared to $2,976,000 in 1999. The $2,364,000 decrease was related to our purchase on January 1, 2000 of seven communities for which a portion of the consideration paid was the cancellation of participating mortgages totaling $24,851,000.

Depreciation expense increased from $3,870,000 in 1999 to $5,681,000 in 2000 due to acquisitions of manufactured home communities during 2000, continued investment in our developing properties, and our acquisitions as a result of our merger with Commercial Assets.

Sales Operations

Effective January 1, 2000, we acquired Brandywine Home Sales Corporation, which previously conducted home sales activities at our properties. We now engage in this business through our home sales subsidiary in order to accelerate the rate of absorption at our development properties through the origination of new ground leases. Through the date of our merger with Commercial Assets, we owned 65% of the home sales business with the balance owned by Commercial Assets. In 2000, our home sales business resulted in an additional 180 new homesites being leased across the total portfolio compared to 147 in 1999, a 22% increase.

We report the results for our home sales activity in accordance with accounting principles generally accepted in the United States. As a result, we have reported a loss from our home sales operation in 2000 equal to $1,232,000, including the minority interest owned by Commercial Assets through the date of the merger.

We view our home sales results as an investment in future cash flow streams to be generated by ground leases of land held for development within our portfolio. We evaluate the home sales activities on the same return on investment basis that we use for acquiring other stabilized properties. The leases originated in 2000 by our home sales subsidiary are estimated to result in a first year return on investment of 9.95%, as shown below:


      Sites Leased                                                                       180
      Estimated first year annualized profit on leases originated                   $477,654
      Development costs of sites leased                                           $3,568,996
      Loss from home sales business                                               $1,232,000
      Total Costs incurred to originate leases                                    $4,800,996
      Estimated first year annualized return on investment                              9.95%


Service Operations During 2000, we earned $157,000 in property management income as compared to $207,000 during 1999. The $50,000 decrease is as a result of several management contracts that were not renewed in 2000.

Fee revenue from managing Commercial Assets was $335,000 in 2000 and $564,000 in 1999. The decrease is due to our merger with Commercial Assets on August 11, 2000, at which time we ceased earning fee revenue.

Amortization of management contracts decreased from $2,757,000 for 1999 to $1,866,000 for 2000. Coincident with our merger with Commercial Assets, we amortized the remaining cost of $638,000 of our contracts to manage Commercial Assets.

Equity in Earnings of Commercial Assets

Income from our 27% interest in Commercial Assets until our merger in August 2000 was $686,000 for 2000, compared to $872,000 for 1999. Our interest in the earnings of Commercial Assets terminated with the merger on August 11, 2000. Due to our 27% interest in Commercial Assets until our merger in August 2000, however, during 2000 and 1999, $124,000 and $205,000, respectively, of the management fees paid by Commercial Assets to us have been reported by us as equity in earnings of Commercial Assets in accordance with generally accepted accounting principles.

General and Administrative Expenses

Our general and administrative expenses were $1,798,000 in 2000 and $1,530,000 in 1999. The $268,000 increase is primarily due to the merger of the Company with Commercial Assets, increased franchises taxes and the incremental costs associated with consolidating corporate offices to Florida from Denver, Colorado and Chadds Ford, Pennsylvania.

Interest and Other Income

Interest and other income was $960,000 in 2000 and $306,000 in 1999. A portion of the increase relates to earnings from other assets acquired in our merger with Commercial Assets, which totaled $176,000. The remaining increase is accounted for by nonrecurring income during the 2000 year comprised primarily of:

o    $265,000 of income due to a change in estimate of accrued liabilities,
o $50,000 of income resulting from a forfeited deposit by a potential purchase of one of our communities, and
o $102,000 interest income on notes receivable due from officers for stock purchases.

Interest Expense

Interest expense was $4,199,000 (including interest expense related to home sales activities) during 2000 and $3,846,000 during 1999. The $353,000 increase is primarily due to higher outstanding balances in the 2000 period, interest on debt assumed in connection with the CADC acquisition and the merger with Commercial Assets, increased interest rates on short-term borrowing, and increased interest expense related to the sales operations.

Income Tax Benefit

A subsidiary recorded a loss for income tax purposes in 1999. As a result, it carried back the tax loss for a refund of income taxes paid by the subsidiary in 1997. This is reflected as a benefit totaling $400,000 in 1999 for which no corresponding benefits were generated in 2000.

Loss from Early Extinguishment of Debt

In 1999, we prepaid a $2.2 million note payable and paid a $75,000 prepayment penalty. There was no such activity in 2000.

Reincorporation  Expenses

In  1999,  we  incurred  $120,000  of  nonrecurring   expenses  related  to  our
reincorporation in Delaware. There was no such activity in 2000.

Comparison of 1999 to 1998

Rental Property Operations

Rental and other property revenues from our owned properties totaled $14,987,000 in 1999 compared to $10,479,000 in 1998, an increase of $4,508,000, or 43.0%.
The total increase consisted of:

                                                     1999             1998
                                                 -------------    -------------
                                                        (in thousands)
    1998 acquisitions                               $  7,079         $  3,477
    1999 acquisitions                                    542               --
    "Same store" properties                            7,366            7,002
                                                 -------------    -------------
                                                 =============    =============
    Total                                           $ 14,987         $ 10,479
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

Revenue on participating mortgages and leases was $2,976,000 in 1999 compared to $3,174,000 in 1998. The $198,000 decrease was primarily due to a decrease in the amount invested in these mortgages during 1999.

Service Operations

During 1999, we earned $207,000 in property management income as compared to $156,000 during 1998. The $51,000 increase is primarily due to an increase in the number of properties that we managed for Commercial Assets.

Fee revenue from managing Commercial Assets was $564,000 in 1999 and $155,000 in 1998. The $409,000 increase is due to Commercial Assets' investments in communities beginning in August 1998. We do not earn fees on cash and short-term investments held by Commercial Assets which is what Commercial Assets primarily held in 1998.

Amortization of management contracts decreased from $2,894,000 for 1998 to $2,757,00 for 1999 due to our acquisition in February 1998 of two communities which we previously managed.

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

General and Administrative Expenses

Our general and administrative expenses were $1,530,000 for 1999 and $1,393,000 for 1998. The $137,000 increase is primarily due to increases in the number of personnel.

Interest and Other Income

Interest and other income was $306,000 in 1999 and $921,000 in 1998. The $615,000 decrease occurred primarily because prior to June 1998, we had $20 million in cash which we had invested in manufactured home communities by June 30, 1998.

Interest Expense

Interest expense was $3,846,000 during 1999 and $2,485,000 during 1998. The $1,361,000 increase is primarily due to borrowings used to acquire manufactured home communities after June 1998.

Income Tax Benefit

A subsidiary recorded a loss for income tax purposes in 1999. As a result, it carried back the tax loss for a refund of income taxes paid by the subsidiary in 1997. There was no such activity for 1998.

Loss from Early Extinguishment of Debt

In 1999, we prepaid a $2.2 million note payable and paid a $75,000 prepayment penalty. Reincorporation Expenses In 1999, we incurred $120,000 of nonrecurring expenses related to our reincorporation in Delaware.

Costs Incurred to Acquire Management Contract

In 1998, we issued 120,000 OP Units to our former manager because we achieved certain returns from our investments in manufactured home communities. We expensed in 1998 the $2,092,000 value assigned to the OP Units. We did not have these costs in 1999.

NOL and Capital Loss Carryovers

At December 31, 2000, our NOL carryover for income tax purposes was approximately $95,000,000 and our capital loss carryover for income tax purposes was approximately $413,000. Subject to some limitations, the NOL carryover may be used to offset all or a portion of our REIT taxable income, and as a result, to reduce the amount of income that we are required to distribute to stockholders to maintain our status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009 and the capital loss carryover is scheduled to expire in 2001.

Dividend Distributions

During 2000, we distributed $7,075,000 ($1.00 per share) to holders of common stock and OP Units compared to 1999 distributions of $6,591,000 ($1.00 per share) to holders of common stock and OP Units compared and 1998 distributions of $4,916,000 ($0.75 per share). Fifty-one percent of the 2000 dividends, sixty-eighty percent of 1999 dividends, and eighty percent of 1998 dividends constituted return of capital distributions for federal income tax purposes and are not taxable to the stockholders to the extent of their tax basis in their stock.

                         LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, we had cash and cash equivalents of $1,217,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties, payments of dividends to stockholders and distributions made to limited partners in the Operating Partnership.

Our net cash provided by operating activities was $6,468,000 during 2000 compared to $5,764,000 during 1999. The $704,000 increase was primarily the result of a $1.3 million net decrease in inventory, other assets and liabilities, a $0.4 million gain on sale of real estate; and a $0.2 million reduction in our equity in earnings of Commercial Assets offset partially by a $0.5 million decrease in accrued interest on participating mortgages, and an $0.8 million decrease in income before depreciation, amortization, minority interest.

In 2000, the net cash used in investing activities was $4,681,000, compared with $5,410,000 in 1999. The decrease in net cash used is primarily due to the proceeds from the sale of real estate in the 2000 period of $3.9 million; offset by items related to the merger with Commercial Assets resulting in a net use of $1.6 million and uses for purchase of real estate in 2000 of $1.8 million. Additional decreases relate to the excess of capital replacements and improvements in 2000 over amounts advanced under participating mortgages for the underlying properties in 1999.

Net cash used by financing activities was $1,140,000 in 2000 compared with 1999 in which $1,210,000 was used by financing activities. The changes between 2000 and 1999 relate to a $1.3 million decrease in refinancing net proceeds, a $0.5 million increase in dividends and distributions, offset by contributions for minority interest in subsidiary of $1.8 million in the 2000 period.

We have a $15 million line of credit with a bank which matures in May 2001. The line of credit is secured by real estate owned by the Company with a book value of $19,911,000 at December 31, 2000. Advances under this line of credit bear interest based upon the bank's reference rate. At December 31, 2000, $7.9 million was outstanding on this line of credit bearing interest at 9.5%.

As of December 31, 2000, 91% of our real estate and 83% of our total assets were encumbered by debt. We had total outstanding indebtedness of $97.6 million, all of which was secured by various manufactured home communities. Of our indebtedness, $89.7 million, or 92%, was secured long-term notes payable and $7.9 million, or 8%, was secured short-term financing. As of December 31, 2000, $4.9 million of the secured long-term notes payable bears interest at variable rates based on the Bank's "Reference" Rate. The weighted-average effective interest rate on our secured long-term notes payable was 7.62% at December 31, 2000. The weighted-average interest rate on our secured short-term financing was 9.50% at December 31, 2000. Our secured long-term notes payable had a weighted average maturity of 15.05 years at December 31, 2000.

We expect to meet our long-term liquidity requirements in excess of 12 months through long-term and short-term secured borrowings, the issuance of OP Units and other equity securities and cash generated by operations.

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

For 2000, 1999, and 1998, our FFO was as follows (in thousands):


                                                                   2000            1999                 1998
                                                               ------------     ----------           ----------
      Income before minority interest in Operating
      Partnership                                               $  1,137         $  2,852             $    272
           Real estate depreciation, including joint
               ventures                                            5,681            3,870                2,685
           Amortization of management contracts                    1,866            2,757                2,894
           Costs incurred to acquire management
               contract                                               --               --                2,092
           Gain on sale of real estate                              (393)              --                   --
           Nonrecurring income, net                                   (7)             (63)                  --
           Equity in Commercial Assets' adjustments for FFO          316              340                  146
                                                                  ------           --------             -------
           Funds From Operations (FFO)                            $8,600           $  9,756             $ 8,089
                                                                  ======           ========             =======

     Weighted average common shares and OP Units outstanding       7,290              6,565               6,540
                                                                  ======           ========             =======


For 2000, 1999, and 1998, our net cash flows were as follows (in thousands):



                                                                  2000             1999                 1998
                                                               -----------      -----------          ------------
           Cash provided by operating activities               $  6,468         $   5,764            $   6,841
           Cash used in investing activities                     (4,681)           (5,410)             (58,897)
           Cash provided by (used in) financing activities
                                                                 (1,140)           (1,210)              31,680


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is through our various debt instruments and borrowings and through changes in interest rates. The following is a list of these debt instruments and borrowing arrangements.

We have $64.7 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have a $3.9 million, fully amortizing, recourse note issued at a discount of 7.0%. We do not have significant exposure to changing interest rates on this note.

We have $16.1 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed.

We have a $4.9 million recourse, secured note payable that bears interest at the 30-day London Interbank Offered Rate ("LIBOR") plus 2.0%. If LIBOR increased immediately by 1%, our annual net income and cash flows would decrease by $49,000 due to an increase in interest expense on this note payable, based on the outstanding balance at December 31, 2000.

As of December 31, 2000, the scheduled principal amortization and maturity payments for the Company's secured notes payable and secured long-term debt are as follows (in thousands):


             Year                      Amortization                  Maturities                      Total
             ----                      ------------                  ----------                      -----
         2001                              $2,245                       $1,795                     $ 4,040
         2002                               2,270                        6,594                       8,864
         2003                               2,280                           --                       2,280
         2004                               2,441                           --                       2,441
         2005                               2,622                           --                       2,622
         Thereafter                                                                                 69,450
                                                                                                   -------
                                                                                                   $89,697
                                                                                                   =======


We have a recourse, secured line of credit that bears interest at the Bank's "Reference" rate. As of December 31, 2000, the outstanding balance was $7.9 million. If the Bank's "Reference" rate increased immediately by 1%, then our annual net income and cash flows would decrease by $79,000 due to an increase in interest expense on this line of credit, based on the outstanding balance at December 31, 2000.

Item 8.  Financial Statements and Supplementary Data.

The report of independent auditors, consolidated financial statements and schedules listed in the accompanying index are filed as part of this report and incorporated herein by reference. See "Index to Financial Statements" on page F-1 .

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

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


          Name            Age    First Elected                    Position(s) Held with the Company
---------------------------------------------------------------------------------------------------------------------
Terry Considine           53  September 1996      Chairman of the Board of Directors (Class II)
                                                  and Chief Executive Officer
Thomas L. Rhodes          61  September 1996      Vice Chairman of the Board of Directors and Independent Director
                                                  (Class III) and Member of the Compensation Committee and the
                                                  Audit Committee.
Bruce E. Moore            58  February 1998       Director (Class III), President
Bruce D. Benson           62  October 1996        Independent Director (Class II) Chairman of the Compensation
                                                  Committee and Member of the Audit Committee
Todd W. Sheets            42  December 2000       Independent Director (Class I), Chairman of the Audit Committee
                                                  and Member of Compensation Committee
Robert G. Blatz           39  February 1999       Chief Operating Officer, Secretary
Joseph W. Gaynor          55  January 2000        Vice President-Development, General Counsel
Shannon E. Smith          35  October 2000        Chief Financial Officer, Treasurer



Terry Considine has been our Chairman of the Board of Directors and Chief Executive Officer since April 1998. From September 1996 to April 1998, Mr. Considine served as Co-Chairman of the Board of Directors and Co-Chief Executive Officer of the Company. Mr. Considine also served as Chairman of the Board of Directors and Chief Executive Officer of Commercial Assets, Inc. ("CAX") until its merger with the Company on August 11, 2000. He is the sole owner of Considine Investment Co. and has also been the Chairman of the Board of Directors and Chief Executive Officer of Apartment Investment and Management Company ("AIMCO"), a NYSE listed Real Estate Investment Trust, since July 1994.

Thomas L. Rhodes has been our Vice Chairman of the Board of Directors of the Company since April 1998. From September 1996 to April 1998, Mr. Rhodes served as Co-Chairman of the Board of Directors and Co-Chief Executive Officer of the Company. Mr. Rhodes also served as Vice Chairman of the Board of Directors of CAX until its merger with the Company on August 11, 2000. Mr. Rhodes serves as a member of the Audit Committee and the Compensation Committee. Mr. Rhodes has also been a Director of AIMCO, since July 1994. Mr. Rhodes has served as the President and a Director of National Review magazine since 1992. From 1976 to 1992, he held various positions at Goldman, Sachs & Co. and was elected a General Partner in 1986. He currently serves as a Director of Delphi Financial Group, Inc. and its subsidiaries, Delphi International, Ltd., Oracle Reinsurance and The Lynde and Harry Bradley Foundation.

Bruce E. Moore was appointed our President and Chief Operating Officer in February 1998. Mr. Moore resigned from his position as Chief Operating Officer, Secretary and Treasurer of the Company in November 2000. He also served as

President and Chief Operating Officer of Commercial Assets until its merger with the Company. Mr. Moore is the founder and was the Chief Executive Officer of Brandywine Financial Services Corporation and its affiliates, a private real estate firm specializing in various aspects of the real estate industry, including asset management, consulting, development, property management, brokerage and capital formation. He is a certified public accountant, holds a Masters in Accounting and a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania. Mr. Moore is a director and past president of the Media Youth Center, and a past advisory-board member for the Department of Recreation and Intercollegiate Athletics for the University of Pennsylvania. In addition, Mr. Moore is a member of the National Association of Real Estate Investment Trusts and the International Council of Shopping Centers.

Bruce D. Benson has served as a Director of the Company and Commercial Assets since October 1996 and previously served as a Director of the Company from February 1992 through November 1993. In February 1998, Mr. Benson became the Chairman of the Company's Compensation Committee. For the past 36 years, he has been President and owner of Benson Mineral Group, Inc., a domestic oil and gas production company located in Denver, Colorado. He is also Chairman, Chief Executive Officer and President of United States Exploration, Inc., an oil and gas exploration company listed on the American Stock Exchange. He serves on numerous Boards of Trustees and Boards of Directors, including Past Chairman, Denver Zoological Foundation; Past Chairman and Past President, Boy Scouts of America, Denver Area Council; Trustee Emeritus and Past President of the Board of Trustees, Berkshire School, Sheffield, Massachusetts; Past Trustee, Smith College, Northampton, Massachusetts; Past Chairman, Colorado Commission on Higher Education; and past member, Board of Directors, University of Colorado Foundation; and Chairman of the Total Learning Environmental Capital Campaign of the University of Colorado. In 1994, he was the Republican nominee for the Governor of Colorado.

Todd W. Sheets has served as a director since November 2000 and is the Chairman of the Audit Committee and a member of the Compensation Committee. Since May 2000, Mr. Sheets has served as the Managing Director of Pinehill Capital Partners, Inc. From 1985 through 2000, Mr. Sheets was an investment banker at Raymond James & Associates, Inc., where he was Managing Director of the real estate department. Mr. Sheets initiated and led Raymond James' practice in the area of publicly traded real estate companies including the completion of over $8 billion in public equity offerings, private equity financings, and mergers and acquisition activities. In the late 1980's, he was President and Director of the firm's "Recovering Markets Program", which ultimately acquired over $80 million of apartment properties in the Southeastern United States from distressed sellers. He also served on Raymond James' Investment Policy Committee, which provides asset allocation advice to investment clients. Mr. Sheets began his career as a CPA with Arthur Anderson & Company. He received a B.A. in accounting from the University of Iowa in 1981 and was an Elijah Watt Sells award winner for his scores on the 1981 CPA exam.

Robert G. Blatz was appointed Chief Operating Officer and Secretary in November 2000. Mr. Blatz has functioned as our Executive Vice President since February 1999 and was appointed to his current position in September 1999. From June 1998 until joining the Company he served as a Senior Associate for Coopers & Lybrand (predecessor to PricewaterhouseCoopers) as a consultant for management and financial systems. From May 1993 to June 1998, he was with the Heritage Foundation, a public policy organization, most recently as its Vice President and Chief Financial Officer. From May 1983 to May 1993, he served as an officer in the United States Army, in a variety of positions and assignments. Mr. Blatz received a BS from the United States Military Academy and an MBA from The George Washington University.

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

Shannon E. Smith was appointed Chief Financial Officer in February 2001. Mr. Smith joined the Company in October 2000 as Chief Accounting Officer and Treasurer. From March 1997 to October 2000, Mr. Smith served as vice president and chief financial officer of Jemison-Demsey Holding Company, and other entities controlled by Jemison Investment Company. Jemison-Demsey Holding Company manages interests in the flat-rolled steel service center business and metal building component manufacturing business. From March 1991 to September 1996, Mr. Smith served as the chief financial officer and Director for Schuler Industries, Inc. Schuler Industries was a diversified company with interests in multi-family and commercial real estate assets, capital equipment leasing, the manufacture of environmental service equipment and steel fabrication. Mr. Smith began his career as a CPA with Ernst and Young in 1987. He is a graduate of Birmingham-Southern College and is a Certified Public Accountant.

There are no arrangements or understandings pursuant to which any of our directors or executive officers were selected as directors or officers. Except as described above, none of our directors or executive officers have been involved in any legal proceedings during the past five years that are material to an evaluation of the ability or integrity of such persons.

Compliance With Section 16(a) of the Exchange Act

Our executive officers and directors, and persons who own more than 10% of the Company's common stock, are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership of securities of the Company with the Securities and Exchange Commission and the New York Stock Exchange, Inc. Copies of those reports also must be furnished to us. Based solely upon a review of the copies of reports furnished to us, we believe that for the year ended December 31, 2000, all filing requirements were timely met by our executive officers, directors and beneficial owners of more than ten percent of our stock.

Item 11.  Executive Compensation.

In 2000, neither Mr. Considine nor Mr. Moore received any cash compensation in their capacities as Chief Executive Officer and President, respectively. Mr. Blatz received total salary and bonus in 2000 of $178,000 as Chief Operating Officer. Mr. Gaynor received total salary and bonus in 2000 of $150,000 as Vice

President and General Counsel. Mr. Gaynor also received $84,000 in connection with mortgage refinancing services. Mr. Becker served as Chief Financial Officer until his resignation effective October 1, 2000. His salary earned prior to his termination was $112,500. Shannon Smith joined the Company in October 2000 and was appointed Chief Financial Officer in February 2001.

In his capacity as an executive officer, Mr. Gaynor received options to acquire shares of our common stock. Neither Messrs. Considine, Moore, Becker nor Blatz, each of whom is a stockholder of the Company, was at any time on or prior to December 31, 2000 granted options to acquire shares of our common stock other than in their capacities as executive officers.

The following tables sets forth, in summary form, the compensation paid by the Company to each individual who served as its Chief Executive Officer, President, and three executive officers of the Company during 2000 whose salary exceeded $100,000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE


                                                                                                     Long Term
                                                                           Annual                   Compensation
                                                                        Compensation                   Awards
                                                                     ---------------------      ---------------------
                                                                                                     Securities
                                                                                                     Underlying
Name and Principal Positions                           Year               Salary ($)                Options (#)
---------------------------------------------      -------------     ---------------------      ---------------------
Terry Considine                                        2000                   -                          -
Chief Executive Officer                                1999                   -                          -
                                                       1998                   -                        300,000

Bruce E. Moore                                         2000                   -                          -
President                                              1999                   -                         25,000
                                                       1998                   -                        250,000

Robert G. Blatz                                        2000                178,000                       -
Chief Operating Officer                                1999                101,000                      80,000
                                                       1998                   -                          -

Joseph W. Gaynor(1)                                    2000                150,000                     80,000
Vice President and General Counsel                     1999                   -                          -
                                                       1998                   -                          -

David M. Becker(2)                                     2000                112,500                       -
Chief Financial Officer                                1999                150,000                      10,000
                                                       1998                150,000                      40,000


(1)      Mr. Gaynor joined the Company in January 2000.
(2)      Mr. Becker left the Company effective October 1, 2000.

The following tables set forth certain information regarding stock options granted to the Named Executive Officers during 2000:

                        OPTION GRANTS IN LAST FISCAL YEAR



                                                                                              Potential Realizable
                        ---------------------------------------------------------------        Value at Assumed
                           Number of       % of Total                                        Annual Rates of Stock
                          Securities         Options                                        Price Appreciation for
                          Underlying       Granted to                                             Option Term
                           Options        Employees in       Exercise      Expiration      --------------------------
         Name             Granted (#)     Fiscal Year     Price ($/sh)(2)     Date            5% ($)       10% ($)
      -----------       ---------------  --------------   ---------------  ------------    --------------------------
Terry Considine                 --               --%               --             --               --            --
Bruce E. Moore                  --               --%               --             --               --            --
Robert G. Blatz                 --               --%               --             --               --            --
Joseph W. Gaynor            80,000 (1)        100.0%          11.0000          04/18/10          553,600     1,402,400
David Becker                    --               --%               --             --               --            --


 (1) During 2000, Mr. Gaynor received options constituting nonqualified stock options to purchase 80,000 shares of common stock under the 1998 Stock Incentive Plan. One-half of these options were vested on the date of grant and the remainder vest in equal installments on each of the each of the first three anniversaries after the respective date of grant.
(2) The exercise price is equal to the fair market value of the common stock on the date of grant.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES


                                                                                                  Value of
                                                                  Number of Securities          Unexercised In-
                                                                 Underlying Unexercised            the-Money
                                                                    Options at Fiscal          Options at Fiscal
                                Shares            Value               Year-end (#)                 Year-end ($)
                               Acquired         Realized              Exercisable/                 Exercisable/
          Name             On Exercise (#)       ($)(1)               Unexercisable             Unexercisable (2)
          ----             ---------------       ------               -------------             ------------------
Terry Considine                   --               --               226,093(3)/99,990                   $0
Bruce E. Moore                    --               --                166,667/108,333                     0
Robert G. Blatz                   --               --                 13,333/26,667                      0
Joseph W. Gaynor                40,000             --                  0/40,000                          0
David Becker                      --               --               20,000(4)/ 30,000                    0


(1) Represents the product of (A) the difference between (i) the closing price of the common stock on the NYSE on the exercise date and (ii) the option exercise price and (B) the number of securities underlying such options.
(2) The value of unexercised in-the-money options is calculated by multiplying (A) the number of securities underlying such options by (B) the difference between (i) the closing price of the common stock at December 31, 2000 and (ii) the option exercise price. All exercise prices were in excess of the closing price at December 31, 2000; therefore, there is no value.
(3) Includes 5,754 Commercial Assets, Inc. options converted into options to acquire shares of the Company's Common Stock on August 11, 2000 as a result of the merger.
(4)    The 20,000 options exercisable were not exercised and therefore expired.

Director Compensation

Under the existing 1998 Stock Incentive Plan, on the date of the 2000 annual stockholders meeting, all of our non-employee directors received an automatic grant of options to acquire 2,800 shares of the Company's Common Stock with an exercise price equal to the closing price of the Company's Common Stock on such date. Such options were immediately exercisable and have a term of 10 years.

Under the 1998 Stock Incentive Plan, all of our non-employee directors will automatically receive annual grants of market-price options to acquire 2,800 shares of the Company's Common Stock on the date of each annual stockholders meeting. These options will be immediately exercisable upon grant and have a term of ten years.

Compensation Committee Interlocks and Insider Participation

During 2000, Messrs. Benson, Sheets, and Rhodes served on the compensation committee. Mr. Considine served as Chairman of the Board and Chief Executive Officer of the Company and Commercial Assets, Mr. Rhodes served as Vice Chairman of the Board of the Company and Commercial Assets and Mr. Benson served on Commercial Assets' Compensation Committee. Mr. Considine is Chairman of the Board and Chief Executive Officer of Apartment Investment and Management Company ("AIMCO") and Mr. Rhodes serves on the compensation committee of AIMCO.

Compensation Committee Report on Executive Compensation

The  three   directors  who  are  not  members  of  management   constitute  the
Compensation Committee. The Compensation Committee:

o    determines the compensation of the Chief Executive Officer;
o reviews and approves the compensation of other corporate officers holding executive positions;
o    reviews the general compensation and benefit practices of the Company; and
o    administers our compensation and stock incentive plans.

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

BASE COMPENSATION. The compensation committee determined 2000 Base Compensation for the Chief Executive Officer, reviewed and approved 2000 Base Compensation for other senior management based upon the recommendation of the Chief Executive Officer and considered such 2000 Base Compensation reasonable. Base Compensation for the Chief Executive Officer for 1998-2000 consists of options to purchase 300,000 shares of the Company's Common Stock at $19.375 per share.

DISCRETIONARY COMPENSATION. For 2000, the Compensation Committee considered, among other things:

o the achievement of the 2000 objective for per share FFO, less $50 reserve per home site;
o    our growth in size and complexity during 2000;
o the number and size of 2000 acquisitions by Commercial Assets and their financings;
o    the achievement of a proposed merger agreement with Commercial  Assets; and
o    our total return for 2000 as compared to the Morgan Stanley REIT Index.

Discretionary Compensation was awarded to Robert G. Blatz during 2000 equal to $48,000.

INCENTIVE COMPENSATION. The Compensation Committee bases Incentive Compensation primarily by reference to "Excess Value Added," calculated as the amount, if any, by which our total return exceeds total returns achieved by other real estate investment trusts (as measured by the Morgan Stanley REIT Index) multiplied by the weighted average market value of our stock and OP Units outstanding during the measurement period.

In 2000, our total return was a negative 3% which was less than the 27 % Total Return of the Morgan Stanley REIT Index. Accordingly, the Compensation Committee awarded no Incentive Compensation in 2000 to the Chief Executive Officer and approved no awards to other senior management except with respect to Mr. Gaynor.

CHIEF EXECUTIVE OFFICER. In determining the compensation for the Chief Executive Officer, the Compensation Committee considered, among other things, our 2000 financial performance:

o    Total Return for 2000 of a negative 3%;
o    completion of the merger with Commercial Assets; and
o increase in leasing of previously unleased homesites from 44 in 1998, 147 in 1999, to 184 in 2000.

EQUITY TRANSACTIONS IN SUPPORT OF COMPENSATION OBJECTIVES

The Compensation Committee has determined that we are well served by the alignment of interest that occurs when senior management has the same financial interests as do other stockholders. To promote this end, the Compensation Committee and the Board of Directors have:

o structured Board annual compensation to be paid in stock options and annual director's fees paid in stock with meeting fees paid in cash;
o structured Base Compensation of Chief Executive Officer and President for 1998-2000 entirely in options to acquire stock at 19.375 a share.


     Date:  March 19, 2001                         BRUCE BENSON (CHAIRMAN)
                                                   TODD W. SHEETS
                                                   THOMAS L. RHODES

Performance Graph

The following graph compares the change in the cumulative total return of the Company's Common Stock for the period from March 31, 1997, which was the quarter-end immediately prior to the date we made our first investment in manufactured home communities, through December 31, 2000, with (1) the cumulative total return of the Standard & Poor's 500 Stock Index and (2) a peer group consisting of Chateau Communities, Inc., Sun Communities, Inc. and Manufactured Home Communities, Inc., each a company in the manufactured home community business.

The following graph was prepared based on the following assumptions: (1) an initial investment of $100 was invested at the close of business on March 1, 1997 in (a) Common Stock of the Company; (b) stock of the companies in the Standard & Poor's 500 Index; and (c) stock of the companies in our peer group index; and (2) All dividends received were reinvested. The stock price performance shown on the following graph is not necessarily indicative of future price performance.

[OBJECT OMITTED]


Name                                                3/31/97     12/31/97     12/31/98    12/31/99     12/31/00
----                                                -------     --------     --------    --------     --------

Company                                              $100          $120        $ 76        $ 67         $ 60
S&P 500                                              $100          $128        $165        $200         $180
Peer Group                                           $100          $125        $125        $117         $136


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth, as of March 19, 2001, the number of shares of our common stock beneficially owned by (1) each person known by us to be a beneficial owner of more than 5% of our common stock; (2) all directors, individually, and each executive officer that holds our common stock, individually; and (3) all of our directors and executive officers as a group, which information was furnished in part by each such person.


                                                                     Amount and Nature   Shares and OP Units
                                                                      of Beneficial          Percent of
        Name of Beneficial Owner (1)                                    Ownership            Class (2)
       -----------------------------                                    ---------            ---------
Terry Considine (3)                                                        907,497               10.7%
Thomas L. Rhodes (4)                                                       349,937                4.1%
Bruce E. Moore (5)                                                         328,146                3.9%
Bruce D. Benson (6)                                                        203,893                2.4%
Robert G. Blatz (7)                                                         53,333                *
Joseph W. Gaynor (8)                                                        61,747                *
Shannon E. Smith                                                            40,000                *
Todd W. Sheets (9)                                                           2,800                *
The Wilder Corporation of Delaware (10)                                    601,891                7.1%
Artisan Partners Limited Partnership                                       496,900                5.8%
All directors and executive officers as a group (8 persons)              1,947,353               22.9%


* Denotes ownership of less than 1% of the outstanding shares of the Company's common stock.

(1) Includes, where applicable, shares owned by such person's minor children and spouse and by other related individuals and entities. Unless otherwise indicated, such person has sole voting and investment power as to the shares listed and such person's address is 2637 McCormick Drive, Clearwater, Florida 33759. Excludes units of limited partnership of Asset Investors Operating Partnership ("OP Units") that are not redeemable within 60 days.
(2) All shares which a person had the right to acquire within 60 days after March 19, 2001 were deemed to be outstanding for the purpose of computing the "Percent of Class" owned by such person but were not deemed to be outstanding for the purpose of computing the "Percent of Class" owned by any other person. At March 19, 2001, 8,510,567 shares were outstanding.
(3) Includes 222,189 shares held by family partnerships in which Mr. Considine serves as a general partner. Includes 326,083 options exercisable and 266,130 OP Units redeemable within 60 days.
(4) Includes 113,831 options exercisable and 168,037 OP Units redeemable within 60 days.
(5) Includes 8,721 shares held by Brandywine Real Estate Management Services Corporation, an entity in which Mr. Moore owns a 50% interest, and 265,000 options exercisable and 25,355 OP Units redeemable within 60 days.
(6) Includes 52,363 options exercisable and 75,160 OP Units redeemable within 60 days.
(7)  Includes 13,333 options exercisable within 60 days.
(8) Includes 2,600 shares held by the Joseph William Gaynor Family Trust dated 10-28-83 of which Mr. Gaynor is the sole trustee.
(9)  Includes 2,800 options exercisable within 60 days.
(10) Includes 56,960 OP Units redeemable within 60 days and 544,931 shares.


Item 13.  Certain Relationships and Related Transactions.

Transactions involving Messrs. Moore and Gaynor. During 1999, two property management companies (collectively, "AIC Property Management") received property management and accounting fees of $672,000 from communities in which we own an interest and $172,000 from communities in which Commercial Assets owned an interest. We owned 50% of AIC Property Management and Community Management Investors Corporation ("CMIC") owned 50% of AIC Property Management. Mr. Moore owned 35% and Mr. Gaynor owned 20% of CMIC. In order for AIC Property Management to provide the above services, AIC Property Management utilized staff and resources of Brandywine Financial Services Corporation and its affiliates ("Brandywine"). Mr. Moore is the founder and was the Chief Executive Officer of Brandywine prior to his appointment as our President and Chief Operating Officer. Effective January 1, 2000, we purchased, through a subsidiary, CMIC's 50% interest in AIC Property Management for a $2,120,000 promissory note that was scheduled to mature January 2001. We prepaid the note in full in September 2000 and paid $126,000 in interest on the note in 2000.

Prior to the merger with Commercial Assets, the Company, through certain partially owned subsidiaries (the "Management Subsidiaries"), held its interest in AIC Property Management and provided management and related services to Commercial Assets and others. The Company owned non-voting stock of the Management Subsidiaries, and in order to allow us to maintain our REIT status for federal income tax purposes, Messrs. Considine and Rhodes directly and indirectly held the voting stock. In September 2000, the Company acquired the interests of Messrs. Considine and Rhodes in the Management Subsidiaries for consideration in the amount of approximately $24,500 each. The consideration was paid in the form of cancellation of notes payable, including accrued interest.

Brandywine Commercial Services Corporation ("Services Corp."), an affiliate of Brandywine, provided maintenance services to both our communities and Commercial Assets communities. Mr. Moore owned 50% of Services Corp. during 1999. Services Corp. received fees of $1,725,000 from our communities and $658,000 from Commercial Assets communities for maintenance services provided during 1999. Effective January 1, 2000, we purchased 100% of Services Corp.'s assets and operations for $30,000 and the assumption of leases on equipment used by Services Corp.

Brandywine Home Sales Corporation ("Homes Corp."), an affiliate of Brandywine, provided real estate brokerage services for both new home sales and existing home resales in our communities. During 1999, Sales Corp. received commissions from us, Commercial Assets or the homeowner depending on the circumstances. Mr. Moore owned 50% of Homes Corp. during 1999. Homes Corp. received sales commissions during 1999 as follows:

           From our communities                                $  45,000
           From Commercial Assets communities                     46,000
           From homeowners                                       293,000

Effective January 1, 2000, we acquired, through a subsidiary substantially all of Homes Corp.'s activities and its inventory of homes located at our communities for (a) $100,000 cash, (b) the assumption of $493,000 in the third-party debt, and (c) the cancellation of $64,000 in loans from us. In order to allow us to maintain our REIT status for federal income tax purposes, Messrs. Considine and Rhodes owned the voting common stock of the subsidiary.

During 2000, Brandywine Financial Services Corporation, an affiliate of Brandywine, provided back office support to both our communities and our corporate office located in Florida. Mr. Moore owned 50% of Brandywine Financial Services during 2000. Brandywine Financial Services received fees of $544,000 from us for services provided in 2000.

Effective January 1, 2000, we purchased four communities and undeveloped homesites at three other communities from entities in which Mr. Gaynor, Vice President of Development and General Counsel, owns 31% (the "CADC Properties"). During 1999, we held participating mortgages secured by the CADC properties. The purchase price for the CADC Properties was $36,816,000 and was paid as follows:

o    Issuance of 44,572 OP Units at an assigned value of $496,000,
o    Cancellation of $24,851,000 in loans from us involving the CADC Properties,
o    Assumption of $10,704,000 in third-party debt, and
o    $765,000 cash.

We have owned and leased a recreational vehicle park and golf courses which we would not otherwise be permitted to operate under the tax rules governing REITs to AIC RV Management Corp. ("AIC RV Management") and CR Golf Course Management, LLC ("CR Golf"), entities that are owned equally by Messrs. Considine
(indirectly) and Rhodes. During 2000 and 1999, AIC RV Management paid us aggregate lease payments of $354,000 and $366,000, respectively. During 2000, we earned $264,000 on the leases with CR Golf.

On December 14, 2000, we sold our interest in the recreational vehicle park to a third party for total consideration of $3,960,000 and recorded a gain on sale of $286,000. We retained an indirect preferred minority position in the acquiring entity totaling $400,000. Our retained interest receives a 10% preferred return, payable monthly. We have a continuing right to put our preferred position to the buyer beginning December 14, 2005.

In conjunction with the sale of the recreational vehicle park, we terminated our ground lease with AIC RV Management that originally was scheduled to expire in 2022 and paid a lease termination fee of $186,000 to AIC RV Management.

On April 18, 2000, the Company loaned $440,000 to Mr. Gaynor, our Vice President-Development and General Counsel, which he used to exercise certain stock options granted to him by the Company in 1999. The loan bears interest at 7.5% and matures April 18, 2010.

Formation of Taxable REIT Subsidiary

During 2000, certain subsidiaries of the company and other entities engaged in activities and received fees that would not otherwise be permitted under the tax rules governing REITs during the year. In order to allow us to maintain our REIT status for federal income tax purposes, including activities related to home sales, golf course, and certain utilities operations, Messrs. Considine and Rhodes, directly or indirectly, equally owned the outstanding voting securities issued by these entities. We own all of the outstanding non-voting common stock of certain of these entities.

H.R. 1180, the Work Incentives Improvement Act of 1999 (the "Act") was enacted on December 17, 1999 and contained several provisions known as the REIT Modernization Act. Among other provisions, the Act allowed a REIT to own up to 100% of the stock of a Taxable REIT Subsidiary ("TRS") that can provide services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. The Act was effective beginning in 2001.

After the enactment of the Act, the Company is permitted to own voting control of Taxable REIT Subsidiaries which provide certain services which cannot be provided directly by the Company. As a result and as of January 1, 2001, the

Company has agreed to buy, and Messrs. Considine and Rhodes have agreed to sell, their entire interest, which included voting control in these entities and "preferred stock subsidiaries," for consideration including cancellation or assumption of amounts due under lease agreements.

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

(a)(3)   The Exhibit Index is included on page 37 of this report.

(b)      Reports on Form 8-K for the quarter ended December 31, 2000

         No current reports on Form 8-K were filed by the Company during the fourth quarter of 2000

                          INDEX TO FINANCIAL STATEMENTS

AMERICAN LAND LEASE, INC.                                                                                 Page

Financial Statements:

         Report of Independent Auditors.................................................................    F-2
         Consolidated Balance Sheets as of December 31, 2000 and 1999...................................    F-3
         Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.........    F-4
         Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999
             and 1998...................................................................................    F-5
         Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.....    F-6
         Notes to Consolidated Financial Statements.....................................................    F-7

Financial Statement Schedules:

         Schedule III -- Real Estate and Accumulated Depreciation.......................................    F-22
         Schedule IV -- Mortgage Loans on Real Estate...................................................    F-24



                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
American Land Lease, Inc.


         We have audited the accompanying consolidated balance sheets of American Land Lease, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the consolidated financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Land Lease and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects the information set forth therein.

                                                            /s/Ernst & Young LLP

Denver, Colorado
February 21, 2001 (except for Note T, as to which the date is March 9, 2001)

                   AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                              December 31,
                                                                                              ------------
                                                                                        2000                   1999
                                                                                        ----                   ----

ASSETS
Real estate, net of accumulated depreciation of $12,238 and $7,248                      $  196,969            $  108,745
Investments in participating mortgages                                                          --                22,475
Cash and cash equivalents                                                                    1,217                   570
Investment in Commercial Assets                                                                 --                19,486
Inventory                                                                                    6,476                    --
Other assets, net                                                                           11,640                 7,817
                                                                                            ------                 -----
       Total Assets                                                                       $216,302            $  159,093
                                                                                          ========            ==========

LIABILITIES
Secured long-term notes payable                                                           $ 89,697  $             53,994
Secured short-term financing                                                                 7,867                 2,610
Accounts payable and accrued liabilities                                                     5,816                 3,401
                                                                                             -----                 -----
                                                                                           103,380                60,005
                                                                                           -------                ------

COMMITMENTS AND CONTINGENCIES                                                                   --                    --

MINORITY INTEREST IN OPERATING PARTNERSHIP                                                  14,811                15,197
MINORITY INTEREST IN OTHER ENTITIES                                                            576                    39

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 1000 shares authorized, no
   shares issued or outstanding                                                                 --                    --
Common stock, par value $.01 per share; 12,000 shares authorized;
   8,355 and 5,633 shares issued; 7,222 and 5,603 shares outstanding
   (excluding treasury stock), respectively                                                     84                    56
Additional paid-in capital                                                                 277,455               239,381
Notes receivable on common stock purchases                                                    (964)                 (588)
Dividends in excess of accumulated earnings                                               (159,603)             (154,547)
Treasury stock, 1,133 and 30 shares at cost, respectively                                  (19,437)                 (450)
                                                                                          --------                 -----
                                                                                            97,535                83,852
                                                                                          --------                ------
       Total Liabilities and Stockholders' Equity                                       $  216,302            $  159,093
                                                                                        ==========            ==========


                See Notes to Consolidated Financial Statements.

                   AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                                            For the Years Ended December 31,
                                                                            --------------------------------
                                                                         2000           1999             1998
                                                                         ----           ----             ----
   RENTAL PROPERTY OPERATIONS
   Rental and other property revenues                                $  20,578        $  14,987        $  10,479
   Revenue on participating mortgages and leases                           612            2,976            3,174
   Property operating expenses                                          (8,331)          (5,262)          (4,039)
   Depreciation                                                         (5,681)          (3,870)          (2,685)
                                                                     ---------        ---------        ---------
   Income from rental property operations                                7,178            8,831            6,929


    SALES OPERATIONS
    Home sales revenue                                                  12,655               --               --
      Cost of home sales                                               (10,430)              --               --
      Selling and marketing expenses                                    (3,206)              --               --
      Interest expense allocation                                         (251)              --               --
      Minority interest in sales operations                                272               --               --
                                                                     ---------        ---------        ---------
      Loss from sales operations                                          (960)              --               --


   SERVICE OPERATIONS
   Property management income, net                                         157              207              156
   Commercial Assets management fees                                       335              564              155
   Amortization of management contracts                                 (1,866)          (2,757)          (2,894)
                                                               ---------------- ---------------- ----------------
   Loss from service operations                                         (1,374)          (1,986)          (2,583)

   Equity in earnings of Commercial Assets                                 686              872              975
   General and administrative expenses                                  (1,798)          (1,530)          (1,393)
   Interest and other income                                               960              306              921
   Interest expense                                                     (3,948)          (3,846)          (2,485)
   Costs incurred to acquire management contract                            --               --           (2,092)
   Income tax benefit                                                       --              400               --
   Reincorporation expenses                                                 --             (120)              --
   Gain on Sale of real estate                                             393               --               --
   Loss from early extinguishment of debt                                   --              (75)              --
                                                               ---------------  ---------------- ---------------

   Income before minority interest                                       1,137            2,852              272
   Minority interest in Operating Partnership                             (163)            (446)             (60)
                                                               ---------------- ---------------- ----------------

   Net income                                                        $     974        $   2,406        $     212
                                                                     =========        =========        =========

   Basic earnings per share                                          $    0.16        $    0.43        $    0.04
                                                                     =========        =========        =========
   Diluted earnings per share                                        $    0.16        $    0.43        $    0.04
                                                                     =========        =========        =========

   Weighted average common shares outstanding                            6,244            5,538            5,094
                                                                     =========        =========        =========
   Weighted average common shares and common share equivalents
     outstanding                                                         6,244            5,544            5,113
                                                                     =========        =========        =========

   Dividends paid per share                                          $    1.00        $    1.00        $    0.75
                                                                     =========        =========        =========



                See Notes to Consolidated Financial Statements.

                   AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                                                                   Notes        Dividends In
                                                                   Additional   Receivable on     Excess of                Total
                                                Common Stock        Paid-In      Common Stock    Accumulated  Treasury Stockholders'
                                             Shares      Amount     Capital      Purchases        Earnings      Stock     Equity
                                             ------      ------     -------      ---------        --------      -----     ------

BALANCES - DECEMBER 31, 1997                   5,108     $  51      $231,221   $       --        $(147,757)    $    --    $83,515

   Issuance of Common Stock                       29        --           434           --               --          --        434
   Repurchase of Common Stock                   (121)       (1)       (1,707)          --               --          --     (1,708)
   Net income                                     --        --            --           --              212          --        212
   Dividends                                      --        --            --           --           (3,817)         --     (3,817)
                                            --------     -----    ----------   ----------      -----------     -------   --------
BALANCES - DECEMBER 31, 1998                   5,016        50       229,948           --         (151,362)         --     78,636

   Net proceeds from issuance of Common
     Stock                                       617         6         9,433         (588)              --          --      8,851
   Purchases of treasury stock                    --        --            --           --               --        (450)      (450)
   Net income                                     --        --            --           --            2,406          --      2,406
   Dividends                                      --        --            --           --           (5,591)         --     (5,591)
                                            --------     -----    ----------   ----------      -----------     -------   --------
BALANCES - DECEMBER 31, 1999                   5,633        56       239,381         (588)        (154,547)       (450)    83,852
                                            --------     -----    ----------   -----------     ------------    --------  --------

   Common Stock issued as consideration
     for Commercial Assets common stock        2,675        27        37,559           --               --     (18,875)    18,711
   Common Stock issued for services
     rendered                                      7        --            76           --               --          --         76
   Purchase of stock by officers                  40         1           439         (440)              --          --         --
   Purchases of treasury stock                    --        --            --           --               --        (112)      (112)
   Repayment of notes receivable from
     officers                                     --        --            --           64               --          --         64
   Net income                                     --        --            --           --              974          --        974
   Dividends                                      --        --            --           --           (6,030)         --     (6,030)
                                            --------     -----    ----------   ----------      ------------   --------    ---------
BALANCES - DECEMBER 31, 2000                   8,355     $  84    $  277,455   $     (964)     $  (159,603)   $(19,437)   $  97,535
                                            ========     =====    ==========   ==========      ============   ========    =========



                See Notes to Consolidated Financial Statements.

                   AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 For the Years Ended December 31,
                                                                                 --------------------------------
                                                                                2000        1999              1998
                                                                                ----        ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                 $   974    $   2,406         $     212
   Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation and amortization                                              8,016        6,792             5,962
     Minority interest in Operating Partnership and sales                        (207)         446                60
       operations
     Equity in earnings of Commercial Assets                                     (476)        (666)             (917)
     Gain on sale of real estate                                                 (393)          --                --
     Costs incurred to acquire management contract                                 --           --             2,073
     Accrued interest on participating mortgages and other                       (708)      (1,179)             (566)
     Decrease in inventory                                                        863           --                --
     Net (increase) decrease in operating assets and liabilities               (1,601)      (2,035)               17
                                                                                -----       ------           -------
       Net cash provided by operating activities                                6,468        5,764             6,841
                                                                                -----       ------           -------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of real estate                                                    (1,769)        (858)          (57,832)
   Notes receivable advances                                                      (51)          --                --
   Investments in participating mortgages, net                                     --       (5,500)           (1,611)
   Proceeds from sale of short-term investments                                10,618           --                --
   Capital replacements and improvements                                       (6,856)        (488)             (531)
   Dividends from Commercial Assets                                             1,077        1,436             1,077
   Principal collections and indemnifications on non-agency MBS                   618           --                --
   Distributions from real estate joint ventures                                   26           --                --
   Proceeds from the sale of assets                                             3,920           --                --
   Cash received in connection with Acquisitions                               11,860           --                --
   Cash paid for merger related costs                                          (3,706)          --                --
   Purchase of Commercial Asset stock                                         (20,418)          --                --
     Net cash used in investing activities                                     (4,681)      (5,410)          (58,897)
CASH FLOWS FROM FINANCING ACTIVITIES
   Payment of Common Stock dividends                                           (6,030)      (5,591)           (3,817)
   Payment of distributions to minority interest in Operating                  (1,045)      (1,000)
   Proceeds from secured short-term financing                                      --           --            10,500
   Principal paydowns on secured short-term financing                          (1,457)      (1,690)               --
   Proceeds from secured long-term notes payable borrowings                    30,351       10,925            30,280
   Collections of notes receivable on Common Stock Purchases                       39          134                --
   Contributions for minority interest in subsidiary                            1,782           --                --
   Payment of loan costs, including costs from interest rate hedges              (620)        (385)           (2,060)
   Principal paydowns on secured long-term notes payable                      (24,160)      (3,637)             (451)
   Repurchase of Common Stock                                                      --           --            (1,708)
   Proceeds from the issuance of Common Stock, net of costs                        --           34                35
                                                                              -------       ------           -------
     Net cash provided by (used in) financing activities                       (1,140)      (1,210)           31,680
                                                                              -------       ------           -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                  647         (856)          (20,376)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR
                                                                                  570        1,426            21,802
                                                                              -------       ------           -------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $ 1,217       $  570           $ 1,426
                                                                              =======       ======           =======


                See Notes to Consolidated Financial Statements.

                            AMERICAN LAND LEASE, INC.
             (formally Asset Investors Corporation) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2000

A.       The Company

American  Land Lease,  Inc.  ("ALL" and,  together  with its  subsidiaries,  the
"Company") formerly Asset Investors Corporation ("AIC") is a Delaware corporation that owns and operates manufactured home communities and has elected to be taxed as a real estate investment trust ("REIT"). Prior to May 25, 1999, ALL was a Maryland corporation. Effective May 25, 1999, Asset Investors Corporation ("AIC") stockholders approved its reincorporation in Delaware. ALL's Common Stock, par value $.01 per share ("Common Stock"), is listed on the New York Stock Exchange under the symbol "ANL." In May 1997, ALL contributed its net assets to Asset Investors Operating Partnership, L.P. (the "Operating Partnership") in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership's initial capital.

Interests in the Operating Partnership held by limited partners other than ALL are referred to as "OP Units". The Operating Partnership's income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The Operating Partnership records the issuance of OP Units and the assets acquired in purchase transactions based on the market price of the Company's common stock at the date of the execution of the purchase contract. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of common stock. After holding the OP Units for one year the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of common stock in lieu of cash. At December 31, 2000, the Operating Partnership had 1,045,000 OP units outstanding, excluding those owned by ALL. ALL owned 87% of the Operating Partnership as of December 31, 2000.

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

B.       Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership and all majority owned subsidiaries. The minority interest in the Operating Partnership represents the OP Units which are redeemable at the option of the holder. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in Commercial Assets, Inc. prior to its merger with American Land Lease, Inc. was recorded under the equity method.

Rental Properties and Depreciation

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of December 31, 2000, management believes that no impairments exist based on periodic reviews. No impairment losses were recognized for 2000, 1999 and 1998.

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

Investments in Participating Mortgages

The Company had loans in 1999 secured by real estate which provide for an interest rate return plus up to 50% of net profits, cash flows and sales proceeds from the secured real estate. The Company accounts for these investments as loans when (a) the Company does not have an interest in the borrower and either (b) the borrower has a substantial equity investment in the real estate collateral or (c) the Company has recourse to other substantial tangible assets of the borrower. As such, the Company records interest income based on the rate provided for in the loan and records its share of any net profits or gains from the sale of the underlying real estate when realized. If the above requirements are not met, then the loan is accounted for as an equity investment in real estate under the equity method of accounting.

Amortization

Included in other assets is the cost related to the acquisition of management contracts, which was being amortized over a period of three years. In conjunction with our merger with Commercial Assets, the remaining unamortized cost of the contracts were expensed.

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

Sales of manufactured homes by the Company are recorded upon the closing of the home sale transaction and passing title to the purchaser.

Deferred Financing Costs

Fees and costs incurred in obtaining financing are capitalized. Such costs are amortized over the terms of the related loan agreements using the effective interest method and are charged to interest expense.

Income Taxes

ALL has elected to be taxed as a REIT as defined under the Internal Revenue Code of 1986, as amended (the "Code"). In order for ALL to qualify as a REIT, among other requirements, specified percentages of its income and assets must consist of certain qualifying categories. The activities of consolidated subsidiaries that (a) owned interests in property management contracts, (b) managed Commercial Assets and (c) sell homes might not qualify if conducted by ALL, although ALL's share of dividend income received from these entities generally would qualify for these purposes.

As a REIT, ALL generally will not be subject to federal income taxes at the corporate level if it distributes at least 95% of its REIT taxable income to its stockholders (or 90% beginning in 2001). REITs are also subject to a number of other organizational and operational requirements. If ALL fails to qualify as a REIT in any taxable year, its taxable income will be subject to federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if ALL qualifies as a REIT, it may be subject to certain state and local income taxes and to federal income and excise taxes on its undistributed income.

At December 31, 2000, ALL's net operating loss ("NOL") carryover was approximately $95,000,000 and its capital loss carryover was approximately $413,000. The NOL carryover may be used to offset all or a portion of ALL's REIT income, and as a result, to reduce the amount that ALL is required to distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009, and the capital loss carryover is scheduled to expire in 2001.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of Common Stock outstanding during each year. Diluted earnings per share reflect the effect of dilutive, unexercised stock options of 1,000, 6,000 and 19,000 for 2000, 1999 and 1998, respectively. Stock options and shares issued for non-recourse notes receivable of 775,000, 339,000 and 108,000 for 2000, 1999 and 1998, respectively, have been excluded from diluted earnings per share as their effect would be anti-dilutive.

Capitalized Interest

Interest  is   capitalized  on  sites  under   development   during  periods  of
construction or development. During 2000, 1999, and 1998, capitalized interest was $2,236,000, $94,000 and $32,000, respectively.

Treasury Stock

Prior to August 2000, the Company owned approximately 27% of Commercial Assets' common stock. In connection with the August 2000 merger of the Company and Commercial Assets, these shares of Commercial Assets were converted into 1,125,000 shares of the Company's Common Stock at the date of the merger and have been recorded as treasury stock for accounting purposes (see Note C). During 1999, Commercial Assets purchased 114,000 shares of the Company's Common Stock. Consequently, the Company had an interest in approximately 30,000 shares of its Common Stock and had recorded this as treasury stock. These 114,000 shares of the Company's Common Stock were cancelled in August 2000 as a result of the Company's merger with Commercial Assets.

Statements of Cash Flows

The Company considers cash maintained in bank accounts, money market funds and highly-liquid investments with an initial maturity of three months or less to be cash and cash equivalents. The Company made interest payments of $5,751,000, $3,631,000, and $1,975,000 for 2000, 1999, and 1998 respectively.

Non-cash operating, investing and financing activities for 2000, 1999 and 1998 were as follows (in thousands):


                                                                                        2000          1999       1998
                                                                                        ----          ----       ----
Issuance of Common Stock for:
     Conversion of OP Units                                                            $  --    $    8,668    $    --
     Services                                                                             76           150        120
     Notes receivable                                                                    440           588        278
Real estate and other assets acquired in merger with Commercial Assets:
     By assumption of notes payable                                                   29,412            --         --
     By assumption of accounts payable and accrued
        liabilities                                                                    4,054            --         --
     By assumption of minority interest                                                  554            --         --
     By issuance of common stock, net of treasury stock                               20,067            --         --
     Reclassification of investment in Commercial Assets to
        treasury stock                                                                18,875            --         --
Investments in participating mortgages:
     For other assets                                                                     --           165         --
     By issuance of OP Units                                                              --            --         17
Real estate acquired:
     By cancellation of participating mortgages and assumption of payables            23,333        12,734         --
     From earn-out agreements                                                             --            --         52
     For issuance of OP Units                                                            496            --      2,145
     By assumption of notes payable                                                    4,904            --         --
     By assumption of accounts payable and accrued liabilities, net of other
         assets received                                                               2,186            --         --
     For issuance of note payable                                                      1,740            --         --
Receivables from minority interest in subsidiaries                                         4            --        319
Inventory acquired
     By assumption of short-term financing                                             4,594            --         --
     By cancellation of participating mortgages                                        1,063            --         --
     By assumption of accounts payable and accrued liabilities, net of other
         assets received                                                                 311            --         --
     By minority interest in subsidiary                                                1,404            --         --
Purchase of minority interest in subsidiaries by cancellation of receivables              41           351         --
Purchase of property management contracts for note receivable                            380            --         --
Reclassification of investment in Commercial Assets to treasury stock                     --           450         --
Cancellation of intercompany balances as a result of the merger                        4,426            --         --
Other assets, net of liabilities assumed, for minority interest in subsidiary             97            --         --
Cancellation of notes receivable for services                                             52            --         --
Long-term debt assumed by purchaser of real estate                                     2,800            --         --
Escrow of long-term debt proceeds                                                        400            --         --
Acquisition of treasury stock by cancellation of note receivable                         112            --         --
Preferred minority interest in real estate sold                                          400            --         --
Short-term financing extended to long-term debt                                           --         6,200         --


Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the 1999 and 1998 consolidated financial statements to conform to the classifications used in the current year. Such reclassifications have no material effect on the amounts as originally presented.

Non-agency MBS Bonds

The Company's non-agency MBS bonds were acquired at a significant discount to par value. The amortized cost of the non-agency MBS bonds was equal to the outstanding principal amount net of unamortized discount and allowances for credit losses. Earnings from non-agency MBS bonds were recognized based upon the relationship of cash flows received during the period and estimates of future cash flows to be received over the life of the bonds. The Company classified its non-agency MBS bonds as available-for-sale, carried at fair value in the financial statements. Unrealized holding gains on available-for-sale securities were are excluded from earnings and reported as a net amount in stockholders' equity until realized

C.       Merger with Commercial Assets

Effective August 11, 2000, the Company and Commercial Assets, Inc. merged. Prior to the merger, the Company owned 2,761,000 shares (approximately 27%) of the common stock of Commercial Assets. Pursuant to the amended merger agreement, Commercial Assets shareholders, with the exception of the Company and its officers and directors and the officers and directors of Commercial Assets, were provided an election to receive either (1) $5.75 in cash per share of Commercial Assets common stock or (2) 0.4075 shares of ALL common stock per share of Commercial Assets common stock.

As a result of the merger, the Company acquired the remaining shares of Commercial Assets by paying $20,418,000 in cash for 3,551,000 Commercial Assets shares and issuing 1,664,000 shares of ALL Common Stock valued at $20,067,000 for 4,085,000 Commercial Assets shares. The merger with Commercial Assets was recorded using the purchase method of accounting. The aggregate purchase price of $97,372,000 (including the Company's previous investment in Commercial Assets of $18,875,000 assumption of liabilities and minority interest of $34,020,000 and transaction costs of $3,992,000) was recorded as follows (in thousands):

Real Estate                                                   $ 60,477
Investment in real estate joint venture                          1,764
Cash and cash equivalents                                       11,860
Short term investments                                          10,618
Investment in home sales                                         2,718
Other assets                                                     9,935
Secured long-term notes payable                                (29,412)
Accounts payable and accrued liabilities                        (4,054)
Minority interest                                                 (554)

The allocation of the purchase price of Commercial Assets is based upon preliminary estimates and is subject to final determination based upon estimates and other evaluations of fair value. Therefore, the allocations reflected above may differ from the amounts ultimately determined.

The unaudited pro forma condensed consolidated statements of operations for twelve months ended December 31, 2000 and 1999 have been prepared as if the merger had occurred on January 1, 1999. The pro forma information is not necessarily indicative of what the Company's results of operations would have been assuming the completion of the described transactions at the beginning of the periods indicated, nor does it purport to project the Company's results of operations for any future period.

Pro Forma Condensed Consolidated Statement of Operations:
(In thousands, except per share data)


                                                                                         Year Ended December 31,
                                                                                                (Unaudited)
                                                                                      --------------------------------
                                                                                            2000              1999
                                                                                         -----------       -------
Income from property operations                                                            $8,455            $8,794
Net Income before minority interest in operating partnership                                3,566             3,480
Net income                                                                                  3,112             3,028
Basic and diluted earnings per share                                                       $ 0.43            $ 0.42
Weighted average common shares and common share equivalents
outstanding                                                                                 7,170             7,186



Summarized financial information of Commercial Assets as reported by Commercial Assets as of and for the years ended December 31, 1999 and 1998 is as follows (in thousands):


Balance Sheets                                                                                   December 31,
--------------                                                                                   ------------
                                                                                            1999              1998
                                                                                            ----              ----
Cash and cash equivalents                                                               $   4,664         $   3,292
Short-term investments                                                                     12,502            45,066
Real estate, net (including joint ventures)                                                66,205            13,908
Investments in participating mortgages                                                      2,148             9,328
Investment in Asset Investors                                                               1,396                --
Other assets                                                                               10,168             6,640
                                                                                        ---------         ---------
Total assets                                                                            $  97,083         $  78,234
                                                                                        =========         =========

Secured long-term notes payable                                                         $  20,442         $      --
Other liabilities                                                                           1,945               980
Minority interest in subsidiaries                                                             615                --
Stockholders' equity                                                                       74,081            77,254
                                                                                        ---------         ---------
Total liabilities and stockholders' equity                                              $  97,083         $  78,234
                                                                                        =========         =========





Statement of Income                                                                              December 31,
                                                                                       ----------------------------------
                                                                                             1999              1998
                                                                                           ---------         ---------
Rental and other property revenues                                                        $  2,538           $    --
Income from participating mortgages and leases                                               1,971               587
Property operating expenses                                                                 (1,114)               --
Depreciation                                                                                (1,279)              (50)
                                                                                          --------          --------
Income from rental property operations                                                       2,116               537
                                                                                          --------          --------
Interest and other income                                                                    1,913             3,874
CMBS bonds revenue                                                                             154               161
Equity in earnings of Asset Investors                                                           23                --
General and administrative expenses                                                           (519)             (420)
Related-party management fees                                                                 (565)              (87)
Interest expense                                                                              (273)               --
Related-party acquisition fees                                                                (205)             (124)
Reincorporation expenses                                                                      (120)               --
Costs related to previously considered investments                                              --              (500)
Gain on sale of bonds                                                                           --                --
                                                                                          --------          --------
Net income                                                                                $  2,524          $  3,441
                                                                                          ========          ========


D.       Real Estate

Real estate at December 31, 2000 and 1999 is as follows (in thousands):


                                                                                              2000           1999
                                                                                           ----------     ------------
Land                                                                                  $        38,514     $   13,260
Land improvements and buildings                                                               170,215        102,291
Furniture and other equipment                                                                     478            442
                                                                                                  ---     ----------
                                                                                              209,207        115,993
Less accumulated depreciation                                                                 (12,238)        (7,248)
                                                                                             --------  -------------
Real estate, net                                                                             $196,969     $  108,745
                                                                                             ========     ==========


Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities. We continue to develop our 1,760 undeveloped homesites.

During 2000, the Company merged with Commercial Assets resulting in an acquisition of $60.5 million in real estate assets. See Note C. Effective January 1, 2000, the Company purchased four communities and undeveloped homesites at three other communities for $36.8 million. See Note E.

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

On January 5, 2000, we sold a manufactured housing community to a third party in Largo, Florida for $2.5 million in cash and recorded a gain on sale of $107,000.

On December 14, 2000, we sold our interest in the recreational vehicle park to a third party for total consideration of $3.96 million and recorded a gain on sale of $286,000. We retained an indirect preferred minority position in the acquiring entity totaling $400,000. Our retained interest receives a 10% preferred return, payable monthly. We have a continuing right to put our preferred position to the buyer beginning December 14, 2005.

E.       Investments in Participating Mortgages

As of December 31, 1999, the Company had participating mortgage notes receivable of $22,475,000. The notes accrued 10% interest and matured in 20 years. In addition, the Company received additional interest up to 50% of the borrower's profit from such communities. In January 2000, the Company purchased for $36,816,000 the four manufactured home communities and the undeveloped homesites at three additional manufactured home communities which secured the Company's participating mortgage. The purchase price was paid as follows:


                                                                                 (in thousands)
Cancellation of participating mortgages and loans                                    $24,851
Assumption of debt                                                                    10,704
Issuance of 44,572 OP Units                                                              496
Cash                                                                                     765
                                                                                   ---------
                                                                                     $36,816

The following table presents unaudited summary financial information of the borrower with respect to the above participating mortgage as of and for the years ended December 31, 1999 and 1998 (in thousands):


                                                                                       1999                 1998
                                                                                  ----------------     ----------------
                                                                                              (unaudited)
Rental and other property revenues                                                  $     1,757          $    1,783
Property operation expenses                                                              (1,200)             (1,018)
Depreciation                                                                               (373)               (419)
                                                                                    -----------          ----------
Income from rental property operations                                                      184                 346
                                                                                    -----------          ----------

Net loss                                                                                 (2,096)             (1,069)

Real estate, net of accumulated depreciation                                             24,708              20,421
Total assets                                                                             33,873              26,921
Secured notes payable                                                                    31,466              26,757
Partners' deficit                                                                        (2,729)             (1,334)
Total liabilities and partners' deficit                                                  33,873              26,921

In addition, the Company had non-recourse mortgage loans secured by two manufactured home communities and one recreational vehicle park in Arizona. The mortgage loans earned interest at rates ranging from 10% to 15%. The Company received additional interest of 3% of gross revenues, increasing to 11% of gross revenues in the event of a refinancing of the debt on the communities, and 50% of net proceeds from a sale or refinancing of the communities. In August 1999, the Company purchased the manufactured home communities and the recreational vehicle park in exchange for the payment of $858,000, the cancellation of the three loans with a carrying amount of $11,973,000 and $761,000 of assumed liabilities and other costs.

During 2000, 1999 and 1998, the Company had earnings of $612,000, $2,976,000 and $3,174,000 from the participating mortgages.

F.  Secured Long-Term Notes Payable

The following table summarizes the Company's secured long-term notes payable (in thousands):


                                                                                                 December 31,
                                                                                         -----------------------------
                                                                                             2000            1999
                                                                                         -------------    ------------
Fixed rate, ranging from 6.5% to 8.75%, fully amortizing, non-recourse notes maturing
    at various dates from 2018 through 2020.                                              $ 64,730          $ 37,790
Fixed rate, ranging from 7.5% to 8.3%, partially amortizing, non-recourse notes
    maturing at October 2000                                                                    --             7,605
Recourse, fully-amortizing note discounted at 7.0%, maturing in 2002                         3,930                --
Fixed rate, ranging from 7.4% to 8.2%, partially amortizing, non-recourse
    notes maturing at various dates from 2007 through 2011.                                 16,117             2,528
Floating rate equal to LIBOR plus 2.5% (8.72% at December 31, 2000),  partially
    amortizing, recourse note maturing at August 2002.                                       4,920             6,071
                                                                                           -------           -------
                                                                                           $89,697           $53,994
                                                                                           =======           =======

Real estate assets which secure the long-term notes payable had a net book value of $159,611,000 at December 31, 2000. The Company had $1,344,000 in escrow on the long-term notes payable at December 31, 2000, including amounts for real estate taxes and certain capital expenditures on the long-term notes payable at December 31, 2000.

Scheduled principal payments after December 31, 2000 for the secured long-term notes payable are (in thousands):

       Year                Amortization           Maturities          Total
       ----                ------------           ----------          -----
       2001                $2,245                 $1,795             $ 4,040
       2002                2,270                  6,594                8,864
       2003                2,280                  --                   2,280
       2004                2,441                  --                   2,441
       2005                2,622                  --                   2,622
       Thereafter                                                     69,450
                                                                     -------
                                                                     $89,697
                                                                     =======

G.       Secured Short-Term Financing

The Company has a revolving line of credit with a bank that bears interest at the Bank's "Reference Rate" (9.5% at December 31, 2000). The line of credit is secured by real property and improvements located in Martin County, Florida and Maricopa County, Arizona with a net book value of $19,911,000 and matures in May 2001. As of December 31, 2000, the limit was $15,000,000 and $7,867,000 was outstanding on this line of credit.

H.       Commitments and Contingencies

The Company is party to various legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole.

In connection with the Company's merger with Commercial Assets in August 2000, the Company became subject to an earn-out agreement on a manufactured home community with respect to 170 unoccupied homesites. The Company advances an additional $17,000 pursuant to the earnout agreement for each newly occupied homesite. At December 31, 2000, there were 153 unoccupied homesites subject to the earnout. The Company advanced $103,000 in cash for newly occupied homesites.

In connection with the acquisition of a manufactured home community, the Company entered into an earn-out agreement with respect to 142 unoccupied homesites. The Company advances an additional $17,000 pursuant to the earn-out agreement for each newly occupied homesite either in the form of cash or 946 OP Units, as determined by the borrower. At December 31, 2000, there were 104 unoccupied homesites subject to the earnout. The Company has advanced the following in cash and OP Units for newly occupied homesites (in thousands).

                                               Year Ended December 31,
                                      ------------------------------------------
                                         2000            1999            1998
                                      -----------      ----------      ---------
    Cash                                $  215           $ 265           $ 116
    OP Units                                --              --              17
                                        ------           -----           -----
                                        $  215           $ 265           $ 133
                                        ======           =====           =====

I.       Operating Segments

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

The carrying values and fair values of the Company's investment in Commercial Assets at December 31, 1999 and 1998 are as follows (in thousands):


                                                           1999                                  1998
                                            ---------------------------------     ---------------------------------
                                              Carrying Value       Fair Value      Carrying Value      Fair Value
                                              --------------       ----------      --------------      ----------
Investment in Commercial Assets                 $ 19,486            $ 12,770          $ 20,706           $ 16,739
                                                ========            ========          ========           ========

K.       Common Stock and Dividends

The Company paid dividends to stockholders and distributions to holders of OP Units as follows (in thousands):


                                                                               Year Ended December 31,
                                                                               -----------------------
                                                                        2000             1999              1998
                                                                        ----             ----              ----
Dividends                                                             $  6,030         $  5,591          $  3,817
Distributions                                                            1,045            1,000             1,099
                                                                      --------         --------          --------
  Total                                                               $  7,075         $  6,591          $  4,916
                                                                      ========         ========          ========

Percentage of dividends constituting return of capital for
   income tax purposes                                                      51%              68%               80%


The Company's Certificate of Incorporation permits the Board of Directors to issue classes of preferred and common stock without further stockholder approval. As of December 31, 2000, the Company has not issued any classes of stock other than Common Stock.

L.       Non-agency MBS Bonds

In March 1997, the Company resecuritized its portfolio of retained interests in prior securitizations that are in the form of non-agency MBS bonds by transferring them to a trust in which it retained the residual interest and having the trust sell non-recourse debt securities representing senior interests in the trust's assets. The Company realized net proceeds of $67,671,000 and recorded a net gain of $5,287,000 from the sale. The Company's retained residual interest in the trust represents the first-loss class of the portfolio and, accordingly, no carrying value was assigned to it because it was not practical to estimate its fair value given the high risk and unpredictable nature of the future cash flow expected to be attributed to the retained residual interests. As of December 31, 1998 and 1997, the Company did not believe that it would receive any incremental, material cash flows. Given that circumstance, the Company estimated the fair value of its retained residual interests at zero at those subsequent reporting dates. Consistent with those estimates, the Company has not received any material cash flows from the resecuritized assets. The trustee has notified the Company that its retained residual interest has been eliminated because of the extent of allocated realized losses on the underlying assets of the trust (non-agency MBS bonds). Therefore, the value of the retained residual interest was determined to be zero at December 31, 2000 and 1999.

M.       Income Tax Benefit

In connection with the Company's resecuritization of its former bond portfolio in 1997, a consolidated corporate subsidiary incurred income taxes from the resecuritization. These taxes were netted against the gain from sale in 1997. The subsidiary recorded a loss for tax purposes during 1999 and carried back the tax loss for a refund of taxes incurred in 1997. Accordingly, the Company has recorded an income tax benefit of $400,000 in 1999.

N.       Stock Option Plan

The Company has a Stock Incentive Plan (the "Stock Plan") for the issuance of up to 3,000,000 qualified and non-qualified stock options and shares of Common Stock to its directors, officers, employees and consultants. As of December 31, 2000 and 1999, 982,000 and 902,000 respectively, related to outstanding stock options. The exercise price for stock options may not be less than 100% of the fair market value of the shares of Common Stock at the date of grant. Stock options granted through December 31, 1997 have 5-year terms and stock options granted after 1997 have 10-year terms. All outstanding stock options are non-qualified stock options.

Presented below is a summary of the changes in stock options for the four years ended December 31, 2000.

c
                                                                      Weighted Average
                                                                       Exercise Price                Shares
                                                                       --------------                ------
Outstanding-December 31, 1997                                               14.44                    152,000

      Granted                                                              19.31                    704,000
       Exercised                                                            13.85                    (23,000)
                                                                         --------                -----------

Outstanding-December 31, 1998                                               18.57                    833,000

     Granted                                                                14.02                    129,000
     Exercised                                                              11.43                    (60,000)
                                                                         --------                -----------

Outstanding-December 31, 1999                                               18.40                    902,000

     Granted                                                                10.89                     89,000
     Assumed in connection with acquisitions                               15.30                     100,000
     Exercised                                                              11.00                    (40,000)
     Expired                                                                16.72                    (69,000)
                                                                         --------                -----------

Outstanding-December 31, 2000                                               17.83                    982,000


As of December 31, 2000, outstanding options have the following ranges of exercise prices and weighted average remaining lives:


                                                           Ranges of Exercise Prices
                                            ------------------------------------------------------
                                            $9.88 to $15.33    $15.63 to $15.95    $16.26 to 19.38     All Ranges
                                            ---------------    ----------------    ---------------     ----------
Outstanding stock options:
  Number of options                             181,000              79,000             722,000           982,000
  Weighted average exercise price                $13.45             $15.75               $19.15            $17.83
  Weighted average remaining life             6.36 years          3.36 years         6.74 years        6.39 years
Exercisable stock options:
    Number of options                            90,000             78,000              505,000           673,000
    Weighted average exercise price              $14.10             $15.75               $19.06            $18.01
    Weighted average remaining life           3.88 years          3.36 years         6.52 years        5.80 years

Options granted to date vest over various periods up to five years. As of December 31, 2000, 1999 and 1998, 673,000, 374,000 and 151,000, respectively, of the outstanding options were exercisable. As of December 31, 2000, 1999 and 1998 the weighted average exercise price of exercisable options was $18.01, $18.06 and $14.95, respectively.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for options issued by the Company were estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:


                                                              2000               1999              1998
                                                       ------------------ ----------------- -----------------
Range of risk free interest rates                      5.9% to 6.0%       6.0% to 6.5%      5.7% to 6.0%
Expected dividend yield                                     9.09%               7.4%              6.3%
Volatility factor of the expected market price of
   the Company's common stock                              0.313               0.309             0.309
Weighted average expected life of options                 10.0 years         10.0 years        10.0 years



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

For 2000, 1999 and 1998, the estimated weighted-average grant-date fair value of options granted was $1.16 per option, $2.08 per option and $3.59 per option, respectively. The Company assumed lives of five to ten years and risk-free interest rates equal to the Five- or Ten-Year U.S. Treasury rates on the date the options were granted depending on option term. In addition, the expected stock price volatility and dividends rates were estimated based upon historical experience over the forty-eight months ended December 31, 2000.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for per share data):


                                                                              2000            1999            1998
                                                                          ------------    ------------    -----------
Pro forma net income                                                        $  881          $1,506          $  147
Pro forma earnings per share:
    Basic                                                                   $  0.14         $ 0.27          $ 0.03
    Diluted                                                                 $  0.14         $ 0.27          $ 0.03

O.       Savings Plan

The Company has a 401(k) defined-contribution employee savings plan, which provides substantially all employees the opportunity to accumulate funds for retirement. The Company may, at its discretion, match a portion of the contributions from participating employees. During 2000, 1999 and 1998, the Company matched $16,000, $19,000 and $17,000, respectively, of employee contributions.

P.       Home Sales Business

Effective January 1, 2000, a consolidated subsidiary ("Sales Corp.") of the Company acquired all of the manufactured home inventory located at communities owned by the Company or Commercial Assets for $8,452,000. From January through July 2000, the Company owned 65% of the nonvoting common stock of Sales Corp., Commercial Assets owned the remaining 35% of the nonvoting common stock and certain of the Company's officers owned all of Sales Corp's voting common stock.

As a result of the Company's acquisition of Commercial Assets on August 1, 2000, the Company owns all of the nonvoting common stock of Sales Corp. The amounts and components of the purchase price were a follows:

          Assumption of secured short-term financing                                   $4,594
          Cancellation of participating mortgages and notes receivable
                                                                                        1,805
          Assumption of notes payable                                                     403
          Assumption of accounts payable and accrued liabilities, net
            of other assets received                                                      649
          Contribution by Commercial Assets                                             1,001
                                                                                       -------
                                                                                       $8,452

The Company views the home sales results as an investment in future cash flow streams to be generated by ground leases of land held for development within our portfolio. In 2000, home sales operations were a loss of $1,232,000, including the minority interest owned by Commercial Assets through the date of the merger. The Company evaluates the home sales activities on the same return on investment basis that is used for acquiring other stabilized properties. The leases originated in 2000 by the home sales subsidiary are estimated to result in a first year return on investment as follows (unaudited and based on pro forma information):


          Sites leased                                                                      180
          Estimated first year annualized profit on leases originated                  $477,654
          Development costs of sites leased                                          $3,568,996
          Loss from home sales business                                              $1,232,000
          Total costs incurred to originate leases                                   $4,800,996
          Estimated first year annualized return on investment                            9.95%

Q.       Recent Accounting Developments

In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133") was issued. In June 2000, Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133"("SFAS 138)" was issued. SFAS 133 and SFAS 138 address the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company is required to adopt SFAS 133 and SFAS 138 in the first quarter of 2001. The Company anticipates that the adoption of SFAS 133 and SFAS 138 as of January 1, 2001 will not have a material effect on its financial position or results of operations.

In September 2000, Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140") was issued. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company anticipates that the adoption of SFAS 140 will not have a material effect on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective for the fourth quarter of fiscal years beginning after December 1999. The Company believes that it is in compliance with the guidelines set forth in SAB 101.

R.       Transactions with Related Parties

Commercial Assets

During 2000 (prior to the merger), 1999 and 1998, the Company earned the following management fees under the Commercial Assets Management Agreement (net of elimination for the Company's 27% ownership of Commercial Assets) (in thousands):

                                          2000           1999       1998
                                       ----------     ---------- ----------
      Base fees                          $  335         $  414     $   64
      Acquisition fees                       --            150         91
      Incentive fees                         --             --         --
                                         ------         ------     ------
                                         $  335         $  564     $  155
                                         ======         ======     ======

Transactions involving Messrs. Moore and Gaynor

During 1999, two property management companies (collectively, "AIC Property Management") received property management and accounting fees of $672,000 from communities in which the Company owns an interest and $172,000 from communities in which Commercial Assets owned an interest. We owned 50% of AIC Property Management and Community Management Investors Corporation ("CMIC") owned 50% of AIC Property Management. Mr. Moore, the Company's President, owned 35% and Mr. Gaynor, the Company's Vice President, owned 20% of CMIC. In order for AIC Property Management to provide the above services, AIC Property Management utilized staff and resources of Brandywine Financial Services Corporation and its affiliates ("Brandywine"). Mr. Moore is the founder and was the Chief Executive Officer of Brandywine prior to his appointment as the Company's President and Chief Operating Officer. Effective January 1, 2000, the Company purchased CMIC's 50% interest in AIC Property Management for a $2,120,000 promissory note that was scheduled to mature January 2001. We prepaid the note in full in September 2000 and paid $126,000 in interest on the note in 2000.

Brandywine Commercial Services Corporation ("Services Corp."), an affiliate of Brandywine, provided maintenance services to both the Company's communities and Commercial Assets communities. Mr. Moore owned 50% of Services Corp. during 1999. Services Corp. received fees of $1,725,000 from the Company's communities and $658,000 from Commercial Assets communities for maintenance services provided during 1999. Effective January 1, 2000, we purchased 100% of Services Corp.'s assets and operations for $30,000 and the assumption of leases on equipment used by Services Corp.

Brandywine Home Sales Corporation ("Sales Corp."), an affiliate of Brandywine, provided real estate brokerage services in both the Company's communities and Commercial Assets communities. Sales Corp. received commissions from the Company, Commercial Assets or the homeowner depending on the circumstances. Mr. Moore owned 50% of Sales Corp. during 1999. Sales Corp. received sales commissions during 1999 as follows:

           From the Company's communities                           $  45,000
           From Commercial Assets communities                          46,000
           From homeowners                                            293,000

Effective January 1, 2000, the Company acquired, through a subsidiary in which we held non-voting stock and Messrs. Considine, the Company's Chairman and Chief Executive Officer, and Rhodes, a director of the Company, own the voting common stock, substantially all of Sales Corp.'s activities and its inventory of homes located at the Company's communities for (a) $100,000 cash, (b) the assumption of $493,000 in the third-party debt, and (c) the cancellation of $64,000 in loans from us.

During 2000, Brandywine Financial Services Corporation, an affiliate of Brandywine, provided back office support to both the Company's communities and the Company's corporate office located in Florida. Mr. Moore owned 50% of Brandywine Financial Services during 2000. Brandywine Financial Services received fees of $544,000 from the Company for services provided in 2000. In addition, during 2000, the Company procured certain insurance coverages jointly with Brandywine Financial Services.

Effective January 1, 2000, the Company purchased four communities and undeveloped homesites at three other communities from entities in which Mr. Gaynor, Vice President of Development and General Counsel, owns 31% (the "CADC Properties"). During 1999, the Company held participating mortgages secured by the CADC Properties. The purchase price for the CADC Properties was $36,816,000 and was paid as follows:

o    Issuance of 44,572 OP Units at an assigned value of $496,000,
o    Cancellation of $24,851,000 in loans from us involving the CADC Properties,
o    Assumption of $10,704,000 in third-party debt, and
o    $765,000 cash.

On April 18, 2000, the Company loaned $440,000 to Mr. Gaynor which he used to exercise certain stock options granted to him by the Company in 1999. The loan bears interest at 7.5% and matures April 18, 2010.

Transactions involving Messrs. Considine and Rhodes

Prior to the  merger  with  Commercial  Assets,  the  Company,  through  certain partially owned subsidiaries (the "Management Subsidiaries"), provided management and related services to Commercial Assets and others. The Company owned non-voting stock of the Management Subsidiaries, and Messrs. Considine and Rhodes directly and indirectly held the voting stock. In September, 2000, the Company acquired the interests of Messrs. Considine and Rhodes in the Management Subsidiaries for consideration in the amount of approximately $24,500 each. The consideration was paid in the form of cancellation of notes payable, including accrued interest.

The Company has owned and leased a recreational vehicle park and golf courses which it would not otherwise be permitted to operate under the tax rules governing REITs to AIC RV Management Corp. ("AIC RV Management") and CR Golf Course Management, LLC ("CR Golf"), entities that are owned equally by Messrs. Considine (indirectly) and Rhodes. During 2000 and 1999, AIC RV Management paid us aggregate lease payments of $354,000 and $366,000, respectively. During 2000, we earned $264,000 on the leases with CR Golf.

On December 14, 2000, the Company sold its interest in the recreational vehicle park to a third party for total consideration of $3,960,000 and recorded a gain on sale of $286,000. The Company retained an indirect preferred minority position in the acquiring entity totaling $400,000. The Company's retained interest receives a 10% preferred return, payable monthly. The Company has a continuing right to put our preferred position to the buyer beginning December 14, 2005.

In conjunction with the sale of the recreational vehicle park, we terminated our ground lease with AIC RV Management that originally was scheduled to expire in 2022 and paid a lease termination fee of $186,000 to AIC RV Management.

Formation of Taxable REIT Subsidiary

During 2000, certain subsidiaries of the company and other entities engaged in activities and received fees that would not otherwise be permitted under the tax rules governing REITs during the year. In order to allow the Company to maintain its REIT status for federal income tax purposes, including activities related to home sales, golf course, and certain utilities operations, Messrs. Considine and Rhodes, directly or indirectly, equally owned the outstanding voting securities issued by these entities. The Company owns all of the outstanding non-voting common stock of certain of these entities.

H.R. 1180, the Work Incentives Improvement Act of 1999 (the "Act") was enacted on December 17, 1999 and contained several provisions known as the REIT Modernization Act. Among other provisions, the Act allowed a REIT to own up to 100% of the stock of a Taxable REIT Subsidiary ("TRS") that can provide services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. The Act was effective beginning in 2001.

After the enactment of the Act, the Company is permitted to own voting control of Taxable REIT Subsidiaries which provide certain services which cannot be provided directly by the Company. As a result and as of January 1, 2001, the Company has agreed to buy, and Messrs. Considine and Rhodes have agreed to sell, their entire interest, which included voting control in these entities and "preferred stock subsidiaries," for consideration including cancellation of amounts due under lease agreements.

S.       Selected Quarterly Financial Data (Unaudited)

Presented below is selected quarterly financial data for 2000 and 1999 (in thousands, except per share data).


                                                                          Three Months Ended
                                                 --------------------------------------------------------------------
2000                                              December 31,      September 30,        June 30,         March 31,
------------------------------------------------ ---------------- ----------------- ---------------- ----------------
Income from rental property operations               $  1,610         $  1,742          $  1,450         $  2,376
Net income (loss)                                         270             (200)              184              720
Basic and diluted earnings(loss) per share               0.04            (0.03)             0.03             0.13

Weighted average common shares outstanding              7,167            6,637             5,586            5,572
Weighted average common shares and common
   shares equivalents outstanding                       7,167            6,637             5,586            5,572

                                                                          Three Months Ended
                                                 --------------------------------------------------------------------
1999                                               December 31,    September 30,        June 30,         March 31,
------------------------------------------------ ---------------- ---------------- ----------------- ----------------
Income from rental property operations               $  2,272         $  2,186         $  2,244          $  2,129
Net income                                                584              593              687               542
Basic and diluted earnings  per share                    0.10             0.11             0.12              0.10

Weighted average common shares outstanding              5,572            5,559            5,567             5,453
Weighted average common shares and common
   shares equivalents outstanding                       5,573            5,563            5,573             5,464


The Company recorded certain adjustments in the fourth quarter of 2000 relating to accounting for property tax expense and certain amounts passed on to tenants that resulted in a reduction in fourth quarter reported earnings of $245,000 that was attributable to prior quarters.

T.  Subsequent events

On February 8, 2001, the Company sold for $5,870,000, Pinewood Estates of Pinellas, LLC located in Pinellas County, Florida, resulting in a gain. A part of the consideration received was the assumption of $4.5 million, fixed rate, fully amortizing debt maturing in November 2010.

On February 19, 2001, the Company entered into financing arrangements for proceeds in the aggregate amount of $11.3 million. The notes are fully amortizing, non-recourse notes with an average term of 18 years, bearing interest at 8.9%. The proceeds were used to liquidate the remaining short term debt as of the date of closing and to fund ongoing development of the Company's manufactured housing communities.

On March 9, 2001, the Company sold for $9 million, Westwind I and Westwind II Manufactured Housing Communities located in Pinellas County, Florida, resulting in a gain. In conjunction with the sale, the Company retired $4.9 million in partially amortizing, recourse term debt maturing in August 2002.

                        AMERICAN LAND LEASE INCORPORATED
                                  SCHEDULE III
                    Real Estate and Accumulated Depreciation
                                December 31, 2000
                         (In Thousands Except Site Data)


                                                                                                     December 31, 2000
                                                                                       ---------------------------------------------
                                                           Initial Cost
                                                         ----------------    Cost           Total Cost       Total Cost
                                                                Buildings Capitalized       Buildings         Net of
                  Date                  Year    Number            and     Subsequent          and              Accum.  Accum.
Property Name   Acquired  Location   Developed Of Sites  Land Improvements Acquisition Land Improvements Total Deprec. Deprec.Encum.
------------------------------------------------------------------------------------------------------------------------------------
Blue Heron Pines  2000 Punta Gorda,FL 1983/1999    411   $3,026  $2,356  $1,187  $3,169  $3,400  $6,569   $112  $ 6,457      $191
Blue Star         1999 Apache
                       Junction,AZ       1955      151      453   1,029      13     453   1,042   1,495     57    1,438         -
Brentwood         2000 Hudson,FL         1984      146      446   1,037     226     446   1,263   1,709     43    1,666         -
Brentwood West    1998 Mesa,AZ        1972/1987    350    1,050  12,768     633   1,050  13,401  14,451  1,341   13,110     7,012
Caribbean Cove    1998 Orlando,FL        1984      285      858   7,952     462     858   8,414   9,272    812    8,460     4,722
Casa Commercial   2000 Mesa,AZ            -          -      304       6       -     304       6     310      -      310         -
Casa Encanta      2000 Mesa,AZ           1970      110      283   1,050       -     283   1,050   1,333     17    1,316         -
Cypress Greens    2000 Lakeland,FL       1986      264      216   1,649     258     216   1,907   2,123     29    2,094         -
Desert Harbor     2000 Apache
                       Junction,AZ       1997      206      952   5,980     173     952   6,153   7,105     96    7,009     3,930
Fiesta Village    2000 Mesa, AZ          1962      170    2,698   4,034     146   2,698   4,180   6,878     61    6,817     2,925
Forest View       2000 Homosassa,FL   1987/1997    309      927   1,950   1,976   1,320   3,533   4,853    371    4,482     1,874
Gulfstream HarborI1998 Orlando,FL        1980      383    1,740  11,793     574   1,740  12,367  14,107  1,172   12,935     7,695
Gulfstream Harbor 1998 Orlando,FL        1988      314      924   9,183     312     924   9,495  10,419    914    9,505     5,072
La Casa Blanca    2000 Apache
                       Junction,AZ       1993      198      534   6,080      47     534   6,127   6,661    102    6,559     3,772
La Casa Mini      2000 Apache
Storage                Junction,AZ         -         -      446     267     154     446     421     867      4      863         -
Lakeshore Villas  2000 Tampa,FL          1972      280      762   6,081      34     762   6,115   6,877    105    6,772     4,668
Lost Dutchman     1999 Apache
                       Junction,AZ  1971/1979/1999 260      777   4,885     224     777   5,109   5,886    269    5,617       787
Mullica Woods     1998 Egg Harbor
                       City,NJ           1985       90      270   3,399      99     270   3,498   3,768    393    3,375     2,493
New Era           2000 Tucson &
                       Marana,AZ           -        38      211      59   1,015   1,132     153   1,285      1    1,284         -
Park Royale       2000 Pinellas Park,
                       FL                1971      309      927   5,221     612   1,029   5,731   6,760    806    5,954     6,200
Pinewood          1997 St.
                       Petersburg,FL     1976      220      660   4,534     185     660   4,719   5,379    583    4,796     4,500
Pleasant Living   1997 Riverview,FL      1979      246      726   5,079     320     726   5,399   6,125    663    5,462     3,073
Rancho Mirage     2000 Apache
                       Junction,AZ       1994      312      837   9,924      32     837   9,956  10,793    166   10,627     6,158
Riverside         2000 Ruskin,FL         1984      961    3,202   8,167     524   3,202   8,691  11,893    124   11,769     5,341
Royal Palm        2000 Haines City,FL    1971      424    1,244   2,874      51   1,244   2,925   4,169     47    4,122     2,246
Salem Farms       1998 Bensalem,PA       1988       28       84   1,307       -      84   1,307   1,391    148    1,243         -
Savanna Club      2000 Port St.
                       Lucie,FL          1999    1,133    6,945   4,643   2,925   7,061   7,452  14,513    219   14,294     7,080
Serendipity       1998 Ft. Myers,FL   1971/1974    338    1,014   7,635     303   1,014   7,938   8,952    804    8,148     4,645
Southern Palms    2000 Mesa,AZ           1961       62      170     937       -     170     937   1,107     16    1,091         -
Stonebrook        2000 Homosassa,FL   1987/1997    219      654   1,483   1,176     854   2,459   3,313    280    3,033     1,198
Sun Valley        1999 Apache
                       Junction,AZ       1984      268      804   5,644       4     804   5,648   6,452    310    6,142         -
Sun Valley        1997 Tarpon
                       Springs,FL        1972      261      783   5,974      15     783   5,989   6,772    894    5,878     4,540
Sunlake           2000 Grand Island,
                       FL                1980      401    1,712   6,522     857   1,712   7,379   9,091    277    8,814     2,522
Westwind I        1997 Dunedin,FL        1970      195        -   3,226      41       -   3,267   3,267    502    2,765     2,460
Westwind II       1997 Dunedin,FL        1972      189        -   3,210      52       -   3,262   3,262    500    2,762     2,460
                                                   ---            -----      --   -----   -----   -----    ---    -----     -----
                                                  9,531 $36,639 $157,938 $14,630 $38,514 $170,693 $209,207 $12,238$196,969 $97,564
                                                  ===== ======= ======== ======= ======= ======== ======== =============== =======

                            AMERICAN LAND LEASE, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)


                                                                        2000             1999              1998
                                                                      ------           --------          ------
Real Estate
    Balance at beginning of year                                     $  115,993       $  101,941        $   41,419
    Additions during the year:
       Real estate acquisitions                                          87,104           13,592            59,977
       Additions                                                         13,553              487               583
       Dispositions                                                      (7,443)             (27)              (38)
                                                                     ----------       ----------        ----------
    Balance at end of year                                           $  209,207       $  115,993        $  101,941
                                                                     ==========       ==========        ==========


Accumulated Depreciation
    Balance at beginning of year                                     $   (7,248)      $   (3,378)       $     (693)
    Additions during the year:
       Depreciation                                                      (5,681)          (3,870)           (2,685)
       Dispositions                                                         691               --                --
                                                                     ----------       ----------        ----------
    Balance at end of year                                           $  (12,238)      $   (7,248)       $   (3,378)
                                                                     ==========       ==========        ==========


                            AMERICAN LAND LEASE, INC.
                                   SCHEDULE IV
                          MORTGAGE LOANS ON REAL ESTATE
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                           2000              1999             1998
                                                                         --------          --------         --------

    Balance at beginning of period                                       $22,475           $27,604         $      --

    Additions during period:
       Investments in participating mortgages                                  0             6,295             5,072
       Accrued interest                                                        0             2,842             3,204
       Restructure of investment in and notes receivable from real
          estate joint ventures                                               --                --            25,415
    Deductions during period:
       Collections of principal                                                0              (630)           (3,450)
       Collections of interest                                                 0            (1,784)           (2,458)
       Amortization of loan costs                                              0               (28)              (30)
       Reserve for uncollected interest                                        0               149              (149)
       Cancellation of debt in connection with purchase of property      (22,475)          (11,973)               --
                                                                         -------           -------           -------

    Balance at close of period                                           $     0           $22,475           $27,604
                                                                         =======           =======           =======


                                  EXHIBIT INDEX


Exhibit No.                                             Description


2.1               Second Amended and Restated  Agreement and Plan of Merger,  dated as of June 2, 2000, by and between the Registrant  and  Commercial  Assets,  Inc.  (incorporated  herein by reference to Annex A to the
                  Registrant's  Joint Proxy  Statement/Prospectus  dated June 13, 2000,  Commission  File No.  1-9360, filed on June 13, 2000).

2.2               Assignment  of  Agreement  of Sale dated as of June 1, 1998,  between  Community  Acquisition  Joint
                  Venture and Asset  Investors  Operating  Partnership,  L.P.  (incorporated  herein by  reference  to
                  Exhibit 2.6(b) to the  Registrant's  Current Report on Form 8-K dated May 29, 1998,  Commission File
                  No. 1-9360, filed on June 12, 1998).

2.3               Contribution  Agreement  dated  effective  as of  January  1,  2000,  by and among  Asset  Investors
                  Operating  Partnership,  L.P.,  CADC  Holding  L.L.C.  and  Community  Acquisition  and  Development
                  Corporation  (incorporated  herein by reference to Exhibit 2.8 to the Registrant's Current Report on
                  Form 8-K dated January 31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

2.4               Purchase and Sale Agreement  dated  effective as of January 1, 2000, by and between Asset  Investors
                  Operating  Partnership,  L.P. and Community  Acquisition and Development  Corporation  (incorporated herein by reference to Exhibit 2.8(a) to the  Registrant's  Current Report on Form 8-K dated January
                  31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

2.5               Purchase  and Sale  Agreement  dated  effective as of January 1, 2000,  by and between  Prime Forest
                  Partners and Community Acquisition and Development Corporation  (incorporated herein by reference to
                  Exhibit 2.8(b) to the  Registrant's  Current  Report on Form 8-K dated January 31, 2000,  Commission
                  File No. 1-9360, filed on February 15, 2000).

2.6               Purchase and Sale Agreement  dated  effective as of January 1, 2000, by and between Asset  Investors
                  Operating  Partnership,  L.P. and Community  Acquisition and Development  Corporation  (incorporated herein by reference to Exhibit 2.8(c) to the  Registrant's  Current Report on Form 8-K dated January
                  31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

2.7               Asset Purchase  Agreement  dated effective as of January 1, 2000, by and between AIC Homesales Corp.
                  and Community Acquisition and Development  Corporation  (incorporated herein by reference to Exhibit
                  2.8(d) to the  Registrant's  Current Report on Form 8-K dated January 31, 2000,  Commission File No.
                  1-9360, filed on February 15, 2000).

2.8               Acquisition Agreement,  dated effective as of January 1, 2000, by and among AIC Community Management
                  Holding  Corp.,  AIC  Management  Holdings,  LLC  and  Community  Management  Investors  Corporation
                  (incorporated  herein by reference to Exhibit 10.0 to the  Registrant's  Current  Report on Form 8-K
                  dated January 19, 2000, Commission File No. 1-9360, filed on January 31, 2000).


2.9               Promissory  Note,  dated  January 1,  2000,  by and among AIC  Community  Management  Holding,  LLC,
                  Manufactured Housing Corp. and Community Management  Investors  Corporation  (incorporated herein by reference to Exhibit 10.1(a) to the Registrant's  Current Report on Form 8-K dated January 19, 2000,
                  Commission File No. 1-9360, filed on January 31, 2000).

3.1               Second  Amended and Restated  Certificate  of  Incorporation  of American  Land Lease,  Inc.  (filed herewith.)

3.2               Second Amended and Restated By-laws of American Land Lease, Inc (filed herewith).

4.1               Waiver  regarding  stock  ownership  restrictions  between the Registrant and Terry  Considine dated
                  August 11, 2000(filed herewith).

4.2               Waiver regarding stock ownership  restrictions  between the Registrant and Asset Investors Operating
                  Partnership, L.P. dated August 11, 2000(filed herewith).

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

10.3              Trust Agreement  dated as of March 26, 1997,  among the  Registrant,  as depositor,  Asset Investors
                  Secured Financing  Corporation and Wilmington Trust Company, as Owner Trustee  (incorporated  herein by reference  to Exhibit  10.5(a) to the  Quarterly  Report on Form 10-Q of the  Registrant  for the
                  quarter ended March 31, 1997, Commission File No. 1-9360, filed on May 14, 1997).

10.4              Pooled  Certificate  Transfer Agreement between the Registrant and Asset Investors Secured Financing
                  Corporation dated as of March 26, 1997  (incorporated  herein by reference to Exhibit 10.5(b) to the
                  Quarterly  Report on Form 10-Q of the  Registrant  for the quarter ended March 31, 1997,  Commission
                  File No. 1-9360, filed on May 14, 1997).

10.5              Indenture,  dated as of March 27, 1997,  between  Structured  Mortgage Trust 1997-1 and State Street
                  Bank and Trust Company  (incorporated herein by reference to Exhibit 10.5(c) to the Quarterly Report on Form 10-Q of the  Registrant  for the quarter ended March 31, 1997,  Commission  File No. 1-9360, filed on May 14, 1997).

10.6              Note Purchase Agreement,  dated as of March 26, 1997, among Structured Mortgage Trust 1997-1,  Asset
                  Investors  Secured  Financing  Corporation  and Bear,  Stearns & Co.  Inc.  (incorporated  herein by reference to Exhibit 10.5(d) to the Quarterly  Report on Form 10-Q of the Registrant for the quarter ended March 31, 1997, Commission File No. 1-9360, filed on May 14, 1997).

10.7              Trust Certificate issued to Asset Investors Secured Financing  Corporation  evidencing its ownership of the Structured Mortgage Trust 1997-1  (incorporated herein by reference to Exhibit 10.5(e) to the
                  Quarterly  Report on Form 10-Q of the  Registrant  for the quarter ended March 31, 1997,  Commission
                  File No. 1-9360, filed on May 14, 1997).


10.8              Trust Agreement,  dated as of November 3, 1997, between CAX DTR Securitization  Corp. and Wilmington
                  Trust  Company  (incorporated  herein by  reference  to Exhibit 10.9 to  Commercial  Assets,  Inc.'s
                  Current Report on Form 8-K dated  November 3, 1997,  Commission  File No. 1-2262,  filed on November
                  14, 1997).

10.9              Note Purchase  Agreement,  dated as of November 3, 1997, among Structured Mortgage Trust 1997-2, CAX
                  DTR Securitization Corp., and Painewebber  Incorporated Company (incorporated herein by reference to
                  Exhibit  10.9(a) to Commercial  Assets,  Inc.'s  Current  Report on Form 8-K dated November 3, 1997,
                  Commission File No. 1-2262, filed on November 14, 1997)

10.10             Trust Indenture and Security  Agreement,  dated as of November 3, 1997, between Structured  Mortgage
                  Trust  1997-2 and LaSalle  National  Bank,  as Indenture  Trustee  Company  (incorporated  herein by reference to Exhibit 10.9(b) to Commercial Assets,  Inc.'s Current Report on Form 8-K dated November
                  3, 1997, Commission File No. 1-2262, filed on November 14, 1997).

10.11             Contribution  Agreement,  dated as of November 3, 1997, between Commercial Assets,  Inc. and CAX DTR
                  Securitization  Corp.  Company  (incorporated  herein by reference to Exhibit  10.9(c) to Commercial
                  Assets,  Inc.'s Current Report on Form 8-K dated November 3, 1997.  Commission File No 1-2262, filed on November 14, 1997).

10.12             Securitization  Cooperation  Agreement,  dated as of November 3, 1997, among CAX DTR  Securitization
                  Corp.,  Commercial Assets, Inc., 1997-2, and Painewebber  Incorporated Company  (incorporated herein by reference to Exhibit 10.9 to Commercial  Assets,  Inc.'s dated November 3, 1997,  Commission File
                  No. 1-2262, filed on November 3, 1997, Commission File No, 1-2262, filed on November 14, 1997).

10.13             Securities  Purchase  Agreement,  dated as of March 26, 1998,  between Registrant and Westrec Marina
                  Management,  Inc.  (incorporated  herein by reference to Exhibit 10.1 to Commercial  Assets,  Inc.'s
                  Quarterly  Report on Form 10-Q dated March 31, 1998,  Commission  File No. 1-2262,  filed on May 14,
                  1998).

10.14             Put and Call  Agreement  dated as of November 30, 1998,  between the  Registrant  and Westrec Marina
                  Management,  Inc. and Michael M. Sachs  (incorporated  herein by  reference  to Exhibit  10.10(a) to
                  Commercial  Assets,  Inc.'s Annual Report on Form 10-K dated December 31, 1998,  Commission File No.
                  1-2262, filed on March 25, 1999).

10.15             Secured  Promissory Note dated as of November 30, 1998,  between the Registrant and Michael M. Sachs
                  (incorporated  herein by reference to Exhibit 10.10 (a) to Commercial  Assets,  Inc.'s Annual Report
                  on Form 10-K dated December 31, 1998, Commission File No. 1-2262, filed on March 25, 1999).

10.16             Secured  Promissory  Note dated  September  13,  1999  between  Robert G. Blatz and Asset  Investors
                  Operating  Partnership,  L.P. (incorporated herein by reference to Exhibit 10.11 to the Registrant's
                  Annual Report on Form 10-K dated December 31, 1999,  Commission File No. 1-2262,  filed on March 28,
                  2000).


10.18             Assignment of Agreement dated May 6, 1999,  between  Community  Acquisition & Development  Corp. and
                  CAX  Rancho  Mirage,  L.L.C.  (incorporated  herein  by  reference  to  Exhibit  10.13  (a)  to  the
                  Registrant's Current Report on Form 8-K dated May 7, 1999,  Commission File No. 1-2262, filed on May
                  18, 1999).

10.19             Agreement of Sale date May 6, 1999,  between five  Whites,  L.L.C.  and  Community  Acquisition  and
                  Development  Corporation  (incorporated  herein by  reference to Exhibit  10.14 to the  Registrant's
                  Current Report on Form 8-K dated June 30, 1999, Commission file No, 1-2262, filed on July 14, 1999).

10.20             Agreement of Sale date May 6, 1999,  between  White Gregg,  L.L.C.  and  Community  Acquisition  and
                  Development  Corporation  (incorporated  herein by  reference to Exhibit  10.14 to the  Registrant's
                  Current Report on Form 8-K dated June 30, 1999, Commission file No, 1-2262, filed on July 14, 1999).

10.21             Assignment of Agreement of Sale dated June 28, 1999,  between Community  Acquisition and Development
                  Corporation and CAX La Casa Blanca, LLC.  (incorporated  herein by reference to Exhibit 10.14 to the
                  Registrant's  Current Report on Form 8-K dated June 30, 1999,  Commission File No. 1-2262,  filed on
                  July 14, 1999).

10.22             Assignment of Agreement of Sale dated June 28, 1999,  between Community  Acquisition and Development
                  Corporation and CAX La Casa Blanca East, LLC.  (incorporated herein by reference to Exhibit 10.14 to the Registrant's  Current Report on Form 8-K dated June 30, 1999,  Commission File No. 1-2262, filed on July 14, 1999).

10.23             Promissory Note dated June 30, 1999 between CAX La Casa Blanca East, L.L.C. and White Gregg,  L.L.C.
                  (incorporated  herein by reference to Exhibit 10.14 to Commercial  Assets,  Inc.'s Current Report on
                  Form 8-K dated June 30, 1999, Commission File No, 1-2262, filed on July 14, 1999).

10.24             Receipt,  Release and Settlement  Agreement,  dated as of August 13, 1999,  between the  Registrant,
                  Casa  Encanta  MHP,  L.L.C.,  Southern  Palms MHP,  L.L.C.,  Norman  Andrus,  and the Norman  Andrus
                  Irrevocable  Trust  (incorporated  herein by  reference  to  Exhibit  10.11 (b) to the  Registrant's
                  Current Report on Form 8-K dated August 13, 1999,  Commission  File No, 1-2262,  filed on August 30,
                  1999).

10.25             Form of  Assignment  and  Assumption  of Membership  Interest  (incorporated  herein by reference to
                  Exhibit 10.11 (c) to the Registrant's  Current Report on Form 8-K dated August 13, 1999,  Commission
                  File No. 1-2262, filed on August 30, 1999).

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

                                       AMERICAN LAND LEASE, INC.
                                       (Registrant)

Date: April 2, 2001                    By   /s/Terry Considine
                                            ------------------------------------
                                            Terry Considine
                                            Chairman and Chief Executive Officer


Date: April 2, 2001                    By   /s/Bruce E. Moore
                                            ------------------------------------
                                            Bruce E. Moore
                                            President


Date: April 2, 2001                    By   /s/Robert G. Blatz
                                            ------------------------------------
                                            Robert G. Blatz
                                            Chief Operating Officer


Date: April 2, 2001                    By   /s/Shannon E. Smith
                                            ------------------------------------
                                            Shannon E. Smith
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Name                       Capacity                     Date
              ----                       --------                     ----

 /s/Thomas L. Rhodes                     Director and Vice        March 19, 2001
-----------------------------            Chairman
    Thomas L. Rhodes

 /s/Bruce D. Benson                      Director                 March 19, 2001
-----------------------------
    Bruce D. Benson

 /s/Todd W. Sheets                       Director                 March 19, 2001
-----------------------------
   Todd W. Sheets