Form 10-Q
period 2001-03-31
AMERICAN LAND LEASE INC
filed 2001-05-15
CIK 804138

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            _______________________

                                   FORM 10-Q
(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission file number 1-9360


                           AMERICAN LAND LEASE, INC.
             (Exact name of registrant as specified in its charter)


             Delaware                                          84-1500244
   (State or other jurisdiction of                           (IRS Employer
   Incorporation or organization)                          Identification No.)

  29399 U.S. Hwy 19, North Suite 320                               33761
       Clearwater, Florida                                       (Zip Code)
(Address of Principal Executive Offices)

Registrant's telephone number, including area code  (727) 726-8868

        2637 McCormick Drive                                        33759
         Clearwater, Florida                                      (Zip Code)
          (Former Address)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.    YES   [X]   NO  [ ].

AS OF MAY 4, 2001, 8,424,913 SHARES OF COMMON STOCK WERE OUTSTANDING.

================================================================================

                  AMERICAN LAND LEASE, INC.  AND SUBSIDIARIES

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                               TABLE OF CONTENTS


                                                                        PAGE
                                                                        ----
PART I.  FINANCIAL INFORMATION:

  Item 1. Condensed Consolidated Financial Statements:

    Balance Sheets as of March 31, 2001 (unaudited)
      and December 31, 2000............................................     1

    Statements of Income for the three months ended
      March 31, 2001 and 2000 (unaudited)...............................    2

    Statements of Cash Flows for the three months ended
      March 31, 2001 and 2000 (unaudited)...............................    3

    Notes to Financial Statements (unaudited)...........................    4

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................   13

  Item 3. Quantitative and Qualitative Disclosures About Market Risk....   18

PART II.  OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K..............................   19

                                      (i)

                   AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                               March 31,            December 31,
                                                                                 2001                  2000
                                                                               ---------             ---------
                                                                              (unaudited)
ASSETS
Real estate, net of accumulated depreciation of $12,200 and
 $12,238                                                                       $ 186,407             $ 196,969
Cash and cash equivalents                                                          6,834                 1,217
Inventory                                                                          7,605                 6,476
Other assets, net                                                                 11,270                11,640
                                                                               ---------             ---------
   Total Assets                                                                $ 212,116             $ 216,302
                                                                               =========             =========

LIABILITIES
Secured long-term notes payable                                                $  91,269             $  89,697
Secured short-term financing                                                          --                 7,867
Accounts payable and accrued liabilities                                           5,697                 5,816
                                                                               ---------             ---------
   Total liabilities                                                              96,966               103,380
                                                                               ---------             ---------

COMMITMENTS AND CONTINGENCIES                                                         --                    --

MINORITY INTEREST IN OPERATING PARTNERSHIP                                        15,155                14,811
MINORITY INTEREST IN OTHER ENTITIES                                                  576                   576

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 1,000 shares
 authorized; no shares issued or outstanding                                          --                    --
Common stock, par value $.01 per share, 12,000 shares authorized;
 8,425 and 8,355 shares issued; and 7,251 and 7,222 shares
 outstanding, respectively                                                            84                    84
Additional paid-in capital                                                       278,194               277,455
Notes receivable on common stock purchases                                        (1,352)                 (964)
Deferred compensation on restricted stock                                           (334)                   --
Dividends in excess of accumulated earnings                                     (157,271)             (159,603)
Treasury stock, 1,174 and 1,133 shares, at cost                                  (19,902)              (19,437)
                                                                               ---------             ---------
                                                                                  99,419                97,535
                                                                               ---------             ---------
   Total Liabilities and Stockholders' Equity                                  $ 212,116             $ 216,302
                                                                               =========             =========

           See Notes to Condensed Consolidated Financial Statements.

                   AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                      Three Months
                                                                                     Ended March 31,
                                                                                 ------------------------
                                                                                     2001           2000
                                                                                   -------        -------
 RENTAL PROPERTY OPERATIONS
 Rental and other property revenues                                                $ 6,107        $ 4,632
 Income on participating mortgages and leases                                           --            600
 Property operating expenses                                                        (2,415)        (1,709)
 Depreciation                                                                       (1,609)        (1,089)
                                                                                   -------        -------
 Income from rental property operations                                              2,083          2,434

 SALES OPERATIONS
 Home sales revenues                                                                 3,177          2,283
 Cost of home sales                                                                 (2,679)        (1,905)
 Selling and marketing expenses                                                       (721)          (788)
 Minority interest in sales operations                                                  --            139
                                                                                   -------        -------
 Loss from sales operations                                                           (223)          (271)

 General and administrative expenses                                                  (464)          (437)
 Interest and other income                                                             359             81
 Interest expense                                                                     (975)          (894)
 Commercial Assets management fees                                                      --            141
 Amortization of management contracts                                                   --           (516)
 Equity in earnings of Commercial Assets                                                --            208
 Gain on sale of real estate                                                         3,977            109
                                                                                   -------        -------
 Income before minority interest in Operating Partnership                            4,757            855
 Minority interest in Operating Partnership                                           (605)          (135)
                                                                                   -------        -------
 Net income                                                                        $ 4,152        $   720
                                                                                   =======        =======
 Basic and diluted earnings per share                                                $0.58          $0.13
                                                                                   =======        =======
 Weighted average common shares outstanding                                          7,181          5,572
                                                                                   =======        =======
 Weighted average common shares and common share equivalents outstanding             7,192          5,572
                                                                                   =======        =======
 Dividends paid per share                                                            $0.25          $0.25
                                                                                   =======        =======


           See Notes to Condensed Consolidated Financial Statements.

                   AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                                                              Three Months
                                                                                              Ended March 31,
                                                                                      -------------------------------
                                                                                         2001                  2000
                                                                                       --------               -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                            $  4,152               $   720
 Adjustments to reconcile net income to net cash flows provided by operating activities:
  Depreciation and amortization                                                           1,667                 1,647
  Amortization of discount on secured long-term notes payable                                66                    --
  Minority interest in Operating Partnership and sales operations                           605                   (55)
  Equity in earnings of Commercial Assets                                                    --                  (106)
  Income from participating mortgages                                                        --                  (600)
  Gain on sale of real estate                                                            (3,977)                 (109)
  (Increase) decrease in operating assets and liabilities                                (1,796)                 (643)
                                                                                       --------               -------
   Net cash provided by operating activities                                                717                   854
                                                                                       --------               -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of real estate                                                       14,546                 2,510
 Purchases of real estate                                                                    --                  (765)
 Capital replacements and improvements                                                   (2,356)               (1,259)
 Dividends from Commercial Assets                                                            --                   359
 Proceeds from notes receivable                                                              75                    --
 Principal collection on MBS bonds                                                        1,191                    --
                                                                                       --------               -------
  Net cash provided by investing activities                                              13,456                   845
                                                                                       --------               -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of Common Stock dividends                                                       (1,820)               (1,408)
 Payment of distributions to minority interest in Operating Partnership                    (261)                 (261)
 Proceeds from secured long-term notes payable                                           11,578                   103
 Principal paydowns on secured long-term notes payable                                  (10,071)                 (461)
 Proceeds from secured short-term financing                                                  --                   638
 Principal paydowns on secured short-term financing                                      (7,867)                   --
 Purchase of common stock                                                                  (465)                   --
 Proceeds from notes receivable                                                               7                     8
 Payment of loan costs                                                                     (306)                   --
 Collections of escrowed funds                                                              649                    --
                                                                                       --------               -------
  Net cash used in financing activities                                                  (8,556)               (1,381)
                                                                                       --------               -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                 5,617                   318
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          1,217                   570
                                                                                       --------               -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  6,834               $   888
                                                                                       ========               =======

           See Notes to Condensed Consolidated Financial Statements.

                   AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


A.  THE COMPANY

American Land Lease, Inc. ("ALL" and, together with its subsidiaries and its predecessors, the "Company"), formerly Asset Investors Corporation ("AIC"), is a Delaware corporation incorporated on May 25, 1999. Prior to May 25, 1999, AIC was a Maryland corporation. ALL has elected to be taxed as a real estate investment trust ("REIT"). ALL is the sole general partner of Asset Investors Operating Partnership, L.P. (the "Operating Partnership") and held an approximate 87% interest in the Operating Partnership as of March 31, 2001. The Operating Partnership directly and indirectly owns and operates land lease communities. ALL's Common Stock, par value $.01 per share ("Common Stock"), is listed on the New York Stock Exchange under the symbol "ANL."

Interests in the Operating Partnership held by limited partners other than ALL are referred to as "OP Units". The Operating Partnership's income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The Operating Partnership records the issuance of OP Units and the assets acquired in purchase transactions based on the market price of the Company's common stock at the date of the execution of the purchase contract. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of common stock. After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of common stock in lieu of cash. At March 31, 2001, the Operating Partnership had 1,045,000 OP units outstanding, excluding those owned by ALL.


B.  PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the statements and notes thereto included on Form 10-K for the year ended December 31, 2000. Certain 2000 financial statement amounts have been reclassified to conform to the 2001 presentation.

C.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of ALL, the Operating Partnership and all majority-owned subsidiaries. The minority interest in the Operating Partnership represents OP Units. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in Commercial Assets, Inc. prior to its merger with American Land Lease, Inc. on August 11, 2000 was recorded under the equity method.

Rental Properties and Depreciation

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of March 31, 2001, management believes that no impairments exist based on periodic reviews. No impairment losses were recognized for the three months ended March 31, 2001 and 2000.

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

Inventory

Inventories are recorded at the lesser of cost or market. At March 31, 2001, there was no reserve for inventory losses.

Revenue Recognition

The Company derives most of its income from the rental of homesites. The leases entered into by residents for the rental of the site are generally for terms not longer than one year and the rental revenues associated with the leases are recognized when earned and due from residents. Property management revenues for services provided to communities not owned by the Company are recognized when earned.

Home sales by the Company are recorded upon the closing of the sale transaction and title passing to the purchaser.

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

As a REIT, ALL generally will not be subject to federal income taxes at the corporate level if it distributes at least 90% of its REIT taxable income to its stockholders (or 95% prior to January 1, 2001). REITs are also subject to a number of other organizational and operational requirements. If ALL fails to qualify as a REIT in any taxable year, its taxable income will be subject to federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if ALL qualifies as a REIT, it may be subject to certain state and local income taxes and to federal income and excise taxes on its undistributed income.

At March 31, 2001, ALL's net operating loss ("NOL") carryover was approximately $95,000,000 and its capital loss carryover was approximately $413,000. The NOL carryover may be used to offset all or a portion of ALL's REIT income, and as a result, to reduce the amount that ALL is required to distribute to stockholders to maintain its status as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009, and the capital loss carryover is scheduled to expire in 2001.

Earnings Per Share

Basic earnings per share for the three months ended March 31, 2001 and 2000 are based upon the weighted-average number of shares of Common Stock outstanding during each such period. Diluted earnings per share for the three months ended March 31, 2001 reflect the effect of dilutive, unexercised stock options of 10,392, without regard to vesting restrictions on options issued. For the three months period ended March 31, 2001 and 2000, 580,300 and 508,000 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.


Development and Redevelopment

The Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the development of unoccupied sites and the redevelopment of its owned properties during the periods of construction or development. Interest of $721,000 and $419,000 was capitalized for the three months ended March 31, 2001 and 2000, respectively.

Treasury Stock

Prior to August 2000, the Company owned approximately 27% of Commercial Assets' common stock. In connection with the August 2000 merger of ALL and Commercial Assets, these shares of Commercial Assets were converted into 1,125,000 shares of the Company's Common Stock and have been recorded as treasury stock for accounting purposes. On October 17, 2000 the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding Common Stock. The timing of stock purchases is at the discretion of management. The Company repurchased 41,000 shares of Common Stock during the three months ended March 31, 2001 at an average price of $11.29 per share.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



D.  MERGER WITH COMMERCIAL ASSETS

Effective August 11, 2000, ALL and Commercial Assets, Inc. merged. Prior to the merger, the Company owned 2,761,000 shares (approximately 27%) of the common stock of Commercial Assets. Pursuant to the amended merger agreement, Commercial Assets shareholders, with the exception of the Company, its officers and directors, and the officers and directors of Commercial Assets, were provided an election to receive either (1) $5.75 in cash per share of Commercial Assets common stock or (2) 0.4075 shares of ALL Common Stock per share of Commercial Assets common stock.

As a result of the merger, the Company acquired the remaining shares of Commercial Assets by paying $20,418,000 in cash for 3,551,000 Commercial Assets shares and issuing 1,664,000 shares of ALL Common Stock with a trading value of $20,067,000 for 4,085,000 Commercial Assets shares, excluding ALL shares issued in exchange for the Commercial Assets shares previously held by the Company, which have been recorded as treasury stock. The merger with Commercial Assets was recorded using the purchase method of accounting. The aggregate purchase price was $97,372,000 (including the Company's previous investment in Commercial Assets of $18,875,000, assumption of liabilities and minority interest of $34,020,000 and transaction costs of $3,992,000).

E.  REAL ESTATE

Real estate at March 31, 2001 and December 31, 2000, was (in thousands):

                                                                           March 31,              December 31,
                                                                              2001                    2000
                                                                            --------                --------
Land                                                                        $ 37,854                $ 38,514
Land improvements and buildings                                              160,383                 170,215
Furniture and other equipment                                                    370                     478
                                                                            --------                --------
                                                                             198,607                 209,207
Less accumulated depreciation                                                (12,200)                (12,238)
                                                                            --------                --------
Real estate, net                                                            $186,407                $196,969
                                                                            ========                ========

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities.

During the three month period ended March 31, 2001, the Company sold three properties containing 604 operational homesites to unaffiliated third parties. Cash proceeds of approximately $14.5 million were used to repay all of the Company's short term indebtedness and a portion of the Company's outstanding indebtedness. The Company recognized a gain of approximately $4.0 million on the disposition of these properties, each of which was sold at a gain.

During the three month period ended March 31, 2000, the Company sold one property containing 138 operational homesites to an unaffiliated third party. Cash proceeds from the sales of approximately $2.5 million were used to repay a portion of the Company's outstanding indebtedness. The Company recognized a gain of approximately $0.1 million on the disposition of this property.



F.  HOME SALES BUSINESS

Effective January 1, 2000, the Company acquired assets of Brandywine Home Sales Corporation, which previously conducted home sales activities at our properties. The Company now engages in this business through our home sales subsidiary in order to accelerate the rate of absorption at our development properties through the origination of new ground leases. Through the date of our merger with Commercial Assets, the Company owned approximately 62% of the home sales business in the form of nonvoting stock of the subsidiary, with the balance of the subsidiary's non-voting stock owned by Commercial Assets. Two of our directors owned, directly or indirectly, all of the voting stock of the subsidiary, comprising 5% of its equity.

The Company views the home sales activities as a way to convert land held for development to leased land with long term cash flows. The Company evaluates the home sales activity on the same return on investment basis that it uses for acquiring stabilized properties. The leases originated during the three months ended March 31, 2001 by the home sales subsidiary are estimated to result in a first year return on investment of 12.8%, as shown below based upon pro forma information:

Sites Leased                                                             38
Estimated first year annualized profit on leases originated        $110,000
Development costs of sites leased                                  $662,000
Loss from home sales business                                      $202,000
Total costs incurred to originate leases                           $864,000
Estimated first year annualized return on investment                   12.8%

G.  SECURED LONG-TERM NOTES PAYABLE

                                                             March 31, 2001           December 31, 2000
                                                             --------------           -----------------
Fixed rate, ranging from 6.5% to 8.75%, fully
 amortizing, non-recourse notes maturing at various
 dates from 2018 through 2024                                    $75,684                     $64,730
Fixed rate, ranging from 7.4% to 8.2%, partially
 amortizing, non-recourse notes maturing at various
 dates from 2007 through 2011                                     11,589                      16,117
Recourse note discounted at 7.0% maturing in 2002                  3,996                       3,930
Floating rate equal to LIBOR plus 2.5% (7.24% at
 March 31, 2001), partially amortizing, recourse note
 maturing at August 2001                                              --                       4,920
                                                                 -------                     -------
                                                                 $91,269                     $89,697
                                                                 =======                     =======



H.  SECURED SHORT-TERM FINANCING

In April 2000, the Company entered into a $15,000,000 revolving line of credit with a bank. The line of credit bears interest at the bank's prime rate (8.5% at March 31, 2001) and matures in May 2001. The line of credit is secured by three manufactured home communities and one recreational vehicle park which have a combined net book value of $17,070,000 at March 31, 2001. At March 31, 2001, no amounts are outstanding and available borrowing capacity under the revolving line of credit was $15,000,000.

During 2000, the Company had a $2,120,000 promissory note payable to Community Management Investors Corporation ("CMIC") that was scheduled to mature in January 2001 and bore interest at 8.5%. The Company purchased CMIC's 50% interest in two property management companies as of January 1, 2000 in exchange for the note payable. This resulted in the Company owning 100% of the property management companies. The Company's President owns 35% of CMIC, and the Company's Vice President of Development owns 20% of CMIC. In August 2000, the Company repaid the note.


I.  COMMITMENTS AND CONTINGENCIES

The Company is party to various legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which is expected to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole.

As a result of the Company's merger with Commercial Assets in August 2000, the Company became subject to an earn-out agreement relating to a manufactured home community with respect initially to 170 unoccupied homesites. The Company pays an additional $17,000 pursuant to the earn-out agreement for each newly occupied homesite. During the three months ended March 31, 2001, the Company advanced $69,000 for newly unoccupied homesites subject to the earn-out. At March 31, 2001, there were 149 unoccupied homesites subject to the earn-out.

In connection with the acquisition of a manufactured home community, the Company entered into an earn-out agreement with respect initially to 142 unoccupied homesites. The Company pays an additional $17,000 pursuant to the earn-out agreement for each newly occupied homesite either in the form of cash or 946 OP Units, as determined by the seller. During each of the three months ended March 31, 2001 and 2000, the Company advanced $65,500 and $83,000 in cash for newly occupied homesites. At March 31, 2001, there were 100 unoccupied homesites subject to the earn-out.

As a result of the Company's merger with Commercial Assets in August 2000, the Company became subject to an earn-out agreement on a mini storage facility with 391 units whereby it will pay the former owner an amount equal to the increase in the property's net operating income divided by 9.5% up to a maximum of $2,160,000. At March 31, 2001, $1,885,000 remained unpaid under the earn-out agreement.

As a result of the Company's merger with Commercial Assets in August 2000, the Company became subject to an agreement to invest up to an additional $680,000 in a real estate joint venture beginning November 2000. No amount has been paid from inception of the agreement through March 31, 2001.


J.  COMMON STOCK AND DIVIDENDS

The Company has adopted a key employee stock purchase assistance plan whereby the Company may extend credit to officers and key executives to purchase the Company's Common Stock through the exercise of options. These loans are secured by the shares issued and are repaid pursuant to partial recourse promissory notes. The notes bear interest at 7.5% payable quarterly and the loans mature at various times in 2009 and 2010. These loans are included as a separate component of stockholders' equity under the caption Notes Receivable on Common Stock Purchases. During 2001, an executive officer of the Company exercised options to purchase 40,000 shares of common stock by issuing a note payable to the Company of $395,000. The options were simultaneously issued and exercised at the market price on the date of issuance.

The amount receivable for these notes was $1,352,000 and $964,000 at December 31, 2001 and March 31, 2000, respectively. At March 31, 2001, $342,000 of the balance due was recourse to the respective executive officer and $1,030,000 was non-recourse.

On February 15, 2001, the Company made an award of 30,000 restricted stock shares to key executives under the 1998 Stock Option Plan. The stock vests in equal installments at various dates from 2005 through 2006. The fair value of the stock of $343,500 has been recorded as deferred compensation and is reflected as a reduction of equity. Compensation expense is recognized ratably over the vesting period. For the three months ended March 31, 2001, the Company recognized compensation expense of $9,300 related to this award.

During the three month periods ended March 31, 2001 and 2000, the Company paid $0.25 per share dividends on common stock and OP Units totaling $1,820,000 and $1,669,000, respectively.


K.  TRANSACTIONS WITH RELATED PARTIES

Commercial Assets Management Agreement

The Commercial Assets Management Agreement was terminated on August 1, 2000 as a result of the Company's acquisition of Commercial Assets. The Company earned management fees under the Commercial Assets Management Agreement during the three months ended March 31, 2000 totaling $141,000. As of August 11, 2000, (the date of the Company's acquisition of Commercial Assets) the net book value of the Commercial Assets Management Agreement was $638,000, and the Company expensed this amount in August 2000.

Formation of Taxable REIT Subsidiary

During 2000, certain subsidiaries of the company and other entities engaged in activities and received fees that would not otherwise be permitted under the tax rules governing REITs during the year. In order to allow us to maintain our REIT status for federal income tax purposes, activities related to home sales, golf course, and certain utilities operations were conducted through entities in which Messrs. Considine and Rhodes, the Company's Chief Executive Officer and a director respectively, directly or indirectly, owned the outstanding voting securities of these entities equally. We owned all of the outstanding non-voting common stock of these entities.

H.R. 1180, the Work Incentives Improvement Act of 1999 (the "Act") was enacted on December 17, 1999 and contained several provisions known as the REIT Modernization Act. The Act was effective January 1, 2001.

After the effective date of the Act, the Company is permitted to own voting control of Taxable REIT Subsidiaries which provide certain services which cannot be provided directly by the Company. As a result and as of January 1, 2001, the Company has agreed to purchase from Messrs. Considine and Rhodes their entire interest, which included voting control in these entities and "preferred stock subsidiaries," for consideration including cancellation or assumption of debt totaling $68,000 and amounts due under lease agreements.

L.  RECENT ACCOUNTING DEVELOPMENTS

In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133") was issued. In June 2000, Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 138") was issued. SFAS 133 and SFAS 138 address the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company has adopted SFAS 133 and SFAS 138 in the first quarter of 2001, which did not have a material effect on its financial position or results of operations.

In September 2000, Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 140") was issued. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000 and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company anticipates that the adoption of SFAS 140 will not have a material effect on its financial position or results of operations.


M.  SUBSEQUENT EVENTS

Dividend Declared

On May 1, 2001, the Board of Directors declared a quarterly cash dividend of $0.25 per common share for the quarter ended March 31, 2001, payable on May 22, 2001, to stockholders of record on May 10, 2001.

Inventory Wholesale Credit Facility

In April 2001, the Company entered into a $7,000,000 floor plan credit facility with a lender expiring April 2003. Advances are made under the facility for 100% of new inventory purchases and bear interest at the prime rate with spreads ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. Advances under the facility require principal repayments of 3% after one year and payment in full within 1 1/2 years.

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

The components of our portfolio are as follows:

                                           Operational       Developed       Undeveloped       RV
                                            Homesites        Homesites        Homesites       Sites       Total
                                           -----------       ---------       -----------      -----       -----
As of December 31, 2000                        6,350          1,291             1,761          129        9,531
Properties sold                                 (604)            (4)               --           --         (608)
New leases originated                             38            (38)               --           --           --
                                               -----          -----             -----          ---        -----
As of March 31, 2001                           5,784          1,249             1,761          129        8,923
                                               -----          -----             -----          ---        -----

In this report, the words "the Company," "we," "ALL" and "us" refer to American Land Lease, Inc., a Delaware corporation, our predecessor, Asset Investors Corporation and, where appropriate, our subsidiaries.


OPERATING STRATEGY

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

FFO is defined by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO based upon the NAREIT definition, as further adjusted for minority interest in the Operating Partnership and non-cash charges that do not reflect a diminution in economic value. There can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.

For the three months ended March 31, 2001 and 2000, our FFO was (in thousands):

                                                                Three Months
                                                               Ended March 31,
                                                             ----------------------
                                                               2001           2000
                                                             -------         ------
Income (loss) before minority interest in Operating
 Partnership                                                 $ 4,757         $  855
Real estate depreciation                                       1,609          1,089
Amortization of management contracts                              --            516
Gain on sale of real estate                                   (3,977)          (109)
Equity in Commercial Assets' adjustments for FFO                  --            131
                                                             -------         ------
Funds From Operations (FFO)                                  $ 2,389         $2,482
                                                             =======         ======
Weighted average common shares and OP Units
 outstanding                                                   8,236          6,617
                                                             =======         ======


For the three months ended March 31, 2001 and 2000, net cash flows were as follows (in thousands):

                                                                   Three Months
                                                                  Ended March 31,
                                                          ------------------------------
                                                              2001                 2000
                                                           -------              -------
Cash provided by operating activities                      $   717              $   854
Cash provided by investing activities                       13,456                  845
Cash used in financing activities                           (8,556)              (1,381)

MERGER WITH COMMERCIAL ASSETS

Effective August 11, 2000, ALL and Commercial Assets merged. Prior to the merger, the Company owned 2,761,000 shares of Commercial Assets representing approximately 27% of Commercial Assets' issued and outstanding shares. Pursuant to the amended merger agreement, Commercial Assets stockholders, with the exception of the Company and its officers and directors and the officers and directors of Commercial Assets, were provided an election to receive either (1) $5.75 in cash per share of Commercial Assets common stock or (2) 0.4075 shares of our Common Stock per share of Commercial Assets common stock.

As a result of the merger, we effectively acquired the remaining shares of Commercial Assets by paying $20,418,000 in cash for 3,551,000 Commercial Assets shares and issuing 1,664,000 shares of our Common Stock with a trading value of $20,067,000 for 4,085,000 Commercial Assets shares excluding ALL shares issued in exchange for the Commercial Assets shares previously held by the Company, which have been recorded as treasury stock. The merger with Commercial Assets was recorded using the purchase method of accounting. The aggregate purchase price was $97,372,000 (including the Company's previous investment in Commercial Assets of $18,875,000, assumed liabilities and minority interest of $34,020,000 and transaction costs of 3,992,000).

                         RESULTS OF OPERATIONS FOR THE
                       THREE MONTHS ENDED MARCH 31, 2001

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000


Rental Property Operations

Rental and other property revenues from our owned properties totaled $6,107,000 for the three months ended March 31, 2001 compared to $4,632,000 for the three months ended March 31, 2000, an increase of $1,475,000 or 32%. The increase was primarily a result of rental increases at our communities, continued absorption at our development properties, and properties acquired in the merger with Commercial Assets, offset by the sale of properties in 2001.

Property operating expenses from our owned properties totaled $2,415,000 for the three months ended March 31, 2001 compared to $1,709,000 for the same period in 2000, an increase of $706,000 or 41%. The increase was primarily a result of properties acquired in the merger with Commercial Assets, offset by the sale of properties in 2001.

Income from participating mortgages and leases was $600,000 for the three months ended March 31, 2000. During the first quarter of 2000, we purchased manufactured home communities which secured the participating mortgages. A portion of the purchase price was paid by cancellation of participating
mortgages.   Income from participating mortgages and leases is not expected in
2001 as we no longer hold any investments in participating mortgages or leases.

Depreciation expense was $1,609,000 during the three months ended March 31, 2001 compared to $1,089,000 during the same period in 2000. The increase was due to acquisitions of manufactured home communities during 2000, continued investment in our developing properties, and our acquisitions as a result of our merger with Commercial Assets.

Commercial Assets Transactions

Fee revenue from managing Commercial Assets was $141,000 for the three months ended March 31, 2000. As a result of our acquisition of Commercial Assets in August 2000, we no longer receive these fees.

Amortization of management contracts was $516,000 for the three months ended March 31, 2000. The decrease is due to the expensing of our contract to manage Commercial Assets in connection with our acquisition of Commercial Assets in August 2000. As a result of our acquisition of Commercial Assets in August 2000, this item of expense no longer occurs.

As a result of our merger with Commercial Assets in August 2000, income from our approximate 27% interest in Commercial Assets was $0 for the three months ended March 31, 2001 compared to $208,000 for the same period in 2000. As a result of our acquisition of Commercial Assets in August 2000, this item of income no longer occurs.

General and Administrative Expenses

Our general and administrative expenses totaled $464,000 for the three months ended March 31, 2001 compared to $437,000 for the same period of 2000. The increase in expense is primarily due to our merger with Commercial Assets, and relocating corporate offices to Florida from Chadds Ford, Pennsylvania, offset by merger savings including the elimination of certain duplicative costs.

Interest and Other Income

During the three months ended March 31, 2001 and 2000, interest and other income were $359,000 and $81,000 respectively. The increase in income is related to certain earning assets acquired from Commercial Assets in August 2000, including an interest in CMBS bonds.

Interest Expense

During the three months ended March 31, 2001 and 2000, interest expense was $975,000 and $894,000, respectively. The increase in interest expense is due to additional debt assumed with the merger with Commercial Assets in August 2000.

Gain on sale of assets

During the three months ended March 31, 2001, the Company sold three properties. All three properties were sold to the community residents and were sold in support of the Company's program of property evaluation and continuous upgrade of the property portfolio. Proceeds generated from these sales have been used to repurchase the Company's Common Stock and retire short-term debt. A summary of the transactions is as follows:

   Net sales proceeds                                   $14,546,000
   Initial costs                                         11,630,000
   Proceeds in excess of original costs                   2,916,000
   Gain after capital replacement expenditures            2,639,000
   GAAP Gain on Sale                                      3,977,000


                        LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, we had cash and cash equivalents of $6,834,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties, payments of dividends to stockholders and distributions made to Operating Partnership unit holders.

Our net cash provided by operating activities was $717,000 and $854,000 for the quarters ended March 31, 2001 and 2000, respectively. The decrease of $137,000 was primarily a result of an increase of $1.1 million in cash used for operating assets and liabilities as compared to the same period in 2000 offset by a $1.0 million increase in earnings before depreciation, amortization, minority interest, equity in Commercial Assets' earnings, income from participating mortgages and gain on sale of real estate. The increased operating results are driven by the larger portfolio as a result of the Commercial Assets merger, and improved home sales results.

During the three months ended March 31, 2001 the net cash provided by investing activities was $13.5 million compared with $0.8 million for the same period in 2000. The increase in net cash provided is primarily due to proceeds from the sale of real estate in the 2000 period of $12 million, expenditures for purchases of real estate in 2000 totaling $0.8 million that did not recur in the 2001 period, collections totaling $1.3 million in the 2001 period on assets acquired in our merger with Commercial Assets, offset by dividends received on Commercial Assets stock in the 2000 period totaling $0.4 million and higher expenditures in the 2001 period for capital replacements and improvements totaling $1.1 million as a result of the larger portfolio and continued development of unleased sites.

During the three months ended March 31, 2001, net cash used in financing activities was $8.6 million compared with uses of $1.4 million for the same period in 2000. The increase in uses is primarily because of higher principal payments on long-term debt totaling $9.6 million as a result of property sales and higher debt outstanding as a result of the Commercial Assets merger, higher payments of short-term debt totaling $8.5 million, the acquisition of treasury stock in the current period totaling $0.4 million, an increase in dividends paid over the prior period of $0.4 million because of stock issued in August 2000 in conjunction with our merger with Commercial Assets, and the payment of loan costs in the 2001 period totaling $0.3 million offset by incremental proceeds from financings totaling $11.4 million as compared to the prior period and the collection in 2001 period of funds from escrow accounts totaling $0.6 million. During the three months ended March 31, 2001, principal payments of $441,000 related to scheduled amortization and $9,630,000 in payment of outstanding balances from loans secured by property sold.

We have a line of credit with a bank providing total borrowing capacity of $15,000,000 due in May 2001. This line of credit bears interest at the bank's reference rate (8.5% at March 31, 2001) and is secured by three manufactured home communities and one recreational vehicle park which have a combined net book value of $19,911,000 at March 31, 2001. At March 31, 2001 no amount was outstanding.

In August 2000, we entered into a $14,300,000 term loan that bears interest at "Libor Rate" plus 2.5% (7.2% At March 31, 2001) and scheduled to mature in August 2002. The term loan was secured by three manufactured home communities. This loan was repaid with proceeds from the sale of the property securing the loan.

In April 2001, we entered into a $7,000,000 floor plan credit facility with a lender expiring April 2003. Advances are made under the facility for 100% of new inventory purchases and bear interest linked to the prime rate with spreads ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. Advances under the facility require principal repayments of 3% after one year and payment in full of an advance after 1 1/2 years.

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

We have $76 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have a $3.9 million, recourse note issued at a discount of 7.0% and due in 2002. We have refunding and repricing risks with respect to this note.

We have $11.6 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable.

We do not have significant exposure to changes in interest rates while the interest rates are fixed, but we do have repricing and refunding risks as to the unpaid balances due at the maturity of these notes.

                                    PART II
                               OTHER INFORMATION


          EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits:


Exhibit No.      Description
-----------      -----------
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

    2.5       Purchase and Sale Agreement dated effective as of January 1, 2000, by and between Prime
              Forest Partners and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.8 (b) to the Registrant's Current Report on Form 8-K dated
              January 31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

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

    3.1       Second Amended and Restated Certificate of Incorporation of American Land Lease, Inc.
              (incorporated by reference to 10K).

    3.2       Second Amended and Restated By-laws of American Land Lease, Inc.
              (incorporated by reference to 10K).

    4.1       Waiver regarding stock ownership restrictions between the Registrant and Terry Considine dated August 11, 2000 (incorporated by reference to 10K).

    4.2       Waiver regarding stock ownership restrictions between the Registrant and Asset Investors
              Operating Partnership, L.P. dated August 11, 2000 (incorporated by reference to 10K).

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

   10.6       Note Purchase Agreement, dated as of March 26, 1997, among Structured Mortgage Trust
              1997-1, Asset Investors Secured Financing Corporation and Bear, Stearns & Co., Inc.
              (incorporated herein by reference to Exhibit 10.5(d) to the Quarterly Report on Form 10-Q
              of the Registrant for the quarter ended March 31, 1997, Commission File No. 1-9360, filed on May 14, 1997).





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

   10.9       Note Purchase Agreement, dated as of November 3, 1997, among Structure Mortgage Trust
              1997-2, CAX  DTR Securitization Corp., and Painewebber Incorporated Company (incorporated herein by reference to Exhibit 10.9(a) to Commercial Assets, Inc.'s Current Report on Form
              8-K dated November 3, 1997, Commission File No. 1-2262, filed on November 14, 1997).

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

   10.11      Contribution Agreement, dated as of November 3, 1997, between Commercial Assets, Inc. and
              CAX DTR Securitization Corp. Company (incorporated herein by reference to Exhibit 10.9(c)
              to Commercial Assets, Inc.'s Current Report on Form 8-K dated November 3, 1997.
              Commission File No. 1-2262, filed on November 14, 1997).

   10.12      Securitization Cooperation Agreement, dated as of November 3, 1997, among CAX DTR
              Securitization Corp., Commercial Assets, Inc., 1997-2, and Painewebber Incorporated
              Company (incorporated herein by reference to Exhibit 10.9 to Commercial Assets, Inc.'s dated November 3, 1997, Commission File No. 1-2262, filed on November 3, 1997, Commission
              File No. 1-2262, filed on November 14, 1997).

   10.13      Securities Purchase Agreement, dated as of March 26, 1998, between CAX and Westrec Marina
              Management, Inc. (incorporated herein by reference to Exhibit 10.1 to Commercial Assets,
              Inc.'s Quarterly Report on Form 10-Q dated March 31, 1998, Commission File No. 1-2262, filed on May 14, 1998).

   10.14      Put and Call Agreement dated as of November 30, 1998, between CAX and Westrec Marina
              Management, Inc. and Michael M. Sachs (incorporated herein by reference to Exhibit
              10.10(a) to Commercial Assets, Inc.'s Annual Report on Form 10-K dated December 31, 1998,
              Commission File No. I-2262, filed on March 25, 1999).

   10.15      Secured Promissory Note dated as of November 30, 1998, between CAX and Michael M. Sachs
              (incorporated herein by reference to Exhibit 10.10 (a) to Commercial Assets, Inc.'s Annual
              Report on Form 10-K dated December 31, 1998, Commission File No. 1-2262, filed on March
              25, 1999).





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

   10.19      Agreement of Sale dated May 6, 1999, between five Whites, L.L.C. and Community Acquisition
              Development Corporation (incorporated herein by reference to Exhibit 10.14 to the
              Registrant's Current Report on Form 8-K dated June 30, 1999, Commission file No. 1-2262, filed on July 14, 1999).

   10.20      Agreement of Sale dated May 6, 1999, between White Gregg, L.L.C. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 10.14 to the
              Registrant's Current Report on Form 8-K dated June 30, 1999, Commission file No. 1-2262, filed on July 14, 1999).

   10.21      Assignment of Agreement of Sale dated June 28, 1999, between Community Acquisition and
              Development Corporation and CAX La Casa Blanca, L.L.C. (incorporated herein by reference to Exhibit 10.14 to the Registrant's Current Report on Form 8-K dated June 30, 1999,
              Commission File No. 1-2262, filed on July 14, 1999).

   10.22      Assignment of Agreement of Sale dated June 28, 1999, between Community Acquisition and
              Development Corporation and CAX La Casa Blanca East, L.L.C. (incorporated herein by reference to Exhibit 10.14 to the Registrant's  Current Report on Form 8-K dated June 30,
              1999, Commission File No. 1-2262, filed on July 14, 1999).

   10.23      Promissory Note dated June 30, 1999 between CAX La Casa Blanca East, L.L.C. and White
              Gregg, L.L.C. (incorporated herein by reference to Exhibit 10.14 to Commercial Assets,
              Inc.'s Current Report on Form 8-K dated June 30, 1999, Commission File No. 1-2262, filed on July 14, 1999).

   10.24      Receipt, Release and Settlement Agreement, dated as of August 13, 1999, between the
              Registrant, Casa Encanta MHP, L.L.C., Southern Palms MHP, L.L.C., Norman Andrus, and the
              Norman Andrus Irrevocable Trust (incorporated herein by reference to Exhibit 10.11(b) to the Registrant's Current Report on Form 8-K dated August 13, 1999, Commission File No.
              1-2262, filed on August 30, 1999).

   10.25      Form of Assignment and Assumption of Membership Interest (incorporated herein by reference to Exhibit 10.11 (c) to the Registrant's Current Report on Form 8-K dated August 13, 1999,
              Commission File No. 1-2262, filed on August 30, 1999).

   10.26      Secured Promissory Note dated April 18, 2000 between Joseph Gaynor and Asset Investors
              Operating Partnership, L.P. (filed herewith).





   10.27      Secured Promissory Note dated January 2, 2001 between Shannon E. Smith and Asset Investors
              Operating Partnership, L.P. (filed herewith).


     *        Management contract or compensatory plan or arrangement.


         (b)  REPORTS ON FORM 8-K:

               None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN LAND LEASE INC.
                                       (Registrant)


Date:  May 14, 2001                    By /s/Shannon E. Smith
                                          -------------------
                                          Shannon E. Smith
                                          Chief Financial Officer