Form 10-Q
period 2001-06-30
AMERICAN LAND LEASE INC
filed 2001-08-14
CIK 804138

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

                 For the quarterly period ended June 30, 2001

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                         Commission file number 1-9360


                           AMERICAN LAND LEASE, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                            84-1500244
  (State or other jurisdiction of                              (IRS Employer
  Incorporation or organization)                             Identification No.)

29399 U.S. Hwy 19, North Suite 320                                   33761
      Clearwater, Florida                                          (Zip Code)
(Address of Principal Executive Offices)

Registrant's telephone number, including area code (727) 726-8868

     2637 McCormick Drive                                            33759
      Clearwater, Florida                                          (Zip Code)
        (FormerAddress)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.
                                       -

As of August 2, 2001, 7,670,273 shares of common stock were outstanding.

================================================================================

                  AMERICAN LAND LEASE, INC.  AND SUBSIDIARIES

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I.  FINANCIAL INFORMATION:

         Item 1. Condensed Consolidated Financial Statements:

                 Balance Sheets as of June 30, 2001 (unaudited)
                 and December 31, 2000...................................................  1

                 Statements of Income for the three and six months ended
                 June 30, 2001 and 2000 (unaudited)......................................  2

                 Statements of Cash Flows for the six months ended
                 June 30, 2001 and 2000 (unaudited)......................................  3

                 Notes to Condensed Consolidated Financial Statements (unaudited)........  4

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations............................................... 10

         Item 3. Quantitative and Qualitative Disclosures About Market Risk.............. 18

PART II. OTHER INFORMATION:

         Item 6. Exhibits and Reports on Form 8-K........................................ 19

                                      (i)

                  AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                               June 30,        December 31,
                                                                                 2001              2000
                                                                             -----------       ------------
                                                                             (unaudited)
ASSETS
Real estate, net of accumulated depreciation of $13,760 and
 $12,238                                                                      $  188,124        $   196,969
Cash and cash equivalents                                                          1,191              1,217
Inventory                                                                          7,699              6,476
Other assets, net                                                                 10,991             11,640
                                                                              ----------        -----------
   Total Assets                                                               $  208,005        $   216,302
                                                                              ==========        ===========

LIABILITIES
Secured long-term notes payable                                               $   90,798        $    89,697
Secured short-term financing                                                       4,526              7,867
Accounts payable and accrued liabilities                                           5,835              5,816
                                                                              ----------        -----------
   Total liabilities                                                             101,159            103,380
                                                                              ----------        -----------

COMMITMENTS AND CONTINGENCIES                                                         --                 --

MINORITY INTEREST IN OPERATING PARTNERSHIP                                        15,021             14,811
MINORITY INTEREST IN OTHER ENTITIES                                                   --                576

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 1,000 shares
 authorized; no shares issued or outstanding                                          --                 --

Common stock, par value $.01 per share, 12,000 shares authorized;
 8,425 and 8,355 shares issued; and 6,716 and 7,222 shares
 outstanding, respectively                                                            84                 84


Additional paid-in capital                                                       278,194            277,455
Notes receivable on common stock purchases                                        (1,340)              (964)
Deferred compensation on restricted stock                                           (316)                --
Dividends in excess of accumulated earnings                                     (158,422)          (159,603)
Treasury stock, 1,709 and 1,133 shares, at cost                                  (26,375)           (19,437)
                                                                              ----------        -----------
                                                                                  91,825             97,535
                                                                              ----------        -----------
   Total Liabilities and Stockholders' Equity                                 $  208,005        $   216,302
                                                                              ==========        ===========

           See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (unaudited)



                                                                   Three Months                Six Months
                                                                   Ended June 30,             Ended June 30,
                                                                  --------------             --------------
                                                                 2001          2000         2001         2000
                                                                -------       -------      -------      -------
Rental property operations
Rental and other property revenues                             $ 5,630       $ 4,429      $11,737      $ 8,898
Property operating expenses                                     (2,114)       (1,717)      (4,529)      (3,426)
Depreciation                                                    (1,559)       (1,240)      (3,168)      (2,329)
                                                               -------       -------      -------      -------
Income from rental property operations                           1,957         1,472        4,040        3,143

Sales operations
Home sales revenues                                              4,433         3,083        7,609        5,366
Cost of home sales                                              (3,722)       (2,704)      (6,401)      (4,609)
Selling and marketing expenses                                    (801)         (835)      (1,522)      (1,623)
Minority interest in sales operations                               --           147           --          286
                                                               -------       -------      -------      -------
Loss from sales operations                                         (91)         (309)        (314)        (580)

General and administrative expenses                               (394)         (445)        (858)        (882)
Interest and other income                                          397           466          756          547
Interest expense                                                (1,115)         (916)      (2,090)      (1,810)
Income on participating mortgages and leases                        --           (22)          --          683
Commercial Assets management fees                                   --           145           --          286
Property management income, net                                     --            54           --          112
Amortization of management contracts                                --          (516)          --       (1,032)
Equity in earnings of Commercial Assets                             --           286           --          494
Gain on sale of real estate                                         --            --        3,977          109
                                                               -------       -------      -------      -------

Income before minority interest in Operating Partnership           754           215        5,511        1,070
Minority interest in Operating Partnership                        (103)          (31)        (708)        (166)
                                                               -------       -------      -------      -------

Net income                                                     $   651       $   184      $ 4,803      $   904
                                                               =======       =======      =======      =======

Basic and diluted earnings per share                           $  0.09       $  0.03      $  0.68      $  0.16
                                                               =======       =======      =======      =======

Weighted average common shares outstanding                       6,964         5,586        7,072        5,579
                                                               =======       =======      =======      =======
Weighted average common shares and common share
 equivalents outstanding                                         6,986         5,586        7,087        5,579
                                                               =======       =======      =======      =======

Dividends paid per share                                       $  0.25       $  0.25      $  0.50      $  0.50
                                                               =======       =======      =======      =======

                  AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                              Six Months
                                                                                            Ended June 30,
                                                                                      -------------------------
                                                                                        2001             2000
                                                                                      --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                           $  4,803         $    904
 Adjustments to reconcile net income to net cash flows provided by operating activities:
  Depreciation and amortization                                                          3,273            3,504
  Amortization of discount on secured long-term notes payable                              133               --
  Minority interest in Operating Partnership and sales operations                          708             (224)
  Equity in earnings of Commercial Assets                                                   --             (285)
  Income from participating mortgages                                                       --             (600)
  Gain on sale of real estate                                                           (3,977)            (109)
  Increase in operating assets and liabilities                                          (1,489)            (558)
                                                                                      --------         --------
   Net cash provided by operating activities                                             3,451            2,632
                                                                                      --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of real estate                                                      14,546            2,510
 Purchases of real estate                                                                   --             (765)
 Capital replacements, improvements and additions                                       (6,482)          (2,863)
 Dividends from Commercial Assets                                                           --              718
 Proceeds from notes receivable                                                            375               --
 Principal collection on CMBS bonds                                                      1,228               --
                                                                                      --------         --------
  Net cash provided by (used in) investing activities                                    9,667             (400)
                                                                                      --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of common stock dividends                                                      (3,622)          (2,829)
 Payment of distributions to minority interest in Operating Partnership                   (522)            (522)
 Proceeds from secured long-term notes payable                                          11,578              103
 Principal payments on secured long-term notes payable                                 (10,609)          (6,810)
 Proceeds from secured short-term financing                                              4,526            6,654
 Principal payments on secured short-term financing                                     (7,867)              --
 Purchase of common stock                                                               (6,938)              --
 Proceeds from notes receivable                                                             19               18
 Contributions for minority interest in subsidiary                                          --            1,782
 Payment of loan costs                                                                    (306)              --
 Collections of escrowed funds                                                             649               --
                                                                                      --------         --------
  Net cash used in financing activities                                                (13,092)          (1,604)
                                                                                      --------         --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                       (26)             628
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,217              570
                                                                                      --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  1,191         $  1,198
                                                                                      ========         ========

           See Notes to Condensed Consolidated Financial Statements.

                  AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


A.   The Company

American Land Lease, Inc. ("ALL") and, together with its subsidiaries and its predecessors, the "Company", formerly Asset Investors Corporation ("AIC"), is a Delaware corporation incorporated on May 25, 1999. Prior to May 25, 1999, AIC was a Maryland corporation. ALL has elected to be taxed as a real estate investment trust ("REIT"). ALL is the sole general partner of Asset Investors Operating Partnership, L.P. (the "Operating Partnership") and held an approximate 87% interest in the Operating Partnership as of June 30, 2001. The Operating Partnership directly and indirectly owns and operates manufactured home land lease communities, develops manufactured home land lease communities and conducts homesale activities in pursuit of land lease originations in its manufactured home land lease communities. ALL's Common Stock, par value $.01 per share ("Common Stock"), is listed on the New York Stock Exchange under the symbol "ANL."

Interests in the Operating Partnership held by limited partners other than ALL are referred to as "OP Units". The Operating Partnership's income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The Operating Partnership records the issuance of OP Units and the assets acquired in purchase transactions based on the market price of the Common Stock at the date of the execution of the purchase contract. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock. After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of common stock in lieu of cash. At June 30, 2001, the Operating Partnership had 1,045,000 OP units outstanding, excluding those owned by ALL.

B.   Presentation of Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Certain 2000 financial statement amounts have been reclassified to conform to the 2001 presentation.

C.   Merger with Commercial Assets

Effective August 11, 2000, ALL and Commercial Assets, Inc. merged. Prior to the merger, the Company owned 2,761,000 shares (approximately 27%) of the common stock of Commercial Assets. Pursuant to the amended merger agreement, Commercial Assets stockholders, with the exception of the Company, its officers and directors, and the officers and directors of Commercial Assets, were provided an election to receive either (1) $5.75 in cash per share of Commercial Assets common stock or (2) 0.4075 shares of ALL Common Stock per share of Commercial Assets common stock.

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

D.   Real Estate

Real estate at June 30, 2001 and December 31, 2000, was (in thousands):

                                                                     June 30,             December 31,
                                                                       2001                   2000
                                                                     --------             ------------
Land                                                                 $ 36,703                 $ 38,514
Land improvements and buildings                                       164,672                  170,215
Furniture and other equipment                                             509                      478
                                                                     --------             ------------
                                                                      201,884                  209,207
Less accumulated depreciation                                         (13,760)                 (12,238)
                                                                     --------             ------------
Real estate, net                                                     $188,124                 $196,969
                                                                     ========             ============

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities.

During the six month period ended June 30, 2001, the Company sold three properties containing 604 operational homesites to unaffiliated third parties. Cash proceeds of approximately $14.5 million were used to repay all of the Company's short term indebtedness and a portion of the Company's long term outstanding indebtedness. The Company recognized a gain of approximately $4.0 million on the disposition of these properties, each of which was sold at a gain.

During the six month period ended June 30, 2000, the Company sold one property containing 138 operational homesites to an unaffiliated third party. Cash proceeds from the sales of approximately $2.5 million were used to repay a portion of the Company's outstanding indebtedness. The Company recognized a gain of approximately $0.1 million on the disposition of this property.

The Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the development of unoccupied sites and the redevelopment of its owned properties during the periods of construction or development. Interest of $678,000 and $482,000 was capitalized for the three months ended June 30, 2001 and 2000, respectively, and $1,399,000 and $901,000 for the six months ended June 30, 2001 and 2000, respectively.

E.   Sales Operations

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

The Company views the home sales activities as a way to convert land held for development to leased land with long term cash flows. The Company evaluates the home sales activity on the same return on investment basis that it uses for acquiring stabilized properties. The leases originated during the three and six months ended June 30, 2001 by the home sales subsidiary are estimated to result in a first year return on investment of 13.3% and 13.2 %, as shown below based upon pro forma information:

                                                                       Three Months         Six Months
                                                                          Ended               Ended
                                                                      June 30, 2001       June 30, 2001
                                                                      -------------       -------------
Sites Leased                                                                     66                 104
Estimated first year annualized profit on leases originated              $  180,000          $  295,000
Development costs of sites leased                                        $1,260,000          $1,940,000
Loss from home sales business                                            $   90,000          $  285,000
Total costs incurred to originate leases                                 $1,350,000          $2,225,000
Estimated first year annualized return on investment                           13.3%               13.2%

F.   Secured Long-Term Notes Payable

                                                                 June 30, 2001      December 31, 2000
                                                                 -------------      -----------------
Fixed rate, ranging from 6.5% to 8.75%, fully amortizing,
 non-recourse notes maturing at various dates from 2018
 through 2024                                                          $75,173                $64,730
Fixed rate, ranging from 7.4% to 8.2%, partially amortizing, non-recourse notes maturing at various dates from 2007
 through 2011                                                           11,562                 16,117
Recourse note discounted at 7.0% maturing in 2002                        4,063                  3,930
Floating rate equal to LIBOR plus 2.5%, partially amortizing,
 recourse note maturing at August 2001                                      --                  4,920
                                                                       -------                -------
                                                                       $90,798                $89,697
                                                                       =======                =======

G.   Secured Short-Term Notes Payable

In May 2001, the Company renewed its $15,000,000 revolving line of credit with a bank. The line of credit bears interest at the bank's prime rate (6.75% at June 30, 2001) and matures in April 2002. The line of credit is secured by three manufactured home communities and one recreational vehicle park which have a combined net book value of $28,123,000 at June 30, 2001. At June 30, 2001, $2,200,000 was outstanding and $12,800,000 was available borrowing capacity under the revolving line of credit.

In April 2001, the Company entered into a $7,000,000 floor plan credit facility with a lender expiring April 2003. Advances are made under the facility for 100% of new inventory purchases and bear interest at the prime rate with spreads ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. Advances under the facility require principal repayments of 3% after one year and payment in full within 1 1/2 years. At June 30, 2001, $2,300,000 was outstanding and $4,700,000 was available borrowing capacity under the floor plan facility.

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

As a result of the Company's merger with Commercial Assets in August 2000, the Company became subject to an earn-out agreement relating to a manufactured home community with respect initially to 170 unoccupied homesites. The Company pays an additional $17,000 pursuant to the earn-out agreement for each newly occupied homesite. During the three and six months ended June 30, 2001, the Company advanced $51,000 and $120,000, respectively for newly unoccupied homesites subject to the earn-out. At June 30, 2001, there were 146 unoccupied homesites subject to the earn-out.

In connection with the acquisition of a manufactured home community, the Company entered into an earn-out agreement with respect initially to 142 unoccupied homesites. The Company pays an additional $17,000 pursuant to the earn-out agreement for each newly occupied homesite either in the form of cash or 946 OP
Units, as determined by the seller.   During each of the three and six months
ended June 30, 2001 and 2000, the Company advanced $0 and $65,500 and $33,000
and $116,000, respectively, in cash for newly occupied homesites.   At June 30,
2001, there were 100 unoccupied homesites subject to the earn-out.

As a result of the Company's merger with Commercial Assets in August 2000, the Company became subject to an earn-out agreement on a mini storage facility with 391 units whereby it will pay the former owner an amount equal to the increase in the property's net operating income divided by 9.5% up to a maximum of $2,160,000. At June 30, 2001, $1,789,000 remained unpaid under the earn-out agreement.

As a result of the Company's merger with Commercial Assets in August 2000, the Company became subject to an agreement to invest up to an additional $680,000 in a real estate joint venture beginning November 2000. No amount has been paid from inception of the agreement through June 30, 2001.

I.   Stockholders' Equity

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

The amount receivable for these notes was $964,000 and $1,340,000 at December 31, 2000 and June 30, 2001, respectively. At June 30, 2001, $335,000 of the balance due was recourse to the respective executive officers and $1,005,000 was non-recourse.

On February 15, 2001, the Company made an award of 30,000 restricted shares to key executives under the 1998 Stock Option Plan. The shares vest in equal installments at various dates from 2005 through 2006. The market value of the stock of $343,500 has been recorded as deferred compensation and is reflected as a reduction of equity. Compensation expense is recognized ratably over the vesting period. For the three and six months ended June 30, 2001, the Company recognized compensation expense of $18,600 and $27,900 related to this award.

On October 17, 2000, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding Common Stock. The timing of stock purchases is at the discretion of management. The Company repurchased 535,613 and 576,613 shares of Common Stock during the three and six months ended June 30, 2001 at a weighted average price of $12.08 and $12.03 per share, respectively.

During the three and six month periods ended June 30, 2001 and 2000, the Company paid $0.25 and $0.50 per share dividends on Common Stock totaling $1,802,000 and $1,420,000, and $3,622,000 and $2,829,000, respectively.

J.   Earnings Per Share

Basic earnings per share for the three and six months ended June 30, 2001 and 2000 are based upon the weighted-average number of shares of Common Stock outstanding during each such period. Diluted earnings per share for the three and six months ended June 30, 2001 and 2000 reflect the effect of dilutive, unexercised stock options of 22,144 and 14,581, and 1,599 and 933, respectively, without regard to vesting restrictions on options issued. For the three and six months period ended June 30, 2001 and 2000, 479,163 and 516,603 and 532,355 and 520,156, respectively, of stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

K.   Transactions with Related Parties

Commercial Assets Management Agreement

The Commercial Assets Management Agreement was terminated on August 1, 2000 as a result of the Company's acquisition of Commercial Assets. The Company earned management fees under the Commercial Assets Management Agreement during the three and six months ended June 30, 2000 totaling $145,000 and $286,000, respectively. As of August 11, 2000, (the date of the Company's acquisition of Commercial Assets) the net book value of the Commercial Assets Management Agreement was $638,000, and the Company expensed this amount in August 2000.

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

After the effective date of the Act, the Company is permitted to own voting control of Taxable REIT Subsidiaries, which provide certain services, which cannot be provided directly by the Company. As a result and as of January 1, 2001, the Company has agreed to purchase from Messrs. Considine and Rhodes their entire interest, which included voting control in these entities and "preferred stock subsidiaries," for consideration including cancellation or assumption of debt totaling $68,000 and amounts due under lease agreements.


L.   Recent Accounting Developments

In June 1998, Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") was issued. In June 2000, Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 ("SFAS 138") was issued. SFAS 133 and SFAS 138 address the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company has adopted SFAS 133 and SFAS 138 in the first quarter of 2001, which did not have a material effect on its financial position or results of operations.

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

In June 2001, Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets were issued, which are effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangibles assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The Company anticipates that the adoption of SFAS 141 and SFAS 142 will not have a material effect on its financial position or results of operations.


M.  Subsequent Events

Dividend Declared

On July 25, 2001, the Board of Directors declared a quarterly cash dividend of $0.25 per common share for the quarter ended June 30, 2001, payable on August 22, 2001, to stockholders of record on August 10, 2001.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS.
          -----------------------------------

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

The components of our portfolio are as follows:

                                   Operational     Developed       Undeveloped      RV
                                    Homesites      Homesites        Homesites      Sites      Total
                                 --------------------------------------------------------------------
As of December 31, 2000               6,350           1,291            1,761        129        9,531

Properties sold                        (604)             (5)              --         --         (609)

Properties redeveloped                  (82)            (28)             135         --           25

New leases originated                   104            (104)              --         --           --
                                 --------------------------------------------------------------------

      As of June 30, 2001             5,768           1,154            1,896        129        8,947
                                 ====================================================================

In this report, the words "the Company," "we," "ALL" and "us" refer to American Land Lease, Inc., a Delaware corporation, our predecessor, Asset Investors Corporation and, where appropriate, our subsidiaries.


Operating Strategy

We measure our economic profitability based on Funds From Operations or "FFO", less an annual capital replacement reserve of at least $100 per developed homesite. This reserve and its increase from prior reporting periods is management's estimate based on its experience in owning, operating and managing manufactured home communities. We believe that the presentation of FFO, when considered with the financial data determined in accordance with generally accepted accounting principles, provides a useful measure of our performance.

FFO is defined by the Board of Governors of the National Association of Real Estate Investment Trusts ("NAREIT") as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO based upon the NAREIT definition, as further adjusted for minority interest in the Operating Partnership, costs incurred in order to become self-managed and amortization of property and investment contracts. There can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.

For the three and six months ended June 30, 2001 and 2000, our FFO was (in thousands):

                                                               Three Months              Six Months
                                                              Ended June 30,           Ended June 30,
                                                           --------------------    ---------------------
                                                             2001        2000        2001         2000
                                                           --------    --------    --------     --------
Income before minority interest in Operating               $   754     $    215    $  5,511     $  1,070
 Partnership
Real estate depreciation                                     1,559        1,240       3,168        2,329
Amortization of management contracts                            --          516          --        1,032
Gain on sale of real estate                                     --           --      (3,977)        (109)
Equity in Commercial Assets' adjustments for FFO                --          130          --          261
                                                           -------     --------    --------     --------
Funds From Operations (FFO)                                $ 2,313     $  2,101    $  4,702     $  4,583
                                                           =======     ========    ========     ========

Weighted average common shares and OP Units                  8,031        6,631       8,131        6,624
 outstanding                                               =======     ========    ========     ========


For the six months ended June 30, 2001 and 2000, net cash flows were as follows (in thousands):

                                                               Six Months
                                                             Ended June 30,
                                                          --------------------
                                                            2001        2000
                                                          --------    --------
Cash provided by operating activities                     $  3,451    $  2,632
Cash provided by (used in) investing activities              9,667        (400)
Cash used in financing activities                          (13,092)     (1,604)

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

                         RESULTS OF OPERATIONS FOR THE
                   THREE AND SIX MONTHS ENDED JUNE 30, 2001

Comparison of Three Months Ended June 30, 2001 to Three Months Ended June 30,
2000

Rental Property Operations

Rental and other property revenues from our owned properties totaled $5,630,000 for the three months ended June 30, 2001 compared to $4,429,000 for the three months ended June 30, 2000, an increase of $1,201,000 or 27%. The increase was primarily a result of rental increases at our communities, continued absorption at our development properties, and properties acquired in the merger with Commercial Assets, offset by the sale of properties in 2001.

Property operating expenses from our owned properties totaled $2,114,000 for the three months ended June 30, 2001 compared to $1,717,000 for the same period in 2000, an increase of $397,000 or 23%. The increase was primarily a result of properties acquired in the merger with Commercial Assets, offset by the sale of properties in 2001.

Depreciation expense was $1,559,000 during the three months ended June 30, 2001 compared to $1,240,000 during the same period in 2000. The increase was due to acquisitions of manufactured home communities during 2000, continued investment in our developing properties, and our acquisitions as a result of our merger with Commercial Assets.

Same store revenues for the three months ended June 30, 2001, increased by 6.3% from the three months ended June 30, 2000. Expenses related to those revenues increased 4.1% over that same period. Same store net operating income, excluding the Company's recreational vehicle (RV) communities, increased 7.4% for the three months ended June 30, 2001 compared to the results of operations for the three month period ended June 30, 2000. Including the results of RV communities, the Company's same store revenue increased 5.5%, expenses increased 1.6% and net operating income increased 7.3%.

Sales Operations

Revenues for the sales operations totaled $4.4 million for the three months ended June 30, 2001 as compared to $3.1 million for the three months ended June 30, 2001, with the increase driven by higher unit volumes in new home sales. Units sold increased from 43 for the three months ended June 30, 2000 to 67 units for the three-month period ended June 30, 2001. Total cost of sales for the three months ended June 30, 2001 was $3.7 million compared to $2.7 million for the three months ended June 30, 2000. Resulting margin increases are attributable to product mix and greater quantities of homes closed under presold contracts. Selling and marketing expenses in the 2001 period decreased $34,000 from the 2000 period as marketing programs were refined in response to results achieved in the 2000 period. Minority interest in sales operations recorded for the three months ended June 30, 2000 was related to Commercial Assets' ownership in the sales operations that terminated with the merger between Commercial Assets and the Company in August 2000.

Commercial Assets Transactions

Fee revenue from managing Commercial Assets was $145,000 for the three months ended June 30, 2000. As a result of our acquisition of Commercial Assets in August 2000, we no longer receive these fees.

Amortization of management contracts was $516,000 for the three months ended June 30, 2000. The decrease is due to the expensing of our contract to manage Commercial Assets in connection with our acquisition of Commercial Assets in August 2000. As a result of our acquisition of Commercial Assets in August 2000, this item of expense no longer occurs.

As a result of our merger with Commercial Assets in August 2000, income from our approximate 27% interest in Commercial Assets was $0 for the three months ended June 30, 2001 compared to $286,000 for the same period in 2000. As a result of our acquisition of Commercial Assets in August 2000, this item of income no longer occurs.

General and Administrative Expenses

Our general and administrative expenses totaled $394,000 for the three months ended June 30, 2001 compared to $445,000 for the same period of 2000. The decrease in expense is primarily due to elimination of cash directors' fees and a reduction in franchise tax expenses due to a lower share base.

Interest and Other Income

During the three months ended June 30, 2001 and 2000, interest and other income were $397,000 and $466,000 respectively. The decrease in income is related to maintaining lower cash balances as a result of the repurchase of the Company's stock.

Interest Expense

During the three months ended June 30, 2001 and 2000, interest expense was $1,115,000 and $916,000 respectively. The increase in interest expense is due to additional debt assumed with the merger with Commercial Assets in August 2000.



Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000

Rental Property Operations

Rental and other property revenues from our owned properties totaled $11,737,000 for the six months ended June 30, 2001 compared to $8,898,000 for the six months ended June 30, 2000, an increase of $2,839,000 or 32%. The increase was primarily a result of rental increases at our communities, continued absorption at our development properties, and properties acquired in the merger with Commercial Assets, offset by the sale of properties in 2001.

Property operating expenses from our owned properties totaled $4,529,000 for the six months ended June 30, 2001 compared to $3,426,000 for the same period in 2000, an increase of $1,103,000 or 32%. The increase was primarily a result of properties acquired in the merger with Commercial Assets, offset by the sale of properties in 2001.

Depreciation expense was $3,168,000 during the six months ended June 30, 2001 compared to $2,329,000 during the same period in 2000. The increase was due to acquisitions of manufactured home communities during 2000, continued investment in our developing properties, and our acquisitions as a result of our merger with Commercial Assets.

Sales Operations

Revenues for the sales operations totaled $7.6 million for the six months ended June 30, 2001 as compared to $5.4 million for the six months ended June 30, 2001, with the increase driven by higher unit volumes in new home sales. Units sold increased from 75 for the six months ended June 30, 2000 to 106 units for the six month period ended June 30, 2001. Total cost of sales for the six months ended June 30, 2001 was $6.4 million compared to $4.6 million for the six months ended June 30, 2000. Resulting margin increases are attributable to product mix and greater quantities of homes closed under presold contracts. Selling and marketing expenses in the 2001 period decreased $101,000 from the 2000 period as marketing programs were refined in response to results achieved in the 2000 period. Minority interest in sales operations recorded for the six months ended June 30, 2000 was related to Commercial Assets ownership in the sales operations that terminated with the merger between Commercial Assets and the Company in August 2000.

Commercial Assets Transactions

Fee revenue from managing Commercial Assets was $286,000 for the six months ended June 30, 2000. As a result of our acquisition of Commercial Assets in August 2000, we no longer receive these fees.

Amortization of management contracts was $1,032,000 for the six months ended June 30, 2000. The decrease is due to the expensing of our contract to manage Commercial Assets in connection with our acquisition of Commercial Assets in August 2000. As a result of our acquisition of Commercial Assets in August 2000, this item of expense no longer occurs.

As a result of our merger with Commercial Assets in August 2000, income from our approximate 27% interest in Commercial Assets was $0 for the six months ended June 30, 2001 compared to $494,000 for the same period in 2000. As a result of our acquisition of Commercial Assets in August 2000, this item of income no longer occurs.

General and Administrative Expenses

Our general and administrative expenses totaled $858,000 for the six months ended June 30, 2001 compared to $882,000 for the same period of 2000. The decrease in expense is primarily due to elimination of cash directors' fees and a reduction in franchise tax expenses due to a lower share base.

Interest and Other Income

During the six months ended June 30, 2001 and 2000, interest and other income were $756,000 and $547,000 respectively. The increase in income is related to certain earning assets acquired from Commercial Assets in August 2000, including an interest in CMBS bonds, offset by the maintenance of lower cash balances as a result of the repurchase of the Company's Common Stock.

Interest Expense

During the six months ended June 30, 2001 and 2000, interest expense was $2,090,000 and $1,810,000, respectively. The increase in interest expense is due to additional debt assumed with the merger with Commercial Assets in August 2000.

Gain on sale of assets

During the six months ended June 30, 2001, the Company sold three properties. All three properties were sold to the community residents and were sold in support of the Company's program of property evaluation and continuous upgrade of the property portfolio. Proceeds generated from these sales have been used to repurchase the Company's Common Stock and retire short-term debt. A summary of the transactions is as follows:


     Net sales proceeds                                     $14,546,000
     Initial costs                                           11,630,000
     Proceeds in excess of original costs                     2,916,000
     Gain after capital replacement expenditures              2,639,000
     GAAP Gain on Sale                                        3,977,000



                        LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, we had cash and cash equivalents of $1,191,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties, payments of dividends to stockholders and distributions made to OP Unit holders.

Our net cash provided by operating activities was $3.4 million and $2.6 million for the six months ended June 30, 2001 and 2000, respectively. The increase of $0.8 million was primarily a result of a $1.7 million increase in earnings before depreciation, amortization, minority interests, equity in Commercial Assets' earnings, income from participating mortgages, and gain on sale of real estate offset by an increase of $0.9 million in cash used for operating assets and liabilities as compared to the same period in 2000.

During the six months ended June 30, 2001, the net cash provided by investing activities was $9.7 million compared with a net used by investing activities of $0.4 million for the same period in 2000. The increase in net cash provided is primarily due to an increase in proceeds from the sale of real estate over the 2000 period of $12.0 million, expenditures for purchases of real estate in 2000 totaling $0.8 million that did not recur in the 2001 period, collections totaling $1.6 million in the 2001 period on assets acquired in our merger with Commercial Assets, offset by dividends received on Commercial Assets stock in the 2000 period totaling $0.7 million and greater expenditures in the 2001 period for capital replacements and improvements of $3.6 million as a result of the larger portfolio and continued development of unleased sites.

During the six months ended June 30, 2001, net cash used in financing activities was $13.1 million compared with uses of $1.6 million for the same period in 2000. The increase in uses is primarily because of higher principal payments on long-term debt totaling $3.8 million as a result of property sales and higher debt outstanding as a result of the Commercial Assets merger, higher net payments of short-term debt totaling $10.0 million, the acquisition of treasury stock in the 2001 period totaling $6.9 million, an increase in dividends paid over the prior period of $0.8 million due to stock issued in August 2000 in conjunction with our merger with Commercial Assets, the payment of loan costs in the 2001 period totaling $0.3 million and a reduction in contributions for minority interest in subsidiary of $1.8 million offset by incremental proceeds from financings totaling $11.5 million as compared to the prior period and the collection in 2001 period of funds from escrow accounts totaling $0.6 million. During the six months ended June 30, 2001, principal payments of $979,000 related to scheduled amortization and $9,630,000 in payment of outstanding balances from loans secured by property sold.

We have a line of credit with a bank providing total borrowing capacity of $15,000,000 due in April 2002. This line of credit bears interest at the bank's reference rate (6.75% at June 30, 2001) and is secured by three manufactured home communities and one recreational vehicle park which have a combined net book value of $28,122,000 at June 30, 2001. At June 30, 2001, $2,200,000 was
outstanding.

In April 2001, we entered into a $7,000,000 floor plan credit facility with a lender expiring April 2003. Advances are made under the facility for 100% of new inventory purchases and bear interest linked to the prime rate with spreads ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. Advances under the facility require principal repayments of 3% after one year and payment in full of an advance after 1 1/2 years. At June 30, 2001, $2,300,000 was outstanding.


We expect to meet our long-term liquidity requirements through long-term, secured borrowings, the issuance of OP Units and other equity securities and cash generated by operations.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

Our principal exposure to market risk is through our various debt instruments and borrowings and through changes in interest rates. The following is a list of these debt instruments and borrowing arrangements.

We have $75 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have a $4 million, recourse note issued at a discount of 7.0% and due in 2002. We have refunding and repricing risks with respect to this note.

We have $11.6 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable.

We do not have significant exposure to changes in interest rates while the interest rates are fixed, but we do have repricing and refunding risks as to the unpaid balances due at the maturity of these notes.

We have a recourse, secured line of credit that bears interest at the Bank's "Reference" rate. As of June 30, 2001, the outstanding balance was $2.2 million If the Bank's "Reference" and icreased immediately by 1%, then our annual net income and cash flows would decrease by $22,000 due to an increase in interest expense on this line of credit, based on the outstanding balance at June 30, 2001. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

We have a recourse, secured floor plan facility that bears interest at the lender's prime rate plus amounts ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. If the lender's prime rate increased immediately by 1%, then our annual net income and cash flows would decrease by $23,000 due to an increase in interest expense on this line of credit, based on the outstanding balance at June 30, 2001. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

                                    PART II
                               OTHER INFORMATION


               EXHIBITS AND REPORTS ON FORM 8-K.
               ---------------------------------

         (a)   Exhibits:

Exhibit No.    Description
-----------    -----------

    2.1 Second Amended and Restated Agreement and Plan of Merger, dated as of June 2, 2000, by and between the Registrant and Commercial Assets, Inc. (incorporated herein by reference to Annex A to the Registrant's Joint Proxy Statement/Prospectus dated June 13, 2000, Commission File No. 1-9360, filed on June 13, 2000)

    2.2 Assignment of Agreement of Sale dated as of June 1, 1998, between Community Acquisition Joint Venture and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 2.6(b) to the Registrant's Current Report on Form 8-K dated May 29, 1998, Commission File No. 1-9360, filed on June 12, 1998).

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

   10.14 Put and Call Agreement dated as of November 30, 1998, between CAX and Westrec Marina Management, Inc. and Michael M. Sachs (incorporated herein by reference to Exhibit 10.10(a) to Commercial Assets, Inc.'s Annual Report on Form 10-K dated December 31, 1998, Commission File No. I-2262, filed on March 25, 1999.

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

   10.26 Secured Promissory Note dated April 18, 2000 between Joseph Gaynor and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.26 to the Registrant's Quarterly Report on Form 10-Q dated March 31, 2001, Commission File No. 1-9360, filed on May 15, 2001).

   10.27 Secured Promissory Note dated January 2, 2001 between Shannon E. Smith and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q dated March 31, 2001, Commission File No. 1-9360, filed on May 15, 2001).

     *       Management contract or compensatory plan or arrangement.


         (b)  Reports on Form 8-K:

    None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN LAND LEASE INC.
                                       (Registrant)


Date: August 14, 2001                  By /s/Shannon E. Smith
                                          -----------------------------
                                          Shannon E. Smith
                                          Chief Financial Officer