Form 10-Q
period 2001-09-30
AMERICAN LAND LEASE INC
filed 2001-11-14
CIK 804138

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            _______________________

                                   FORM 10-Q
(MARK ONE)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

As of October 31, 2001, 6,625,634 shares of common stock were outstanding.

                  AMERICAN LAND LEASE, INC.  AND SUBSIDIARIES

                                   FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS
                                                                         PAGE
                                                                         ----

PART I.  FINANCIAL INFORMATION:

         Item 1. Condensed Consolidated Financial Statements:

                 Balance Sheets as of September 30, 2001 (unaudited)
                 and December 31, 2000.................................  3

                 Statements of Income for the three and nine months
                 ended September 30, 2001 and 2000 (unaudited).........  4

                 Statements of Cash Flows for the nine months ended
                 September 30, 2001 and 2000 (unaudited)...............  5

                 Notes to Condensed Consolidated Financial
                 Statements (unaudited)................................  6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations........  13

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk..........................................  19

PART II. OTHER INFORMATION:

         Item 6. Exhibits and Reports on Form 8-K.....................  21

                   AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 September 30,         December 31,
                                                                     2001                 2000
                                                                 ------------          ------------
                                                                 (unaudited)
ASSETS
Real estate, net of accumulated depreciation of $15,212 and       $ 190,377            $ 196,969
 $12,238
Cash and cash equivalents                                               716                1,217
Inventory                                                             8,107                6,476
Other assets, net                                                    11,176               11,640
                                                                  ---------            ---------
   Total Assets                                                   $ 210,376            $ 216,302
                                                                  =========            =========

LIABILITIES
Secured long-term notes payable                                   $  88,279            $  89,697
Secured short-term financing                                         11,161                7,867
Accounts payable and accrued liabilities                              5,334                5,816
                                                                  ---------            ---------
   Total liabilities                                                104,774              103,380
                                                                  ---------            ---------

COMMITMENTS AND CONTINGENCIES                                            --                   --

MINORITY INTEREST IN OPERATING PARTNERSHIP                           14,861               14,811
MINORITY INTEREST IN OTHER ENTITIES                                      --                  576


STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 1,000 shares
 authorized; no shares issued or outstanding                             --                   --
Common stock, par value $.01 per share, 12,000 shares authorized;
 8,425 and 8,355 shares issued; and 6,715 and 7,222 shares
 outstanding, respectively                                               84                   84
Additional paid-in capital                                          278,194              277,455
Notes receivable on common stock purchases                           (1,328)                (964)
Deferred compensation on restricted stock                              (297)                  --
Dividends in excess of accumulated earnings                        (159,537)            (159,603)
Treasury stock, 1,710 and 1,133 shares, at cost                     (26,375)             (19,437)
                                                                  ---------            ---------
                                                                     90,741               97,535
                                                                  ---------            ---------
   Total Liabilities and Stockholders' Equity                     $ 210,376            $ 216,302
                                                                  =========            =========

                   AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                   Three Months               Nine Months
                                                                Ended September 30,       Ended September 30,
                                                             -------------------------  ------------------------

                                                                   2001          2000         2001         2000
                                                                -------       -------     --------      -------
 RENTAL PROPERTY OPERATIONS
 Rental and other property revenues                             $ 5,604       $ 5,518     $ 17,341      $15,099
 Property operating expenses                                     (2,268)       (2,269)      (6,797)      (5,695)
 Depreciation                                                    (1,455)       (1,507)      (4,623)      (3,836)
                                                                -------       -------     --------      -------
 Income from rental property operations                           1,881         1,742        5,921        5,568

 SALES OPERATIONS
 Home sales revenues                                              4,544         2,723       12,153        8,089
 Cost of home sales                                              (3,837)       (1,820)     (10,238)      (6,429)
 Selling and marketing expenses                                    (785)         (789)      (2,307)      (2,412)
 Minority interest in sales operations                               --           (14)          --          272
                                                                -------       -------     --------      -------
 Income (loss) from sales operations                                (78)          100         (392)        (480)

 General and administrative expenses                               (442)         (538)      (1,300)      (1,420)
 Interest and other income                                          392           235        1,148          782
 Interest expense                                                (1,075)       (1,217)      (3,165)      (3,027)
 Property management income, net                                     --            29           --          141
 Equity in earnings of Commercial Assets                             --           192           --          686
 Commerical Assets Management Fees                                   --            49           --          335
 Amortization of management contracts                                --          (834)          --       (1,866)
 Gain (loss) on sale of real estate                                 (13)           --        3,964          109
                                                                -------       -------     --------      -------

 Income (loss) before minority interest in Operating                665          (242)       6,176          828
  Partnership
 Minority interest in Operating Partnership                        (102)           42         (810)        (124)
                                                                -------       -------     --------      -------

 Net income (loss)                                              $   563       $  (200)    $  5,366      $   704
                                                                =======       =======     ========      =======

 Basic earnings (loss) per share                                  $0.08        $(0.03)       $0.78        $0.12
                                                                =======       =======     ========      =======
 Diluted earnings (loss) per share                                $0.08        $(0.03)       $0.77        $0.12
                                                                =======       =======     ========      =======


 Weighted average common shares outstanding                       6,626         6,637        6,922        5,934
                                                                =======       =======     ========      =======
 Weighted average common shares and common share
  equivalents outstanding                                         6,675         6,637        6,947        5,935
                                                                =======       =======     ========      =======

 Dividends paid per share                                         $0.25         $0.25        $0.75        $0.75
                                                                =======       =======     ========      =======

                   AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                         Nine Months
                                                                                     Ended September 30,
                                                                                ------------------------------
                                                                                       2001            2000
                                                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                                          $  5,366        $    704
 Adjustments to reconcile net income to net cash flows provided by operating activities:
  Depreciation and amortization                                                         4,771           5,952
  Amortization of discount on secured long-term notes payable                             169              44
  Minority interest in Operating Partnership and sales operations                         810            (246)
  Equity in earnings of Commercial Assets                                                  --            (465)
  Equity in earnings of real estate joint ventures                                         --             (10)
  Income from participating mortgages                                                      --            (600)
  Gain on sale of real estate                                                          (3,977)           (109)
  Increase in operating assets and liabilities                                         (2,831)           (742)
                                                                                     --------        --------
       Net cash provided by operating activities                                        4,308           4,528
                                                                                     --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of real estate                                                     14,546           3,443
 Purchases of real estate                                                                (200)           (765)
 Capital replacements, improvements and additions                                      (9,987)         (4,358)
 Proceeds from notes receivable                                                           488              --
 Principal collection on collateralized mortgage-backed securities                      1,286              --
 Dividends from Commercial Assets                                                          --           1,077
 Proceeds from sale of short term investments                                              --          10,618
 Dividends from real estate joint ventures                                                 --              26
 Purchase of Commercial Assets Common Stock                                                --         (20,418)
 Cash received in connection with acquisitions                                             --          11,860
 Cash paid for merger related costs                                                        --          (3,706)
                                                                                     --------        --------
      Net cash provided by (used in) investing activities                               6,133          (2,223)
                                                                                     --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payment of common stock dividends                                                     (5,301)         (4,248)
 Payment of distributions to minority interest in Operating Partnership                  (783)           (783)
 Proceeds from secured long-term notes payable                                         11,578          20,050
 Principal payments on secured long-term notes payable                                (13,164)        (14,641)
 Proceeds from secured short-term financing                                            12,601              --
 Principal payments on secured short-term financing                                    (9,307)         (2,267)
 Purchase of common stock                                                              (6,938)             --
 Proceeds from notes receivable                                                            31              21
 Contributions for minority interest in subsidiary                                         --           1,782
 Payment of loan costs                                                                   (308)           (383)
 Collections of escrowed funds                                                            649              --
                                                                                     --------        --------
      Net cash used in financing activities                                           (10,942)           (469)
                                                                                     --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (501)          1,836
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        1,217             570
                                                                                     --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $    716        $  2,406
                                                                                     ========        ========

                   AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


A. THE COMPANY

American Land Lease, Inc. ("ALL") and, together with its subsidiaries and its predecessors, the "Company", formerly Asset Investors Corporation ("AIC"), is a Delaware corporation incorporated on May 25, 1999. Prior to May 25, 1999, AIC was a Maryland corporation. ALL has elected to be taxed as a real estate investment trust ("REIT"). ALL is the sole general partner of Asset Investors Operating Partnership, L.P. (the "Operating Partnership") and held an approximate 87% interest in the Operating Partnership as of September 30, 2001. The Operating Partnership directly and indirectly owns and operates manufactured home land lease communities, develops manufactured home land lease communities and conducts home sales activities in pursuit of land lease originations in its manufactured home land lease communities. ALL's common stock, par value $.01 per share ("common stock"), is listed on the New York Stock Exchange under the symbol "ANL."

Interests in the Operating Partnership held by limited partners other than ALL are referred to as "OP Units." The Operating Partnership's income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The Operating Partnership records the issuance of OP Units and the assets acquired in purchase transactions based on the market price of the common stock at the date of the execution of the purchase contract. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of common stock. After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of common stock in lieu of cash. At September 30, 2001, the Operating Partnership had 1,045,000 OP units outstanding, excluding those owned by ALL.


B. PRESENTATION OF FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

D. REAL ESTATE

Real estate at September 30, 2001 and December 31, 2000, was (in thousands):

                                           September 30,           December 31,
                                               2001                    2000
                                              --------               --------
Land                                          $ 39,453               $ 38,514
Land improvements and buildings                165,512                170,215
Furniture and other equipment                      624                    478
                                              --------               --------
                                               205,589                209,207
Less accumulated depreciation                  (15,212)               (12,238)
                                              --------               --------
Real estate, net                              $190,377               $196,969
                                              ========               ========

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities.

During the nine month period ended September 30, 2001, the Company sold three properties containing 604 operational homesites to unaffiliated third parties. Cash proceeds of approximately $14.5 million were used to repay all of the Company's short-term indebtedness then outstanding and a portion of the Company's long-term outstanding indebtedness. The Company recognized a gain of approximately $4.0 million on the disposition of these properties, each of which was sold at a gain.

During the nine month period ended September 30, 2000, the Company sold one property containing 138 operational homesites to an unaffiliated third party. Cash proceeds from the sale of approximately $2.5 million were used to repay a portion of the Company's outstanding indebtedness. The Company recognized a gain of approximately $0.1 million on the disposition of this property.

The Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the development of unoccupied sites and the redevelopment of its owned properties during the periods of construction or development. Interest of $731,000 and $593,000 was capitalized for the three months ended September 30, 2001 and 2000, respectively, and $2,130,000 and $1,494,000 for the nine months ended September 30, 2001 and 2000, respectively.


E. SALES OPERATIONS

Effective January 1, 2000, the Company acquired assets of Brandywine Home Sales Corporation, which previously conducted home sales activities at our properties. The Company now engages in this business through our home sales subsidiary in order to accelerate the rate of absorption at our development properties through the origination of new ground leases. Through the date of our merger with Commercial Assets, the Company owned approximately 62% of the home sales business in the form of nonvoting stock of the subsidiary, with the balance of the subsidiary's non-voting stock owned by Commercial Assets. During 2000, two of our directors owned, directly or indirectly, all of the voting stock of the subsidiary, comprising 5% of its equity. As described in note K, the Company acquired the voting stock of the subsidiary January 1, 2001.

The Company views the home sales activities as a way to convert land held for development to leased land with long term cash flows. The Company evaluates the home sales activity on the same return on investment basis that it uses for acquiring stabilized properties. The leases originated during the three and nine months ended September 30, 2001 by the home sales subsidiary are estimated to result in a first year return on investment of 13.6% and 13.3 %, as shown below based upon pro forma information:

                                                                 Three Months        Nine Months
                                                                    Ended               Ended
                                                              September 30, 2001  September 30, 2001
                                                              ------------------  ------------------
Sites leased                                                                 60                 164
Estimated first year annualized profit on leases originated          $  169,000          $  463,000
Development costs of sites leased                                    $1,162,000          $3,098,000
Loss from home sales business                                        $   78,000          $  378,000
                                                                     ----------          ----------
Total costs incurred to originate leases                             $1,240,000          $3,476,000
Estimated first year annualized return on investment                       13.6%               13.3%

F. SECURED LONG-TERM NOTES PAYABLE

                                                                September 30, 2001   December 31, 2000
                                                                       2001               2000
                                                               --------------------  ------------------
Fixed rate, ranging from 6.5% to 8.75%, fully amortizing,
 non-recourse notes maturing at various dates from 2018
 through 2024                                                     $74,645             $64,730


Fixed rate, ranging from 7.4% to 8.2%, partially amortizing, non-recourse notes maturing at various dates from 2007
 through 2011                                                      11,535              16,117

                                                                    2,099               3,930
Recourse note discounted at 7.0% maturing in 2002
Floating rate equal to LIBOR plus 2.5%, partially
 amortizing, recourse note maturing at August 2001                     --               4,920
                                                                  -------             -------
                                                                  $88,279             $89,697
                                                                  =======             =======

G.  SECURED SHORT-TERM NOTES PAYABLE

In May 2001, the Company renewed its $15,000,000 revolving line of credit with a bank. The line of credit bears interest at the bank's prime rate (6.0% at September 30, 2001) and matures in May 2002. The line of credit is secured by three manufactured home communities and one recreational vehicle park that have a combined net book value of $29,250,000 at September 30, 2001. At September 30, 2001, $7,375,000 was outstanding and $7,625,000 was available borrowing capacity under the revolving line of credit.

In April 2001, the Company entered into a $7,000,000 floor plan credit facility with a lender expiring April 2003. Advances are made under the facility for 100% of new inventory purchases and bear interest at the prime rate with spreads ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. Advances under the facility require principal repayments of 3% after one year and payment in full within 1 1/2 years. At September 30, 2001, $3,786,000 was outstanding and $3,214,000 was available borrowing capacity under the floor plan facility.


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

As a result of the Company's merger with Commercial Assets in August 2000, the Company became subject to an earn-out agreement relating to a manufactured home community with respect to 170 unoccupied homesites. The Company pays an additional $17,000 pursuant to the earn-out agreement for each newly occupied homesite. During the three and nine months ended September 30, 2001, the Company paid $0 and $120,000, respectively for newly unoccupied homesites subject to the earn-out. During the quarter ended September 30, 2001, the Company entered into an agreement with the holder of the earn-out agreement. Under the terms of the agreement, the Company agreed to pay the holder of the earn-out agreement $1,800,000 in exchange for cancellation of the earn-out agreement and to acquire certain property contiguous to the manufactured home community. The Company made an initial deposit of $200,000 during the quarter with the balance of $1,600,000 due during the fourth quarter 2001.

In connection with the acquisition of a manufactured home community, the Company entered into an earn-out agreement with respect to 142 unoccupied homesites.
The Company pays an additional $17,000 pursuant to the earn-out agreement for each newly occupied homesite either in the form of cash or 946 OP Units, as
determined by the seller.   During each of the three and nine months ended
September 30, 2001 and 2000, the Company paid $66,200 and $0 and $99,200 and
$116,000, respectively, in cash for newly occupied homesites.   At September 30,
2001, there were 96 unoccupied homesites subject to the earn-out.

As a result of the Company's merger with Commercial Assets in August 2000, the Company became subject to an earn-out agreement on a mini storage facility with 391 units whereby it will pay the former owner an amount equal to the increase in the property's net operating income divided by 9.5% up to a maximum of $2,160,000. At September 30, 2001, $1,789,000 remained unearned and unpaid under the earn-out agreement.

As a result of the Company's merger with Commercial Assets in August 2000, the Company became subject to an agreement to invest up to an additional $680,000 in a real estate joint venture beginning November 2000. No amount has been paid from inception of the agreement through September 30, 2001.


I. STOCKHOLDERS' EQUITY

The Company has adopted a key employee stock purchase assistance plan whereby the Company may extend credit to officers and key executives to purchase the Company's common stock through the exercise of options. These loans are secured by the shares issued and are repaid pursuant to partial recourse promissory notes. The notes bear interest at 7.5% payable quarterly and the loans mature at various times in 2009 and 2010. These loans are included as a separate component of stockholders' equity under the caption "Notes Receivable on Common Stock Purchases." During 2001, an executive officer of the Company exercised options to purchase 40,000 shares of common stock by issuing a note payable to the Company of $395,000. The options were simultaneously issued and exercised at the market price on the date of issuance.

The amount receivable for these notes was $1,328,000 and $964,000 at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001, $332,000 of the balance due was recourse to the respective executive officers and $996,000 was non-recourse.

On February 15, 2001, the Company made an award of 30,000 restricted shares to key executives under the 1998 Stock Option Plan. The shares vest in equal installments at various dates from 2005 through 2006. The market value of the stock of $343,500 has been recorded as deferred compensation and is reflected as a reduction of equity. Compensation expense is recognized ratably over the vesting period. For the three and nine months ended September 30, 2001, the Company recognized compensation expense of $18,600 and $46,500 related to this award.

On October 17, 2000, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding common stock. The timing of stock purchases is at the discretion of management. The Company repurchased 0 and 576,613 shares of common stock during the three and nine months ended September 30, 2001 at a weighted average price of $12.03 per share.

During the three and nine month periods ended September 30, 2001 and 2000, the Company paid $0.25 and $0.75 per share dividends on common stock totaling $1,679,000 and $5,301,000, and $1,391,000 and $4,219,000, respectively.


J. EARNINGS PER SHARE

Basic earnings per share for the three and nine months ended September 30, 2001 and 2000 are based upon the weighted-average number of shares of common stock outstanding during each such period. Diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 reflect the effect of dilutive, unexercised stock options of 49,000 and 26,000, and 0 and 1,000, respectively, without regard to vesting restrictions on options issued. For the three and nine months period ended September 30, 2001 and 2000, 344,000 and 447,000 and 529,000 and 523,000, respectively, of stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

K. TRANSACTIONS WITH RELATED PARTIES
 .
Commercial Assets Management Agreement

The Commercial Assets Management Agreement was terminated on August 1, 2000 as a result of the Company's acquisition of Commercial Assets. The Company earned management fees under the Commercial Assets Management Agreement during the three and nine months ended September 30, 2000 totaling $49,000 and $335,000, respectively. As of August 11, 2000, (the date of the Company's acquisition of Commercial Assets) the net book value of the Commercial Assets Management Agreement was $638,000, and the Company expensed this amount in August 2000.

Formation of Taxable REIT Subsidiary

During 2000, certain subsidiaries of the Company and other entities engaged in activities and received fees that would not otherwise be permitted under the tax rules governing REITs during the year. In order to allow us to maintain our REIT status for federal income tax purposes, activities related to home sales, golf course, and certain utilities operations were conducted through entities in which Messrs. Considine and Rhodes, the Company's Chief Executive Officer and a director respectively, directly or indirectly, owned the outstanding voting securities of these entities equally. We owned all of the outstanding non-voting common stock of certain of these entities.

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

In October 2001, Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets was issued, which is effective for fiscal years beginning after December 15, 2001. Statement 144 supersedes portions of SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company anticipates that the adoption of SFAS 144 will not have a material effect on its financial position or results of operations.


M. SUBSEQUENT EVENTS

Dividend Declared

On October 17, 2001, the Board of Directors declared a quarterly cash dividend of $0.25 per common share for the quarter ended September 30, 2001, payable on November 20, 2001, to stockholders of record on November 9, 2001.

Sale of Homesites

The Company owns thirty-eight homesites in three communities in Arizona. During the quarter, the Company offered tenants the option of acquiring the land leased from the Company. As of September 30, 2001, the Company had contracted with six tenants for the purchase of land for aggregate net proceeds of $250,000.

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


The components of our portfolio are as follows:

                                    Operational         Developed       Undeveloped    RV Sites      Total
                                     Homesites          Homesites        Homesites
                                 ------------------------------------------------------------------------------
As of December 31, 2000                 6,350             1,291             1,761         129        9,531

Properties sold                          (604)               (5)               --          --         (609)

Properties redeveloped                    (82)              (28)              135          --           25

New leases originated                     164              (164)               --          --           --
                                 ------------------------------------------------------------------------------


As of September 30, 2001                5,828             1,094             1,896         129        8,947
                                 ==============================================================================

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

For the three and nine months ended September 30, 2001 and 2000, our FFO was (in thousands):


                                                              Three Months                 Nine Months
                                                           Ended September 30,         Ended September 30,
                                                           ----------------------     ------------------------
                                                               2001         2000          2001           2000
                                                             ------       ------       -------         ------
Income (loss) before minority interest in Operating          $  665       $ (242)      $ 6,176         $  828
 Partnership
Real estate depreciation                                      1,455        1,507         4,623          3,836
Amortization of management contracts                             --          834            --          1,866
Gain on sale of real estate                                      13           --        (3,964)          (109)
Equity in Commercial Assets' adjustments for FFO                 --           55            --            316
                                                             ------      --------      -------         ------
Funds From Operations (FFO)                                  $2,133       $2,154       $ 6,835         $6,737
                                                             ======       ======       =======         ======
Weighted average common shares, common share                  7,720        7,682         7,992          6,980
 equivalents, and OP Units outstanding                       ======       ======       =======         ======

For the nine months ended September 30, 2001 and 2000, net cash flows were as follows (in thousands)

                                                                 Nine Months
                                                              Ended September 30,
                                                          -------------------------
                                                              2001             2000
                                                          --------          -------
Cash provided by operating activities                     $  4,308          $ 4,528
Cash provided by (used in) investing activities              6,133           (2,223)
Cash used in financing activities                          (10,942)            (469)

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


                         RESULTS OF OPERATIONS FOR THE
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Rental Property Operations

Rental and other property revenues from our owned properties totaled $5,604,000 for the three months ended September 30, 2001 compared to $5,518,000 for the three months ended September 30, 2000, an increase of $86,000 or 1.6%. The increase was primarily a result of rental increases at our communities and continued absorption at our development properties.

Property operating expenses from our owned properties totaled $2,268,000 for the three months ended September 30, 2001 compared to $2,269,000 for the same period in 2000, a decrease of $1,000. The decrease is attributable to the sale of three properties in the first quarter of 2001, offset by increases in property and casualty insurance and operating expenses.

Depreciation expense was $1,455,000 during the three months ended September 30, 2001 compared to $1,507,000 during the same period in 2000. The reduction was a result of the sale of three properties in the first quarter of 2001, partially offset by increases related to development costs capitalized.

Same store revenues for the three months ended September 30, 2001, increased by 5.8% from the three months ended September 30, 2000. Expenses related to those revenues increased 3.3% over that same period. Same store net operating income increased 7.0% for the three months ended September 30, 2001 compared to the results of operations for the three-month period ended September 30, 2000. The same store base included 5,790 of the 5,828 operational homesites in our portfolio.

Sales Operations

Revenues for the sales operations totaled $4.5 million for the three months ended September 30, 2001 as compared to $2.7 million for the three months ended September 30, 2000, with the increase driven by higher unit volumes in new home sales. Units sold increased from 41 for the three months ended September 30, 2000 to 60 units for the three-month period ended September 30, 2001. Total cost of sales for the three months ended September 30, 2001 was $3.8 million compared to $1.8 million for the three months ended September 30, 2000. Resulting margin decreases are primarily attributable to finalizing the purchase price allocation for assets acquired in the 2000 period and to a lesser degree attributable to product mix and pricing strategy. Selling and marketing expenses in the 2001 period decreased $4,000 from the 2000 period as marketing programs continued in response to results achieved in the 2000 period. Minority interest in sales operations recorded for the three months ended June 30, 2000 was primarily related to Commercial Assets' ownership in the sales operations that terminated with the merger between Commercial Assets and the Company in August 2000.

Commercial Assets Transactions

Fee revenue from managing Commercial Assets was $49,000 for the three months ended September 30, 2000. As a result of our acquisition of Commercial Assets in August 2000, we no longer receive these fees.

Amortization of management contracts was $834,000 for the three months ended September 30, 2000. The decrease is due to the expensing of our contract to manage Commercial Assets in connection with our acquisition of Commercial Assets in August 2000. As a result of our acquisition of Commercial Assets in August 2000, this item of expense no longer occurs.

As a result of our merger with Commercial Assets in August 2000, income from our approximate 27% interest in Commercial Assets was $0 for the three months ended September 30, 2001 compared to $192,000 for the same period in 2000. As a result of our acquisition of Commercial Assets in August 2000, this item of income no longer occurs.

General and Administrative Expenses

Our general and administrative expenses totaled $442,000 for the three months ended September 30, 2001 compared to $538,000 for the same period of 2000. The decrease in expense is primarily due to elimination of cash directors' fees, reduction in franchise tax expenses due to a lower share base in the 2001 period, and elimination of certain duplicate reporting costs.

Interest and Other Income

During the three months ended September 30, 2001 and 2000, interest and other income were $392,000 and $235,000 respectively. The increase in income is primarily a result the additional income producing assets acquired in the Commercial Assets merger on August 11, 2000.

Interest Expense

During the three months ended September 30, 2001 and 2000, interest expense was $1,075,000 and $1,217,000 respectively. The decrease is primarily a result of lower outstanding long-term debt balances attributable to property sales, scheduled amortization and maturities, increased capitalized interest as a result of the Commercial Assets merger, development expenditures made in advance of homesales and lower interest rates on short-term debt.


COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Rental Property Operations

Rental and other property revenues from our owned properties totaled $17,341,000 for the nine months ended September 30, 2001 compared to $15,099,000 for the nine months ended September 30, 2000, an increase of $2,242,000 or 14.8%. The increase was primarily a result of rental increases at our communities, continued absorption at our development properties, and properties acquired in the merger with Commercial Assets, offset by the sale of properties in 2001.

Property operating expenses from our owned properties totaled $6,797,000 for the nine months ended September 30, 2001 compared to $5,695,000 for the same period in 2000, an increase of $1,102,000 or 19%. The increase was primarily a result of properties acquired in our merger with Commercial Assets, property and casualty premium increases and various expenses associated with the office consolidation and relocation in Florida partially offset by the sale of three properties in the 2001 period.

Depreciation expense was $4,623,000 during the nine months ended September 30, 2001 compared to $3,836,000 during the same period in 2000. The increase was due to acquisitions of manufactured home communities during 2000, continued investment in our developing properties, and our acquisitions as a result of our merger with Commercial Assets partially offset by properties sold in the 2001 period.

Sales Operations

Revenues for the sales operations totaled $12.2 million for the nine months ended September 30, 2001 as compared to $8.1 million for the nine months ended September 30, 2000, with the increase driven by higher unit volumes in new home sales. Units sold increased from 118 for the nine months ended September 30, 2000 to 166 units for the nine-month period ended September 30, 2001. Total cost of sales for the nine months ended September 30, 2001 was $10.2 million compared to $6.4 million for the nine months ended September 30, 2000. Resulting margin decreases are attributable to product mix and pricing strategy. Selling and marketing expenses in the 2001 period decreased $105,000 from the 2000 period as marketing programs were refined in response to results achieved in the 2000 period. Minority interest in sales operations recorded for the nine months ended September 30, 2000 was primarily related to Commercial Assets ownership in the sales operations that terminated with the merger between Commercial Assets and the Company in August 2000.

Commercial Assets Transactions

Fee revenue from managing Commercial Assets was $335,000 for the nine months ended September 30, 2000. As a result of our acquisition of Commercial Assets in August 2000, we no longer receive these fees.

Amortization of management contracts was $1,866,000 for the nine months ended September 30, 2000. The decrease is due to the expensing of our contract to manage Commercial Assets in connection with our acquisition of Commercial Assets in August 2000. As a result of our acquisition of Commercial Assets in August 2000, this item of expense no longer occurs.

As a result of our merger with Commercial Assets in August 2000, income from our approximate 27% interest in Commercial Assets was $0 for the nine months ended September 30, 2001 compared to $686,000 for the same period in 2000. As a result of our acquisition of Commercial Assets in August 2000, this item of income no longer occurs.

General and Administrative Expenses

Our general and administrative expenses totaled $1,300,000 for the nine months ended September 30, 2001 compared to $1,420,000 for the same period of 2000.
The decrease in expense is primarily due to elimination of cash directors' fees, reduction in franchise tax expenses due to a lower share base and elimination of certain duplicate reporting costs.

Interest and Other Income

During the nine months ended September 30, 2001 and 2000, interest and other income were $1,148,000 and $891,000 respectively. The increase in income is related to certain earning assets acquired from Commercial Assets in August 2000, including an interest in collateralized mortgage-backed securities.

Interest Expense

During the nine months ended September 30, 2001 and 2000, interest expense was $3,165,000 and $3,027,000, respectively. The increase in interest expense is due to additional debt assumed with the merger with Commercial Assets in August 2000 and incremental borrowings for capital expenditures offset by debt repaid associated with properties sold and increased capitalized interest related to development expenditures made in advance of homesales.

Gain on sale of assets

During the nine months ended September 30, 2001, the Company sold three properties. All three properties were sold to the community residents and were sold in support of the Company's program of property evaluation and continuous upgrade of the property portfolio. Proceeds generated from these sales have been used to repurchase the Company's Common Stock and retire short-term debt. A summary of the transactions is as follows:

Net sales proceeds                                     $14,533,000
Initial costs                                           11,630,000
Proceeds in excess of costs                              2,903,000
Gain after capital replacement expenditures              2,626,000
GAAP Gain on Sale                                        3,964,000

                        LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, we had cash and cash equivalents of $716,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties, payments of dividends to stockholders and distributions made to OP Unit holders. Our net cash provided by operating activities was $4.3 million and $4.5 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease of $0.2 million was primarily a result of a $1.8 million increase in earnings before depreciation, amortization, minority interests, equity in Commercial Assets' earnings, income from participating mortgages, and gain on sale of real estate offset by an increase of $2.0 million in cash used for operating assets and liabilities as compared to the same period in 2000.

During the nine months ended September 30, 2001, the net cash provided by investing activities was $6.1 million compared with a net use in investing activities of $2.2 million for the same period in 2000. The increase in net cash provided is primarily due to an increase in proceeds from the sale of real estate over the 2000 period of $11.1 million, a decrease in expenditures for purchases of real estate over the 2000 period totaling $0.8 million, collections totaling $1.7 million in the 2001 period on assets acquired in our merger with Commercial Assets, and the decrease of $12.3 million used to effect our merger with Commercial Assets in the 2000 period, offset by dividends received on Commercial Assets stock in the 2000 period totaling $1.1 million, the proceeds from sale of short term investments in the 2000 period of $10.6 million and greater expenditures in the 2001 period for capital replacements and improvements of $5.8 million as a result of the larger portfolio and continued development of unleased sites.

During the nine months ended September 30, 2001, net cash used in financing activities was $10.9 million compared with uses of $0.5 million for the same period in 2000. The increase in uses is primarily related to the acquisition of treasury stock in the 2001 period totaling $6.9 million, lower proceeds from secured long-term financing of $8.5 million, higher principal payments on short term debt totaling $7.0 million as a result of property sales, an increase in dividends paid over the prior period of $1.1 million due to stock issued in August 2000 in conjunction with our merger with Commercial Assets and a reduction in contributions for minority interest in subsidiary of $1.8 million offset by incremental proceeds from financings totaling $12.6 million as compared to the prior period, reduced principal payments on long-term financing in the 2001 period as compared to the 2000 period of $1.5 million due to property sales in the 2001 period and the collection in 2001 period of funds from escrow accounts totaling $0.6 million. During the nine months ended September 30, 2001, principal payments of $1,459,000 related to scheduled amortization, $2,000,000 related to scheduled maturities and $9,705,000 in payment of outstanding balances from loans secured by property sold.

We have a line of credit with a bank providing total borrowing capacity of $15,000,000 due in May 2002. This line of credit bears interest at the bank's reference rate (6.00% at September 30, 2001) and is secured by three manufactured home communities and one recreational vehicle park which have a combined net book value of $29,250,000 at September 30, 2001. At September 30, 2001, $7,400,000 was outstanding.

In April 2001, we entered into a $7,000,000 floor plan credit facility with a lender expiring April 2003. Advances are made under the facility for 100% of new inventory purchases and bear interest linked to the lender's prime rate with spreads ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. Advances under the facility require principal repayments of 3% after one year and payment in full of an advance within 1 1/2 years. At September 30, 2001, $3,786,000 was outstanding.

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

We have $74.6 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have a $2 million, recourse note issued at a discount of 7.0% and due in 2002. We have refunding and repricing risks with respect to this note.

We have $11.5 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates while the interest rates are fixed, but we do have repricing and refunding risks as to the unpaid balances due at the maturity of these notes.

We have a recourse, secured line of credit that bears interest at the Bank's "Reference" rate. As of September 30, 2001, the outstanding balance was $7.4 million. If the Bank's "Reference" rate increased immediately by 1%, then our annual net income and cash flows would decrease by $74,000 due to an increase in interest expense on this line of credit, based on the outstanding balance at September 30, 2001. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

We have a recourse, secured floor plan facility that bears interest at the lender's prime rate plus amounts ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. If the lender's prime rate increased immediately by 1%, then our annual net income and cash flows would decrease by $38,000 due to an increase in interest expense on this line of credit, based on the outstanding balance at September 30, 2001. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

                                    PART II
                               OTHER INFORMATION



               EXHIBITS AND REPORTS ON FORM 8-K.
               ---------------------------------

        (a)    Exhibits:

Exhibit No.    Description
-------------  -----------

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

   10.27 Secured Promissory Note dated January 2, 2001 between Shannon E. Smith and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-Q dated March 31,2001, Commission File No. 1-9360, filed on May 15, 2001).

   10.28 Inventory Financing and Security Agreement dated April 3, 2001 between ALL Homes Corporation and Conseco Finance Corporation (filed herewith).

     *       Management contract or compensatory plan or arrangement.


         (b)  REPORTS ON FORM 8-K:

    None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN LAND LEASE INC.
                                       (Registrant)


Date:  November 14, 2001               By /s/Shannon E. Smith
                                          -------------------
                                          Shannon E. Smith
                                          Chief Financial Officer