Form 10-K405
period 2001-12-31
AMERICAN LAND LEASE INC
filed 2002-04-01
CIK 804138

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 --------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                   (Mark one)
         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______ to _______ Commission file number 1-9360

                            AMERICAN LAND LEASE, INC.

             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                          84-1500244
    (State or Other Jurisdiction of                            (I.R.S. Employer
     Incorporation or Organization)                          Identification No.)

   29399 U.S. Hwy 19 North Suite 320                                33761
          Clearwater, Florida                                     (Zip Code)
(Address of Principal Executive Offices)

Registrant's telephone number, including area code: (727) 726-8868

          2637 McCormick Drive                                      33759
          Clearwater, Florida                                     (Zip Code)
            (Former Address)

Securities registered pursuant to section 12(b) of the Act:

      Title of Each Class              Name of Each Exchange on Which Registered
      -------------------              -----------------------------------------
         Common Stock,                       New York Stock Exchange, Inc.
    par value $.01 per share

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 8, 2002, 6,793,765 shares of common stock were outstanding, and the aggregate market value of the shares (based upon the closing price of the common stock on that date as reported on the New York Stock Exchange, Inc.) held by non-affiliates was approximately $59,000,000.
================================================================================

                            AMERICAN LAND LEASE, INC.

                                Table of Contents
                           Annual Report on Form 10-K
                   For the Fiscal Year Ended December 31, 2001

Item                                                                                              Page
----                                                                                              ----
                                              PART I
1.    Business....................................................................................   1
            Company Background....................................................................   1
            2001 Developments.....................................................................   2
            Industry Background...................................................................   3
            Financial Information about Industry Segments.........................................   3
            Growth and Operating Strategies.......................................................   3
            Competition...........................................................................   6
            Taxation of the Company...............................................................   6
            Regulation............................................................................   7
            Insurance.............................................................................   8
            Capital Resources.....................................................................   8
            Restrictions on and Redemptions of Common Stock.......................................   9
            Employees.............................................................................   9
2.    Properties..................................................................................  10
3.    Legal Proceedings...........................................................................  12
4.    Submission of Matters to a Vote of Security Holders.........................................  12

                                              PART II
5.    Market For Registrant's Common Equity and Related Stockholder Matters.......................  13
6.    Selected Financial Data.....................................................................  14
7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.......  15
            Critical Accounting Policies and Estimates............................................  15
            Results of Operations.................................................................  16
            Liquidity and Capital Resources.......................................................  24
            Funds From Operations.................................................................  26
7a.   Quantitative and Qualitative Disclosures About Market Risk..................................  27
8.    Financial Statements and Supplementary Data.................................................  28
9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........  28

                                             PART III
10.   Directors and Executive Officers of the Registrant..........................................  29
11.   Executive Compensation......................................................................  31
12.   Security Ownership of Certain Beneficial Owners and Management..............................  37
13.   Certain Relationships and Related Transactions..............................................  38

                                             PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................  40


                                      (i)

                                     PART I

Introduction

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. Certain information included in this report, our Annual Report to Stockholders and our filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as well as information communicated orally or in writing between the dates of these SEC filings, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include projections relating to our cash flow, dividends, anticipated returns on real estate investments and opportunities to acquire additional communities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of home sites; competition; the availability of real estate assets at prices which meet our investment criteria; our ability to reduce expense levels, implement rent increases, use leverage and other risks set forth in our SEC filings.

In this report, the words "the Company," "we," "our," "ANL" and "us" refer to American Land Lease, Inc., a Delaware corporation, our predecessor, Asset Investors Corporation, and, where appropriate, our subsidiaries.

Item 1.  Business.

Company Background

American Land Lease, Inc. ("ANL") and, together with its subsidiaries and its predecessors, the "Company", formerly Asset Investors Corporation ("AIC"), is a Delaware corporation incorporated on May 25, 1999. Prior to May 25, 1999, AIC was a Maryland corporation. ANL has elected to be taxed as a real estate investment trust ("REIT"). ANL is the sole general partner of Asset Investors Operating Partnership, L.P. (the "Operating Partnership"), through which we conduct substantially all of our business, and held an approximate 87% interest in the Operating Partnership as of December 31, 2001. The Operating Partnership directly and indirectly owns and operates manufactured home land lease communities, develops manufactured home land lease communities and conducts home sales activities in pursuit of land lease originations in its manufactured home land lease communities. As of December 31, 2001, we held interests as owner or ground lessee in 30 manufactured home communities and one recreational vehicle park with an approximate total of 5,855 operational home sites, 1,065 developed home sites, 1,896 undeveloped home sites and 129 recreational vehicle sites. In addition, we manage two communities for third-party owners. Our shares of common stock are listed on the New York Stock Exchange ("NYSE") under the symbol "ANL" (the "Common Stock").

Our principal executive offices are located at 29399 US Hwy 19 North, Suite 320, Clearwater, Florida 33761 and our telephone number is (727) 726-8868.

2001 Developments

Continuing Conversion of Unleased Site Inventory to Leased Sites

We own an inventory of developed vacant sites within our portfolio located within existing occupied communities. In addition, we own undeveloped land that is contiguous to existing occupied communities. Our home sales subsidiary is the vehicle used to facilitate the conversion of this inventory of unleased land into leased sites with long-term cash flows.

We evaluate the home sales activity on the same return on investment basis we use for acquiring stabilized communities. The leases facilitated by the home sales subsidiary during the year ended December 31, 2001 are estimated to result in a first year return on investment of 13.6%, as shown below based upon unaudited pro forma information:

Sites Leased                                                            235
                                                                        ===

Estimated first year annualized profit on leases           A
  originated during 2001 /1/                                     $  652,000
                                                                  =========

Development costs of sites leased                                $4,447,000
Home sales loss attributable to sites leased                        354,000
                                                                 ----------
      Total costs incurred to originate ground leases      B     $4,801,000
                                                                 ==========

Estimated first year annualized return on investment     A/B           13.6%
                                                                 ==========

(1) We estimate the expenses for the first lease year attributable to the new sites leased, on average, as 50% of the actual per site expenses realized at the community in 2001. Since our new lease originations are within communities that have stabilized operations, the lower expense ratio is a result of achieving better operating leverage against fixed costs such as common area maintenance, including clubhouses, and community management personnel.

Property Sales

On February 8, 2001, we sold to a third party a manufactured housing community in St. Petersburg, Florida for total consideration of $5.6 million and recorded a gain on sale of approximately $817,000.

On March 9, 2001, we sold to third parties two manufactured housing communities in Dunedin, Florida for total consideration of $8.6 million and recorded a gain on sale of approximately $3.1 million.

During 2001, the Company sold seven homesites for total consideration of $302,000 to existing tenants in Arizona.

Debt Financings

During the year ended December 31, 2001, the Company issued $17.7 million of long-term fixed rate, fully amortizing non-recourse mortgage notes payable with a weighted average interest rate of 8.06%. Each note is individually secured with no cross-collateralization. The net proceeds of $17.3 million were used to repay existing debt, repurchase company stock and to continue development of the Company's manufactured home communities.

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

Modern manufactured home communities are similar to typical residential subdivisions containing centralized entrances, paved streets, curbs and gutters and parkways. The communities frequently provide a clubhouse for social activities and recreation and other amenities, which may include golf courses, swimming pools, shuffleboard courts and laundry facilities. Utilities are provided by or arranged for by the owner of the community. Community lifestyles, promoted by community managers, include a wide variety of social activities that promote a sense of neighborhood. The communities provide an attractive and affordable housing alternative for retirees, empty nesters and start-up or single-parent families. Manufactured home communities are primarily characterized as "all age" communities and "adult" communities. In adult communities, in at least 80% of homes one of the tenants must be at least 55 years old, and in all age communities there is no age restriction on tenants.

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

Manufactured home communities, once fully occupied, tend to be a stable, predictable asset class. The cost and effort involved in relocating a home to another manufactured home community generally encourages the owner of the home to resell it within the community.

Financial Information about Industry Segments

We operate in one industry segment, the ownership and management of manufactured housing communities. See the consolidated financial statements including their notes in Item 8 of this report on Form 10-K.

Growth and Operating Strategies

We measure our economic profitability based on Funds From Operations, or "FFO," less an annual capital replacement reserve of at least $100 per developed home site. This reserve and its increase from prior reporting periods reflects management's estimate based on its experience in owning, operating and managing manufactured home communities. We believe that the presentation of FFO, when considered with the financial data determined in accordance with generally accepted accounting principles, provides a useful measure of our performance. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs since FFO does not consider recurring capital expenditures, principal maturities or other capital expenditure commitments of the Company. In addition, there can be no assurance that the Company's basis for computing FFO is comparable with that of other real estate investment trusts. The Board of Governors of the National Association of Real Estate Investment Trusts (also known as NAREIT) defines FFO as net income
(loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of depreciable real property, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition as further adjusted for the minority interest in the Operating Partnership owned by persons other than us and amortization of intangibles.

We believe that the presentation of FFO provides investors with measurements which help facilitate an understanding of our ability to make dividend payments, capital expenditures and principal payments on our debt. Since FFO may exclude unusual and nonrecurring expenses as well as depreciation and other real estate related expenses, FFO may be materially different from net income. Therefore, FFO should not be considered as an alternative to net income or net cash flows from operating activities, as calculated in accordance with generally accepted accounting principles, as an indication of our operating performance or liquidity.

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

Our primary objective is to maximize stockholder value by increasing the amount and predictability of FFO less a reserve for capital replacements on a per share basis. We seek to achieve this objective primarily by:

      . improving net operating income from our existing portfolio of manufactured home communities;
      . leasing unoccupied sites in our development portfolio, through our home sales division; and
      . acquiring additional communities at values that are accretive on a per share basis.

Company Policies

Management has adopted specific policies to accomplish our objective of increasing the amount and predictability of our FFO on a per share basis, less a reserve for capital replacements. These policies include:

..     acquiring manufactured home communities that have potential long-term appreciation of value through, among other things, rent increases, expense efficiencies and in-community home site development;
..     improving the profitability of our communities through management of occupancy, rent collection, community development and maintenance and expense controls;
..     providing for the continued maintenance of our communities a minimum of
      $100 per home site per year for capital replacements;

..     developing and maintaining resident satisfaction and a reputation for quality communities through maintenance of the physical condition of our communities and providing activities that improve the community lifestyle;
..     selling homes to be situated on presently unoccupied sites at our development communities;
..     using our home sales division to increase occupancy rates in our communities;
..     using our home sales division to upgrade the quality of homes placed on home sites within the community;
..     developing additional home sites on land we own which is contiguous to existing communities;
..     seeking to reduce our exposure to downturns in regional real estate markets by diversifying the location of our portfolio of communities. (at year end, based on total home sites, 73% of our properties are in Florida and 26% are in Arizona);
..     using primarily non-recourse debt leverage to increase our financial returns;
..     reducing our exposure to interest rate fluctuations by utilizing primarily long-term, fixed-rate, fully-amortizing debt; and
..     recruiting and retaining capable community management personnel.

Future Acquisitions

Our acquisition of interests in manufactured home communities takes many forms. In many cases we acquire fee title to the community. Alternatively, we may enter into joint venture agreements on a community by community basis as opportunities arise. For communities with a significant quantity of unleased home sites, we seek a stable return from the community during the development and lease-up phase while also seeking to participate in future increased earnings after development is completed and the sites are leased. The Company may undertake these activities itself or seek to accomplish this goal by making participating loans to others in return for participating mortgages that are non-recourse to the borrowers and secured by the property. In general, these participating mortgages earn interest at fixed rates and, in addition, participate in profits or revenues from the community.

We believe that acquisition opportunities for manufactured home communities are attractive at this time because of:

      . the increasing acceptability of and demand for manufactured homes, as shown by the number of individuals living in manufactured home communities; and
      . the continued constraints on development of new manufactured home communities.

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

When evaluating potential acquisitions, we consider such factors as:

      .     the location and type of property;
      .     the value of the homes located on the leased land;
      .     the improvements, such as golf courses and swimming pools, at the property;
      .     the current and projected cash flow of the property and our ability to increase cash flow;
      .     the potential for capital appreciation of the property;
      .     the terms of tenant leases, including the potential for rent increases;
      .     the tax and regulatory environment of the community in which the property is located;

      .     the potential for expansion of the physical layout of the property and the number of sites;
      .     the occupancy and demand by residents for properties of a similar type in the vicinity;
      .     the credit of the residents in a community;
      .     the prospects for liquidity through sale, financing or refinancing of the property;
      .     the competition from existing manufactured home communities;
      .     the potential for the construction of new communities in the area;
            and
      .     the replacement cost of the property.

Expansion of Existing Communities

We will seek to increase the number of home sites and the amount of earnings generated from our existing portfolio of manufactured home communities through marketing campaigns aimed at increasing new home sales that result in the origination of a new lease and increased occupancy. We will also seek expansion through future acquisitions and expansion of the number of sites available to be leased to residents if justified by local market conditions and permitted by zoning and other applicable laws. As of December 31, 2001, we held interests in 30 communities with approximately 5,855 operational home sites, 1,065 developed home sites 1,896 undeveloped home sites and 129 recreational vehicle sites.

Competition

There are numerous housing alternatives that compete with our manufactured home communities in attracting residents. Our properties compete for residents with other manufactured home communities, multifamily rental apartments, single family homes and condominiums. The number of competitors in a particular area has a material effect on our ability to attract and maintain residents and on the rents we are able to charge for home sites. In acquiring assets, we compete with other REITs, pension funds, insurance companies, and other investors, many of which have greater financial resources than we do.

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

If we qualify for taxation as a REIT, we will generally not be subject to Federal corporate income tax on our net income that is currently distributed to stockholders. This treatment substantially eliminates the "double taxation" (at the corporate and stockholder levels) that generally results from investment in a corporation. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax at regular corporate rates on our taxable income (including any applicable alternative minimum tax). We have a net operating loss ("NOL") carryover of approximately $65 million which may, subject to some restrictions and limitations, be used to offset taxable income in the event that we fail to qualify as a REIT. The NOL carryover is scheduled to expire between 2007 and 2009. Additionally, even if we qualify as a REIT, we may be subject to certain state and local income and other taxes, and to Federal income and excise taxes on our undistributed income.

If in any taxable year we fail to qualify as a REIT and as a result, incur a tax liability, we may need to borrow funds or liquidate certain investments in order to pay the applicable tax. In this situation, we would not be compelled to make distributions as required for entities claiming REIT status under the Code. Moreover, unless we would be entitled to relief under certain statutory provisions, we would be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us to fail to qualify as a REIT, or may cause the Board of Directors to revoke the REIT election.

We and our stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which we or they transact business or reside. The state and local tax treatment conferred upon us and our stockholders may not conform to the Federal income tax treatment.

Tax Election

The Company has utilized the provisions of the Taxpayer Relief Act of 1997 that allows the Company a one-time election to treat its assets as having been sold for tax purposes in a deemed sale as of January 1, 2001 for the fair value of those assets. This election allows the Company to recognize the fair value of its assets for tax purposes without making an actual sale. While this one time "mark to market" election has resulted in a tax liability to the Company, this liability is computed at an effective rate of approximately 2% of the capital gain recognized. The reduction in the effective tax rate to 2% is achieved through the use of the Company's NOL. By utilizing these provisions, the Company has increased its tax basis in its real estate assets, which will result in greater depreciation deductions in the future, and therefore a greater percentage of future dividends paid, if any, being characterized as a return of capital to its shareholders and not taxable dividends, than if the one-time election were not made. In addition, the election may allow individual shareholders to be taxed at a lower rate on distributions that we might ultimately make which are attributable to gains from the disposition of properties held by us on January 1, 2001.

Regulation

General

Manufactured home communities, like other housing alternatives, are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. We believe that we have obtained the necessary permits and approvals to operate each of our properties in conformity with these laws.

Americans with Disabilities Act

Our current properties and any newly acquired communities must comply with the Americans with Disabilities Act (the "ADA"). The ADA generally requires that public facilities, such as clubhouses, swimming pools and recreation areas be made accessible to people with disabilities. Many of our communities have public facilities. In order to comply with the ADA requirements, we have made improvements at our communities in order to remove barriers to access. If we should ever fail to comply with ADA regulations, we could be fined or we could be forced to pay damages to private litigants. We have made those changes which we believe are appropriate and required by the ADA and we believe that our properties are in compliance with the requirements of the ADA. In the event that we incur any further costs related to ADA compliance we believe these costs can be recovered from cash flow from the individual properties without causing any material adverse effect. If ongoing changes involve a greater expenditure than we currently anticipate, or if the changes must be made on a more accelerated basis than we anticipate, our ability to make distributions could be adversely affected.

Rent Control Legislation

State and local laws might limit our ability to increase rents on some of our properties, and thereby, limit our ability to recover increases in operating expenses and the costs of capital improvements. Enactment of rent control laws has been considered from time to time in jurisdictions in which we operate and are currently in effect at one property, located in New Jersey, which we own. We presently expect to maintain manufactured home communities and may purchase additional properties in markets that are either subject to rent control laws or in which such legislation may be enacted.

Insurance

We believe that our properties are covered by adequate fire, flood and property insurance policies. It is our policy to purchase insurance policies that contain commercially reasonable deductibles and limits from reputable insurers. In the event of changes in the insurance markets, we may be unable to purchase policies with deductibles and limits equal to the coverage currently in place or the costs to procure such coverage may increase at a rate in excess of our ability to recover these costs through increased rental rates. We also believe that we have obtained adequate title insurance policies insuring fee title to properties we have acquired. In the event that a community is subject to a casualty that results in our tenant's home being destroyed, insurance proceeds may not be sufficient to replace the rental income lost from the expiration of the tenant's lease term until such time as we are able to originate a new ground lease through our home sales operation. Because we have a diversified portfolio of manufactured home communities that we believe presents a target of lower interest relative to alternative targets, and because of our inability to obtain such specialized coverage at rates that correspond to the perceived level of risk, we may elect not to purchase insurance for losses caused by acts of terrorism.

Capital Resources

We have used our available cash balances, our cash flow and our long-term and short-term financing arrangements to provide working capital to support our operations, to fund development in our existing communities, to pay dividends and to acquire assets. Future acquisitions and continued development of our communities will be financed by the most appropriate sources of capital, which may include our available cash balances; undistributed FFO; long-term, secured debt; short-term, secured debt; or the issuance of additional equity securities, including interests in the Operating Partnership. This flexibility allows us to offer more choices of "acquisition currency" to potential sellers of manufactured home communities, including the ability to defer some or all of the tax consequences of a sale. We believe that this flexibility may offer sellers an incentive to enter into transactions with us on favorable terms.

Without further stockholder approval, we are authorized to issue up to 12,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of March 8, 2002, approximately 6,794,000 shares of common stock were outstanding. The Board of Directors is authorized to issue additional classes of stock (including preferred stock) without stockholder approval. Depending upon the terms set by the Board of Directors, the authorization and issuance of preferred stock or other new classes of stock could adversely affect existing stockholders. Future offerings of stock may result in the reduction of the net tangible book value per outstanding share and a reduction in the market price of the stock. We are unable to estimate the amount, timing or nature of such future offerings as any such offerings will depend on general market conditions or other factors. As of March 8, 2002, we have not authorized or issued additional classes of stock.

Restrictions on Ownership of Common Stock

To qualify to be taxed as a REIT, we must comply with certain ownership limitations with respect to shares of our Common Stock. Our Certificate of Incorporation provides that no person is permitted to acquire or own, directly or indirectly, more than 5% of the aggregate value of the outstanding shares of any class of our stock unless this restriction is waived by our board of directors. If any unpermitted transfer of shares of our stock would result in a person owning greater than 5% of the aggregate value of the outstanding shares of any class of our stock, all shares that are in excess of the 5% limit will be transferred in trust for the benefit of a charitable beneficiary. Within 90 days of receiving notice from us that shares of stock have been transferred to the trust, the trustee of the trust shall sell the shares held in trust and distribute the proceeds from the sale of the shares in the following manner:

      . the prohibited owner whose shares were transferred to the trust will receive the lesser of the amount that the prohibited owner paid for the shares or the amount the trustee receives for the shares; and
      . any amounts remaining from the sale will be transferred to a charitable beneficiary.

At the end of each year, every owner of more than a prescribed percentage (5% where there are more than 2,000 record shareholders) of the outstanding shares of our stock will be required to provide us with written notice stating the name and address of the owner, the number of shares held and a description of the manner of ownership.

Effective August 11, 2000, the Company's Board of Directors authorized waivers for certain stockholders, including the Operating Partnership (which acquired stock of the Company in connection with its merger with Commercial Assets) and Mr. Terry Considine, from the 5% ownership limitations that generally apply. In the case of Mr. Considine, a special limitation restricts his maximum ownership to the lesser of (i) 29%, or (ii) 34% minus the sum of waivers given to other holders of the Company's outstanding Common Stock, reduced, as necessary, to the extent that limited waivers are granted to other stockholders, except for the Operating Partnership.

Employees

As of December 31, 2001, we employed 191 persons that devoted their full-time attention to our communities and certain part time employees as seasonal or other circumstances dictate. During 2001, certain administrative functions were performed on a shared basis with Brandywine Financial Services Corporation. We reimbursed Brandywine for the costs of these employees and certain overhead costs. During 2001, we paid $359,000 to Brandywine as reimbursement for administrative functions and certain overhead costs. Our employees are not represented by a union and we have never experienced a work stoppage. We believe that we maintain satisfactory relations with our employees.

Item 2.  Properties.

The manufactured home communities in which we have interests are primarily located in Florida and Arizona and are concentrated in or around four metropolitan areas: Tampa, Fort Meyers and Orlando, Florida and Phoenix, Arizona. We hold interests in each of these communities in different forms, generally as owner or ground lessee. The following table sets forth the states in which the communities we held an interest on December 31, 2001 are located:

                                                                    Number of Sites
                                           --------------------------------------------------------------------------
                           Number of         Operational      Developed           Undeveloped          Recreational
                          Communities        Home Sites       Home Sites          Home Sites          Vehicle Sites
                        --------------------------------------------------     ----------------     -----------------
Florida                            17              4,058             731                1,761                    --
Arizona                            11              1,679             334                  135                   129
New Jersey                          1                 90              --                   --                    --
Pennsylvania                        1                 28              --                   --                    --
                                -----              -----           -----                -----                 -----

   Total                           30              5,855           1,065                1,896                   129
                                =====              =====           =====                =====                 =====

The following table sets forth information as of December 31, 2001 regarding each manufactured home community in which we held an interest and those manufactured home communities that we manage for others:

                                                                     Average
                                           Operational               Monthly    RV    Undeveloped   Developed   Year(s) First
Community                 Location        Home Sites /1/  Occupancy    Rent    Sites   Home Sites   Home Sites    Developed
-----------------------------------------------------------------------------------------------------------------------------
Owned Communities

Blue Heron Pines       Punta Gorda, FL           180        100%       $296                79         152         1983/1999
Blue Star              Apache Junction, AZ        22         77         248       129                                1955
Brentwood              Hudson, FL                 80         95         234                            66            1984
Brentwood West         Mesa, AZ                  350         97         367                                       1972/1987
Caribbean Cove         Orlando, FL               259         99         312                            26            1984
Casa Encanta           Mesa, AZ                                          --               135                        1970
Cypress Greens         Lakeland, FL              114        100         204                           150            1986
Desert Harbor          Apache Junction, AZ       108         95         316                            98            1997
Fiesta Village         Mesa, AZ                  170         66         319                                          1962
Forest View            Homosassa, FL             205        100         253                           104         1987/1997
Gulfstream Harbor      Orlando, FL               379        100         345                             4            1980
Gulfstream Harbor II   Orlando, FL               297        100         345                            17            1988
La Casa Blanca         Apache Junction, AZ       198         92         314                                          1993
Lakeshore Villas       Tampa, FL                 280         99         351                                          1972
Lost Dutchman          Apache Junction, AZ       158         96         276                           102       1971/1979/1999
Mullica Woods          Egg Harbor City, NJ        90        100         441                                          1985
New Era                Tucson & Marana, AZ        31        100         297                                          1998
Park Royale            Pinellas Park, FL         265         98         372                            44            1971
Pleasant Living        Riverview, FL             244        100         302                             2             1979
Rancho Mirage          Apache Junction, AZ       312         96         333                                          1994
Riverside GCC          Ruskin, FL                229        100         445               717          15            1981
Royal Palm             Haines City, FL           242         99         252               165          17            1971
Salem Farm             Bensalem, PA               28        100         441                                          1988
Savanna Club           Port St. Lucie, FL        290         99         208               800          42            1999
Serendipity            Ft. Myers, FL             338         95         295                                       1971/1974
Southern Palms         Mesa, AZ                   62         74         237                                          1961
Stonebrook             Homosassa, FL             127         99         272                            92         1987/1997
Sun Lake               Grand Island, FL          268         98         285                                          1980
Sun Valley             Tarpon Springs, FL        261         99         358                                          1972
Sun Valley             Apache Junction, AZ       268         96         277                           134            1984

                       ------------------------------------------------------------------------------------------------------

Total Communities               30             5,855         97%       $300       129   1,896       1,065
                       ======================================================================================================

Occupancy of developed home sites /1/                        82%

  Joint Ventures
  Cannery Village /2/   Newport Beach, CA          2        100%     $1,500        --      --          28
  White Sands           Apache Junction, AZ       57         96         223        12      --          --
                                               -----      -----      ------     -----   -----       -----
        Subtotal                                  59         96         266        12      --          28
                                               -----      -----      ------     -----   -----       -----
  Communities
  Managed for others                             431         90          --        --      53          --
                                               -----      -----      ------     -----   -----       -----
  Total for joint
   ventures and
   communities
   managed for others                            490         90%     $  266        12      53          28
                                               =====      =====      ======     =====   =====       =====

/1/ We define operational home sites as those sites within our portfolio that have been leased to a tenant during our ownership of the community. Since our portfolio contains a large inventory of developed home sites that have not been occupied during our ownership, we have expressed occupancy as the number of occupied sites as a percentage of operational home sites. We believe this measure most accurately describes the performance of an individual property relative to prior periods and other properties within our portfolio. We have reported the occupancy percentage of all developed sites within the portfolio in addition to our measure of occupancy.
/2/   We are the ground lessee of this community.

Owned Properties. At December 31, 2001, we owned 30 manufactured home communities and one recreational vehicle park containing approximately 5,855 operational home sites, 1,065 developed home sites, 1,896 undeveloped home sites and 129 recreational vehicle sites. These properties contain, on average, 298 sites, with the largest property containing 1,132 home sites. These properties offer residents a range of amenities, including swimming pools, clubhouses, golf courses and tennis courts.

At December 31, 2001, 21 of these properties are encumbered by mortgage indebtedness totaling $93,897,000. These properties represent approximately 83.5% of our developed home sites. The 21 properties securing our mortgage indebtedness have a combined net book value of approximately $158,290,000 and the indebtedness has a weighted average effective interest rate of 7.7% and a weighted average maturity of 15.4 years. As of December 31, 2001, 95% of our outstanding debt was long-term (over one year) and 5% was short-term (less than one year). See the financial statements included elsewhere in this report on Form 10-K for additional information about our indebtedness.

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

None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Our common stock is listed on the NYSE under the symbol "ANL." Prior to our merger with Commercial Assets, we were listed on the NYSE under the symbol "AIC." The high and low closing sales prices of the shares of common stock as reported on the NYSE Composite Tape and certain dividend information for the periods indicated were as follows:

                              High               Low              Dividends
                              ----               ---              ---------
2001
----
First Quarter             $  12-3/4          $   9-7/8              $.25
Second Quarter              12-9/16            11-5/16               .25
Third Quarter               14-1/16             12-1/4               .25
Fourth Quarter               13-1/2             12-1/2               .25

2000
----
First Quarter             $ 12-1/16          $  10-3/4              $.25
Second Quarter             11-15/16             10-7/8               .25
Third Quarter               12-1/16            11-5/16               .25
Fourth Quarter              11-9/16             9-9/16               .25

1999
----
First Quarter             $ 15-1/16          $      12              $.25
Second Quarter              15-5/16            12-1/16               .25
Third Quarter              14-15/16             12-1/2               .25
Fourth Quarter              13-5/16           10-11/16               .25

As of March 8, 2002, approximately 6,794,000 shares of common stock were issued and outstanding and were held by 2,334 stockholders of record. We estimate that there were an additional 10,000 beneficial owners on that date whose shares were held by banks, brokers or other nominees.

As a REIT, we are required annually to distribute to stockholders at least 90% of our "REIT taxable income," which, as defined by the Code and Treasury regulations, is generally equivalent to net taxable ordinary income. We measure economic profitability based on FFO, less an annual reserve for capital replacements of at least $100 per developed home site, during the relevant period. The future payment of dividends, however, will be at the discretion of the Board of Directors and will depend on numerous factors including, our financial condition, capital requirements, the annual distribution requirements under the provisions of the Code applicable to REITs, and such other factors as the Board of Directors deems relevant.

In February 2001, 30,000 shares of restricted common stock were issued to two officers vesting through 2005. See Item 11 for further discussion.

Item 6. Selected Financial Data.

Our selected financial data set forth below has been derived from and should be read in conjunction with our audited consolidated financial statements including their notes. Financial data as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, is included elsewhere in this report on Form 10-K.

Operating and Balance Sheet Data (in thousands, except per share data):

RENTAL PROPERTY OPERATIONS                                 2001           2000           1999           1998           1997
                                                         --------       --------       --------       --------       --------
Rental and other property revenues                       $ 22,954       $ 20,578       $ 14,987       $ 10,479       $  3,104
Revenue  on participating mortgages and leases                 --            612          2,976          3,174             --
Equity in earnings of rental property joint ventures           --             --             --             --            466
Property operating expenses                                (9,077)        (8,331)        (5,262)        (4,039)        (1,398)
Depreciation                                               (5,223)        (5,681)        (3,870)        (2,685)          (693)
                                                         --------       --------       --------       --------       --------
Income from rental property operations                      8,654          7,178          8,831          6,929          1,479
                                                         --------       --------       --------       --------       --------
HOME SALES OPERATIONS
Home sales revenues                                        17,356         12,655             --             --             --
Cost of home sales                                        (14,410)       (10,430)            --             --             --
Selling and marketing expenses                             (3,322)        (3,206)            --             --             --
Minority interest in home sales operations                     --            272             --             --             --
                                                         --------       --------       --------       --------       --------
Loss from home sales operations                              (376)          (709)            --             --             --
                                                         --------       --------       --------       --------       --------
SERVICE OPERATIONS
Property management income, net                                --            157            207            156             69
Commercial Assets management fees                              --            335            564            155             --
Amortization of management contracts                           --         (1,866)        (2,757)        (2,894)          (744)
                                                         --------       --------       --------       --------       --------
Loss from service operations                                   --         (1,374)        (1,986)        (2,583)          (675)
                                                         --------       --------       --------       --------       --------

Equity in earnings of Commercial Assets                        --            686            872            975          3,663

OTHER OPERATIONS
General and administrative expenses                        (1,742)        (1,798)        (1,530)        (1,393)        (1,612)
Interest and other income                                   1,509            960            306            921          4,774
Interest expense                                           (4,244)        (4,199)        (3,846)        (2,485)          (368)
Loss from early extinguishment of debt                         --             --            (75)            --             --
Reincorporation expenses                                       --             --           (120)            --             --
Costs incurred to acquire management contract                  --             --             --         (2,092)        (6,553)
Gain on sale of real estate                                 3,956            393             --             --             --
Gain on sale of bonds                                          --             --             --             --          6,484
                                                         --------       --------       --------       --------       --------
INCOME BEFORE TAXES AND MINORITY INTEREST IN
OPERATING PARTNERSHIP                                       7,757          1,137          2,452            272          7,192
                                                         --------       --------       --------       --------       --------
Income tax (expense) benefit                                 (600)            --            400             --             --
                                                         --------       --------       --------       --------       --------
INCOME BEFORE MINORITY INTEREST IN OPERATING
PARTNERSHIP                                                 7,157          1,137          2,852            272          7,192
Minority interest in Operating Partnership                 (1,027)          (163)          (446)           (60)            62
                                                         --------       --------       --------       --------       --------

NET INCOME                                               $  6,130       $    974       $  2,406       $    212       $  7,254
                                                         ========       ========       ========       ========       ========
Per share amounts

Basic earnings                                           $   0.90       $   0.16       $   0.43       $   0.04       $   1.44
                                                         ========       ========       ========       ========       ========
Diluted earnings                                         $   0.89       $    016       $   0.43       $   0.04       $   1.43
                                                         ========       ========       ========       ========       ========
Dividends paid                                           $   1.00       $   1.00       $   1.00       $   0.75       $   1.45
                                                         ========       ========       ========       ========       ========
Weighted average common shares outstanding                  6,847          6,244          5,538          5,094          5,022
                                                         ========       ========       ========       ========       ========
Weighted average common shares and common share
equivalents outstanding                                     6,878          6,244          5,544          5,113          5,061
                                                         ========       ========       ========       ========       ========

BALANCE SHEET DATA                                      2001           2000           1999           1998           1997
                                                      --------       --------       --------       --------       --------

Real estate, before accumulated
     depreciation                                     $211,886       $209,056       $115,993       $101,941       $ 41,419
Real estate, net of accumulated
   Depreciation                                        196,107        196,819        108,745         98,563         40,726
Investments in participating mortgages
     and joint ventures                                     --             --         22,475         27,604         25,415
Investment in Commercial Assets                             --             --         19,486         20,706         20,866
Total assets                                           216,591        216,302        159,093        158,226        119,161
Secured long-term notes payable                         93,897         89,697         53,994         40,506         10,677
Secured short-term financing                            13,251          7,867          2,610         10,500             --
Minority interest in Operating
     Partnership and other entities                     14,071         15,387         15,236         25,649         22,362
Stockholders' equity                                    90,662         97,535         83,852         78,636         83,515

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies (see Note B to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Real estate and other long-lived assets are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of our real estate investments. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of manufactured housing properties or a reduction in the demand for our manufactured housing properties; competition from other available housing sources including multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Company's real estate.

Rental Property Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 30 to 45 years for buildings and five years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of the properties.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required.

Legal Contingencies

The Company is currently involved in certain legal proceedings. The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions and the effectiveness of strategies, related to these proceedings. The amount of loss contingencies involving litigation, for which a loss is probable and such loss can be reasonably estimated, is determined through consultation with legal counsel representing the Company. The Company's evaluation of loss contingencies arising from litigation, claims and assessments, considers unasserted claims and associated estimates of loss, if any, are provided to the extent probable and reasonably estimable. See Item 3, Legal Proceedings.

                          RESULTS OF OPERATIONS FOR THE
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

The following discussion and analysis of consolidated results of operations and financial condition should be read in conjunction with our consolidated financial statements included elsewhere in this report. Since May 1997, we have been focused on the investment of our capital in the acquisition of manufactured home communities.

Inflation

We do not believe that changes in inflation rates would have a material adverse effect on our business. We believe that since our lease rates are determined annually for a majority of our leased sites we would be able to recover increases in product and service costs caused by inflation through changes in lease rates.

Comparison of 2001 to 2000

Rental Property Operations

Rental and other property revenues from our owned properties totaled $22,954,000 in 2001 compared to $20,578,000 in 2000, an increase of $2,376,000 or 11.5%. The total increase consisted of:

                                                        2001            2000
                                                      -------         -------
                                                           (in thousands)
2000 acquisitions                                       7,511         $ 2,994
2000 disposals                                             --             862
2001 disposals                                            423           2,458
"Same store" properties                                15,020          14,264
                                                      -------         -------
Total                                                 $22,954         $20,578
                                                      =======         =======

We refer to properties which we owned throughout all of 2001 and 2000 as "same store" properties.

The same store revenue increase, based upon the proforma results as if the merger with Commercial Assets had occurred on January 1, 2000, was 6.8% as shown below (in thousands).
                                                        2001            2000
                                                      -------         -------

Proforma rental and other property revenues           $22,062         $20,659
                                                      =======         =======

Property operating expenses from our owned properties totaled $9,077,000 in 2001 compared to $8,331,000 in 2000, an increase of $746,000, or 9.0%. The increase consisted of:

                                                        2001            2000
                                                      -------         -------
                                                           (in thousands)
2000 acquisitions                                     $ 4,085         $ 1,683
2000 disposals                                             --             793
2001 disposals                                            211           1,063
"Same store" properties                                 4,781           4,792
                                                      -------         -------
Total                                                 $ 9,077         $ 8,331
                                                      =======         =======


The same store expense decrease, based upon the proforma results as if the merger with Commercial Assets had occurred on January 1, 2000, was (1.5%) as shown below (in thousands).

                                                        2001            2000
                                                      -------         --------
Proforma property operating expenses                  $ 6,999         $ 7,105
                                                      =======         ========

Revenue on participating mortgages and leases was $0 in 2001 compared to $612,000 in 2000. The $612,000 decrease was related to our purchase in 2000 of seven communities for which a portion of the consideration paid was the cancellation of participating mortgages totaling $24,851,000. As a result of the cancellation of the participating mortgages, no income was earned on the participating mortgages in 2001.

Depreciation expense decreased from $5,681,000 in 2000 to $5,223,000 in 2001. The reduction was a result a decrease of $310,000 due to the sale of three properties in the first quarter 2001, and a decrease of $971,000 related to a change in estimate of the remaining useful lives for its real estate assets, as explained in the next paragraph. These decreases were offset by additional depreciation of $823,000 on the assets acquired from Commercial Asset in August 2000.

In 2001, the Company completed a comprehensive review of its real estate related depreciation including a property by property analyses accounting for 30% of the Company's capitalized real estate costs. As a result of this review, the Company has changed its estimate of the remaining useful lives for its land improvements and buildings. Prior to October 1, 2001, depreciation was computed using the straight-line method over an estimated useful life of 25 years for land improvements and buildings and five years for furniture and other equipment. Effective October 1, 2001, depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 30 to 45 years for buildings and five years for furniture and other equipment. This change increased net income (after minority interest in Operating Partnership) for the year ended December 31, 2001 by $843,000 or $0.12 per basic and diluted share. The Company expects this change in useful lives to increase net income (after minority interest in Operating Partnership) by approximately $2,400,000 in 2002 over 2001.

Home Sales Operations

We own an inventory of developed vacant sites within our portfolio located within existing occupied communities. In addition, we own undeveloped land that is contiguous to existing occupied communities. Our home sales subsidiary is the vehicle used to facilitate the conversion of this inventory of unleased land into leased sites with long-term cash flows thereby increasing the value of our portfolio. Through the date of our merger with Commercial Assets, we owned approximately 65% of the home sales business with the balance owned by Commercial Assets and certain of our officers and directors. In 2001, our home sales business resulted in an additional 235 new home sites being leased across the total portfolio compared to 180 in 2000, a 30.5% increase.

We reported a loss of $376,000 in 2001 compared to a loss of $709,000 in 2000, as determined in accordance with generally accepted accounting principles. We evaluate our home sales activity on the same return on investment basis we use for acquiring stabilized communities. The leases facilitated by the home sales subsidiary during the year ended December 31, 2001 are estimated to result in a first year return on investment of 13.6%, as shown below based upon unaudited pro forma information:


Sites Leased                                                                235
                                                                     ==========

Estimated first year annualized profit on leases              A
   originated during 2001 /1/                                        $  652,000
                                                                     ==========

Development costs of sites leased                                    $4,447,000
Home sales loss attributable to sites leased                            354,000
                                                                     ----------
     Total costs incurred to originate ground leases          B      $4,801,000
                                                                     ==========

Estimated first year annualized return on investment         A/B           13.6%
                                                                     ==========

/1/ We estimate the expenses for the first lease year attributable to the new sites leased, on average, as 50% of the actual per site expenses realized at the community in 2001. Since our new lease originations are within communities that have stabilized operations, the lower expense ratio is a result of achieving better operating leverage against fixed costs such as common area maintenance, including clubhouses, and community management personnel.

Service Operations

During 2001, we earned an immaterial amount of property management income as compared to $157,000 during 2000. The $157,000 decrease is as a result of our merger with Commercial Assets.

Fee revenue from managing Commercial Assets was $0 in 2001 and $335,000 in 2000. The decrease is due to our merger with Commercial Assets on August 11, 2000, at which time we ceased earning fee revenue.

Amortization of management contracts decreased from $1,866,000 for 2000 to $0 for 2001. Coincident with our merger with Commercial Assets, we amortized the remaining cost of $638,000 of our contracts to manage Commercial Assets.

Equity in Earnings of Commercial Assets

Income from our 27% interest in Commercial Assets until our merger in August 2000 was $686,000 for 2000, compared to $0 for 2001. Our interest in the earnings of Commercial Assets terminated with the merger on August 11, 2000. Due to our 27% interest in Commercial Assets until our merger in August 2000, $205,000 of the management fees paid by Commercial Assets to us have been reported by us in 2000 as equity in earnings of Commercial Assets in accordance with generally accepted accounting principles.

General and Administrative Expenses

Our general and administrative expenses were $1,742,000 in 2001 and $1,798,000 in 2000. The $56,000 decrease in expense is primarily due to the replacement of the cash portion of directors' fees with payment in options, reduction in franchise tax expenses due to a lower share base in the 2001 period, and elimination of certain duplicate reporting costs.

Interest and Other Income

Interest and other income was $1,509,000 in 2001 and $960,000 in 2000. The increase in income is primarily a result of the additional income producing financial assets acquired from Commercial Assets on August 11, 2000, including an interest in collateralized mortgage-backed securities.

Interest Expense

Interest expense was $4,244,000 (including interest expense related to home sales activities) during 2001 and $4,199,000 during 2000. The $45,000 increase is due to $115,000 associated with additional debt assumed with the merger with Commercial Assets in August 2000, $1,300,000 associated with incremental borrowings for capital expenditures, and $170,000 associated with the floor plan financing, offset by debt repaid of $435,000 associated with properties sold, a decrease of $425,000 associated with a reduction in the "bank's reference rate" and increased capitalized interest of $680,000 related to development expenditures made in advance of home sales. The total interest capitalized in 2001 was $2,916,000.

Income Taxes

Income tax expense for 2001 was $600,000 compared to $0 in 2000. During 2001, the Company utilized a provision of the Taxpayer Relief Act of 1997 that allows the Company a one-time election to treat its assets as having been sold for tax purposes in a deemed sale as of January 1, 2001 for the fair value of those assets. The capital gain recognized by the Company for tax purposes resulted in a tax liability to the Company in 2001. This liability is computed at an effective rate of approximately 2% of the capital gain recognized. The reduction in the effective tax rate to 2% is achieved through the use of the Company's net operating loss carryforward ("NOL"). During 2000, the Company did not incur a tax liability.

Comparison of 2000 to 1999

Rental Property Operations

Rental and other property revenues from our owned properties totaled $20,578,000 in 2000 compared to $14,987,000 in 1999, an increase of $5,591,000 or 37.3%. The total increase consisted of:

                                                        2000            1999
                                                      -------         -------
                                                          (in thousands)
1999 acquisitions                                     $ 1,596         $   542
2000 acquisitions                                       4,498              --
2000 disposals                                            862           1,215
"Same store" properties                                13,622          13,230
                                                      -------         -------
Total                                                 $20,578         $14,987
                                                      =======         =======

We refer to properties which we owned throughout all of both 1999 and 2000 as "same store" properties.

The revenue increase achieved across the entire portfolio for all properties that were either owned by the Company, Commercial Assets or subject to a participating mortgage throughout 1999 and 2000 was 5.0%. The increase consisted of (in thousands):
                                                        2000            1999
                                                      --------        --------
Owned by the Company                                  $13,622         $13,230
Owned by Commercial Assets                              1,342           1,287
Subject to participating mortgage                       1,747           1,400
                                                      --------        --------
Total                                                  $16,711        $15,917
                                                      ========        ========

Property operating expenses from our owned properties totaled $8,331,000 in 2000 compared to $5,262,000 in 1999, an increase of $3,069,000, or 58.3%. The increase consisted of:

                                                        2000             1999
                                                      -------         -------
                                                          (in thousands)
1999 acquisitions                                     $   455         $    98
2000 acquisitions                                       2,508              --
2000 disposals                                            793             874
"Same store" properties                                 4,575           4,290
                                                      -------         -------
Total                                                 $ 8,331         $ 5,262
                                                      =======         =======

The expense increase achieved across the entire portfolio for all properties which were either owned by the Company, Commercial Assets or subject to a participating mortgage throughout 1999 and 2000 was 8.9%. The increase consisted of (in thousands):

                                                        2000            1999
                                                      -------         -------
Owned by the Company                                  $ 4,575         $ 4,290
Owned by Commercial Assets                                484             314
Subject to participating mortgage                         785             760
                                                      -------         -------
     Total                                            $ 5,844         $ 5,364
                                                      =======         =======

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

Sales Operations

Effective January 1, 2000, we acquired assets of Brandywine Home Sales Corporation, which previously conducted home sales activities at our properties. We now engage in this business through our home sales subsidiary in order to accelerate the rate of absorption at our development properties through the origination of new ground leases. Through the date of our merger with Commercial Assets, we owned approximately 65% of the home sales business with the balance owned by Commercial Assets and certain of our officers and directors. In 2000, our home sales business resulted in an additional 180 new home sites being leased across the total portfolio compared to 147 in 1999, a 22% increase.

We report the results for our home sales activity in accordance with accounting principles generally accepted in the United States. As a result, we have reported a loss from our home sales operation in 2000 equal to $981,000, including the minority interest owned by Commercial Assets through the date of the merger.

We view our home sales results as an investment in future cash flow streams to be generated by ground leases of land held for development within our portfolio. We evaluate the home sales activities on the same return on investment basis that we use for acquiring other stabilized properties. The leases facilitated in 2000 by our home sales subsidiary are estimated to result in a first year return on investment of 10.5%, as shown below based upon unaudited proforma information:

Sites Leased                                                                180
                                                                     ==========

Estimated first year annualized profit on leases              A
   originated during 2000 /1/                                        $  478,000
                                                                     ==========

Development costs of sites leased                                    $3,569,000
Home sales loss attributable to sites leased                            981,000
                                                                     ----------
     Total costs incurred to originate ground leases          B      $4,550,000
                                                                     ==========

Estimated first year annualized return on investment         A/B           10.5%
                                                                     ==========

/1/ We estimate the expenses for the first lease year attributable to the new sites leased, on average, as 50% of the actual per site expenses realized at the community in 2000. Since our new lease originations are within communities that have stabilized operations, the lower expense ratio is a result of achieving better operating leverage against fixed costs such as common area maintenance, including clubhouses, and community management personnel.

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

Equity in Earnings of Commercial Assets

Income from our 27% interest in Commercial Assets until our merger in August 2000 was $686,000 for 2000, compared to $872,000 for 1999. Our interest in the earnings of Commercial Assets terminated with the merger on August 11, 2000. Due to our 27% interest in Commercial Assets until our merger in August 2000, during 2000 and 1999, $124,000 and $205,000, respectively, of the management fees paid by Commercial Assets to us have been reported by us as equity in earnings of Commercial Assets in accordance with generally accepted accounting principles.

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

Interest and Other Income

Interest and other income was $960,000 in 2000 and $306,000 in 1999. A portion of the increase relates to earnings from other assets acquired in our merger with Commercial Assets, which totaled $176,000. The remaining increase is accounted for by nonrecurring income during the 2000 year comprised primarily of:

      . $265,000 of income due to a change in estimate of accrued liabilities,

      . $50,000 of income resulting from a forfeited deposit by a potential purchase of one of our communities, and

      . $102,000 interest income on notes receivable due from officers for stock purchases.

Interest Expense

Interest expense was $4,199,000 (including interest expense related to home sales activities) during 2000 and $3,846,000 during 1999. The $353,000 increase is primarily due to higher outstanding balances in the 2000 period, interest on debt assumed in connection with acquisitions and the merger with Commercial Assets, increased interest rates on short-term borrowing, and increased interest expense related to the sales operations.

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

NOL Carryover

At December 31, 2001, our NOL carryover for income tax purposes was approximately $65,000,000. Subject to some limitations, the NOL carryover may be used to offset all or a portion of our REIT taxable income, and as a result, to reduce the amount of income that we are required to distribute as dividends to stockholders to maintain our status as a REIT. The NOL will not, however, affect the tax treatment to shareholders of any distributions that we do make. The NOL carryover is scheduled to expire between 2007 and 2009. In the event that relative ownership of the Company changes prior to the expiration of the NOL, the amount of NOL available to the Company in any year may be limited.

Dividend Distributions

During 2001, we distributed $7,936,000 ($1.00 per share) to holders of common stock and OP Units compared to 2000 distributions of $7,075,000 ($1.00 per share) to holders of common stock and OP Units and 1999 distributions of $6,591,000 ($1.00 per share) to holders of common stock and OP units. The tax treatment to shareholders of the dividends paid, if any, is generally determined based upon the character and amount of taxable income of the Company for the relevant year.

For income tax purposes, dividends to common stockholders consist of ordinary income, capital gains (including unrecaptured section 1250 gain, which is taxable to shareholders who are individuals at a maximum federal rate of 25%), return of capital or a combination thereof. For the years ended December 31, 2001, 2000 and 1999, dividends paid per share were taxable as follows:

                                         2001                 2000                 1999
                                   Amount  Percentage   Amount  Percentage   Amount  Percentage
                                   ------  ----------   ------  ----------   ------  ----------
Return of capital                  $  --        --%     $0.51      51.0%     $0.68      68.0%
Ordinary income                     0.39      38.7       0.49      49.0       0.32      32.0
Capital gains                       0.39      39.1         --        --         --        --
Unrecaptured section 1250 gain      0.22      22.2         --        --         --        --
                                   ----------------------------------------------------------

Total                              $1.00       100%     $1.00       100%     $1.00       100%
                                   ----------------------------------------------------------

The Company's dividend is set quarterly and subject to change or elimination at any time.

The Company's primary objective is to maximize long term returns on investment for shareholders.

While dividend policy is considered within the context of this objective, maintenance of past dividend levels is not a primary investment objective of the Company and is subject to numerous factors including the Company's profitability, capital expenditure plans, obligations related to principal payments and capitalized interest, and the availability of debt and equity capital at terms deemed attractive by the company to finance these expenditures. The Company's NOL may be used to offset all or a portion of our REIT taxable income, which may allow us to reduce or eliminate our dividends paid and still maintain our REIT status.

Historically, the combination of dividend payments, capital expenditures, capitalized interest and debt repayment has exceeded funds provided from operating activities and the Company has funded a portion of these expenditures from debt financings. However, there is no assurance that it will be able to continue to do so on terms deemed acceptable in the future.

                         LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, we had cash and cash equivalents of $607,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties, payments of dividends to stockholders. The Company expects to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. At March 25, 2002, the available credit under our secured short term credit facilities totaled $1,213,000. In the event that there is an economic downturn and the cash provided by operating activities is no longer adequate and if access to short term borrowings sources becomes restricted, the Company will be required to reduce expenditures for the continued development of its communities and or reduce its dividend. At December 31, 2001, a default existed under our bank line of credit related to a debt coverage ratio covenant. On March 25, 2002, we completed a modification to our agreement with the bank lender under our line of credit. The modification included a waiver of the covenant default that existed at December 31, 2001 and the applicable covenants were modified for future periods. The modification included an exclusion of certain inventory financing arrangements with our floor plan lender from our debt service covenant calculations with the bank lender under the line of credit. The Company would not have been in default at December 31, 2001 if the modified covenants had been applicable at December 31, 2001.

Operating Activities

Our net cash provided by operating activities was $4.1 million during 2001 compared to $6.5 million during 2000. The $2.4 million decrease was primarily the result of:

      . an increase of $4.1 million in cash used for operating assets and liabilities, and
      . offset by a $1.7 million increase in earnings before depreciation, amortization, minority interest, equity in Commercial Assets' earnings, income from participating mortgages, and gain on sale of real estate.

Investing Activities

In 2001, the net cash provided by investing activities was $0.6 million, compared with a net use of $4.7 million in 2000. The $5.3 million increase in net cash provided is primarily due to:

      . an increase in proceeds from the sale of real estate over the 2001 period of $10.6 million,
      . increased collections totaling $1.7 million in the 2001 period on assets acquired in our merger with Commercial Assets,
      . increased collections of $0.7 million in the 2001 period on CMBS bonds acquired in our merger with Commercial Assets,
      . decreased merger related costs in the 2001 period of $3.7 million, and
      . a decrease of $20.4 million related to the purchase of CAX stock in 2000 that did not recur in 2001,

      These increases are offset by:

      . a decrease in the dividends received on Commercial Assets stock in the 2000 period totaling $1.1 million,
      . the decrease of $11.9 million that was cash received as a result of our merger with Commercial Assets in the 2000 period,
      . the decrease in the proceeds from sale of short term investments in the 2000 period of $10.6 million,
      . greater expenditures in the 2001 period for capital replacements, improvements of $7.7 million as a result of the larger portfolio, continued development of unleased sites and the acquisition of certain properties, and
      . payment for minority interest of consolidated real estate partnership over 2000 totaling $0.5 million.

Financing Activities

Net cash used by financing activities was $5.3 million in 2001 compared with 2000 in which $1.1 million was used by financing activities. The $4.2 million increase in uses is primarily related to

      . the acquisition of common stock in the 2001 period totaling $7.0 million,

      . lower proceeds from secured long-term financing of $12.6 million in the 2001 period,

      . higher principal payments on short-term debt totaling $21.9 million as a result of property sales during the 2001 period,

      . an increase in dividends paid in the 2001 period over the prior period of $0.8 million due to stock issued in August 2000 in conjunction with our merger with Commercial Assets, and

      . a reduction in contributions for minority interest in subsidiary of $1.8 million in the 2001 period.

      These increases are offset by:

      . incremental proceeds from financings totaling $28.7 million in 2001 as compared to the prior year,

      . a decrease in loan costs paid of $0.2 million as compared to the 2000 period,

      . reduced principal payments on long-term financing in 2001 as compared to the prior year of $10.4 million due to increased property sales in the 2001 period offset by lower refinancing activity in 2001 as compared to the 2000 period, and

      . the collection in 2001 of funds from escrow accounts totaling $0.6 million during the 2001 period.

We have a $9.7 million line of credit with a bank which matures in May 2002. The line of credit is secured by real estate owned by the Company with a book value of $25.4 million at December 31, 2001. Advances under this line of credit bear interest based upon the bank's reference rate. At December 31, 2001, $7.7 million was outstanding on this line of credit bearing interest at 4.75%.

In April 2001, we entered into a $7,000,000 floor plan credit facility with a lender expiring April 2003. Advances are made under the facility for 100% of new inventory purchases and bear interest linked to the prime rate with spreads ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. Advances under the facility require principal repayments of 3% after one year and payment in full of an advance within 1 1/2 years. At December 31, 2001, $5.6 million was outstanding at an average interest of 6.45%. On March 1, 2002, we were notified by our floor plan lender of its election to exit the floor plan lending business. Subsequent to April 1, 2002, the floor plan lender will no longer advance funds for new inventory purchases. Our obligations existing as of April 1, 2002 will mature the earlier of the date the home sells or April 2003.

On March 20, 2002, we entered into a commitment with a new floor plan lender providing a credit facility of $8.5 million that is subject to customary closing terms.

As of December 31, 2001, 77% of our real estate and 70% of our total assets were encumbered by debt. We had total outstanding indebtedness of $107.2 million, all of which was secured by various manufactured home communities. Of our indebtedness, $93.9 million, or 88%, was secured long-term notes payable and $13.3 million, or 12%, was secured short-term financing. The weighted-average effective interest rate on our secured long-term notes payable was 7.62% at December 31, 2001. The weighted-average interest rate on our secured short-term financing was 5.47% at December 31, 2001. Our secured long-term notes payable had a weighted average maturity of 15.4 years at December 31, 2001.

We expect to meet our liquidity requirements in excess of 12 months through a variety of sources including cash generated by operations, long-term and short-term secured borrowings, the issuance of equity securities and cash generated by operations.

Our ability to access secured borrowings as a source of liquidity is dependent upon factors outside of our control including economic trends that impact the availability of credit from lending sources we currently utilize. Our ability to issue additional equity in the form of OP Units and other equity securities is dependent upon factors outside of our control including returns available on alternative investments and other economic factors. The extent of cash generated by our operations is dependent upon our ability to operate the existing portfolio of revenue earning sites at margins comparable to past results and to originate new earning sites through new lease originations generated by our home sales business. Our ability to generate cash through the operation of the current portfolio is dependent upon our ability to acquire the goods and services required to operate the portfolio at costs that increase in the range of increases realized in prior years, the continued absence of natural disasters, such as hurricanes, that would disrupt the flow of rental income for an undeterminable time period and other factors. Our ability to generate cash through the origination of new earning sites is dependent upon our ability to effectively market to our target markets, to originate contracts for sale of homes at our properties thereby generating income producing leases and to develop the undeveloped land within our portfolio in a timely fashion in response to home sales results.

                              FUNDS FROM OPERATIONS

We measure our economic profitability based on Funds From Operations, or "FFO," less an annual capital replacement reserve of at least $100 per developed home site. This reserve and its increase from prior reporting periods reflects management's estimates based on its experience in owning, operating and managing manufactured home communities. We believe that the presentation of FFO, when considered with the financial data determined in accordance with generally accepted accounting principles, provides a useful measure of our performance. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of the Company's performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, there can be no assurance that the Company's basis for computing FFO is comparable with that of other real estate investment trusts. The Board of Governors of the National Association of Real Estate Investment Trusts (also known as NAREIT) defines FFO as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of depreciable real estate property, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition as further adjusted for the minority interest in the Operating Partnership owned by persons other than us and amortization of intangibles.

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

FFO is not necessarily indicative of cash available to fund our cash needs, including our ability to make distributions since FFO does not consider recurring capital expenditures, principal maturities or other capital expenditure commitments of the Company. We use FFO in measuring our operating performance because we believe that the items that result in a difference between FFO and net income do not impact the ongoing operating performance of a real estate company. Also, we believe other real estate companies, analysts and investors utilize FFO in analyzing the results of real estate companies. Our basis of computing FFO is not necessarily comparable with that of other REITs.

For 2001, 2000, and 1999, our FFO was as follows (in thousands):

                                                                                    2001         2000         1999
                                                                                    ----         ----         ----
      Income before minority interest in Operating
      Partnership                                                                $ 7,157      $ 1,137      $ 2,852
           Real estate depreciation, including joint
           ventures                                                                5,223        5,681        3,870
           Amortization of management contracts                                       --        1,866        2,757
           Gain on sale of real estate                                            (3,956)        (393)          --
           Nonrecurring income, net                                                   --           (7)         (63)
           Income tax arising from deemed sale
             of property for tax purposes                                            600           --           --
           Equity in Commercial Assets' adjustments for FFO                           --          316          340
                                                                                 -------      -------      -------
           Funds From Operations (FFO)                                           $ 9,024      $ 8,600      $ 9,756
                                                                                 =======      =======      =======

     Weighted average common shares and OP Units outstanding
                                                                                   7,922        7,290        6,565
                                                                                 =======      =======      =======

For 2001, 2000, and 1999, our net cash flows were as follows (in thousands):

                                                                                    2001         2000         1999
                                                                                    ----         ----         ----
           Cash provided by operating activities                                 $ 4,052      $ 6,468      $ 5,764

           Cash provided by (used in) investing activities                           623       (4,681)      (5,410)
           Cash used in financing activities                                      (5,285)      (1,140)      (1,210)

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is through our various debt instruments and borrowings and through changes in interest rates. The following is a list of these debt instruments and borrowing arrangements.

We have $80.2 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have a $2.2 million recourse note issued at a discount of 7% and due in 2002. We have refunding and repricing risks with respect to this note. If we refinanced this note at a rate 1% above the current rate, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $22,000 due to an increase in interest expense.

We have $11.5 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates while the interest rates are fixed, but we do have repricing and refunding risks as to the unpaid balances due at the maturity of these notes.

As of December 31, 2001, the scheduled principal amortization and maturity payments for the Company's secured notes payable and secured long-term debt are as follows (in thousands):

Year       Amortization    Maturities    Total
----       ------------    ----------    -----
2002         $ 2,397       $ 2,207     $ 4,604
2003           2,654            --       2,654
2004           2,849            --       2,849
2005           3,066            --       3,066
2006           3,296            --       3,296
Thereafter                              77,428
                                       -------
                                       $93,897
                                       =======

We have a recourse, secured line of credit that bears interest at the Bank's "Reference" rate. As of December 31, 2001, the outstanding balance was $7.7 million. If the Bank's "Reference" rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $77,000 due to an increase in interest expense on this line of credit, based on the outstanding balance at December 31, 2001. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

We have a recourse, secured floor plan facility that bears interest at the lender's prime rate plus amounts ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. If the lender's prime rate increased immediately by 1%, then our annual net income and cash flows would decrease by $38,000 due to an increase in interest expense on this line of credit, based on the outstanding balance at December 31, 2001. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

Item 8. Financial Statements and Supplementary Data.

The report of independent auditors, consolidated financial statements and schedule listed in the accompanying index are filed as part of this report and incorporated herein by reference. See "Index to Financial Statements" on page F-1.

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

          Name            Age  First Elected                  Position(s) Held with the Company
------------------------------------------------------------------------------------------------------------------
Terry Considine           54  September 1996      Chairman of the Board of Directors (Class II)
                                                  and Chief Executive Officer
Thomas L. Rhodes          62  September 1996      Vice Chairman of the Board of Directors and Independent Director
                                                  (Class III) and Chairman of the Nominating Committee, Member of
                                                  the Audit Committee and the Compensation Committee
Bruce E. Moore            59  February 1998       Director (Class III)
Bruce D. Benson           63  October 1996        Independent Director (Class II), Chairman of the Compensation
                                                  Committee and Member of the Audit Committee and Nominating
                                                  Committee
Todd W. Sheets            43  November 2000       Independent Director (Class I), Chairman of the Audit Committee
                                                  and Member of Compensation Committee and Nominating Committee
Robert G. Blatz           40  February 1999       President and Chief Operating Officer
Joseph W. Gaynor          56  January 2000        Vice President-Development, General Counsel, and Secretary
Shannon E. Smith          36  October 2000        Chief Financial Officer and Treasurer

Terry Considine has been Chairman of the Board of Directors and Chief Executive Officer of the Company since April 1998. From September 1996 to April 1998, Mr. Considine served as Co-Chairman of the Board of Directors and Co-Chief Executive Officer of the Company. Mr. Considine also served as Chairman of the Board of Directors and Chief Executive Officer of Commercial Assets, Inc. until its merger with the Company on August 11, 2000. He is the sole owner of Considine Investment Co. and has since July 1994 been the Chairman of the Board of Directors and Chief Executive Officer of Apartment Investment and Management Company ("AIMCO"), a public real estate investment trust.

Thomas L. Rhodes has been our Vice Chairman of the Board of Directors of the Company since April 1998, is Chairman of the Nominating Committee, and serves as a Member of the Audit Committee and the Compensation Committee. From September 1996 to April 1998, Mr. Rhodes served as Co-chairman of the Board of Directors and Co-Chief Executive Officer of the Company. Mr. Rhodes also served as Vice Chairman of the Board of Commercial Assets, Inc. ("CAX") until its merger with the Company on August 11, 2000. Mr. Rhodes has served as President and Director of National Review magazine since November 30, 1992, where he has also served as Director since 1988. He held various positions at Goldman, Sachs & Co. and was elected a General Partner in 1986 and served as a General Partner from 1987 until November 27, 1992. Mr. Rhodes serves as a Director of Apartment Investment & Management Company ("AIMCO"). He is Vice Chairman of the Board of Directors of The Lynde and Harry Bradley Foundation and serves as a Director of Delphi Financial Group, Inc.

Bruce E. Moore was appointed President and Chief Operating Officer in February 1998. Mr. Moore resigned from his position as Chief Operating Officer, Secretary and Treasurer of the Company in November 2000; the latter two positions he had held since October 2000. Mr. Moore resigned from his position of President in July 2001. He also served as President and Chief Operating Officer of Commercial Assets until its merger with the Company on August 11, 2000. Mr. Moore is the founder and is the Chief Executive Officer of Brandywine Financial Services Corporation and its affiliates, or "Brandywine," a private real estate firm specializing in various aspects of the real estate industry, including asset management, consulting, development, property management, brokerage and capital formation. He is a Certified Public Accountant. Mr. Moore is a member of the National Association of Real Estate Investment Trusts and the International Council of Shopping Centers.

Bruce D. Benson has served as a Director of the Company since October 1996 and serves as Chairman of the Compensation Committee and as a member of the Audit Committee. For the past 36 years, he has been the owner and President of Benson Mineral Group, a domestic oil and gas production company, and, for the past four years, has served as Chairman, Chief Executive Officer and President of United States Exploration, Inc., an oil and gas exploration company listed on the American Stock Exchange.

Todd W. Sheets has served as a Director since November 2000 and is the Chairman of the Audit Committee and a member of the Compensation Committee. Mr. Sheets is currently a private investor. Previously, he was a Managing Director of Pinehill Capital Partners, Inc. and Raymond James and Associates, Inc., where he was responsible for initiating and overseeing the firm's practice in the areas of publicly traded real estate companies, its recovering markets real estate private equity program, and was a member of its Investment Policy Committee.

Robert G. Blatz was appointed President in July 2001. He was appointed Chief Operating Officer and Secretary in November 2000. He resigned as Secretary in July 2001. He functioned as the Company's Executive Vice President from February 1999 to November 2000 (having been appointed to that position in September
1999). From June 1998 until joining the Company, he served as a Senior Associate for Coopers & Lybrand (predecessor to PricewaterhouseCoopers) as a consultant for management and financial systems. From May 1993 to June 1998, he was with the Heritage Foundation, a public policy organization, most recently as its Vice President and Chief Financial Officer.

Joseph W. Gaynor joined the Company as Vice President of Development in January 2000. From January 1986 through December 1999, Mr. Gaynor served as General Counsel to Brandywine Corporation and its affiliates, a private real estate firm specializing in various aspects of the real estate industry, including development and property management of retail centers and manufactured home communities. In May 1997, Mr. Gaynor became President of Community Acquisition and Development Corporation, the managing member of several limited liability companies which owned, leased and operated manufactured home communities in which the Company and Commercial Assets had interests. Mr. Gaynor received his B.S. with honors from Rutgers University, earned his J.D. from Stetson University College of Law and was admitted to the Florida Bar in 1971.

Shannon E. Smith was appointed Chief Financial Officer in February 2001. Mr. Smith joined the Company in October 2000 as Chief Accounting Officer and Treasurer. From March 1997 to October 2000, Mr. Smith served as Vice President and Chief Financial Officer of Jemison-Demsey Holding Company, and other entities controlled by Jemison Investment Company, based in Alabama. Jemison-Demsey Holding Company manages interests in the flat-rolled steel service center business and metal building component manufacturing business. From March 1991 to September 1996, Mr. Smith served as the Chief Financial Officer and Director for Schuler Industries, Inc.

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

Compliance With Section 16(a) of the Exchange Act

Our executive officers and directors, and persons who own more than ten percent of our common stock, are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership of our securities with the Securities and Exchange Commission and the New York Stock Exchange, Inc. Copies of those reports also must be furnished to us. Based solely upon a review of the copies of reports furnished to us, we believe that for the year ended December 31, 2001, all filing requirements were timely met by our executive officers, directors and beneficial owners of more than ten percent of our stock.

Item 11.  Executive Compensation.

In 2001, none of Messrs. Considine and Rhodes received any cash compensation in his capacity as Chief Executive Officer and Vice Chairman, respectively. Mr. Blatz received total salary and bonus in 2001 of $185,000 as President and Chief Operating Officer. Mr. Gaynor received total salary and bonus in 2001 of $150,000 as Vice President of Development, General Counsel, and Secretary. Mr. Smith received total salary and bonus of $143,000 as Chief Financial Officer and Treasurer.

In his capacity as an executive officer, Mr. Smith received options to acquire shares of our common stock. Neither Messrs. Considine, Blatz, Gaynor nor Smith, each of whom is a stockholder of the Company, was at any time on or prior to December 31, 2001 granted options to acquire shares of our common stock other than in their capacities as executive officers.

The following tables sets forth, in summary form, the compensation paid by the Company to each individual who served as its Chief Executive Officer, President, and three executive officers of the Company during 2001 whose salary exceeded $100,000 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                    Annual          Long Term Compensation
                                                 Compensation               Awards
                                                 ------------    -----------------------------
                                                                  Securities       Restricted
                                                                  Underlying         Stock
Name and Principal Positions           Year       Salary ($)     Options (#)     Award ($) /1/
----------------------------           ----      ------------    -----------     -------------

Terry Considine                        2001              --         100,000              --
Chairman of the Board of Directors     2000              --              --              --
and Chief Executive Officer            1999              --              --              --

Bruce E. Moore/2/                      2001              --              --              --
President and Director                 2000              --              --              --
                                       1999              --          25,000              --

Robert G. Blatz                        2001         185,000              --         200,000
President and Chief Operating          2000         178,000              --              --
Officer                                1999         101,000          80,000              --

Joseph W. Gaynor                       2001         150,000              --              --
Vice President-Development and         2000         150,000          80,000              --
General Counsel                        1999              --              --              --

Shannon E. Smith/3/                    2001         143,000          80,000         100,000
Chief Financial Officer and            2000          28,000              --              --
Treasurer                              1999              --              --              --

      (1) The restricted stock awards in 2001 to Mesrs. Blatz and Smith were 20,000 shares and 10,000 shares, respectively, with a value of $200,000 and $100,000, respectively. Such value was determined by the Board of Directors, as of the date of the grant, as $10.00 per share.
      (2)   Mr. Moore resigned as President in July 2001.
      (3) Mr. Smith became an employee of the Company in October 2000. Compensation in 2001 included relocation expense and temporary housing reimbursements of $13,000.

The following tables set forth certain information regarding stock options granted to the Named Executive Officers during 2001:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                       Potential Realizable Value
                                              Individual Grants                                at Assumed
                          ----------------------------------------------------------      Annual Rates of Stock
                           Number of      % of Total                                     Price Appreciation for
                          Securities        Options                                            Option Term
                          Underlying      Granted to                                   --------------------------
                           Options       Employees in      Exercise      Expiration
         Name             Granted (#)    Fiscal Year    Price ($/sh)/1/     Date         5% ($)        10% ($)
         ----             -----------    -----------    ---------------     ----         ------        -------
Terry Considine           100,000 /2/           41%           $11.45      02/15/11      $720,000     $1,825,000
Bruce E. Moore                 --               --%               --            --            --             --
Robert G. Blatz                --               --%               --            --            --             --
Joseph W. Gaynor               --               --%               --            --            --             --
Shannon E. Smith           80,000 /3/           32%           $ 9.88      01/02/11      $497,000     $1,260,000

(1) The exercise price is equal to the fair market value of the common stock on the date of grant.
(2) During 2001, Mr. Considine received options constituting nonqualified stock options to purchase 100,000 shares of common stock under the 1998 Stock Incentive Plan.
(3) During 2001, Mr. Smith received options constituting nonqualified stock options to purchase 80,000 shares of common stock under the 1998 Stock Incentive Plan. One-half of these options were vested on the date of grant and the remainder vest in equal installments on each of the first three anniversaries after the respective date of grant.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                         Number of Securities
                                                        Underlying Unexercised     Value of Unexercised
                                                           Options at Fiscal       In-the-Money Options
                            Shares           Value           Year-end (#)           at Fiscal Year-end
                           Acquired        Realized          Exercisable/            ($) Exercisable/
          Name          On Exercise (#)     ($)/1/           Unexercisable           Unexercisable /2/
          ----          ---------------     ------           -------------           -----------------

Terry Considine                --             --               401,500/0              $165,000/0
Bruce E. Moore                 --             --             210,000/5,000          $27,999/56,001
Robert G. Blatz                --             --             26,667/13,333                 0
Joseph W. Gaynor               --             --             13,333/26,667                 0
Shannon E. Smith           40,000             --                0/40,000              $0/129,000

      (1) Represents the product of (A) the difference between (i) the closing price of the common stock on the NYSE on the exercise date and (ii) the option exercise price and (B) the number of securities underlying such options.
      (2) The value of unexercised in-the-money options is calculated by multiplying (A) the number of securities underlying such options by
            (B) the difference between (i) the closing price of the common stock at December 31, 2001 and (ii) the option exercise price.

Director Compensation

During 2001 all of our non-employee directors received a grant of options to acquire 25,000 shares of the Company's common stock with an exercise price equal to the closing price of the Company's common stock on the date of grant. Such options were immediately exercisable and have a term of 10 years.

Under the 1998 Stock Incentive Plan, all of our non-employee directors will automatically receive annual grants of market-price options to acquire 2,800 shares of the Company's common stock on the date of each annual stockholders meeting. These options will be immediately exercisable upon grant and have a term of ten years.

Compensation Committee Interlocks and Insider Participation

During 2001, Messrs. Benson, Sheets, and Rhodes served on the compensation committee. Mr. Considine served as Chairman of the Board and Chief Executive Officer of the Company and Mr. Rhodes served as Vice Chairman of the Board of the Company. Mr. Considine is Chairman of the Board and Chief Executive Officer of Apartment Investment and Management Company ("AIMCO") and Mr. Rhodes serves on the Board of Directors and on the compensation, audit, and nominating committees of AIMCO.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The three directors who are not members of management constitute the Compensation Committee. The Compensation Committee:

      .     determines the compensation of the Chief Executive Officer;

      . reviews and approves the compensation of other corporate officers holding executive positions;

      . reviews the general compensation and benefit practices of the Company; and

      .     administers our compensation and stock incentive plans.

The Compensation Committee considers various factors including:

      .     recruitment, motivation and retention of our management team;

      . alignment of management financial rewards with stockholder objectives for total return (dividend income plus share price appreciation); and

      . reasonability in consideration of all the facts, including total return, the size and complexity of the Company and the practices of other real estate investment trusts.

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

BASE COMPENSATION. The compensation committee determined 2001 Base Compensation for the Chief Executive Officer, reviewed and approved 2001 Base Compensation for other senior management based upon the recommendation of the Chief Executive Officer and considered such 2001 Base Compensation reasonable. Base Compensation for the Chief Executive Officer for 2001 consists of options to purchase 100,000 shares of the Company's Common Stock at $11.45 per share.

DISCRETIONARY COMPENSATION. For 2001, the Compensation Committee considered, among other things:

      . the achievement of the 2001 objective for per share FFO, less $100 reserve per home site;

      .     our growth in size and complexity during 2001; and

      .     our total return for 2001 as compared to the Morgan Stanley REIT
            Index.

Discretionary Compensation was awarded to Mr. Blatz during 2001 equal to $35,000 and 20,000 shares of restricted stock. Mr. Smith was awarded 10,000 shares of restricted stock.

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

In 2001, our total return was 32.7% which was greater than the 12.8 % Total Return of the Morgan Stanley REIT Index. The compensation committee awarded no incentive compensation to the Chief Executive Officer or Vice Chairman.

CHIEF EXECUTIVE OFFICER. In determining the compensation for the Chief Executive Officer, the Compensation Committee considered, among other things, our 2001 financial performance:

      .     Total Return for 2001 of 32.7%;

      . increase in leasing of previously unleased home sites from 147 in 1999, 184 in 2000, to 235 in 2001.

EQUITY TRANSACTIONS IN SUPPORT OF COMPENSATION OBJECTIVES

The Compensation Committee has determined that we are well served by the alignment of interest that occurs when senior management has the same financial interests as do other stockholders. To promote this end, the Compensation Committee and the Board of Directors have:

      . structured Board annual compensation to be paid in stock options and annual director's fees paid in stock with meeting fees paid in cash;

      . structured Base Compensation of Chief Executive Officer for 2001 entirely in options to acquire stock at $11.45 a share.

Date: March 19, 2002                             BRUCE BENSON (CHAIRMAN)
                                                 TODD W. SHEETS
                                                 THOMAS L. RHODES

Performance Graph

The following graph compares the change in the cumulative total return of the Company's Common Stock for the period from March 31, 1997, which was the quarter-end immediately prior to the date we made our first investment in manufactured home communities, through December 31, 2001, with (1) the cumulative total return of the Standard & Poor's 500 Stock Index and (2) a peer group consisting of Chateau Communities, Inc., Sun Communities, Inc. and Manufactured Home Communities, Inc., each a company in the manufactured home community business.

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

                             [GRAPHIC APPEARS HERE]

                                                      Period Ending
                             -----------------------------------------------------------------
Index                        03/31/97    12/31/97    12/31/98   12/31/99   12/31/00   12/31/01
----------------------------------------------------------------------------------------------
American Land Lease, Inc.      100.00      136.45       86.71      81.25      78.72     113.21
S&P 500                        100.00      129.89      166.97     202.11     183.70     161.88
Custom Peer Group              100.00      123.98      124.28     121.93     148.73     166.33

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The table below sets forth, as of March 19, 2002, the number of shares of our common stock beneficially owned by (1) each person known by us to be a beneficial owner of more than 5% of our common stock; (2) all directors, individually, and each executive officer that holds our common stock, individually; and (3) all of our directors and executive officers as a group, which information was furnished in part by each such person.

                                                Number of
                                                shares of      Percentage of      Number of      Percentage
                                                  Common       Common Stock      partnership    Ownership of
        Name of Beneficial Owner/1/              Stock/2/      Outstanding/3/      Units/4/     the Company/5/
        ---------------------------              --------     --------------       --------     --------------
Terry Considine /6/                               866,784         11.8%           266,130           13.6%
Thomas L. Rhodes /7/                              198,269          2.9%           168,037            4.6%
Bruce E. Moore /8/                                307,675          4.4%            25,471            4.1%
Bruce D. Benson /9/                               120,438          1.8%            75,160            2.5%
Robert G. Blatz /10/                               96,806          1.4%                --            1.2%
Joseph W. Gaynor /11/                              79,525          1.2%                --            1.0%
Shannon E. Smith /12/                              67,537          1.0%                --            1.0%
Todd W. Sheets /13/                                27,800            *                 --              *
The Wilder Corporation of Delaware /14/           601,891          8.9%                --            7.3%

All directors and executive officers as a       1,764,834         22.4%           534,798           25.9%
group (8 persons)

* Denotes ownership of less than 1% of the outstanding shares of the Company's common stock.

(1) Includes, where applicable, shares owned by such person's minor children and spouse and by other related individuals and entities. Unless otherwise indicated, such person has sole voting and investment power as to the shares listed and such person's address is 29399 U.S. Hwy 19, North, Suite 320, Clearwater, Florida 33761. Excludes units of limited partnership of Asset Investors Operating Partnership ("OP Units") that are not redeemable within 60 days.
(2)    Excludes shares of Common Stock issuable upon redemption of OP Units.
(3) Represents the number of shares of Common Stock beneficially owned by each person divided by the total number of shares of Common Stock outstanding. Any shares of Common Stock which may be deemed to be beneficially owned by that person and are deemed outstanding for the purpose of computing the percentage of outstanding shares of Common Stock owned by that person, but not any other person. At March 19, 2002, 6,793,765 shares excluding OP Units were outstanding.
(4) Through wholly owned subsidiaries, the Company acts as general partner of, and, as of March 19, 2002, holds approximately 87% of the interests in the Operating Partnership. After a one-year holding period, OP Units may be tendered for redemption and, upon tender, may be acquired by the Company for shares of Common Stock at an exchange ratio of one share of Common Stock for each OP Unit (subject to adjustment). If all OP Units were acquired by the Company for Common Stock these shares of Common Stock would constitute approximately 12.7% of the then outstanding shares of Common Stock.
(5) Represents the number of shares of Common Stock beneficially owned, divided by the total number of shares of Common Stock outstanding, assuming that all 987,679 OP Units outstanding at March 19, 2002, are redeemed in exchange for shares of Common Stock (notwithstanding any holding period requirements).
(6) Includes 222,189 shares held by a family partnership in which Mr. Considine serves as a general partner. Includes 551,500 exercisable options held by Titaho Limited Partnership, RLLLP ("Titaho"), a Registered Limited Liability Limited Partnership in which Mr. Considine's brother is the trustee for the sole general partner and for which Mr. Considine disclaims beneficial ownership, 266,130 OP Units, and 25,471 shares held by Titahotwo Limited Partnership, RLLLP ("Titahotwo"), a Registered Limited Liability Limited Partnership in which Mr.
       Considine serves as General Partner and owns 1% redeemable within 60 days.
(7) Includes 129,300 options exercisable and 168,037 OP Units redeemable within 60 days.
(8) Includes 8,721 shares held by Brandywine Real Estate Management Services Corporation, an entity in which Mr. Moore owns a 50% interest, 270,000 options exercisable and 25,355 OP Units redeemable within 60 days.
(9) Includes 44,068 options exercisable and 75,160 OP Units redeemable within 60 days.
(10)   Includes 26,667 options exercisable within 60 days.
(11) Includes 2,600 shares held by the Joseph William Gaynor Family Trust dated October 28, 1983 of which Mr. Gaynor is the sole trustee and 13,333 options exercisable within 60 days.
(12)   Includes 13,333 options exercisable within 60 days.
(13)   Includes 27,800 options exercisable within 60 days.
(14)   Includes 601,891 shares.

Item 13. Certain Relationships and Related Transactions.

Officer Stock Loans

The Company has provided loans to three of its executive officers in an amount equal to the total cash required to effect the exercise of certain options granted. These loans are partially recourse to the executive officer, bear interest at 7.5% and are secured by the stock acquired with the proceeds from the loan. During 2001, the Company loaned $395,200 to Mr. Smith in conjunction with his exercise of options granted. As of December 31, 2001, the total balance outstanding on loans made to officers secured by Company stock was $1,315,000 and principal and interest payments made on these obligations during 2001, 2000 and 1999 were $143,000, $80,000 and $0, respectively.

Formation of Taxable REIT Subsidiaries

During 2000, certain subsidiaries of the company and other entities engaged in activities including activities related to home sales, golf courses, and certain utility operations and received income that would not otherwise be permitted under the tax rules governing REITs during that year. In order to allow us to maintain our REIT status for federal income tax purposes, Messrs. Considine and Rhodes, directly or indirectly, equally owned the outstanding voting securities issued by these entities. We owned all of the outstanding non-voting common stock of certain of these entities.

H.R. 1180, the Work Incentives Improvement Act of 1999 (the "Act") was enacted on December 17, 1999 and contained several provisions known as the REIT Modernization Act. Among other provisions, the Act allowed a REIT to own up to 100% of the stock of a Taxable REIT Subsidiary ("TRS") that can provide services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. The Act was effective beginning in 2001. As a result and as of January 1, 2001, the Company elected to treat certain subsidiaries as TRSs and purchased Messrs. Considine and Rhodes entire interests, which included voting control in certain entities for consideration including cancellation or assumption of amounts due under lease agreements.

We have owned and leased golf courses that, prior to January 1, 2001, we would not otherwise be permitted to operate under the tax rules governing REITs to CR Golf Course Management, LLC ("CR Golf"), an entity that was owned equally by Messrs. Considine (indirectly) and Rhodes. During 2000, we earned $264,000 on the leases with CR Golf. We purchased Messrs. Considine and Rhodes entire interest for consideration including cancellation of amounts due under lease agreements.

Transactions involving Messrs. Considine and Rhodes

We have owned and leased a recreational vehicle park that, prior to January 1, 2001, we would not otherwise be permitted to operate under the tax rules governing REITs, to AIC RV Management Corp. ("AIC RV Management"), an entity that was owned equally by Messrs. Considine (indirectly) and Rhodes. During 2000 and 1999, AIC RV Management paid us aggregate lease payments of $354,000 and $366,000, respectively.

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

Transactions involving Messrs. Moore and Gaynor

Brandywine Home Sales Corporation ("Sales Corp."), an affiliate of Brandywine, provided real estate brokerage services for both new home sales and existing home resales in our communities. During 1999, Sales Corp. received commissions from us, Commercial Assets, or the homeowner, depending on the circumstances. Mr. Moore owned 50% of Homes Corp. during 1999. Homes Corp. received sales commissions during 1999 as follows:

From our communities                            $ 45,000
From Commercial Assets communities                46,000
From homeowners                                  293,000

Effective January 1, 2000, we acquired, through a subsidiary, substantially all of Homes Corp.'s activities and its inventory of homes located at our communities for (a) $100,000 cash, (b) the assumption of $493,000 in the third-party debt, and (c) the cancellation of $64,000 in loans from us. In order to allow us to maintain our REIT status for federal income tax purposes, Messrs. Considine and Rhodes owned the voting common stock of the subsidiary until January 1, 2001, at which time we acquired the voting stock of Messrs. Considine and Rhodes in conjunction with the effectiveness of the taxable REIT subsidiary legislation discussed above.

During 2001 and 2000, Brandywine Financial Services Corporation, an affiliate of Brandywine, provided back office support to both our communities and our corporate office located in Florida. Mr. Moore owned 50% of Brandywine Financial Services during 2000. Brandywine Financial Services received fees of $359,000 and $544,000, respectively, for services provided in 2001 and 2000. Pursuant to the company's consolidation of its offices from Chadds Ford, Pennsylvania and Denver, Colorado to Clearwater, Florida, these functions are now performed out of the Clearwater office and the Brandywine relationship has been terminated effective March 30, 2002.

Effective January 1, 2000, we purchased four communities and undeveloped home sites at three other communities from entities in which Mr. Gaynor, Vice President of Development and General Counsel, owns a 31% interest (the "CADC Properties"). During 1999, we held participating mortgages secured by the CADC properties. The purchase price for the CADC Properties was $36,816,000 and was paid as follows:

      .     Issuance of 44,572 OP Units at an assigned value of $496,000,
      .     Cancellation of $24,851,000 in loans from us involving the CADC
            Properties,
      .     Assumption of $10,704,000 in third-party debt, and
      .     $765,000 cash.

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

(a)(3)   The Exhibit Index is included on page 41 of this report.

(b)      Reports on Form 8-K for the quarter ended December 31, 2001

         No current reports on Form 8-K were filed by the Company during the fourth quarter of 2001

                          INDEX TO FINANCIAL STATEMENTS


AMERICAN LAND LEASE, INC.                                                   Page
                                                                            ----

Financial Statements:

Report of Independent Auditors.............................................  F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000...............  F-3
Consolidated Statements of Income for the years ended December 31,
    2001, 2000 and 1999....................................................  F-4
Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 2001, 2000 and 1999.......................................  F-5
Consolidated Statements of Cash Flows for the years ended December 31,
    2001, 2000 and 1999....................................................  F-6
Notes to Consolidated Financial Statements.................................  F-7

Financial Statement Schedules:

    Schedule III -- Real Estate and Accumulated Depreciation............... F-22


                 See Notes to Consolidated Financial Statements.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
American Land Lease, Inc.


         We have audited the accompanying consolidated balance sheets of American Land Lease, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Land Lease, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

                                                            /S/ERNST & YOUNG LLP

Denver, Colorado
January 26, 2002, except for Note T, as to which the date is March 27, 2002

                 See Notes to Consolidated Financial Statements.

                   AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except per share data)

                                                                                    December 31,
                                                                              ----------------------
                                                                                 2001        2000
                                                                              ---------    ---------

ASSETS
Real estate, net of accumulated depreciation of $15,779 and $12,237           $ 196,107    $ 196,819
Cash and cash equivalents                                                           607        1,217
Inventory                                                                         9,577        6,476
Other assets, net                                                                10,300       11,790
                                                                              ---------    ---------
       Total Assets                                                           $ 216,591    $ 216,302
                                                                              =========    =========

LIABILITIES
Secured long-term notes payable                                               $  93,897    $  89,697
Secured short-term financing                                                     13,251        7,867
Accounts payable and accrued liabilities                                          4,710        5,816
                                                                              ---------    ---------
                                                                                111,858      103,380

COMMITMENTS AND CONTINGENCIES                                                        --           --

MINORITY INTEREST IN OPERATING PARTNERSHIP                                       14,071       14,811
MINORITY INTEREST IN OTHER ENTITIES                                                  --          576

STOCKHOLDERS' EQUITY
Preferred stock, par value $.01 per share, 1,000 shares authorized,
   no shares issued or outstanding                                                   --           --
Common stock, par value $.01 per share; 12,000 shares authorized; 8,482 and
   8,355 shares issued; 6,772 and 7,222 shares outstanding
   (excluding treasury stock), respectively                                          85           84
Additional paid-in capital                                                      278,919      277,455
Notes receivable on common stock purchases                                       (1,315)        (964)
Deferred compensation on restricted stock                                          (278)          --
Dividends in excess of accumulated earnings                                    (160,364)    (159,603)
Treasury stock, 1,710 and 1,133 shares at cost, respectively                    (26,385)     (19,437)
                                                                              ---------    ---------
                                                                                 90,662       97,535
                                                                              ---------    ---------
       Total Liabilities and Stockholders' Equity                             $ 216,591    $ 216,302
                                                                              =========    =========

                 See Notes to Consolidated Financial Statements.

                   AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                                      For the Years Ended December 31,
                                                                        2001        2000        1999
                                                                      --------    --------    --------
RENTAL PROPERTY OPERATIONS
  Rental and other property revenues                                  $ 22,954    $ 20,578    $ 14,987
  Revenue on participating mortgages and leases                             --         612       2,976
  Property operating expenses                                           (9,077)     (8,331)     (5,262)
  Depreciation                                                          (5,223)     (5,681)     (3,870)
                                                                      --------    --------    --------
    Income from rental property operations                               8,654       7,178       8,831

 HOME SALES OPERATIONS
  Home sales revenue                                                    17,356      12,655          --
  Cost of home sales                                                   (14,410)    (10,430)         --
  Selling and marketing expenses                                        (3,322)     (3,206)         --
  Minority interest in home sales operations                                --         272          --
                                                                      --------    --------    --------
    Loss from home sales operations                                       (376)       (709)         --

SERVICE OPERATIONS
  Property management income, net                                           --         157         207
  Commercial Assets management fees                                         --         335         564
  Amortization of management contracts                                      --      (1,866)     (2,757)
                                                                      --------    --------    --------
    Loss from service operations                                            --      (1,374)     (1,986)

Equity in earnings of Commercial Assets                                     --         686         872
General and administrative expenses                                     (1,742)     (1,798)     (1,530)
Interest and other income                                                1,509         960         306
Interest expense                                                        (4,244)     (4,199)     (3,846)
Reincorporation expenses                                                    --          --        (120)
Gain on sale of real estate                                              3,956         393          --
Loss from early extinguishment of debt                                      --          --         (75)
                                                                      --------    --------    --------
Income before taxes and  minority interest in Operating Partnership      7,757       1,137       2,452
Income tax (expense) benefit                                              (600)         --         400
                                                                      --------    --------    --------
Income before minority interest in Operating Partnership                 7,157       1,137       2,852
Minority interest in Operating Partnership                              (1,027)       (163)       (446)
                                                                      --------    --------    --------

Net income                                                            $  6,130    $    974    $  2,406
                                                                      ========    ========    ========

Basic earnings per share                                              $   0.90    $   0.16    $   0.43
                                                                      ========    ========    ========
Diluted earnings per share                                            $   0.89    $   0.16    $   0.43
                                                                      ========    ========    ========

Weighted average common shares outstanding                               6,847       6,244       5,538
                                                                      ========    ========    ========
Weighted average common shares and common share equivalents
  outstanding                                                            6,878       6,244       5,544
                                                                      ========    ========    ========

Dividends paid per share                                              $   1.00    $   1.00    $   1.00
                                                                      ========    ========    ========

                 See Notes to Consolidated Financial Statements.

                   AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999
                                 (in thousands)

                                                                   Notes         Deferred    Dividends In
                                    Common Stock   Additional  Receivable on   Compensation   Excess of                    Total
                                  ---------------   Paid-In     Common Stock  on Restricted  Accumulated    Treasury   Stockholders'
                                  Shares   Amount   Capital      Purchases        Stock        Earnings      Stock        Equity
                                  ------  -------   -------      ---------        -----        --------      -----        ------

BALANCES - DECEMBER 31, 1998       5,016    $50     $229,948     $    --          $  --       $(151,362)    $     --     $ 78,636
  Net proceeds from issuance of
    common stock                     617      6        9,433        (588)            --              --           --        8,851
  Purchases of treasury stock         --     --           --          --             --              --         (450)        (450)
  Net income                          --     --           --          --             --           2,406           --        2,406
  Dividends paid                      --     --           --          --             --          (5,591)          --       (5,591)
                                   -----    ---     --------     -------          -----       ---------     --------     --------
BALANCES - DECEMBER 31, 1999       5,633     56      239,381        (588)            --        (154,547)        (450)      83,852
                                   -----    ---     --------     -------          -----       ---------     --------     --------
  Common stock issued as
    consideration
    for Commerical Asset
    common stock                   2,675     27       37,559          --             --              --      (18,875)      18,711
  Common stock issued for
    services rendered                  7     --           76          --             --              --           --           76
  Purchase of stock by officers       40      1          439        (440)            --              --           --           --
  Purchases of treasury stock         --     --           --          --             --              --         (112)        (112)
  Repayment of notes receivable
    from officers                     --     --           --          64             --              --           --           64
  Net income                          --     --           --          --             --             974           --          974
  Dividends paid                      --     --           --          --             --          (6,030)          --       (6,030)
                                   -----    ---     --------     -------          -----       ---------     --------     --------
BALANCES - DECEMBER 31, 2000       8,355     84      277,455        (964)            --        (159,603)     (19,437)      97,535
                                   -----    ---     --------     -------          -----       ---------     --------     --------
  Restricted Stock issued             30     --          343          --           (343)             --           --           --
  Exercise of options                 40     --          395        (395)            --              --           --           --
  Conversion of OP Units              57      1          726          --             --              --           --          727
  Purchases of treasury stock         --     --           --          --             --              --       (6,948)      (6,948)
  Repayment of notes receivable
    from officers                     --     --           --          44             --              --           --           44
  Amortization of deferred
    compensation                      --     --           --          --             65              --           --           65
  Net income                          --     --           --          --             --           6,130                     6,130
  Dividends paid                      --     --           --          --             --          (6,891)          --       (6,891)
                                   -----    ---     --------     -------          -----       ---------     --------     --------
BALANCES - DECEMBER 31, 2001       8,482    $85     $278,919     $(1,315)         $(278)      $(160,364)    $(26,385)    $ 90,662
                                   =====    ===     ========     =======          =====       =========     ========     ========

                 See Notes to Consolidated Financial Statements.

                   AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                  For the Years Ended December
                                                                --------------------------------
                                                                  2001        2000        1999
                                                                --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                   $  6,130    $    974    $  2,406
   Adjustments to reconcile net income to net cash flows
     provided by operating activities:
     Depreciation and amortization                                 5,403       8,016       6,792
     Amortization of discount on secured long-term payable           204          --          --
     Amortization of deferred compensation                            65          --          --
     Minority interest in Operating Partnership and sales
       operations                                                  1,027        (207)        446
     Equity in earnings of Commercial Assets                          --        (476)       (666)
     Gain on sale of real estate                                  (3,956)       (393)         --
     Accrued interest on participating mortgages and other            --        (708)     (1,179)
     Net (increase) decrease in operating assets and
       liabilities                                                (4,821)       (738)     (2,035)
                                                                --------    --------    --------
       Net cash provided by operating activities                   4,052       6,468       5,764
                                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sale of real estate                              14,485       3,920          --
   Purchases of real estate                                       (1,813)     (1,769)       (858)
   Capital replacements, improvements and additions              (14,527)     (6,856)       (488)
   Payment for minority interest in consolidated real estate
     partnership                                                    (551)         --          --
   Notes receivable advances                                          --         (51)         --
   Investments in participating mortgages, net                        --          --      (5,500)
   Proceeds from notes receivable                                  1,728          --          --
   Proceeds from sale of short-term investments                       --      10,618          --
   Dividends from Commercial Assets                                   --       1,077       1,436
   Principal collections and indemnifications on CMBS bonds        1,301         618          --
   Distributions from real estate joint ventures                      --          26          --
   Cash received in connection with Acquisitions                      --      11,860          --
   Cash paid for merger related costs                                 --      (3,706)         --
   Purchase of Commercial Asset stock                                 --     (20,418)         --
                                                                --------    --------    --------
     Net cash provided by (used in) investing activities             623      (4,681)     (5,410)
                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from (principal payments on) secured short-term
     financing                                                     5,384      (1,457)     (1,690)
   Proceeds from secured long-term notes payable borrowings       17,728      30,351      10,925
   Principal payments on secured long-term notes payable         (13,732)    (24,160)     (3,637)
   Payment of loan costs, including costs from interest rate
     hedges                                                         (454)       (620)       (385)
   Collection of escrow funds                                        649          --          --
   Contributions for minority interest in subsidiary                  --       1,782          --
   Proceeds from the issuance of common stock, net of costs           --          --          34
   Repurchase of common stock                                     (6,948)         --          --
   Payment of costs associated with conversion of OP units           (20)         --          --
   Collections of notes receivable on common stock Purchases          44          39         134
   Payment of common stock dividends                              (6,891)     (6,030)     (5,591)
   Payment of distributions to minority interest in Operating
     Partnership                                                  (1,045)     (1,045)     (1,000)
                                                                --------    --------    --------
     Net cash provided by (used in) financing activities          (5,285)     (1,140)     (1,210)
                                                                --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                    (610)        647        (856)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                     1,217         570       1,426
                                                                --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $    607    $  1,217    $    570
                                                                ========    ========    ========

                 See Notes to Consolidated Financial Statements.

                            AMERICAN LAND LEASE, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001

A. The Company

American Land Lease, Inc. ("ANL" and, together with its subsidiaries, the "Company") formerly Asset Investors Corporation ("AIC") is a Delaware corporation that owns and operates manufactured home communities and has elected to be taxed as a real estate investment trust ("REIT"). Prior to May 25, 1999, ANL was a Maryland corporation. Effective May 25, 1999, Asset Investors Corporation ("AIC") stockholders approved its reincorporation in Delaware. ANL's Common Stock, par value $.01 per share ("Common Stock"), is listed on the New York Stock Exchange under the symbol "ANL." In May 1997, ANL contributed its net assets to Asset Investors Operating Partnership, L.P. (the "Operating Partnership") in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership's initial capital.

Interests in the Operating Partnership held by limited partners other than ANL are referred to as "OP Units." The Operating Partnership's income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The Operating Partnership records the issuance of OP Units and the assets acquired in purchase transactions based on the market price of the Company's common stock at the date of the execution of the purchase contract. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of common stock. After holding the OP Units for one year the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of the Company's common stock in lieu of cash. At December 31, 2001, the Operating Partnership had 988,000 OP units outstanding, excluding those owned by ANL. ANL owned 87% of the Operating Partnership as of December 31, 2001. The Company's principal markets are currently concentrated in Florida and Arizona. As of December 31, 2001, based on total homesites, 73% of our portfolio of manufactured home communities are located in Florida and 26% are located in Arizona, based upon total homesites.

B. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership and all majority owned subsidiaries. The minority interest in the Operating Partnership represents the OP Units which are redeemable at the option of the holder. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in Commercial Assets, Inc., prior to its merger with American Land Lease, Inc., was recorded under the equity method.

Rental Properties and Depreciation

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of December 31, 2001, management believes that no impairments exist based on periodic reviews. No impairment losses were recognized for 2001, 2000 and 1999.

In 2001, the Company completed a comprehensive review of its real estate related depreciation including a property by property analysis accounting for 30% of the Company's capitalized real estate costs. As a result of this review, the Company has changed its estimate of the remaining useful lives for its land improvements and buildings. Prior to October 1, 2001, depreciation was computed using the straight-line method over an estimated useful life of 25 years for land improvements and buildings and five years for furniture and other equipment. Effective October 1, 2001, depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 30 to 45 years for buildings and 5 years for furniture and other equipment.

Significant renovations and improvements, which improve or extend the useful life of the asset, are capitalized and depreciated over the remaining estimated life. In addition, the Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the development of additional home sites within its manufactured home communities. Maintenance, repairs and minor improvements are expensed as incurred.

Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market.

Investments in Participating Mortgages

The Company had loans in 1999 secured by real estate which provide for an interest rate return plus up to 50% of net profits, cash flows and sales proceeds from the secured real estate. The Company accounted for these investments as loans when (a) the Company does not have an interest in the borrower and either (b) the borrower had a substantial equity investment in the real estate collateral or (c) the Company had recourse to other substantial tangible assets of the borrower. As such, the Company recorded interest income based on the rate provided for in the loan and recorded its share of any net profits or gains from the sale of the underlying real estate when realized. If the above requirements were not met, then the loan was accounted for as an equity investment in real estate under the equity method of accounting.

Non-agency MBS and CMBS Bonds

The Company is the beneficiary of certain grantor trusts formed coincident with the securitization and sale of mortgage assets owned by the Company until sold in 1997. The operation of these grantor trusts is vested with the indentured trustee and under the terms of the trust indenture, the Company does not control the management of the trust and the indentured trustee is an unrelated third party. As a result, the operation of the trust is not consolidated in the financial statements of the Company. The Company does not provide any credit enhancements to the trust and does not have contingent liability of the results of operation for the trust.

The Company's non-agency mortgage backed securities bonds ("MBS") and commercial mortgage backed securities bonds ("CMBS") were acquired at a significant discount to par value. The amortized cost of the non-agency MBS and CMBS bonds was equal to the outstanding principal amount net of unamortized discount and allowances for credit losses. Earnings from non-agency MBS and CMBS bonds are recognized based upon the relationship of cash flows received during the period and estimates of future cash flows to be received over the life of the bonds. The Company classifies its non-agency MBS and CMBS bonds as available-for-sale, carried at fair value in the financial statements. The Company generally estimates fair value of the non-agency MBS and CMBS bonds based on the present value of future expected cash flows of the bonds. The fair value of the non-agency MBS and CMBS bonds, based on the underlying assets that secure the bonds, are estimated using our best estimate of the future cash flows, capitalization rates and discount rates commensurate with the risks involved.

Revenue Recognition

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

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred as the Company could not define the expected period of future benefits. For the years ended December 31, 2001, 2000 and 1999, advertising expenses were $903,000, $947,000, and $0, respectively.

Income Taxes

The Company has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended (the "Code"). To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% (95% in 2000 and 1999) of its adjusted taxable income to its shareholders. It is management's current intention to adhere to these requirements and maintain the Company's REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders. If the company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.

In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state, and local income taxes.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for U.S. Federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties, among other things.

The following table reconciles the Company's net income to REIT taxable income
(loss) for the year ended December 31, 2001 (in thousands):

                                                                            2001        2000       1999
                                                                          --------    -------    -------

Net income                                                                $  6,130    $   974    $ 2,406
Elimination of earnings from the taxable
    consolidated subsidiaries included above                                  (256)     1,012       (114)
                                                                          --------    -------    -------
Income from REIT operations                                                  5,874      1,986      2,292
    Depreciation timing differences                                         (2,699)    (1,838)     1,510
    Inclusion of unconsolidated grantor trusts                               1,592      1,486     (2,103)
    Other differences, net                                                     974      1,010       (500)
                                                                          --------    -------    -------
Taxable income before adjustments                                            5,741      2,644      1,199
    Difference on gain on sale of real estate                                1,243         --     (2,488)
    Capital gain attributable to election under
       Taxpayer Relief Act of 1997                                          30,000         --         --
                                                                          --------    -------    -------
REIT taxable income (loss) before net operating loss
    and dividends paid deduction                                          $ 36,984    $ 2,644    $(1,289)
                                                                          ========    =======    =======

As a result of the application of the Company's net operating loss ("NOL") carry forward, taxable income subject to the 90% distribution requirement is $0 at December 31, 2001.

For income tax purposes, dividends paid to common stockholders consist of ordinary income, capital gains (including unrecaptured section 1250 gain), return of capital or a combination thereof. For the years ended December 31, 2001, 2000 and 1999, dividends paid per share were taxable as follows:

                                             2001                    2000                    1999
                                      Amount   Percentage      Amount   Percentage     Amount   Percentage
                                      --------------------------------------------------------------------

Return of capital                      $ --         --%        $0.51       51.0%        $0.68      68.0%
Ordinary income                        0.39       39.0          0.49       49.0          0.32      32.0
Capital gains                          0.39       39.0            --         --            --        --
Unrecaptured section 1250 gain         0.22       22.0            --         --            --        --
                                      --------------------------------------------------------------------

Total                                 $1.00        100%        $1.00        100%        $1.00       100%
                                      --------------------------------------------------------------------

The Company has utilized the provisions of the Taxpayer Relief Act of 1997 that allows the Company a one-time election to treat its assets as having been sold for tax purposes in a deemed sale as of January 1, 2001 for the fair value of those assets. This election allows the Company to recognize the fair value of its assets for tax purposes without making an actual sale. While this one time "mark to market" election has resulted in a tax liability to the Company, this liability is computed at an effective rate of 2% of the capital gain recognized. The reduction in the effective tax rate to 2% is achieved through the use of the

Company's NOL. By utilizing these provisions, the Company has increased its tax basis in its real estate assets that will result in greater depreciation deductions in the future, and therefore in a greater percentage of future dividends paid, if any, being characterized as a return of capital to its shareholders and not taxable dividends, than if the one-time election were not made. In addition, the election may allow individual shareholders to be taxed at a lower rate on distributions that we might ultimately make which are attributable to gains form the disposition of properties held by us on January 1, 2001.

This election utilized approximately $30,000,000 of the company's $95,000,000 NOL; in addition the Company recognized $600,000 in corporate income tax expense as a result of its decision.

At December 31, 2001, the Company's NOL carryover was approximately $65,000,000 for the parent REIT entity and $1,385,000 (see Note M) for the Company's consolidated taxable REIT subsidiaries. The REIT's NOL carryover may be used to offset all or a portion of the Company's REIT taxable income, and as a result, to reduce the amount that the Company is required to distribute to stockholders to maintain its status as a REIT. It does not, however, affect the tax treatment to shareholders of any distributions that the Company does make. The REIT's and the consolidated taxable REIT subsidiaries' NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2021, respectively.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of Common Stock outstanding during each year. Diluted earnings per share reflect the effect of dilutive, unexercised stock options of 31,000, 0 and 6,000 for 2001, 2000, and 1999, respectively. Stock options and shares issued for non-recourse notes receivable of 406,000, 775,000, and 339,000 for 2001, 2000, and 1999, respectively, have been excluded from diluted earnings per share as their effect would be anti-dilutive.

Stock options

The Company uses the intrinsic-value method of accounting for stock-based award granted to employees and directors and, accordingly, does not recognize compensation expense for its stock-based awards in the Consolidated Statements of Income. See Note N for pro forma information of the impact of the fair-value method of accounting for stock-based compensation.

Capitalized Interest

Interest is capitalized on sites under development during periods of construction or development. During 2001, 2000, and 1999, capitalized interest was approximately $2,916,000, $2,236,000, and $94,000, respectively.

Treasury Stock

Prior to August 2000, the Company owned approximately 27% of Commercial Assets, Inc.'s ("Commercial Assets") common stock. In connection with the August 2000 merger of the Company and Commercial Assets, these shares of Commercial Assets were converted into 1,125,000 shares of the Company's common stock at the date of the merger and have been recorded as treasury stock for accounting purposes (see Note C). During 1999, Commercial Assets purchased 114,000 shares of the Company's common stock. Consequently, the Company had an interest in approximately 30,000 shares of its common stock and had recorded this as treasury stock. These 114,000 shares of the Company's common stock were cancelled in August 2000 as a result of the Company's merger with Commercial Assets.

On October 17, 2000, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding common stock. The timing of stock purchases is at the discretion of management. During 2001 and 2000, the Company repurchased 576,613 and 8,108 shares of common stock, respectively, at a weighted average stock price of $12.03 and $13.90 per share, respectively.

Statements of Cash Flows

The Company considers cash maintained in bank accounts, money market funds and highly-liquid investments with an initial maturity of three months or less to be cash and cash equivalents. The Company made interest payments of $6,750,000, $5,751,000, and $3,631,000 for 2001, 2000, and 1999 respectively.

Non-cash operating, investing and financing activities for 2001, 2000 and 1999 were as follows (in thousands):

                                                                                        2001       2000        1999
                                                                                        ----       ----        ----
Issuance of Common Stock for:
     Conversion of OP Units                                                            $ 747    $    --     $ 8,668
     Services                                                                            343         76         150
     Notes receivable                                                                    395        440         588
Real estate and other assets acquired in merger with Commercial Assets:
     By assumption of notes payable
     By assumption of accounts payable and accrued
        liabilities                                                                       --     29,412          --
     By assumption of minority interest                                                   --      4,054          --
     By issuance of common stock, net of treasury stock                                   --        554          --
     Reclassification of investment in Commercial Assets to
        treasury stock                                                                    --     20,067          --
Investments in participating mortgages:                                                   --     18,875          --
     For other assets                                                                     --         --         165
Real estate acquired:
     By cancellation of participating mortgages and assumption of payables                --     23,333      12,734
     For issuance of OP Units                                                             --        496          --
     By assumption of notes payable                                                       --      4,904          --
     By assumption of accounts payable and accrued liabilities, net of other
         assets received                                                                  --      2,186          --
     For issuance of note payable                                                         --      1,740          --
Receivables from minority interest in subsidiaries                                        --          4          --
Inventory acquired
     By assumption of short-term financing                                                --      4,594          --
     By cancellation of participating mortgages                                           --      1,063          --
     By assumption of accounts payable and accrued liabilities, net of other
         assets received                                                                  --        311          --
     By minority interest in subsidiary                                                   --      1,404          --
Purchase of minority interest in subsidiaries by cancellation of receivables              --         41         351
Purchase of property management contracts for note receivable                             --        380          --
Reclassification of investment in Commercial Assets to treasury stock                     --         --         450
Cancellation of intercompany balances as a result of the merger                           --      4,426          --
Other assets, net of liabilities assumed, for minority interest in subsidiary             --         97          --
Cancellation of notes receivable for services                                             --         52          --
Long-term debt assumed by purchaser of real estate                                        --      2,800          --
Escrow of long-term debt proceeds                                                         --        400          --
Acquisition of treasury stock by cancellation of note receivable                          --        112          --
Preferred minority interest in real estate sold                                           --        400          --
Short-term financing extended to long-term debt                                           --         --       6,200

Legal Contingencies

The Company is currently involved in certain legal proceedings. The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions and the effectiveness of strategies, related to these proceedings.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the 2000 and 1999 consolidated financial statements to conform to the classifications used in the current year. Such reclassifications have no material effect on the amounts as originally presented.

C. Merger with Commercial Assets

Effective August 11, 2000, the Company and Commercial Assets merged. Prior to the merger, the Company owned 2,761,000 shares (approximately 27%) of the common stock of Commercial Assets. Pursuant to the amended merger agreement, Commercial Assets shareholders, with the exception of the Company and its officers and directors and the officers and directors of Commercial Assets, were provided an election to receive either (1) $5.75 in cash per share of Commercial Assets common stock or (2) 0.4075 shares of the Company's common stock per share of Commercial Assets common stock.

As a result of the merger, the Company acquired the remaining shares of Commercial Assets by paying $20,418,000 in cash for 3,551,000 Commercial Assets shares and issuing 1,664,000 shares of the Company's common stock valued at $20,067,000 for 4,085,000 Commercial Assets shares. The merger with Commercial Assets was recorded using the purchase method of accounting. The aggregate purchase price was $97,372,000 (including the Company's previous investment in Commercial Assets of $18,875,000 assumption of liabilities and minority interest of $34,020,000 and transaction costs of $3,992,000). During 2001, the allocation of the purchase price was finalized, which resulted in changes to amounts included in the prior year financial statements. The final purchase price allocation was as follows (in thousands):

Real Estate                                                   $ 59,177
Investment in real estate joint venture                          1,764
Cash and cash equivalents                                       11,860
Short term investments                                          10,618
Investment in home sales                                         2,718
Other assets                                                    11,198
Secured long-term notes payable                                (29,412)
Accounts payable and accrued liabilities                        (4,017)
Minority interest                                                 (554)

D. Real Estate

Real estate at December 31, 2001 and 2000 is as follows (in thousands):

                                                        2001             2000
                                                     ---------        ---------
Land                                                 $  43,817        $  38,398
Land improvements and buildings                        167,411          170,180
Furniture and other equipment                              658              478
                                                     ---------        ---------
                                                       211,886          209,056
Less accumulated depreciation                          (15,779)         (12,237)
                                                     ---------        ---------
Real estate, net                                     $ 196,107        $ 196,819
                                                     =========        =========

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities. We continue to develop our 1,896 undeveloped home sites.

The Company completed a comprehensive review of its real estate related depreciation including a property by property analyses accounting for 30% of the Company's capitalized real estate costs. As a result of this review, the Company has changed its estimate of the remaining useful lives for its land improvements and buildings. Effective October 1, 2001, the Company extended useful lives of these related assets

The Company's real estate investment consists of buildings and land improvements. Buildings consist primarily of the clubhouses at its manufactured housing communities maintained as an amenity for tenant use. The Company increased its estimate of the remaining useful life for buildings from 25 years to the range of 40 to 50 years. A majority of the Company's investment in land improvements consists of long-lived assets such as lateral infrastructure at its manufactured housing communities including sanitary sewer and storm water collection systems, potable water supply systems, roads and walkways. The balance of land improvements consists of assets with shorter lives such as fencing, swimming pools, spas, shuffleboard courts, tennis courts and other tenant amenities. The Company changed its estimate for land improvements components from 25 years to the range of 5 to 75 years. The Company believes these changes reflect the remaining useful life of the assets. The Company continues to depreciate furniture and other equipment over a five-year period. This change increased net income (after minority interest in Operating Partnership) for the year ended December 31, 2001 by $843,000 or $0.12 per basic and diluted share.

During 2001, the Company sold three properties containing 604 operational home sites to unrelated third parties. Cash proceeds of approximately $14,183,000 were used to repay all of the Company's short-term indebtedness then outstanding and a portion of the Company's outstanding indebtedness. The Company recognized a gain of approximately $3,956,000 on the disposition of these properties, each of which were sold at a gain.

During 2001, the Company sold seven homesites for total consideration of $302,000 to existing tenants in Arizona.

During 2000, the Company merged with Commercial Assets resulting in an acquisition of $59,177,000 in real estate assets. See Note C. During 1999, the Company purchased two manufactured home communities and one recreational vehicle park with 450 developed home sites, 100 undeveloped home sites and 120 recreational vehicle sites. Total investment was $13,592,000 consisting of $11,973,000 by the cancellation of participating mortgages, $858,000 cash and $761,000 of assumed liabilities and other costs.

E. Investments in Participating Mortgages

As of December 31, 1999, the Company had participating mortgage notes receivable of $22,475,000. The notes accrued 10% interest and matured in 20 years. In addition, the Company received additional interest up to 50% of the borrower's profit from such communities. In January 2000, the Company purchased for $36,816,000 the four manufactured home communities and the undeveloped home sites at three additional manufactured home communities which secured the Company's participating mortgage. The purchase price was paid as follows:

                                                                 (in thousands)
Cancellation of participating mortgages and loans                    $24,851
Assumption of debt                                                    10,704
Issuance of 44,572 OP Units                                              496
Cash                                                                     765
                                                                     -------
                                                                     $36,816
                                                                     =======

During 2001, 2000, and 1999, the Company had earnings of $0, $612,000, and $2,976,000 from the participating mortgages.

F. Secured Long-Term Notes Payable

The following table summarizes the Company's secured long-term notes payable (in thousands):

                                                                                     December 31,
                                                                                  -----------------
                                                                                   2001      2000
                                                                                  -------   -------
Fixed rate, ranging from 6.5% to 8.75%, fully amortizing, non-recourse notes
    maturing at various dates from 2018 through 2020                              $80,257   $64,730
Recourse, fully-amortizing note discounted at 7.0%, maturing in 2002                2,135     3,930

Fixed rate, ranging from 7.4% to 8.2%, partially amortizing, non-recourse
    notes maturing at various dates from 2007 through 2011                         11,505    16,117
Floating rate equal to LIBOR plus 2.5% (8.72% at December 31, 2000),  partially
    amortizing, recourse note maturing at August 2002                                  --     4,920
                                                                                  -------   -------
                                                                                  $93,897   $89,697
                                                                                  =======   =======

Real estate assets which secure the long-term notes payable had a net book value of $158,290,000 at December 31, 2001. The Company had $734,000 in escrow on the long-term notes payable at December 31, 2001, including amounts for real estate taxes and certain capital expenditures. The scheduled principal amortization and maturity payments for the Company's long-term notes payable at December 31, 2001 are as follows (in thousands):

  Year                 Amortization               Maturities              Total
  ----                 ------------               ----------              -----
2002                      $2,397                    $2,207               $ 4,604
2003                       2,654                                           2,654
2004                       2,849                        --                 2,849
2005                       3,066                        --                 3,066
2006                       3,296                        --                 3,296
Thereafter                                                                77,428
                                                                        --------
                                                                         $93,897

G. Secured Short-Term Financing

The Company has a revolving line of credit with a bank with a total commitment of $9,680,000 that bears interest at the bank's "Reference Rate" (4.75% at December 31, 2001). The line of credit is secured by real property and improvements located in Martin County, Florida and Maricopa County, Arizona with a net book value of $25,376,000 and matures in May 2002. At December 31, 2001, $7,651,000 was outstanding and $2,029,000 was available under the revolving line of credit. At December 31, 2001, the Company was in default under certain terms of the line of credit. On March 25, 2002, the bank waived the defaults under the line of credit as of December 31, 2001 and the defaulted covenants were modified for future periods.

The Company has a secured floor plan line of credit with a finance company with a total commitment of $7,000,000 that bears interest at the lender's prime rate plus amounts ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. As discussed in Note T, on March 1, 2002, we were notified by our floor plan lender of its election to exit the floor plan lending business nationwide. Subsequent to April 1, 2002, the floor plan lender will no longer advance funds for new inventory purchases. Our obligations existing as of April 1, 2002 will mature the earlier of the date the home sells or April 2003. The floor plan line of credit is secured by inventory located in the Company's manufactured housing communities with a net book value of $9,577,000. At December 31, 2001, $5,600,000 was outstanding and $1,400,000 was available under the credit facility.

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

During 2001, the Company entered into various construction contracts with third parties to develop subdivisions within in the Company's existing portfolio of manufactured housing communities. The remaining unpaid balance of these contracts at December 31, 2001 is approximately $2,631,000.

The Company has agreed to invest up to an additional $680,000 in a real estate joint venture in four equal, annual installments of $170,000 of which no payments have been disbursed as of December 31, 2001.

In connection with the acquisition of a property, the Company entered into an earn-out agreement whereby it will pay the former owner an amount equal to the increase in the property's net operating income divided by 9.5% until the Company pays a total of $2,400,000. The remaining unpaid balance of this earn-out agreement at December 31, 2001 was approximately $1,399,000. On March 25, 2002, the Company entered into an agreement with the former owner to liquidate that balance of the earn-out agreement at a discount to the unpaid balance. The terms of the agreement provide for the payment of $975,000 on or before June 14, 2002 (see Note T).

In connection with the acquisition of a manufactured home community, the Company entered into an earn-out agreement with respect to 142 unoccupied home sites. The Company advances an additional $17,000 pursuant to the earn-out agreement for each newly occupied home site either in the form of cash or 946 OP Units, as determined by the seller. At December 31, 2001, there were 94 unoccupied home sites subject to the earnout. The Company has advanced the following in cash and OP Units for newly occupied home sites (in thousands).

                                                   Year Ended December 31,
                                            ------------------------------------
                                            2001            2000            1999
                                            ----            ----            ----
Cash                                        $166            $215            $265

OP Units                                      --              --              --
                                            ----            ----            ----
                                            $166            $215            $265
                                            ====            ====            ====

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

..     Cash and cash equivalents, accounts payable and accrued liabilities, and secured short-term financing - the carrying amounts approximate fair value because of the short maturity of these instruments.
..     Non agency MBS and CMBS Bonds - the carrying amount of non-agency MBS and
      CMBS bonds included in other assets in the balance sheet approximate those assets' fair values. The Company generally estimates fair value of the non-agency MBS and CMBS bonds based on the present value of future expected cash flows of the bonds. The fair value of the non-agency MBS and CMBS bonds, based on the underlying assets that secure the bonds, are estimated using managements' best estimate of the future cash flows.
..     Secured long-term notes payable - based upon borrowing rates currently available to the Company, the carrying value of secured long-term notes payable approximates their fair value.

K. Common Stock and Dividends

The Company paid dividends to stockholders and distributions to holders of OP Units as follows (in thousands):

                                                  Year Ended December 31,
                                          --------------------------------------
                                           2001            2000            1999
                                          ------          ------          ------
Dividends                                 $6,891          $6,030          $5,591
Distributions                              1,045           1,045           1,000
                                          ------          ------          ------

  Total                                   $7,936          $7,075          $6,591
                                          ======          ======          ======

The Company's Certificate of Incorporation permits the Board of Directors to issue classes of preferred and common stock without further stockholder approval. As of December 31, 2001, the Company has not issued any classes of stock other than common stock.

Officer Stock Loans and Restricted Stock

The Company has provided loans to three of its executive officers in an amount equal to the total cash required to effect the exercise of certain options granted. These loans have a 10 year maturity and are partially recourse to the executive officer, bear interest at 7.5% and are secured by the stock acquired with the proceeds from the loan. During 2001, 2000 and 1999, the Company made loans of $395,000, $440,000, and $588,000, respectively, in conjunction with the exercise of options granted of 40,000, for each of the three years (number of shares issued). As of December 31, 2001, the total balance outstanding on loans made to officers secured by Company stock was $1,315,000 and principal and interest payments made on these obligation during 2001, 2000 and 1999 were $143,000, $80,000 and $0, respectively.

In addition, in 2001, the Company issued approximately 30,000 restricted shares of common stock to certain executive officers. The restricted stock was issued at the fair value of the common stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and shall be subject to a risk of forfeiture within the vesting periods of 3 to 5 years. The fair value of the restricted stock of $300,000 will be amortized to compensation expense over the vesting period.

L. Non-agency MBS Bonds and CMBS Bonds

In March 1997, the Company resecuritized its portfolio of retained interests in prior securitizations that are in the form of non-agency MBS bonds by transferring them to a trust in which it retained the residual interest and having the trust sell non-recourse debt securities representing senior interests in the trust's assets. The Company's retained residual interest in the trust represents the first-loss class of the portfolio and, accordingly, no carrying value was assigned to it because it was not practical to estimate its fair value given the high risk and unpredictable nature of the future cash flow expected to be attributed to the retained residual interests. As of December 31, 1998 and 1997, the Company did not believe that it would receive any incremental, material cash flows. Given that circumstance, the Company estimated the fair value of its retained residual interests at zero at those subsequent reporting dates. Consistent with those estimates, the Company has not received any material cash flows from the resecuritized assets. The trustee has notified the Company that its retained residual interest has been eliminated because of the extent of allocated realized losses on the underlying assets of the trust (non-agency MBS bonds). Therefore, the value of the retained residual interest was determined to be zero at December 31, 2001 and 2000.

In November 1997, Commercial Assets resecuritized its portfolio of retained interests in prior securitizations that are in the form of CMBS bonds. The CMBS bonds were resecuritized by transferring the bonds and related restricted cash to an owner trust in which Commercial Assets retained a residual interest. In a private placement, the trust then sold debt securities representing senior interests in the trust's assets. The maturity dates of the CMBS bonds range from 2002 to 2004. The Company acquired the retained interests in its merger with Commercial Assets. The Company had no unrealized gains (losses) on the CMBS bonds at December 31, 2001 and 2000. The estimated fair value of the retained interests at December 31, 2001 is approximately $363,000.

M. Income Taxes

Taxable Consolidated Entities

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities of taxable consolidated entities for financial reporting purposes and the amounts used for income tax purposes. During 2001, the taxable consolidated entities were comprised of the taxable REIT subsidiaries of the Company. During 2000, the taxable consolidated entities were comprised of preferred stock subsidiaries of the Company.

Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                    December 31,    December 31,
                                                        2001           2000
                                                    ------------    ------------

Total deferred tax liabilities                      $      --      $      --

Deferred tax assets:
  Net operating loss carry forwards                   521,000        449,000
  Depreciation                                         15,000         31,000
  Receivables                                         143,000             --
  Deferred income                                      16,000             --
  Other                                                 9,000          9,000
                                                    ---------      ---------
Total deferred tax assets                             704,000        489,000
Valuation allowance for deferred tax assets          (704,000)      (489,000)
                                                    ---------      ---------
Deferred tax assets, net of valuation allowance            --             --
                                                    ---------      ---------
Net deferred tax assets (liabilities)               $      --      $      --
                                                    =========      =========

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $704,000 valuation allowance at December 31, 2001 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $215,000. At December 31, 2001, the Company has available net operating loss carryforwards of approximately $1,385,000 arising from the operations of the consolidated taxable REIT subsidiaries. The Company did not record a deferred tax benefit or expense during the periods ended December 31, 2001 and 2000.

Consolidated income (loss) subject to tax is $293,000, $(1,181,000) and $135,000 for 2001, 2000 and 1999, respectively. The reconciliation of income tax attributable to consolidated income (loss) subject to tax from continuing operations computed at the U.S. statutory rate to income tax expense (benefit) is shown below (in thousands):

                                         Year Ended              Year Ended             Year Ended
                                      December 31, 2001      December 31, 2000       December 31, 1999
                                      -----------------      -----------------       -----------------
                                     Amount      Percent     Amount      Percent    Amount      Percent
                                     ------      -------     ------      -------    ------      -------

Tax at U.S. statutory rates on
consolidated income (loss) subject
to tax                               $ 100,000     34.0%    $(402,000)   (34.0)%   $  46,000      34.0%
State  income tax, net of federal
tax benefit                             11,000      3.7%      (43,000)    (3.6)%       5,000       3.7%
Other                                    1,000      0.4%        1,000      0.1%           --        --%
Increase (decrease) in valuation
allowance                             (112,000)   (38.1)%     444,000     37.5%     (451,000)    (334.1)%
                                     ---------    -----     ---------    -----     ---------     ------
                                     $      --       --%    $      --       --%    $(400,000)    (296.4)%
                                     =========    =====     =========    =====     =========     ======

In connection with the Company's resecuritization of its former bond portfolio in 1997, a consolidated corporate subsidiary incurred income taxes from the resecuritization. These taxes were netted against the gain from sale in 1997. The subsidiary recorded a loss for tax purposes during 1999 and carried back the tax loss for a refund of taxes incurred in 1997. Accordingly, the Company received an income tax refund of $400,000 and recorded an income tax benefit of $400,000 in 1999.

REIT Taxable Activities

As discussed in Note B, during 2001, the Company has utilized the provisions of the Taxpayer Relief Act of 1997 that allows the Company a one-time election to treat its assets as having been sold for tax purposes in a deemed sale as of January 1, 2001 for the fair value of those assets. This one-time election results in a current year Alternative Minimum Tax (AMT) liability of $600,000. The AMT tax paid can be used to offset future taxable income of the REIT operation creating a deferred tax asset. However, SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $600,000 valuation allowance at December 31, 2001 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $600,000.

N. Stock Option Plan

The Company has a Stock Incentive Plan (the "Stock Plan") for the issuance of up to 3,000,000 qualified and non-qualified stock options and shares of Common Stock to its directors, officers, employees and consultants. As of December 31, 2001 and 2000, 1,129,000 and 982,000 respectively, related to outstanding stock options. The exercise price for stock options may not be less than 100% of the fair value of the shares of Common Stock at the date of grant. Stock options granted through December 31, 1997 have 5-year terms and stock options granted after 1997 have 10-year terms. All outstanding stock options are non-qualified stock options.

Presented below is a summary of the changes in stock options for the three years ended December 31, 2001.

                                             Weighted Average
                                              Exercise Price       Shares
                                              --------------       ------

Outstanding-December 31, 1998                  $    18.57          833,000

     Granted                                        14.02          129,000
     Exercised                                      11.43          (60,000)
                                               ----------       ----------

Outstanding-December 31, 1999                       18.40          902,000

     Granted                                        10.89           89,000
     Assumed in connection with acquisitions        15.30          100,000
     Exercised                                      11.00          (40,000)
     Expired                                        16.72          (69,000)
                                               ----------       ----------

     Outstanding-December 31, 2000                  17.83          982,000

     Granted                                        10.99          321,000
     Exercised                                       9.88          (40,000)
     Expired                                        15.79         (134,000)
                                               ----------       ----------

Outstanding-December 31, 2001                  $    16.41        1,129,000
                                               ==========       ==========

As of December 31, 2001, outstanding options have the following ranges of exercise prices and weighted average remaining lives:

                                                        Ranges of Exercise Prices
                                           ----------------------------------------------------
                                           $9.88 to $13.44   $14.75 to $15.95   $16.26 to $19.38       All Ranges
                                           ---------------   ----------------   ----------------       ----------
Outstanding stock options:
  Number of options                              370,000             83,000            676,000          1,129,000
  Weighted average exercise price                 $11.38             $15.42             $19.26             $16.41
  Weighted average remaining life             8.89 years         5.86 years         6.16 years         7.03 years
Exercisable stock options:
    Number of options                            223,000             74,000            676,000            973,000
    Weighted average exercise price               $11.60             $15.47             $19.29             $17.24
    Weighted average remaining life           8.91 years         5.70 years         6.16 years         6.75 years

Options granted to date vest over various periods up to five years. As of December 31, 2001, 2000 and 1999, 973,000 673,000, and 374,000, respectively, of the outstanding options were exercisable. As of December 31, 2001, 2000, and 1999, the weighted average exercise price of exercisable options was $17.24, $18.01, and $18.06, respectively.

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

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for options issued by the Company were estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

                                                    2001            2000           1999
                                                 --------------------------------------------
Range of risk free interest rates                3.4% to 5.2%    5.9% to 6.0%    6.0% to 6.5%
Expected dividend yield                              8.75%           9.09%           7.4%
Volatility factor of the expected market price
   of the Company's common stock                    0.275           0.313           0.309
Weighted average expected life of options        5.2 years       10.0 years      10.0 years

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

For 2001, 2000, and 1999, the estimated weighted-average grant-date fair value of options granted was $1.11 per option, $1.16 per option, and $2.08 per option, respectively. The Company assumed lives of five to ten years and risk-free interest rates equal to the Five- or Ten-Year U.S. Treasury rates on the date the options were granted depending on option terms. In addition, the expected stock price volatility and dividends rates were estimated based upon historical experience over the forty-eight months ended December 31, 2001.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands except for per share data):

                                                   2001        2000        1999
                                                  ------      ------      ------
Pro forma net income                              $5,298      $  418      $1,506
Pro forma earnings per share:
   Basic and diluted                              $ 0.77      $ 0.07      $ 0.27

O. Savings Plan

The Company has a 401(k) defined-contribution employee savings plan, which provides substantially all employees the opportunity to accumulate funds for retirement. The Company may, at its discretion, match a portion of the contributions from participating employees. During 2001, 2000 and 1999, the Company matched $5,000, $16,000 and $19,000, respectively, of employee contributions. The Company's match vests as follows:

Years of Service   Vested Interest
----------------   ---------------

      1                  0%
      2                 30%
      3                 60%
      4                100%

P. Home Sales Business

Effective January 1, 2000, the Company acquired Brandywine Home Sales Corporation, which previously conducted home sales activities at the properties. We engage in this business through the home sales subsidiary in order to accelerate the rate of absorption at the development properties through the origination of new ground leases. Through the date of the merger with Commercial Assets, the Company owned 65% of the home sales business with the balance owned by Commercial Assets. In 2001, the home sales business resulted in an additional 235 new home sites being leased across the total portfolio compared to 180 in 2000, a 30.5% increase.

The Company reports the results for the home sales activity in accordance with accounting principles generally accepted in the United States. As a result, the Company has reported a loss from the home sales operation in 2001 equal to $376,000. The Company views the home sales results as an investment in future cash flow streams to be generated by ground leases of land held for development within the portfolio. The Company evaluates the home sales activities on the same return on investment basis that is used for acquiring other stabilized properties. The leases facilitated in 2001 by the home sales subsidiary are estimated to result in a first year return on investment of 13.6%, as shown below, based upon unaudited pro forma information:

Sites Leased                                                               235
                                                                     =========

Estimated first year annualized profit on leases
   originated during 2001 (1)                            A           $ 652,000
                                                                     =========

Development costs of sites leased                                  $ 4,447,000
Home sales loss attributable to sites leased                           354,000
                                                                       -------
     Total costs incurred to originate ground leases     B         $ 4,801,000
                                                                   ===========

Estimated first year annualized return on investment    A/B              13.6%
                                                                     =========

(1) We estimate the expenses for the first lease year attributable to the new sites leased on average as 50% of the actual per site expenses realized at the community in 2001. Since our new lease originations are within communities that have stabilized operations, the lower expense ratio is a result of achieving better operating leverage against fixed costs such as common area maintenance, including clubhouses, and community management personnel.

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
                                                                        ------
                                                                        $8,452
                                                                        ======

Q. Recent Accounting Developments

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 141 requires the Company to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The Company does not anticipate that the adoption of SFAS 141 will have a material effect on its financial position or results of operations. SFAS 142 eliminates amortization of goodwill and indefinite lived intangible assets and requires the Company to perform impairment tests at least annually on all goodwill and other indefinite lived intangible assets. The requirements of SFAS 142 are effective for the Company beginning January 1, 2002. The Company does not anticipate that the adoption of SFAS 141 or SFAS 142 will have a material effect on its financial position or results of operations.

In October 2001, FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 establishes criteria beyond that previously specified in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), to determine when a long-lived asset is classified as held for sale and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 is effective for the Company beginning January 1, 2002. The Company anticipates that the adoption of SFAS 144 will cause the Company to report assets held for sale (as defined by SFAS 144) as discontinued operations. The results of discontinued operations, less applicable income taxes, will be a separate component of income on the income statement.

R. Transactions with Related Parties

Transactions involving Messrs. Moore and Gaynor

During 1999, two property management companies (collectively, "AIC Property Management") received property management and accounting fees of $672,000 from communities in which the Company owns an interest and $172,000 from communities in which Commercial Assets owned an interest. The Company owned 50% of AIC Property Management and Community Management Investors Corporation ("CMIC") owned 50% of AIC Property Management. Mr. Moore, the Company's President, owned 35% and Mr. Gaynor, the Company's Vice President, owned 20% of CMIC. In order for AIC Property Management to provide the above services, AIC Property Management utilized staff and resources of Brandywine Financial Services Corporation and its affiliates ("Brandywine"). Mr. Moore is the founder and was the Chief Executive Officer of Brandywine prior to his appointment as the Company's President and Chief Operating Officer. Effective January 1, 2000, the Company purchased CMIC's 50% interest in AIC Property Management for a $2,120,000 promissory note that was scheduled to mature January 2001. The Company prepaid the note in full in September 2000 and paid $126,000 in interest on the note in 2000.

Brandywine Commercial Services Corporation ("Services Corp."), an affiliate of Brandywine, provided maintenance services to both the Company's communities and Commercial Assets communities. Mr. Moore owned 50% of Services Corp. during 1999. Services Corp. received fees of $1,725,000 from the Company's communities and $658,000 from Commercial Assets communities for maintenance services provided during 1999. Effective January 1, 2000, the Company purchased 100% of Services Corp.'s assets and operations for $30,000 and the assumption of leases on equipment used by Services Corp.

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

Effective January 1, 2000, the Company acquired, through a subsidiary in which it held non-voting stock and Messrs. Considine, the Company's Chairman and Chief Executive Officer, and Rhodes, a director of the Company, own the voting common stock, substantially all of Sales Corp.'s activities and its inventory of homes located at the Company's communities for (a) $100,000 cash, (b) the assumption of $493,000 in the third-party debt, and (c) the cancellation of $64,000 in loans.

During 2001 and 2000, Brandywine Financial Services Corporation, an affiliate of Brandywine, provided back office support to both the Company's communities the Company's corporate office located in Florida. Mr. Moore owned 50% of Brandywine Financial Services during 2000. Brandywine Financial Services received fees of $359,000 and $544,000, respectively, for services provided in 2001 and 2000. Pursuant to the Company's consolidation of its offices from Chadds Ford, Pennsylvania and Denver, Colorado to Clearwater, Florida, these functions are now performed out of the Clearwater office and the Brandywine relationship has been terminated effective March 30, 2002.

Effective January 1, 2000, the Company purchased four communities and undeveloped home sites at three other communities from entities in which Mr. Gaynor, Vice President of Development and General Counsel, owns 31% (the "CADC Properties"). During 1999, the Company held participating mortgages secured by the CADC Properties. The purchase price for the CADC Properties was $36,816,000 and was paid as follows:

..     Issuance of 44,572 OP Units at an assigned value of $496,000,
..     Cancellation of $24,851,000 in loans from us involving the CADC
      Properties,
..     Assumption of $10,704,000 in third-party debt, and
..     $765,000 cash.

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

The Company owned and leased golf courses that, prior to January 1, 2001, it would not otherwise be permitted to operate under the tax rules governing REITs, to CR Golf Course Management, LLC ("CR Golf"), an entity that was owned equally by Messrs. Considine (indirectly) and Rhodes. During 2000, the Company earned $264,000 on the leases with CR Golf. The Company purchased Messrs. Considine and Rhodes entire interest for consideration including cancellation of amounts due under lease agreements.

The Company has owned and leased a recreational vehicle park, that it would not otherwise be permitted to operate under the tax rules governing REITs, to AIC RV Management Corp. ("AIC RV Management"), an entity that was owned equally by Messrs. Considine (indirectly) and Rhodes. During 2000 and 1999, AIC RV Management paid the Company aggregate lease payments of $354,000 and $366,000, respectively.

On December 14, 2000, the Company sold its interest in the recreational vehicle park to a third party for total consideration of $3,960,000 and recorded a gain on sale of $286,000. The Company retained an indirect preferred minority position in the acquiring entity totaling $400,000. The Company's retained interest receives a 10% preferred return, payable monthly. The Company has a continuing right to put its preferred position to the buyer beginning December 14, 2005.

In conjunction with the sale of the recreational vehicle park, the Company terminated the ground lease with AIC RV Management that originally was scheduled to expire in 2022 and paid a lease termination fee of $186,000 to AIC RV Management.

Formation of Taxable REIT Subsidiary

During 2000, certain subsidiaries of the Company and other entities engaged in activities including activities related to home sales, golf course, and certain utilities operations, and received income that would not otherwise be permitted under the tax rules governing REITs during the year. In order to allow the Company to maintain its REIT status for federal income tax purposes, Messrs. Considine and Rhodes, directly or indirectly, equally owned the outstanding voting securities issued by these entities. The Company owned all of the outstanding non-voting common stock of certain of these entities.

H.R. 1180, the Work Incentives Improvement Act of 1999 (the "Act") was enacted on December 17, 1999 and contained several provisions known as the REIT Modernization Act. Among other provisions, the Act allowed a REIT to own up to 100% of the stock of a Taxable REIT Subsidiary ("TRS") that can provide services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. The Act was effective beginning in 2001. As a result and as of January 1, 2001, the Company elected to treat certain subsidiaries as TRSs and purchased, and Messrs. Considine and Rhodes sold, their entire interest, which included voting control in certain entities for consideration including cancellation of amounts due under lease agreements.

S. Selected Quarterly Financial Data (Unaudited)

Presented below is selected quarterly financial data for 2001 and 2000 (in thousands, except per share data).

                                                                            Three Months Ended
                                                       ------------------------------------------------------------
2001                                                   December 31,   September 30,       June 30,        March 31,
-------------------------------------------------------------------------------------------------------------------

Rental and other property revenues                       $ 5,613         $ 5,604          $ 5,630          $ 6,107
Income from rental property operations                     2,733           1,881            1,957            2,083
Home sales revenue                                         5,202           4,544            4,433            3,177
Income (loss) from home sales operations                      16             (78)             (91)            (223)
Net income                                                   764             563              651            4,152
Basic earnings per share                                    0.12            0.08             0.09             0.58
Diluted earnings per share                                  0.11            0.08             0.09             0.58
Weighted average common shares outstanding                 6,626           6,626            6,964            7,181
Weighted average common shares and common shares
   equivalents outstanding                                 6,673           6,675            6,986            7,192

                                                                            Three Months Ended
                                                        -------------------------------------------------------------
2000                                                    December 31,   September 30,       June 30,         March 31,
---------------------------------------------------------------------------------------------------------------------

Rental and other property revenues                       $ 6,089         $ 5,591          $ 4,429          $ 4,469
Income from rental property operations                     1,610           1,742            1,450            2,376
Home sales revenue                                         4,566           2,723            3,083            2,283
Income (loss) from home sales operations                    (229)            100             (309)            (271)
Net (loss) income                                            270            (200)             184              720
Basic and diluted earnings per share                        0.04           (0.03)            0.03             0.13

Weighted average common shares outstanding                 7,167           6,637            5,586            5,572
Weighted average common shares and common shares
   equivalents outstanding                                 7,167           6,637            5,586            5,572

The Company recorded certain adjustments in the fourth quarter of 2000 relating to accounting for property tax expense and certain amounts passed on to tenants that resulted in a reduction in fourth quarter reported earnings of $245,000 that was attributable to prior quarters.

T. Subsequent events

On February 1, 2002, the Company closed a financing for a total commitment of $3,700,000 that provided for an initial funding of $1,800,000. The facility provides the Company a commitment to borrow an additional $1,900,000 over the five-year term based upon achieving certain occupancy and cash flow levels at the financed property.

On March 1, 2002, the Company was notified by its floor plan lender of its election to exit the floor plan lending business. Subsequent to April 1, 2002, the floor plan lender will no longer advance funds for new inventory purchases. The Company's obligations existing as of April 1, 2002 will mature the earlier of the date the home sells or April 2003. On March 20, 2002, the Company entered into a commitment with a new floor plan lender providing a credit facility of $8.5 million with a variable interest rate linked to the prime rate with spreads varying from 1% to 1.75% depending on the manufacturer and age of the inventory. Individual advances mature in 360 to 540 days based upon the age of the individual advance.

On March 25, 2002, the Company completed a modification to its agreement with the bank lender under its line of credit. The modification included a waiver of the covenant default that existed at December 31, 2001 and the applicable covenants were modified for future periods. The Company would not have been in default at December 31, 2001 if the modified covenants had been applicable at December 31, 2001.

On March 25, 2002, the Company entered into a revised agreement with the former owner of a property to liquidate the remaining balance due under an existing earn-out agreement at a discount from the original amount due. In connection with the acquisition of the property, the Company entered into an earn-out agreement whereby it would pay the former owner an amount equal to the increase in the property's net operating income divided by 9.5% until the Company paid a total of $2,400,000. The remaining unpaid balance of this earn-out agreement at December 31, 2001 was approximately $1,399,000. The revised agreement with the former owner provides for a payment of $975,000 on or before June 14, 2002 in liquidation of remaining amounts owed under the original earn-out agreement.

                        AMERICAN LAND LEASE INCORPORATED
                                  SCHEDULE III
                    Real Estate and Accumulated Depreciation
                                December 31, 2001
                         (In Thousands Except Site Data)



                                                                                 Initial Cost          Cost
                                                                             ---------------------  Capitalized
                      Date                                Year       Number          Buildings and   Subsequent
   Property Name    Acquired      Location              Developed   Of Sites   Land   Improvements  Acquisition
---------------------------------------------------------------------------------------------------------------
Blue Heron Pines       2000   Punta Gorda, FL           1983/1999      411   $ 3,026   $  2,356       $ 2,004
Blue Star              1999   Apache Junction, AZ          1955        151       453      1,029            26
Brentwood              2000   Hudson, FL                   1984        146       446      1,037           338
Brentwood West         1998   Mesa, AZ                  1972/1987      350     1,050     12,768           767
Caribbean Cove         1998   Orlando, FL                  1984        285       858      7,952           595
Casa Commercial        2000   Mesa, AZ                       --         --       304          6            14
Casa Encanta           2000   Mesa, AZ                     1970        135       283      1,050           743
Cypress Greens         2000   Lakeland, FL                 1986        264       216      1,649         2,083
Desert Harbor          2000   Apache Junction, AZ          1997        206       952      3,980           617
Fiesta Village         2000   Mesa, AZ                     1962        170     2,698      4,034           200
Forest View            2000   Homosassa, FL             1987/1997      309       927      1,950         2,234
Gulfstream Harbor I    1998   Orlando, FL                  1980        383     1,740     11,793           493
Gulfstream Harbor II   1998   Orlando, FL                  1988        314       924      9,183           519
La Casa Blanca         2000   Apache Junction, AZ          1993        198       534      6,080           103
La Casa Mini Storage   2000   Apache Junction, AZ            --         --       446        267           502
Lakeshore Villas       2000   Tampa, FL                    1972        280       762      6,081         1,403
Lost Dutchman          1999   Apache Junction, AZ    1971/1979/1999    260       777      4,885           458
Mullica Woods          1998   Egg Harbor City, NJ          1985         90       270      3,399           163
New Era                2000   Tucson & Marana, AZ            --         31       211         59           716
Park Royale            2000   Pinellas Park, FL            1971        309       927      5,221           779
Pleasant Living        1997   Riverview, FL                1979        246       726      5,079           339
Rancho Mirage          2000   Apache Junction, AZ          1994        312       837      9,924           118
Riverside              2000   Ruskin, FL                   1984        961     3,202      8,167         4,856
Royal Palm             2000   Haines City, FL              1971        424     1,244      2,874           358
Salem Farms            1998   Bensalem, PA                 1988         28        84      1,307            --
Savanna Club           2000   Port St. Lucie, FL           1999      1,132     6,945      4,643         7,122
Serendipity            1998   Ft. Myers, FL             1971/1974      338     1,014      7,635           355
Southern Palms         2000   Mesa, AZ                     1961         62       170        937             8
Stonebrook             2000   Homosassa, FL             1987/1997      219       654      1,483         1,322
Sun Valley             1999   Apache Junction, AZ          1984        268       804      5,644            59
Sun Valley             1997   Tarpon Springs, FL           1972        261       783      5,974            87
Sunlake                2000   Grand Island, FL             1980        402     1,712      6,522         1,558
                                                                     -----   -------   --------       -------
                                                                     8,945   $35,979   $144,968       $30,939
                                                                     =====   =======   ========       =======

                                               December 31, 2001
                    --------------------------------------------------------------------------
                                                                   Total Cost
                              Total Cost                             Net of
                            Buildings and           Accumulated   Accumulated
   Property Name      Land   Improvements   Total   Depreciation  Depreciation   Encumbrances
----------------------------------------------------------------------------------------------
Blue Heron Pines    $ 3,169   $ 4,217     $  7,386   $   (223)      $  7,163        $   189
Blue Star               453     1,055        1,508        (92)         1,416             --
Brentwood               446     1,375        1,821        (82)         1,739             --
Brentwood West        1,050    13,535       14,585     (1,793)        12,792          9,713
Caribbean Cove          959     8,446        9,405     (1,096)         8,309          5,253
Casa Commercial         304        20          324         --            324             --
Casa Encanta            283     1,793        2,076         --          2,076             --
Cypress Greens        2,029     1,919        3,948        (86)         3,862             --
Desert Harbor           952     4,597        5,549       (192)         5,357          2,135
Fiesta Village        2,697     4,235        6,932       (173)         6,759          2,895
Forest View           1,320     3,791        5,111       (497)         4,614          2,713
Gulfstream Harbor I   1,512    12,514       14,026     (1,585)        12,441          8,560
Gulfstream Harbor II  1,050     9,576       10,626     (1,237)         9,389          5,641
La Casa Blanca          534     6,183        6,717       (311)         6,406          3,684
La Casa Mini Storage    649       566        1,215        (22)         1,193             --
Lakeshore Villas      2,012     6,234        8,246       (314)         7,932          5,521
Lost Dutchman           777     5,343        6,120       (437)         5,683             --
Mullica Woods           270     3,562        3,832       (511)         3,321          2,454
New Era                 830       156          986         (6)           980             --
Park Royale           1,029     5,898        6,927     (1,007)         5,920          6,156
Pleasant Living         726     5,418        6,144       (845)         5,299          2,961
Rancho Mirage           837    10,042       10,879       (504)        10,375          6,015
Riverside             5,265    10,960       16,225       (385)        15,840          5,195
Royal Palm            1,393     3,083        4,476       (141)         4,335          2,788
Salem Farms              84     1,307        1,391       (192)         1,199             --
Savanna Club          7,829    10,881       18,710       (433)        18,277             --
Serendipity           1,014     7,990        9,004     (1,070)         7,934          6,214
Southern Palms          170       945        1,115        (47)         1,068             --
Stonebrook              854     2,605        3,459       (370)         3,089          1,502
Sun Valley              804     5,731        6,535       (504)         6,031          6,150
Sun Valley              784     6,032        6,816     (1,103)         5,713          5,122
Sunlake               1,732     8,060        9,792       (521)         9,271          3,036
                    -------  --------     --------   --------       --------        -------
                    $43,817  $168,069     $211,886   $(15,779)      $196,107        $93,897
                    =======  ========     ========   ========       ========        =======

                            AMERICAN LAND LEASE, INC.
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
              For the Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)

                                             2001         2000          1999
                                          ---------     ---------     ---------
Real Estate

    Balance at beginning of year          $ 209,056     $ 115,993     $ 101,941

    Additions during the year:

       Real estate acquisitions               1,813        86,953        13,592

       Additions                             13,227        13,553           487

       Dispositions                         (12,210)       (7,443)          (27)
                                          ---------     ---------     ---------

    Balance at end of year                $ 211,886     $ 209,056     $ 115,993
                                          =========     =========     =========

Accumulated Depreciation

    Balance at beginning of year          $ (12,237)    $  (7,248)    $  (3,378)

    Additions during the year:

       Depreciation                          (5,223)       (5,681)       (3,870)

       Dispositions                           1,681           692            --
                                          ---------     ---------     ---------

    Balance at end of year                $  15,779     $ (12,237)    $  (7,248)
                                          =========     =========     =========

EXHIBIT INDEX

Exhibit No.                            Description
-----------                            -----------

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

3.1 Second Amended and Restated Certificate of Incorporation of American Land Lease, Inc. (incorporated herein by reference to Form 10-K).

3.2            Second Amended and Restated By-laws of American Land Lease, Inc.
               (incorporated herein by reference to Form 10-K).

4.1 Waiver regarding stock ownership restrictions between the Registrant and Terry Considine dated August 11, 2000 (incorporated herein by reference to Form 10-K).

4.2 Waiver regarding stock ownership restrictions between the Registrant and Asset Investors Operating Partnership, L.P. dated August 11, 2000 (incorported herein by reference to Form 10-K).

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

21.1           Subsidiaries as of March 27, 2002.

23.1           Consent of Independent Auditors.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMERICAN LAND LEASE, INC.
                                  (Registrant)

Date: March 27, 2002              By   /s/ Terry Considine
                                       -----------------------------------------
                                       Terry Considine
                                       Chairman and Chief Executive Officer


Date: March 27, 2002              By   /s/ Robert G. Blatz
                                       -----------------------------------------
                                       Robert G. Blatz
                                       President and Chief Operating Officer


Date: March 27, 2002              By   /s/ Shannon E. Smith
                                       -----------------------------------------
                                       Shannon E. Smith
                                       Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Name                      Capacity                    Date
              ----                      --------                    ----

/s/ Thomas L. Rhodes                    Director and Vice       March 27, 2002
-----------------------------           Chairman
    Thomas L. Rhodes

/s/ Bruce D. Benson                     Director                March 27, 2002
-----------------------------
    Bruce D. Benson

/s/ Bruce E. Moore                       Director               March 27, 2002
-----------------------------
   Bruce E. Moore

/s/ Todd W. Sheets                      Director                March 27, 2002
-----------------------------
   Todd W. Sheets