Form 10-Q
period 2002-03-31
AMERICAN LAND LEASE INC
filed 2002-05-15
CIK 804138

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9360

AMERICAN LAND LEASE, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-1500244
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

29399 U.S. Hwy 19, North Suite 320	33761
Clearwater, Florida	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code (727) 726-8868

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

As of May 4, 2002, 6,793,765 shares of common stock were outstanding.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

1

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Real estate, net of accumulated depreciation of $16,135 and $15,537, respectively	$198,211	$195,981
Cash and cash equivalents	2,657	607
Inventory	9,373	9,577
Other assets, net	10,823	10,426

Total Assets	$221,064	$216,591

LIABILITIES
Secured long-term notes payable	$95,128	$93,897
Secured short-term financing	15,135	13,251
Accounts payable and accrued liabilities	6,372	4,710

Total Liabilities	116,635	111,858

MINORITY INTEREST IN OPERATING PARTNERSHIP	14,024	14,071
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 12,000 shares authorized; 8,504 and 8,482 shares issued; and 6,794 and 6,772 shares outstanding (excluding treasury stock), respectively	85	85
Additional paid-in capital	279,213	278,919
Notes receivable on common stock purchases	(1,302)	(1,315)
Deferred compensation on restricted stock	(541)	(278)
Dividends in excess of accumulated earnings	(160,665)	(160,364)
Treasury stock, 1,710 and 1,710 shares, at cost, respectively	(26,385)	(26,385)

	90,405	90,662

Total Liabilities and Stockholders’ Equity	$221,064	$216,591

See Notes to Condensed Consolidated Financial Statements.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2002	2001
Rental property operations
Rental and other property revenues	$6,001	$6,107
Property operating expenses	(2,332)	(2,415)
Depreciation	(641)	(1,609)

Income from rental property operations	3,028	2,083

Sales operations
Home sales revenues	4,195	3,035
Cost of home sales	(3,292)	(2,440)
Brokered sales, net	69	65
Selling and marketing expenses	(1,234)	(883)

Loss from sales operations	(262)	(223)

General and administrative expenses	(467)	(464)
Interest and other income	350	359
Interest expense	(1,088)	(975)
Gain on sale of real estate	—	3,977

Income before minority interest in Operating Partnership	1,561	4,757
Minority interest in Operating Partnership	(200)	(605)

Net income	$1,361	$4,152

Basic and diluted earnings per share	$.20	$.58

Weighted average common shares outstanding	6,656	7,181

Weighted average common shares and common share equivalents outstanding	6,728	7,192

Dividends paid per share	$0.25	$0.25

See Notes to Condensed Consolidated Financial Statements.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,361	$4,152
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	653	1,667
Amortization of discount on secured long-term notes payable	36	66
Amortization of deferred compensation	31	—
Minority interest in Operating Partnership	200	605
Gain on sale of real estate	—	(3,977)
Decrease (increase) in operating assets and liabilities	1,379	(1,796)

Net cash provided by operating activities	3,660	717

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	—	14,546
Capital replacements and improvements	(1,850)	(1,635)
Capitalized Interest	(872)	(721)
Notes receivable advances	(45)	—
Collection of notes receivable	70	75
Principal collection and indemnifications on CMBS bonds	117	1,191

Net cash (used in) provided by investing activities	(2,580)	13,456

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (principal payments on) secured short-term financing	1,778	(7,867)
Proceeds from secured long-term notes payable	1,800	11,578
Principal payments on secured long-term notes payable	(605)	(10,071)
Payment of loan costs	(107)	(306)
Collections of escrowed funds	—	649
Repurchase of common stock	—	(465)
Collections of notes receivable on common stock purchases	13	7
Payment of common stock dividends	(1,662)	(1,820)
Payment of distributions to minority interest in Operating Partnership	(247)	(261)

Net cash provided by (used in) financing activities	970	(8,556)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,050	5,617
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	607	1,217

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,657	$6,834

See Notes to Condensed Consolidated Financial Statements.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.    The Company

American Land Lease, Inc. (“ANL” and, together with its subsidiaries, the “Company”) formerly Asset Investors Corporation (“AIC”) is a Delaware corporation that owns and operates manufactured home communities and has elected to be taxed as a real estate investment trust (“REIT”). ANL’s common stock, par value $.01 per share (“common stock”), is listed on the New York Stock Exchange under the symbol “ANL.” In May 1997, ANL contributed its net assets to Asset Investors Operating Partnership, L.P. (the “Operating Partnership”) in exchange for the sole general partner interest in the Operating Partnership and substantially all of Operating Partnership’s initial capital.

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The Operating Partnership records the issuance of OP Units and the assets acquired in purchase transactions based on the market price of the Company’s common stock at the date of the execution of the purchase contract. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of common stock. After holding the OP Units for one year the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of common stock in lieu of cash. At March 31, 2002, the Operating Partnership had 988,000 OP units outstanding, excluding those owned by ANL. ANL owned 87% of the Operating Partnership as of March 31, 2002. The Company’s principal markets are currently concentrated in Florida and Arizona. As of March 31, 2002, based on total home sites, 73% of our portfolio of manufactured home communities are located in Florida and 26% are located in Arizona.

B.    Presentation of Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the statements and notes thereto included on Form 10-K.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Rental Properties and Depreciation

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of March 31, 2002, management believes that no impairments exist based on periodic reviews. No impairment losses were recognized for the three months ended March 31, 2002 and 2001.

In 2001, the Company completed a comprehensive review of its real estate related depreciation including a property by property analysis accounting for 30% of the Company’s capitalized real estate costs. As a result of this review, the Company changed its estimate of the remaining useful lives for its land improvements and buildings. Prior to October 1, 2001, depreciation was computed using the straight-line method over an estimated useful life of 25 years for land improvements and buildings and 5 years for furniture and other equipment. Effective October 1, 2001, depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 30 to 45 years for buildings and 5 years for furniture and other equipment.

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

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s non-agency mortgage backed securities bonds (“MBS”) and commercial mortgage backed securities bonds (“CMBS”) were acquired at a significant discount to par value. The amortized cost of the non-agency MBS and CMBS bonds was equal to the outstanding principal amount net of unamortized discount and allowances for credit losses. Earnings from non-agency MBS and CMBS bonds are recognized based upon the relationship of cash flows received during the period and estimates of future cash flows to be received over the life of the bonds. The Company classifies its non-agency MBS and CMBS bonds as available-for-sale, carried at fair value in the financial statements. The Company generally estimates fair value of the non-agency MBS and CMBS bonds based on the present value of future expected cash flows of the bonds. The fair value of the non-agency MBS and CMBS bonds, based on the underlying assets that secure the bonds, are estimated using our best estimate of the future cash flows, capitalization rates and discount rates commensurate with the risks involved.

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

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. For the three month periods ended March 31, 2002 and 2001, advertising expenses were $285,000 and $192,000, respectively.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

The Company has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income it distributes currently to its stockholders. If the company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state, and local income taxes.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for U.S. Federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties, among other things.

At March 31, 2002, the Company’s NOL carryover was approximately $65,000,000 for the parent REIT entity and $1,385,000 for the Company’s consolidated taxable REIT subsidiaries. The REIT’s NOL carryover may be used to offset all or a portion of the Company’s REIT taxable income, and as a result, to reduce the amount that the Company is required to distribute to stockholders to maintain its status as a REIT. It does not, however, affect the tax treatment to shareholders of any distributions that the Company does make. The REIT’s and the consolidated taxable REIT subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2021, respectively.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of Common Stock outstanding during each year. Diluted earnings per share for the three months ended March 31, 2002 and 2001 reflect the effect of dilutive, unexercised stock options of 72,000 and 10,000, respectively, without regard to vesting restrictions on options issued. Stock options and shares issued for non-recourse notes receivable of 313,000 and 580,000 for the three month periods ended March 31, 2002 and 2001, have been excluded from diluted earnings per share as their effect would be anti-dilutive.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Total compensation expense charged to income related to restricted share awards was $31,000 and $0 for the three months ended March 31, 2002 and 2001, respectively.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Interest

Interest is capitalized on sites under development during periods of construction or development. During the three months ended March 31, 2002 and 2001, capitalized interest was approximately $872,000 and $721,000, respectively.

Treasury Stock

The timing of stock purchases is at the discretion of management. During the three months ended March 31, 2002 and 2001, the Company repurchased 0 and 41,000 shares of common stock, respectively, at a weighted average stock price of $0 and $11.29 per share, respectively.

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

Reclassifications

Certain reclassifications have been made in the 2001 consolidated financial statements to conform to the classifications used in the current period. Such reclassifications have no material effect on the amounts as originally presented.

D.    Real Estate

Real estate at March 31, 2002 and December 31, 2001 is as follows (in thousands):

	2002	2001
Land	$43,612	$43,818
Land improvements and buildings	170,734	167,700

	214,346	211,518
Less accumulated depreciation	(16,135)	(15,537)

Real estate, net	$198,211	$195,981

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities. We continue to develop our 1,543 undeveloped home sites.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s real estate investment consists of buildings and land improvements. Buildings consist primarily of the clubhouses at its manufactured housing communities maintained as an amenity for tenant use. The Company increased its estimate of the remaining useful life for buildings from 25 years to the range of 30 to 45 years. A majority of the Company’s investment in land improvements consists of long-lived assets such as lateral infrastructure at its manufactured housing communities including sanitary sewer and storm water collection systems, potable water supply systems, roads and walkways. The balance of land improvements consists of assets with shorter lives such as fencing, swimming pools, spas, shuffleboard courts, tennis courts and other tenant amenities. The Company changed its estimate for land improvements components from 25 years to the range of 5 to 75 years. The Company believes these changes reflect the remaining useful life of the assets. The Company continues to depreciate furniture and other equipment over a 5 year period.

During the three month period ended March 31, 2001, the Company sold three properties containing 604 operational home sites to unrelated third parties. Cash proceeds of approximately $14,546,000 were used to repay all of the Company’s short-term indebtedness then outstanding and a portion of the Company’s outstanding indebtedness. The Company recognized a gain of approximately $3,977,000 on the disposition of these properties, each of which were sold at a gain.

E.    Home Sales Business

The Company owns an inventory of developed vacant sites within our portfolio of manufactured housing communities. In addition, the Company owns undeveloped land that is contiguous to existing occupied communities. The Company’s home sales subsidiary is the vehicle used to facilitate the conversion of this inventory of unleased land into leased sites with long-term cash flows thereby increasing the value of our portfolio. For the three month period ended March 31, 2002, the Company’s home sales business resulted in an additional 58 new home sites being leased across the total portfolio compared to 38 during the three month period ended March 31, 2001, a 53% increase.

We reported a loss of $262,000 for the three month period ended March 31, 2002 compared to a loss of $223,000 for the three month period ended March 31, 2001, as determined in accordance with generally accepted accounting principles. We evaluate our home sales activity on the same return on investment basis we use for acquiring stabilized communities. The leases facilitated by the home sales subsidiary during the three months ended March 31, 2002 are estimated to result in a first year return on investment of 11.4%, as shown below based upon unaudited pro forma information:

Sites Leased		58

Estimated first year annualized profit on leases originated during 2002(1)	A	$172,000

Development costs of sites leased		$1,246,000
Home sales loss attributable to sites leased		262,000

Total costs incurred to originate ground leases	B	$1,508,000

Estimated first year annualized return on investment	A/B	11.4%

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

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

F.    Secured Long-Term Notes Payable

	March 31, 2002	December 31, 2001
Fixed rate, ranging from 6.5% to 8.75%, fully amortizing, non-recourse notes maturing at various dates from 2018 through 2020	$79,686	$80,257
Fixed rate, ranging from 7.4% to 8.2%, partially amortizing, non-recourse notes maturing at various dates from 2007 through 2011	11,471	11,505
Variable rate, at LIBOR plus 300 basis points with a 6.5% floor, non-recourse note maturing in 2007	1,800	—
Recourse fully-amortizing note discounted at 7.0%, maturing in June 2002	2,171	2,135

	$95,128	$93,897

G.    Secured Short-Term Financing

The Company has a revolving line of credit with a bank with a total commitment of $9,680,000 that bears interest at the bank’s “Reference Rate” (4.75% at March 31, 2002). The line of credit is secured by real property and improvements located in St. Lucie County, Florida and Maricopa County, Arizona with a net book value of $26,299,000 and matures in May 2002. At March 31, 2002, $8,944,000 was outstanding and $736,000 was available under the revolving line of credit.

The Company has a floor plan line of credit with a finance company with a total commitment of $7,000,000 that bears interest at the lender’s prime rate plus amounts ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. On March 1, 2002, the floor plan lender notified the Company of its election to exit the floor plan lending business nationwide. Our obligations existing as of April 1, 2002 will mature the earlier of the date the home sells or April 2003. The floor plan line of credit is secured by inventory located in the Company’s manufactured housing communities with a net book value of approximately $9,111,150. At March 31, 2002, $6,088,000 was outstanding under the credit facility.

The Company has a capital lease obligation with regard to golf equipment at one of its Florida communities. The outstanding balance as of March 31, 2002 was $103,000.

On March 20, 2002, the Company closed a floor plan line of credit with a new floor plan lender providing a credit facility of $8,500,000 with a variable interest rate linked to the prime rate and spreads varying from 1% to 1.75%, depending on the manufacturer and age of the inventory. Individual advances mature as early as 360 days to no stated maturity, based upon the manufacturer. As of March 31, 2002, no advances were outstanding under this facility.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company enters into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of manufactured housing communities. The remaining unpaid balance of these contracts at March 31, 2002 is approximately $1,764,000.

The Company has agreed to invest up to an additional $680,000 in a real estate joint venture in four equal, annual installments of $170,000 of which no payments have been disbursed as of March 31, 2002.

On March 25, 2002, the Company entered into an agreement with the former owner of a property to liquidate the balance due under seller financing originated when the Company acquired the property. The terms of the agreement provide for the payment of $975,000 on or before June 14, 2002.

In connection with the acquisition of a manufactured home community, the Company entered into an earn-out agreement with respect to 142 unoccupied home sites. The Company advances an additional $17,000 pursuant to the earn-out agreement for each newly occupied homesite either in the form of cash or 946 OP Units, as determined by the borrower. During each of the three months ended March 31, 2002 and 2001, the Company advanced $33,000 and $66,000 in cash for newly occupied home sites, respectively. At March 31, 2002, there were 92 unoccupied home sites remaining subject to the earn-out.

I.    Operating Segments

Investments in manufactured home communities constitute substantially all of the Company’s portfolio, and as such, management of the Company assesses the performance of the Company as one operating segment.

J.    Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each type of financial instrument. The estimates of fair value have been determined by the Company using available market information and valuation methodologies.

•	Cash and cash equivalents, accounts payable and accrued liabilities, and secured short-term financing—the carrying amounts approximate fair value because of the short maturity of these instruments.

•
Non agency MBS and CMBS Bonds—the carrying amount of non-agency MBS and CMBS bonds included in other assets in the balance sheet approximate those assets’ fair values. The Company generally estimates fair value of the non-agency MBS and CMBS bonds based on the

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

underlying assets that secure the bonds, and using managements’ best estimate of the present value of future cash flows.

•	Secured long-term notes payable—based upon borrowing rates currently available to the Company, the carrying value of secured long-term notes payable approximates their fair value.

K.    Common Stock and Dividends

Officer Stock Loans and Restricted Stock

The Company has provided loans to three of its executive officers in an amount equal to the total cash required to effect the exercise of certain options granted. These loans have a 10 year maturity and are partially recourse to the executive officer, bear interest at 7.5% and are secured by the stock acquired with the proceeds from the loan. As of March 31, 2002, the total balance outstanding on loans made to officers secured by Company stock was $1,302,000 and principal and interest payments made on these obligations during the three months ended March 31, 2002 and 2001 were $41,000 and $30,000, respectively.

In February 2002, the Company issued approximately 22,000 restricted shares of common stock to certain executive officers and management. The restricted stock was issued at the fair value of the common stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and shall be subject to a risk of forfeiture within the vesting periods of four years. The fair value of the restricted stock of $294,000 will be amortized as compensation expense over the vesting period.

In February 2001, the Company issued approximately 30,000 restricted shares of common stock to certain executive officers. The restricted stock was issued at the fair value of the common stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and shall be subject to a risk of forfeiture within the vesting periods of 3 to 5 years. The fair value of the restricted stock of $300,000 will be amortized to compensation expense over the vesting period.

Dividends

During the three month periods ended March 31, 2002 and 2001, the Company paid $0.25 per share dividends on Common Stock totaling $1,662,000 and $1,820,000, respectively.

L.    Certain Relationships and Related Transactions

During the three months ended March 31, 2002 and 2001, Brandywine Financial Services Corporation, an affiliate of Brandywine, provided back office support to both our communities and our corporate office located in Florida. Mr. Moore, a director of the Company, owns 50% of Brandywine Financial Services as of March 31, 2002. Brandywine Financial Services received fees of $56,000 and $90,000, respectively, for services provided during the three months period ended March 31, 2002 and 2001, respectively. Pursuant to the Company’s consolidation of its offices from Chadds Ford, Pennsylvania and Denver, Colorado to Clearwater, Florida, these functions are now performed out of the Clearwater office. Effective March 31, 2002, Brandywine services to the Company were terminated.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

M.    Recent Accounting Developments

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141, Business Combinations (“SFAS 141”) and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires the Company to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The Company does not anticipate that the adoption of SFAS 141 will have a material effect on its financial position or results of operations. SFAS 142 eliminates amortization of goodwill and indefinite lived intangible assets and requires the Company to perform impairment tests at least annually on all goodwill and other indefinite lived intangible assets. The requirements of SFAS 142 are effective for the Company beginning January 1, 2002. The Company does not anticipate that the adoption of SFAS 141 or SFAS 142 will have a material effect on its financial position or results of operations.

In October 2001, FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 establishes criteria beyond that previously specified in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS 121”), to determine when a long-lived asset is classified as held for sale and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 is effective for the Company beginning January 1, 2002. The adoption of SFAS 144 will cause the Company to report assets held for sale (as defined by SFAS 144) and assets sold after adoption as discontinued operations, if material. The results of discontinued operations, less applicable income taxes, will be a separate component of income on the income statement.

In April 2002, FASB issued Statement of Financial Accounting Standard No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). The portion of SFAS 145 applicable to the Company is the rescission of Statement of Financial Accounting Standard No. 4 (“SFAS 4”), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Accounting Principles Board Opinion 30 will now be used to classify those gains and losses as a part of recurring operations or as extraordinary items. Statement of Financial Accounting Standard No. 64 amended SFAS 4, and is no longer necessary because SFAS 4 has been rescinded. Statement of Financial Standard No. 44 and the amended sections of Statement of Financial Accounting Standard No. 13 are not applicable to the Company and therefore have no effect on the Company’s financial statements. The adoption of SFAS 145 will not have a material effect on the Company as the gains and losses on the extinguishment of debt are generally not material to the Company’s financial statements. The Statement (rescission, amendments and technical corrections) is effective for financial statements issued after May 15, 2002.

N.    Subsequent Events

On May 3, 2002, the Board of Directors declared a quarterly cash dividend of $0.25 per common share for the quarter ended March 31, 2002, payable on June 13, 2002, to shareholders of record on May 28, 2002.

On May 3, 2002, the Company filed a registration statement with the Securities and Exchange Commission relating to a dividend reinvestment and stock purchase plan (DRIP) pursuant to which it will allow stockholders of the Company to reinvest dividends paid on shares of Company common stock and make optional cash investments in additional shares of Company common stock.

On May 15, 2002, the lender under the Company’s line of credit issued a commitment to renew the credit facility with terms that provide for a lending commitment of $17,000,000, secured by certain real estate assets, bearing interest at the bank’s reference rate. The facility matures on May 14, 2003.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this report and our other filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as well as information communicated orally or in writing between the dates of these SEC filings, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include projections relating to our cash flow, dividends, anticipated returns on real estate investments and opportunities to acquire additional communities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of home sites; competition; the availability of real estate assets at prices which meet our investment criteria; our ability to reduce expense levels, implement rent increases, use leverage and other risks set forth in our SEC filings.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. The Company believes that of its significant accounting policies (see Note C to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of our real estate investments. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of manufactured housing properties or a reduction in the demand for our manufactured housing properties; and competition from other available housing sources including multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Company’s real estate.

Rental Property Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 30 to 45 years for buildings and 5 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of the properties.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required.

Legal Contingencies

The Company is currently involved in certain legal proceedings. The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions and the effectiveness of strategies, related to these proceedings. The amount of loss contingencies involving litigation, for which a loss is probable and such loss can be reasonably estimated, is determined through consultation with legal counsel representing the Company. The Company’s evaluation of loss contingencies arising from litigation, claims and assessments, considers unasserted claims and associated estimates of loss, if any, are provided to the extent probable and reasonably estimable.

Portfolio Summary

	Operational Home sites	Developed Home sites	Undeveloped Home sites	RV Sites	Total
As of December 31, 2001	5,855	1,065	1,896	129	8,945
Properties developed	—	353	(353)	—	—
New leases originated	58	(58)	—	—	—

As of March 31, 2002	5,913	1,360	1,543	129	8,945

Operating Strategy

We measure our economic profitability based on Funds From Operations or “FFO,” less an annual capital replacement reserve of at least $100 per developed home site. This reserve and its increase from prior reporting periods is management’s estimate based on its experience in owning, operating and managing manufactured home communities. We believe that the presentation of FFO, when considered with the financial data determined in accordance with generally accepted accounting principles, provides a useful measure of our performance.

FFO is defined by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO based upon the NAREIT definition, as further adjusted for minority interest in the Operating Partnership. There can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.

For the three months ended March 31, 2002 and 2001, our FFO was (in thousands):

	Three Months Ended March 31,
	2002	2001
Income before minority interest in Operating Partnership	$1,561	$4,757
Real estate depreciation	641	1,609
Gain on sale of real estate	—	(3,977)

Funds From Operations (FFO)	$2,202	$2,389

Weighted average common shares and OP Units outstanding	7,716	8,236

For the three months ended March 31, 2002 and 2001, net cash flows were as follows (in thousands)

	Three Months Ended March 31,
	2002	2001
Cash provided by operating activities	$3,660	$717
Cash (used in) provided by investing activities	(2,580)	13,456
Cash provided by (used in) financing activities	970	(8,556)

RESULTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 2002

Comparison of Three Months Ended March 31, 2002 to Three Months Ended March 31, 2001

Rental Property Operations

Rental and other property revenues from our owned properties totaled $6,001,000 for the three months ended March 31, 2002 compared to $6,107,000 for the three months ended March 31, 2001, a decrease of $106,000 or 1.7%. The decrease was primarily a result of the sale of three properties in the first quarter of 2001, offset by rental increases at our communities and the origination of leases of new home sites at our development properties.

Property operating expenses from our owned properties totaled $2,332,000 for the three months ended March 31, 2002 compared to $2,415,000 for the same period in 2001, a decrease of $83,000. The decrease is primarily attributable to the sale of three properties in the first quarter of 2001, offset by increases in property and casualty insurance and operating expenses.

The Company owned a leasehold interest in two of the properties sold in 2001. These two properties reflected lower operating margins as compared to properties owned in fee simple since lease payments were included as property operating expenses. The sale of these properties and savings in property management overhead served to improve operating margins in 2002 compared to 2001.

Depreciation expense was $641,000 during the three months ended March 31, 2002 compared to $1,609,000 during the same period in 2001. The reduction was a result of the change in estimate for useful lives made in the fourth quarter of 2001 and the sale of three properties in the first quarter of 2001 offset by increases in depreciable property attributable to the continued development of undeveloped home sites in our portfolio.

Same store revenues for the three months ended March 31, 2002, increased by 8.0% from the three months ended March 31, 2001. Expenses related to those revenues increased 8.3% over that same period. Same store net operating income increased 7.8% for the three months ended March 31, 2002 compared to the results of operations for the three month period ended March 31, 2001. Our same store base included 98% of our portfolio as measured in total home sites.

Sales Operations

Revenues for the sales operations totaled $4,195,000 for the three months ended March 31, 2002 as compared to $3,035,000 for the three months ended March 31, 2001, with the increase driven by higher unit volumes in new home sales. Units sold increased from 38 for the three months ended March 31, 2001 to 58 units for the three month period ended March 31, 2002. The average selling price of homes closed was $72,000 for both the three months ended March 31, 2002 and 2001. Total cost of sales for the three months ended March 31, 2002 was $3,292,000 compared to $2,440,000 the three months ended March 31, 2001. Resulting margin increases are attributable to product mix and greater quantities of homes closed under presold contracts. Selling and marketing expenses in the 2002 period increased $351,000 from the 2001 period primarily as a result of increased commissions associated with increased unit volume of home sales, increased advertising for newly constructed subdivisions within existing communities and increased staff levels and an expanded home sales operation serving one community in advance of contracts closing for a new subdivision within the community.

General and Administrative Expenses

During the three months ended March 31, 2002 and 2001, general and administrative expenses were $467,000 and $464,000 respectively. The increase is as a result of increases in deferred compensation on restricted stock awards partially offset by a reduction in salaries paid and travel expenses.

Interest and Other Income

During the three months ended March 31, 2002 and 2001, interest and other income were $350,000 and $359,000 respectively. The decrease in income is related to a decrease in certain earning assets, and a reduction in interest earned with respect to CMBS bonds, offset by an increase in interest rate on a note receivable.

Interest Expense

During the three months ended March 31, 2002 and 2001, interest expense was $1,088,000 and $975,000, respectively. The increase is primarily a result of new debt secured on existing owned properties, resizing of existing debt completed the latter part of the first quarter in 2001, development expenditures made in advance of home sales and a new floor plan facility on home sales inventory, all offset by scheduled amortization of existing long term debt and lower interest rates on short-term debt.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, we had cash and cash equivalents of $2,657,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of or additional investments in properties, and payments of dividends to stockholders. The Company expects to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. At March 31, 2002, the available credit under our secured short-term credit facilities totaled $9,236,000. On May 15, 2002, we renewed our secured short-term credit facility with a bank that included an increase of $7,320,000 in available credit. In the event that there is an economic downturn and the cash provided by operating activities is no longer adequate and if access to short term borrowings sources becomes restricted, the Company will be required to reduce or eliminate expenditures for the continued development of its communities and/or reduce its dividend.

Operating Activities

Our net cash provided by operating activities was $3.7 million during the three months ended March 31, 2002 compared to $0.7 million during the same period in 2001. The $3.0 million increase was primarily the result of:

•	an increase of $3.2 million in cash from operating assets and liabilities,

•	offset by a $0.2 million decrease in earnings before depreciation, amortization, minority interest, and gain on sale of real estate.

Investing Activities

During the three months ended March 31, 2002, the net cash used in investing activities was $2.6 million, compared with net cash provided of $13.5 million during the same period in 2001. The $16.1 million decrease is primarily due to:

•	greater expenditures in the three month period ended March 31, 2002 for capital replacements and improvements of $0.4 million as a result of the continued development of unleased sites,

•	decreased collections totaling $1.1 million for the three month period ended March 31, 2002 on CMBS bonds, and

•	a decrease of $14.6 million related to the sale of real estate in 2001 that did not recur in 2002,

Financing Activities

Net cash provided by financing activities was $1.0 million for the three month period ended March 31, 2002 compared with the same period in 2001 in which $8.6 million was used by financing activities. The $9.6 million increase is primarily related to:

•	increase in net proceeds from secured short-term financing of $9.6 million in the 2002 period,

•	lower principal payments on long-term notes payable totaling $9.5 million,

•	a decrease of $0.5 million for the repurchase of common stock in the 2001 period which did not occur during 2002,

•	a decrease in loan costs paid of $0.2 million as compared to the 2001 period,

•	a decrease in dividends paid in the 2002 period over the prior period of $0.2 million due to the repurchase of company stock in the first quarter 2001, and

These increases are offset by:

•	a decrease in proceeds of $9.8 million from the issuance of long-term notes payable, and

•	collection of $0.6 million of escrow funds in 2001 which did not recur during 2002.

We expect to meet our liquidity requirements in excess of 12 months through a variety of sources including cash generated by operations, long-term and short-term secured borrowings, and the issuance of equity securities.

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

Dividends and Distributions

The Company’s dividend is set quarterly and subject to change or elimination at any time.

The Company’s primary objective is to maximize long-term returns on investment for shareholders.

While dividend policy is considered within the context of this objective, maintenance of past dividend levels is not a primary investment objective of the Company and is subject to numerous factors including the Company’s profitability, capital expenditure plans, obligations related to principal payments and capitalized interest, and the availability of debt and equity capital at terms deemed attractive by the Company to finance these expenditures. The Company’s NOL may be used to offset all or a portion of our REIT taxable income, which may allow us to reduce or eliminate our dividends paid and still maintain our REIT status.

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

We have $79.7 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have a $2 million, recourse note issued at a discount of 7.0% and due in 2002. We have refunding and repricing risks with respect to this note.

We have $11.5 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have a $1.8 million, non-recourse, secured long-term note payable. This is a variable rate loan at 30 Day LIBOR plus 3%, with a floor of 6.5%. If the lender’s LIBOR rate increased immediately by 1%, then our annual net income and cash flows would decrease by $18,000 due to an increase in interest expense on this line of credit, based on the outstanding balance of March 31, 2002.

We have a recourse, secured line of credit that bears interest at the Bank’s “Reference Rate”. As of March 31, 2002, the outstanding balance was $8.9 million. If the Bank’s “Reference Rate” increased immediately by 1%, then our annual net income and cash flows would decrease by $89,000 due to an increase in interest expense on this line of credit, based on the outstanding balance at March 31, 2002. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

We have a recourse, secured floor plan facility that bears interest at the lender’s prime rate plus amounts ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. If the lender’s prime rate increased immediately by 1%, then our annual net income and cash flows would decrease by 61,000 due to an increase in interest expense on this line of credit, based on the outstanding balance at March 31, 2002. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

PART II

OTHER INFORMATION

EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

Exhibit No.	Description

2.1
Second Amended and Restated Agreement and Plan of Merger, dated as of June 2, 2000, by and between the Registrant and Commercial Assets, Inc. (incorporated herein by reference to Annex A to the Registrant’s Joint Proxy Statement/Prospectus dated June 13, 2000, Commission File No. 1-9360, filed on June 13, 2000).

2.2
Assignment of Agreement of Sale dated as of June 1, 1998, between Community Acquisition Joint Venture and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 2.6(b) to the Registrant’s Current Report on Form 8-K dated May 29, 1998, Commission File No. 1-9360, filed on June 12, 1998).

2.3
Contribution Agreement dated effective as of January 1, 2000, by and among Asset Investors Operating Partnership, L.P., CADC Holding L.L.C. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.8 to the Registrant’s Current Report on Form 8-K dated January 31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

2.4
Purchase and Sale Agreement dated effective as of January 1, 2000, by and between Asset Investors Operating Partnership, L.P. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.8(a) to the Registrant’s Current Report on Form 8-K dated January 31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

2.5
Purchase and Sale Agreement dated effective as of January 1, 2000, by and between Prime Forest Partners and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.8(b) to the Registrant’s Current Report on Form 8-K dated January 31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

2.6
Purchase and Sale Agreement dated effective as of January 1, 2000, by and between Asset Investors Operating Partnership, L.P. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.8(c) to the Registrant’s Current Report on Form 8-K dated January 31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

2.7
Asset Purchase Agreement dated effective as of January 1, 2000, by and between AIC Homesales Corp. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.8(d) to the Registrant’s Current Report on Form 8-K dated January 31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

Exhibit No.		Description

2.8
Acquisition Agreement, dated effective as of January 1, 2000, by and among AIC Community Management Holding Corp., AIC Management Holdings, LLC and Community Management Investors Corporation (incorporated herein by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K dated January 19, 2000, Commission File No. 1-9360, filed on January 31, 2000).

2.9
Promissory Note, dated January 1, 2000, by and among AIC Community Management Holding, LLC, Manufactured Housing Corp. and Community Management Investors Corporation (incorporated herein by reference to Exhibit 10.1(a) to the Registrant’s Current Report on Form 8-K dated January 19, 2000, Commission File No. 1-9360, filed on January 31, 2000).

3.1		Second Amended and Restated Certificate of Incorporation of American Land Lease, Inc. (incorporated herein by reference to 10-K)

3.2		Second Amended and Restated By-laws of American Land Lease, Inc.(incorporated herein by reference to 10-K).

4.1		Waiver regarding stock ownership restrictions between the Registrant and Terry Considine dated August 11, 2000 (incorporated herein by reference to Form 10-K).

4.2		Waiver regarding stock ownership restrictions between the Registrant and Asset Investors Operating Partnership, L.P. dated August 11, 2000 (incorporated herein by reference to Form 10-K).

10.1	*
Form of Indemnification Agreement between the Registrant and each Director of the Registrant (incorporated herein by reference to Appendix A to the Proxy Statement of the Registrant, Commission File No. 1-9360, dated May 18, 1987).

10.2	*
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

Exhibit No.	Description

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

10.8
Trust Agreement, dated as of November 3, 1997, between CAX DTR Securitization Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.9 to Commercial Assets, Inc.’s Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-2262, filed on November 14, 1997).

10.9
Note Purchase Agreement, dated as of November 3, 1997, among Structure Mortgage Trust 1997-2, CAX DTR Securitization Corp., and Painewebber Incorporated Company (incorporated herein by reference to Exhibit 10.9(a) to Commercial Assets, Inc.’s Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-2262, filed on November 14, 1997).

10.10
Trust Indenture and Security Agreement, dated as of November 3, 1997, between Structured Mortgage Trust 1997-2 and LaSalle National Bank, as Indenture Trustee Company (incorporated herein by reference to Exhibit 10.9(b) to Commercial Assets, Inc.’s Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-2262, filed on November 14, 1997).

10.11
Contribution Agreement, dated as of November 3, 1997, between Commercial Assets, Inc. and CAX DTR Securitization Corp. Company (incorporated herein by reference to Exhibit 10.9(c) to Commercial Assets, Inc.’s Current Report on Form 8-K dated November 3, 1997. Commission File No. 1-2262, filed on November 14, 1997).

10.12
Securitization Cooperation Agreement, dated as of November 3, 1997, among CAX DTR Securitization Corp., Commercial Assets, Inc., 1997-2, and Painewebber Incorporated Company (incorporated herein by reference to Exhibit 10.9 to Commercial Assets, Inc.’s dated November 3, 1997, Commission File No. 1-2262, filed on November 3, 1997, Commission File No. 1-2262, filed on November 14, 1997).

10.13
Securities Purchase Agreement, dated as of March 26, 1998, between Registrant and Westrec Marina Management, Inc. (incorporated herein by reference to Exhibit 10.1 to Commercial Assets, Inc.’s Quarterly Report on Form 10-Q dated March 31, 1998, Commission File No. 1-2262, filed on May 14, 1998).

10.14
Put and Call Agreement dated as of November 30, 1998, between the Registrant and Westrec Marina Management, Inc. and Michael M. Sachs (incorporated herein by reference to Exhibit 10.10(a) to Commercial Assets, Inc.’s Annual Report on Form 10-K dated December 31, 1998, Commission File No. I-2262, filed on March 25, 1999).

Exhibit No.	Description

10.15
Secured Promissory Note dated as of November 30, 1998, between the Registrant and Michael M. Sachs (incorporated herein by reference to Exhibit 10.10 (a) to Commercial Assets, Inc.’s Annual Report on Form 10-K dated December 31, 1998, Commission File No. 1-2262, filed on March 25, 1999).

10.16
Secured Promissory Note dated September 13, 1999 between Robert G. Blatz and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K dated December 31, 1999, Commission File No. 1-2262, filed on March 28, 2000).

10.18
Assignment of Agreement dated May 6, 1999, between Community Acquisition & Development Corp. and CAX Rancho Mirage, L.L.C. (incorporated herein by reference to Exhibit 10.13 (a) to the Registrant’s Current Report on Form 8-K dated May 7, 1999, Commission File No. 1-2262, filed on May 18, 1999).

10.19
Agreement of Sale dated May 6, 1999, between five Whites, L.L.C. and Community Acquisition Development Corporation (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K dated June 30, 1999, Commission file No. 1-2262, filed on July 14, 1999).

10.20
Agreement of Sale dated May 6, 1999, between White Gregg, L.L.C. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K dated June 30, 1999, Commission file No. 1-2262, filed on July 14, 1999).

10.21
Assignment of Agreement of Sale dated June 28, 1999, between Community Acquisition and Development Corporation and CAX La Casa Blanca, L.L.C. (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K dated June 30, 1999, Commission File No. 1-2262, filed on July 14, 1999).

10.22
Assignment of Agreement of Sale dated June 28, 1999, between Community Acquisition and Development Corporation and CAX La Casa Blanca East, L.L.C. (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K dated June 30, 1999, Commission File No. 1-2262, filed on July 14, 1999).

10.23
Promissory Note dated June 30, 1999 between CAX La Casa Blanca East, L.L.C. and White Gregg, L.L.C. (incorporated herein by reference to Exhibit 10.14 to Commercial Assets, Inc.’s Current Report on Form 8-K dated June 30, 1999, Commission File No. 1-2262, filed on July 14, 1999).

10.24
Receipt, Release and Settlement Agreement, dated as of August 13, 1999, between the Registrant, Casa Encanta MHP, L.L.C., Southern Palms MHP, L.L.C., Norman Andrus, and the Norman Andrus Irrevocable Trust (incorporated herein by reference to Exhibit 10.11(b) to the Registrant’s Current Report on Form 8-K dated August 13, 1999, Commission File No. 1-2262, filed on August 30, 1999).

10.25
Form of Assignment and Assumption of Membership Interest (incorporated herein by reference to Exhibit 10.11 © to the Registrant’s Current Report on Form 8-K dated August 13, 1999, Commission File No. 1-2262, filed on August 30, 1999).

Exhibit No.	Description

10.26
Secured Promissory Note dated April 18, 2000 between Joseph Gaynor and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2001, Commission File No. 1-9360, filed on May 15, 2001).

10.27
Secured Promissory Note dated January 2, 2001 between Shannon E. Smith and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2001, Commission File No. I-9360, filed on May 15, 2001).

21.1	List of Subsidiaries (incorporated herein by reference to Form 10-K dated December 31, 2001).

*	Management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K:

The following Current Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LAND LEASE INC. (Registrant)

By:	/S/ SHANNON E. SMITH
Shannon E. Smith Chief Financial Officer

Date: May 15, 2002