Form 10-Q
period 2002-06-30
AMERICAN LAND LEASE INC
filed 2002-08-14
CIK 804138

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of July 21, 2002, 6,892,130 shares of common stock were outstanding.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

i

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Real estate, net of accumulated depreciation of $16,717 and $15,534, respectively, including real estate under development of $44,435 and $39,568, respectively	$202,277	$195,699
Cash and cash equivalents	1,023	607
Inventory	10,245	9,577
Other assets, net	10,756	10,708

Total Assets	$224,301	$216,591

LIABILITIES
Secured long-term notes payable	$95,848	$93,897
Secured short-term financing	16,950	13,251
Accounts payable and accrued liabilities	7,244	4,710

Total Liabilities	120,042	111,858

MINORITY INTEREST IN OPERATING PARTNERSHIP	12,933	14,071

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 12,000 shares authorized; 8,602 and 8,482 shares issued; and 6,892 and 6,772 shares outstanding (excluding treasury stock), respectively	86	85
Additional paid-in capital	280,261	278,919
Notes receivable from officers on common stock purchases	(1,286)	(1,315)
Deferred compensation on restricted stock	(504)	(278)
Dividends in excess of accumulated earnings	(160,846)	(160,364)
Treasury stock, 1,710 and 1,710 shares, at cost, respectively	(26,385)	(26,385)

	91,326	90,662

Total Liabilities and Stockholders’ Equity	$224,301	$216,591

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Rental property operations
Rental and other property revenues	$5,934	$5,649	$11,944	$11,753
Property operating expenses	(2,309)	(2,115)	(4,608)	(4,537)
Depreciation	(633)	(1,560)	(1,274)	(3,169)

Income from rental property operations	2,992	1,974	6,062	4,047

Sales operations
Home sales revenues	5,171	4,302	9,366	7,337
Cost of home sales	(3,956)	(3,425)	(7,248)	(5,865)
Brokered sales, net	83	65	152	130
Selling and marketing expenses	(1,320)	(1,030)	(2,554)	(1,913)

Loss from sales operations	(22)	(88)	(284)	(311)

General and administrative expenses	(496)	(395)	(966)	(851)
Interest and other income	329	392	637	760
Interest expense	(1,082)	(1,129)	(2,167)	(2,113)
Gain on sale of real estate	—	—	—	3,979

Income before minority interest in Operating Partnership	1,721	754	3,282	5,511
Minority interest in Operating Partnership	(212)	(103)	(412)	(708)

Net income	$1,509	$651	$2,870	$4,803

Basic earnings per share	$0.22	$0.09	$0.43	$0.68

Diluted earnings per share	$0.22	$0.09	$0.42	$0.68

Weighted average common shares outstanding	6,719	6,964	6,688	7,072

Weighted average common shares and common share equivalents outstanding	6,827	6,986	6,775	7,087

Dividends paid per share	$0.25	$0.25	$0.50	$0.50

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,870	$4,803
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,296	3,273
Amortization of discount on secured long-term notes payable	72	133
Amortization of deferred compensation	68	—
Minority interest in Operating Partnership	412	708
Gain on sale of real estate	—	(3,979)
Decrease (increase) in operating assets and liabilities	1,528	(1,487)

Net cash provided by operating activities	6,246	3,451

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	—	14,546
Capital replacements and improvements	(6,000)	(5,083)
Capitalized interest	(1,760)	(1,399)
Notes receivable advances	(45)	—
Collection of notes receivable	416	375
Principal collection and indemnifications on CMBS bonds	127	1,228

Net cash (used in) provided by investing activities	(7,262)	9,667

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (principal payments on) secured short-term financing	3,699	(3,341)
Proceeds from secured long-term notes payable	5,300	11,578
Principal payments on secured long-term notes payable	(3,421)	(10,609)
Payment of loan costs	(399)	(306)
Collections of escrowed funds	77	649
Repurchase of common stock	—	(6,938)
Payment of costs associated with equity issuance	(338)	—
Collections of notes receivable on common stock purchases	29	19
Proceeds from dividend reinvestment program	102	—
Proceeds from OP unit distribution reinvestment program	206	—
Payment of common stock dividends	(3,352)	(3,622)
Payment of distributions to minority interest in Operating Partnership	(471)	(522)

Net cash provided by (used in) financing activities	1,432	(13,092)

NET INCREASE IN CASH AND CASH EQUIVALENTS	416	26
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	607	1,217

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,023	$1,243

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A.    The Company

American Land Lease, Inc. (“ANL” and, together with its subsidiaries, the “Company”) formerly Asset Investors Corporation (“AIC”), is a Delaware corporation that owns home sites leased to owners of homes situated on the leased land and operates the communities composed of these homes. The Company has elected to be taxed as a real estate investment trust (“REIT”). ANL’s common stock, par value $.01 per share (“common stock”), is listed on the New York Stock Exchange under the symbol “ANL.” In May 1997, ANL contributed its net assets to Asset Investors Operating Partnership, L.P. (the “Operating Partnership”) in exchange for the sole general partner interest in the Operating Partnership and substantially all of Operating Partnership’s initial capital.

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of common stock. After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of common stock in lieu of cash. At June 30, 2002, the Operating Partnership had 910,977 OP units outstanding, excluding those owned by ANL, and ANL owned 87% of the Operating Partnership. As of June 30, 2002, based on total home sites, 73% of our portfolio of manufactured home communities are located in Florida and 26% are located in Arizona.

B.    Presentation of Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The accompanying consolidated financial statements of the Company have been prepared by management in good faith, however, these statements involve estimates that by definition are not precise, and actual results will differ from these estimates.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the statements and notes thereto included on Form 10-K for the year ended December 31, 2001.

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

Rental Properties and Depreciation

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of June 30, 2002, based on periodic reviews, management believes that no impairments exist. No impairment losses were recognized for the three and six month periods ended June 30, 2002 and 2001.

In 2001, the Company completed a comprehensive review of its real estate related depreciation including a property by property analysis accounting for 30% of the Company’s capitalized real estate costs. As a result of this review, the Company changed its estimate of the remaining useful lives for its land improvements and buildings. Prior to October 1, 2001, depreciation was computed using the straight-line method over an estimated useful life of 25 years for land improvements and buildings and 5 years for furniture and other equipment. Effective October 1, 2001, depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 30 to 45 years for buildings and 5 years for furniture and other equipment. These ranges were established through the comprehensive review and reflect, among other factors, the age of the asset at the time the change was made. This change in estimate will result in an increase in income from rental property operations, net income and earnings per share as compared to the results that would be reported if the change in estimate was not made.

Significant renovations and improvements, which improve or extend the useful life of an asset, are capitalized and depreciated over the remaining estimated life. In addition, the Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the development of additional home sites within its manufactured home communities. Maintenance, repairs and minor improvements are expensed as incurred.

Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market.

Non-agency MBS and CMBS Bonds

The Company is the beneficiary of certain grantor trusts formed coincident with the securitization and sale of mortgage assets owned by the Company until sold in 1997. The operation of these grantor trusts is vested with the indentured trustee and under the terms of the trust indenture, the Company does not control the management of the trust and the indentured trustee is an unrelated third party. As a result, the operation of the trust is not consolidated in the financial statements of the Company. The Company does not provide any credit enhancements to the trust and does not have contingent liability for the results of operation of the trust.

The Company’s non-agency mortgage backed securities bonds (“MBS”) and commercial mortgage backed securities bonds (“CMBS”) were acquired at a significant discount to par value. The amortized cost of the non-agency MBS and CMBS bonds was equal to the outstanding principal amount net of unamortized discount and allowances for credit losses. Earnings from non-agency MBS and CMBS bonds are recognized based upon the relationship of cash flows received during the period and estimates of future cash flows to be received over the life of the bonds. The Company classifies its non-agency MBS and CMBS bonds as available-for-sale, carried at fair value in the financial statements. The Company generally estimates fair value of the non-agency MBS and CMBS bonds based on the present value of future expected cash flows of the bonds. The fair value of the non-agency MBS and CMBS bonds, based on the underlying assets that secure the bonds, are estimated using our best estimate of the future cash flows, capitalization rates and discount rates commensurate with the risks involved. The carrying amount of the MBS and CMBS assets at June 30, 2002 was $252,000 and is included in other assets.

Revenue Recognition

The Company derives most of its income from the rental of home sites. The leases entered into by residents for the rental of home sites are generally for terms of one year and the rental revenues associated with the leases are recognized when earned and due from residents. Property management revenues for services provided to communities not owned by the Company are recognized when earned.

Sales of manufactured homes by the Company are recorded upon the closing of the home sale transaction and title passing to the purchaser.

Deferred Financing Costs

Fees and costs incurred in obtaining financing are capitalized. Such costs are amortized over the terms of the related loan agreements using the effective interest method and are charged to interest expense.

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. For the three and six month periods ended June 30, 2002 and 2001, advertising expenses were $243,000 and $528,000 and $282,000 and $474,000, respectively.

Income Taxes

The Company has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute currently at least 90% of its adjusted taxable income to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to federal corporate income tax on taxable income distributed currently to its stockholders. If the company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities managed through taxable REIT subsidiaries is subject to federal, state, and local income taxes.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties, among other things.

At December 31, 2001 the Company’s net operating loss (“NOL”) carryover was approximately $65,000,000 for the parent REIT entity and $1,385,000 for the Company’s consolidated taxable REIT subsidiaries. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of the Company’s REIT taxable income, and as a result, to reduce the amount that the Company is required to distribute to stockholders to maintain its status as a REIT. It does not, however, affect the tax treatment to shareholders of any distributions that the Company does make. The REIT’s and the consolidated taxable REIT subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2021, respectively.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of Common Stock outstanding during each year. Diluted earnings per share for the three and six months ended June 30, 2002 and 2001 reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 108,000 and 87,000 and 22,000 and 15,000, respectively, without regard to vesting restrictions on options issued. Vested and unvested stock options together with shares issued for non-recourse notes receivable totaling 244,000 shares and 275,000 shares for the three and six months ended June 30, 2002 and 2001, have been excluded from diluted earnings per share as their effect would be anti-dilutive.

Stock-Based Compensation

The Company has elected to follow Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Dividend Reinvestment and Stock Purchase Plan

The Company initiated a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) on May 3, 2002 which allows shareholders to acquire additional shares of common stock by reinvesting some or all of the cash dividends paid on the Company’s outstanding common stock. In addition, under the Plan, monthly optional cash investments, which are subject to a minimum purchase amount of $250 and a maximum quarterly purchase limit of $5,000 per shareholder, are permitted without approval from the Board of Directors. Optional cash investments in excess of $5,000 per shareholder are subject to approval by the Board of Directors and no such investments were approved during the quarter ended June 30, 2002. Shares may be acquired pursuant to the Plan directly from the Company at a price equal to the average of the daily high and low sales prices of the Company’s common stock as reported on the New York Stock Exchange during the ten trading days prior to the date of the investment, less a possible discount determined by us of up to 5%, generally without payment of any brokerage commission or service charge by the investor. During the three months ended June 30, 2002, 7,164 shares were issued at an average cost of $14.23 per share. The shares issued included shares issued to officers and directors on terms identical to those offered to third parties.

Capitalized Interest

Interest is capitalized on sites under development during periods of construction or development. During the three and six months ended June 30, 2002 and 2001, capitalized interest was approximately $889,000 and $1,760,000 and $678,000 and $1,399,000, respectively.

Treasury Stock

The timing of stock purchases is at the discretion of management. During the three and six months ended June 30, 2001, the Company repurchased 535,613 and 576,613 shares of common stock, respectively, at a weighted average stock price of $12.08 and $12.03 per share, respectively. No shares of common stock were repurchased during the three and six months ended June 30, 2002.

Legal Contingencies

The Company is currently involved in certain legal proceedings. Liabilities related to legal contingencies are recognized when a loss is probable and reasonably estimable in accordance with Statements of Financial Accounting Standards Number Five.

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

D.    Real Estate

Real estate at June 30, 2002 and December 31, 2001 is as follows (in thousands):

	2002	2001
Land	$43,619	$43,818
Land improvements and buildings	175,375	167,415

	218,994	211,233
Less accumulated depreciation	(16,717)	(15,534)

Real estate, net	$202,277	$195,699

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities.

The Company’s real estate investment consists of buildings, land improvements, and land. Buildings consist primarily of the clubhouses at its manufactured housing communities maintained as amenities for tenant use. The Company estimates the useful life of buildings to be in the range of 30 to 45 years. A majority of the Company’s investment in land improvements consists of long-lived assets such as lateral infrastructure at its manufactured housing communities including sanitary sewer and storm water collection systems, potable water supply systems, roads and walkways. The balance of land improvements consists of assets with shorter lives such as fencing, swimming pools, spas, shuffleboard courts, tennis courts and other tenant amenities. The Company estimates the useful life of land improvements to be in the range of 5 to 75 years. The Company depreciates furniture and other equipment over a 5 year period. Land is not depreciated. These ranges were established through the comprehensive review and reflect, among other factors, the age of the asset at the time the change was made. This change in estimate will result in an increase in income from rental property operations, net income and earnings per share as compared to the results that would be reported if the change in estimate was not made.

During the three and six month periods ended June 30, 2001, the Company sold to unrelated third parties three properties containing 604 developed home sites. Cash proceeds of approximately $14,546,000 were used to repay all of the Company’s short-term indebtedness then outstanding and a portion of the Company’s other outstanding indebtedness. The Company recognized a gain of approximately $3,979,000 on the disposition of these properties, each of which were sold at a gain.

E.    Home Sales Business

The Company owns an inventory of developed vacant sites within our portfolio of manufactured housing communities. In addition, the Company owns undeveloped land that is contiguous to existing occupied communities. The Company’s Home Sales Business seeks to convert this inventory of unleased land into leased sites with long-term cash flows and hopefully, greater values. For the three and six month periods ended June 30, 2002, the Company’s Home Sales Business resulted in an additional 75 and 133, respectively, new home sites being leased and occupied with new homes, compared to 67 and 107, respectively, during the three and six month periods ended June 30, 2001, an increase of 11.9% and 24.3%, respectively.

We reported a loss from the Home Sales Business of $22,000 and $284,000 for the three and six month periods ended June 30, 2002 compared to a loss of $88,000 and $311,000 for the three and six month periods ended June 30, 2001, as determined in accordance with accounting principles generally accepted in the United States.

F.    Secured Long-Term Notes Payable

	June 30, 2002	December 31, 2001
Fixed rate, ranging from 6.5% to 8.75%, fully amortizing, non-recourse notes maturing at various dates from 2018 through 2020.	$73,003	$80,257
Fixed rate, ranging from 7.4% to 8.2%, partially amortizing, non-recourse notes maturing at various dates from 2007 through 2011	17,545	11,505
Variable rate, at LIBOR plus 300 basis points with a 6.5% floor, non-recourse notes maturing in 2005 and 2007.	5,300	—
Recourse fully-amortizing note discounted at 7.0%, maturing in June 2002.	—	2,135

	$95,848	$93,897

Additional funds relating to the variable rate notes totaling $4,000,000 are available to the Company once certain property level performance criteria are met, primarily attaining increased occupancy levels.

On June 26, 2002, the Company closed a non-recourse loan secured by a property in Arizona that provided an initial advance of $2,600,000 and additional advances of $2,100,000 that are available based primarily upon attaining increased occupancy levels. The loan bears interest at a rate equal to the thirty-day London Interbank Offered Rate (“LIBOR”) plus 300 basis points, subject to a floor of 6.5% and a ceiling of 10%. This interest only loan matures in July of 2007.

On June 26, 2002, the Company closed a non-recourse loan secured by a property in Arizona totaling $900,000. The loan bears interest at a rate equal to the thirty-day LIBOR plus 300 basis points, subject to a floor of 6.5% and a ceiling of 10%. This loan matures in July of 2005 and payments are predicated upon a twenty-five year amortization schedule.

G.    Secured Short-Term Financing

The Company has a revolving line of credit with a bank with a total commitment of $17,000,000 that bears interest at the bank’s “Reference Rate” (4.75% at June 30, 2002). The line of credit is secured by real property and improvements located in St. Lucie County, Florida and Maricopa County, Arizona with a net book value of $28,249,000. The revolving line of credit matures in May 2003. At June 30, 2002, $9,478,000 was outstanding and $7,522,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder. Based upon the application of these covenants as of June 30, 2002, approximately $400,000 was available to the Company.

The Company has a floor plan line of credit with a floor plan lender providing a credit facility of $8,500,000 with a variable interest rate linked to the prime rate and spreads varying from 1% to 1.75%, depending on the manufacturer and age of the inventory. Individual advances mature as early as 360 days or have no stated maturity, based upon the manufacturer. Amounts outstanding are nonrecourse to the Company for the period of time the financed home is subject to a repurchase agreement with the manufacturer of the home. This floor plan line of credit is secured by inventory located in the Company’s manufactured housing communities with a net book value of approximately $4,932,000. At June 30, 2002, $3,597,000 was outstanding and $4,903,000 was available under the floor plan credit facility.

On March 1, 2002, the Company’s former floor plan lender notified the Company of its election to exit the floor plan lending business nationwide. This recourse floor plan line of credit bears interest at the lender’s prime rate plus amounts ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. Our obligations existing as of June 30, 2002 will mature the earlier of the date of sale of a home financed pursuant to the floor plan or April 2003. This floor plan line of credit is secured by inventory located in the Company’s manufactured housing communities with a net book value of approximately $5,313,000. At June 30, 2002, $3,875,000 was outstanding under this floor plan credit facility.

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

The Company enters into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of manufactured housing communities. The remaining unpaid balance of these contracts at June 30, 2002 is approximately $1,365,000.

The Company has agreed to invest up to an additional $680,000 in a real estate joint venture in four equal, annual installments of $170,000 of which no payments have been disbursed as of June 30, 2002.

In connection with the Company’s acquisition of a manufactured home community, the Company entered into an earn-out agreement with respect to 142 unoccupied home sites. The Company advances an additional $16,500 pursuant to the earn-out agreement for each newly occupied home site either in the form of cash or 946 OP Units, as determined by the seller. During each of the three and six months ended June 30, 2002 and 2001, the Company advanced $66,000 and $33,000 and $0 and $66,000, respectively, in cash for newly occupied home sites. At June 30, 2002, there were 88 unoccupied home sites remaining subject to the earn-out.

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

•
Non agency MBS and CMBS Bonds—the carrying amount of non-agency MBS and CMBS bonds included in other assets in the consolidated balance sheet approximate those assets’ fair values. The Company generally estimates fair value of the non-agency MBS and CMBS bonds based on the underlying assets that secure the bonds, and using managements’ best estimate of the present value of future cash flows.

•	Secured long-term notes payable—based upon borrowing rates currently available to the Company, the carrying value of secured long-term notes payable approximates their fair value.

K.    Common Stock and Dividends

Officer Stock Loans and Restricted Stock

The Company has provided loans to three of its executive officers in an amount equal to the total cash required to purchase common stock in the Company at the then prevailing market prices. These loans have a 10-year maturity, are 25% recourse to the executive officer, bear interest at 7.5% and are secured by the stock acquired with the proceeds from the loan. As of June 30, 2002, the total balance outstanding on loans made to officers secured by Company common stock was $1,286,000 and principal and interest payments made on these obligations during the three and six months ended June 30, 2002 and 2001 were $30,000 and $71,000, and $38,000 and $68,000, respectively, and the loans are current with respect to principal and interest. Of the outstanding balance at June 30, 2002 of $1,268,000, $420,000 was subsequently repaid and $848,000 was secured by 80,000 shares of Company common stock.

In February 2002, the Company issued approximately 22,000 restricted shares of common stock to certain executive officers and management. The restricted stock was issued at the fair value of the common stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and shall be subject to a risk of forfeiture within the vesting periods of four years. The fair value of the restricted stock of $294,000 will be amortized as compensation expense over the vesting period. As of June 30, 2002, $31,000 has been amortized to expense.

In February 2001, the Company issued approximately 30,000 restricted shares of common stock to certain executive officers. The restricted stock was issued at the fair value of the common stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and shall be subject to a risk of forfeiture within the vesting periods of 4 to 5 years. The fair value of the restricted stock of $300,000 will be amortized to compensation expense over the vesting period. As of June 30, 2002, $59,000 has been amortized to expense.

Total compensation expense charged to income related to restricted share awards was $61,000 and $106,000 and $0 and $0 for the three and six months ended June 30, 2002 and 2001, respectively.

Dividends

The Company’s dividend is set quarterly and is subject to change or elimination at any time. During the three and six month periods ended June 30, 2002 and 2001, the Company paid quarterly dividends on Common Stock of $0.25 per share, totaling $1,690,000 and $3,352,000 and $1,802,000 and $3,622,000, respectively.

L.    Certain Relationships and Related Transactions

During the three and six months ended June 30, 2002 and 2001, Brandywine Financial Services Corporation, an affiliate of Brandywine, provided back office support both to our communities and our corporate office located in Florida. Mr. Moore, a director of the Company, owns 50% of Brandywine Financial Services as of June 30, 2002. Brandywine Financial Services received fees of $0 and $56,000 and $90,000 and $180,000, respectively, for services provided during the three and six months periods ended June 30, 2002 and 2001. Pursuant to the Company’s consolidation of its offices from Chadds Ford, Pennsylvania and Denver, Colorado to Clearwater, Florida, the Company now performs these functions out of its Clearwater office. Effective March 31, 2002, Brandywine’s services to the Company were terminated.

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

In October 2001, FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 establishes criteria beyond those previously specified in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS 121”), to determine when a long-lived asset is classified as held for sale and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 is effective for the Company beginning January 1, 2002. The adoption of SFAS 144 will cause the Company to report assets held for sale (as defined by SFAS

144) and assets sold as discontinued operations, if material. The results of discontinued operations, less applicable income taxes, will be a separate component of income on the income statement.

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

In June 2002, FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS No. 146 in January 2003. The Company does not anticipate that the adoption of SFAS 146 will have a material effect on its financial position or results of operations.

N.    Subsequent Events

On July 12, 2002, an executive officer repaid a loan made by the Company to purchase stock in the Company. The Company received $431,000, representing all outstanding principal of $420,000 and $11,000 accrued interest through the date the payment was received.

The Company’s dividend is set quarterly and is subject to change or elimination at any time. On July 31, 2002, the Board of Directors declared a quarterly cash dividend of $0.25 per common share for the quarter ended June 30, 2002, payable on August 22, 2002, to shareholders of record on August 12, 2002. Shareholders may reinvest the dividends paid under the Dividend Reinvestment and Stock Purchase Plan that was adopted in May of 2002. The Plan allows shareholders to acquire additional shares of common stock by reinvesting some or all of the cash dividends paid on the Company’s outstanding common stock.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of our real estate investments. These factors include changes in the national, regional and local economic climates, local conditions, such as an oversupply of manufactured housing properties or a reduction in the demand for our manufactured housing properties; and competition from other housing sources including single and multifamily properties; plus changes in market rental rates. Any adverse changes in these factors could cause an impairment of the Company’s real estate assets.

Rental Property Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 30 to 45 years for buildings and 5 years for furniture and other equipment, all of which are judgmental determinations. These determinations will likely be different than the actual life of any individual asset.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required.

Legal Contingencies

The Company is currently involved in certain legal proceedings. The Company does not believe these proceedings will have a material adverse effect on its consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions and the effectiveness of strategies related to these proceedings. The amount of loss contingencies involving litigation, for which a loss is probable and can be reasonably estimated, is determined through consultation with legal counsel representing the Company. The Company’s evaluation of loss contingencies arising from litigation, claims and assessments, considers unasserted claims and associated estimates of loss, if any, are provided to the extent probable and reasonably estimable.

Portfolio Summary

	Operational Home sites		Developed Home sites	Undeveloped Home sites	RV Sites	Total
As of December 31, 2001	5,855		1,065	1,896	129	8,945
Properties developed	—		353	(353)	—	—
New Lots Purchased	—		1	—	—	1
New leases originated	133		(133)	—	—	—

As of June 30, 2002	5,988	(1)	1,286	1,543	129	8,946

(1) As of June 30, 2002, 5,864 of theses operational home sites were occupied.

Operating Strategy

We measure our economic profitability based on accounting principles generally accepted in the United States. We also evaluate our results based upon Funds From Operations or “FFO,” less an annual capital replacement allowance to maintain our properties. We believe that the presentation of FFO, as reduced by the annual capital replacement allowance, provides a useful measure of our performance when considered with the financial data determined in accordance with generally accepted accounting principles.

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

For the three and six month periods ended June 30, 2002 and 2001, our FFO was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Income before minority interest in Operating Partnership	$1,721	$754	$3,282	$5,511
Real estate depreciation	633	1,560	1,274	3,169
Gain on sale of real estate	—	—	—	(3,979)

Funds From Operations (FFO)	$2,354	$2,314	$4,556	$4,701

Weighted average common shares and OP Units Outstanding	7,752	8,031	7,729	8,131

For the six months ended June 30, 2002 and 2001, net cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2002	2001
Cash provided by operating activities	$6,246	$3,451
Cash (used in) provided by investing activities	(7,262)	9,667
Cash provided by (used in) financing activities	1,432	(13,092)

RESULTS OF OPERATIONS FOR THE
THREE MONTHS ENDED JUNE 30, 2002

Comparison of Three Months Ended June 30, 2002 to Three Months Ended June 30, 2001

Rental Property Operations

Rental and other property revenues from our owned properties totaled $5,934,000 for the three months ended June 30, 2002 compared to $5,649,000 for the three months ended June 30, 2001, an increase of $285,000 or 5.0%. The increase was primarily a result of (i) rental increases at our communities and (ii) the origination of leases of new home sites at our development properties.

Property operating expenses from our owned properties totaled $2,309,000 for the three months ended June 30, 2002 compared to $2,115,000 for the same period in 2001, an increase of $194,000 or 9.2%. The increase is primarily attributable to utility costs, property and casualty insurance, and employee benefits. The expense increase attributable to same store was approximately $85,000 and the remaining $109,000 in increased expenses was attributable to golf operations driven by the operation of one course in the 2002 period that was not operating in the 2001 period.

Depreciation expense was $633,000 during the three months ended June 30, 2002 compared to $1,560,000 during the same period in 2001. The reduction was a result of the change in estimate for useful lives made in the fourth quarter of 2001 offset by increases in depreciable property attributable to the continued development of previously undeveloped home sites.

Same store revenues for the three months ended June 30, 2002, increased by 5.1% from the three months ended June 30, 2001. Expenses related to those revenues increased 4.9% over that same period. Same store net operating income increased 5.2% for the three months ended June 30, 2002 compared to the results of operations for the three month period ended June 30, 2001. Our same store base included 98% of our portfolio as measured in leased home sites.

Home Sales Business

Revenues for the Home Sales Business totaled $5,171,000 for the three months ended June 30, 2002 as compared to $4,302,000 for the three months ended June 30, 2001, with the increase driven by higher unit volumes and increased home values. Units sold totaled 75 for the three months ended June 30, 2002 compared to 67 units for the three month period ended June 30, 2001. The average selling price of homes closed was $69,000 and $64,000, respectively for the three months ended June 30, 2002 and 2001. Total cost of sales for the three months ended June 30, 2002 was $3,956,000 compared to $3,425,000 for the three months ended June 30, 2001. Resulting margin increases are attributable to product mix, reduced sales discounts driven by lower average age of homes sold, and increased supplier rebates due to increased volume. Selling and marketing expenses in the 2002 period increased $290,000 from the 2001 period primarily as a result of increased commissions associated with increased unit volume of home sales, increased marketing costs for newly constructed subdivisions within existing communities, increased staff levels and an expanded home sales operation serving one community in advance of contracts closing for a new subdivision within the community.

For the three month periods ended June 30, 2002 and 2001, the Company’s Home Sales Business resulted in an additional 75 and 66, respectively, new home sites being leased and occupied with new homes, an increase of 13.6%. We reported a loss from the Home Sales Business of $22,000 and $88,000 for the three month periods ended June 30, 2002 and 2001, respectively, as determined in accordance with accounting principles generally accepted in the United States.

We evaluate our Home Sales Business on the same return on investment basis that we use for acquiring stabilized communities. (For purposes of this analysis, the Company has excluded the profits of its used home sales and brokerage activities because the Company would continue to operate the used home sales and brokerage activities independent of its new home sales business. These activities represent businesses that would continue in filled, stabilized communities. Excluding the benefit of these activities provides a more precise measure of the losses attributable to the new home sales business on a proforma basis.)

For the three month periods ended June 30, 2002 and 2001, the Company has included the following in its analysis:

	Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
Reported net loss	$22,000	$88,000
Used home sales and brokerage business	$122,000	$67,000

Adjusted loss for proforma analysis	$144,000	$155,000

The leases facilitated by the Home Sales Business during the three month periods ended June 30, 2002 and 2001 are estimated to provide a first year return on investment of 12.0% and 12.7%, respectively, as shown below based upon unaudited pro forma information:

		Three Months Ended June 30, 2002	Three Months Ended June 30, 2001
Sites Leased		75	66

Estimated first year annualized profit on leases originated during 2002(1)	A	$208,000	$180,000

Costs, including development costs of sites leased		$1,592,000	$1,260,000
Home sales loss attributable to sites leased		144,000	155,000

Total costs incurred to originate ground leases	B	$1,736,000	$1,415,000

Estimated first year annualized return on investment	A/B	12.0%	12.7%

(1) We estimate the expenses for the first lease year attributable to the new sites leased, on average, as 50% of the actual per site expenses realized at the community. Since our new lease originations are within communities that have stabilized operations, the lower expense ratio is a result of achieving better operating leverage against fixed costs such as common area maintenance, including clubhouses, and community management personnel.

General and Administrative Expenses

During the three months ended June 30, 2002 and 2001, general and administrative expenses were $496,000 and $395,000, respectively. The increase is as a result of increases in deferred compensation expense for restricted stock awards, salaries and benefit costs and property and casualty insurance costs.

Interest and Other Income

During the three months ended June 30, 2002 and 2001, interest and other income were $329,000 and $392,000, respectively. The decrease in income is related to a decrease in certain earning assets, and a reduction in interest earned with respect to CMBS bonds, offset by an increase in the interest rate on a note receivable.

Interest Expense

During the three months ended June 30, 2002 and 2001, interest expense was $1,082,000 and $1,129,000, respectively. The decrease is primarily a result of increased interest capitalized as a result of development expenditures made in advance of home sales; scheduled amortization of long term debt; and lower interest rates on short-term debt offset by increases in the amount of long term debt on existing owned properties and higher short term balances outstanding.

RESULTS OF OPERATIONS FOR THE
SIX MONTHS ENDED JUNE 30, 2002

Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001

Rental Property Operations

Rental and other property revenues from our owned properties totaled $11,944,000 for the six months ended June 30, 2002 compared to $11,753,000 for the six months ended June 30, 2001, an increase of $191,000 or 1.6%. The increase was primarily a result of rental increases at our communities and the origination of leases of new home sites at our development properties offset by the sale of three properties in the first quarter of 2001.

Property operating expenses from our owned properties totaled $4,608,000 for the six months ended June 30, 2002 compared to $4,537,000 for the same period in 2001, an increase of $71,000, or 1.6%. The increase is primarily attributable to increases in property and casualty insurance, utility expenses and operating expenses, offset by the sale of three properties in the first quarter 2001.

The Company owned a leasehold interest in two of the properties sold in 2001. These two properties reflected lower operating margins as compared to properties owned in fee simple since ground lease payments were included as property operating expenses. The sale of these properties and savings in property management overhead served to improve operating margins in 2002 compared to 2001.

Depreciation expense was $1,274,000 during the six months ended June 30, 2002 compared to $3,169,000 during the same period in 2001. The reduction was a result of the change in estimate for useful lives made in the fourth quarter of 2001 and the sale of three properties in the first quarter of 2001, offset by increases in depreciable property attributable to the continued development of previously undeveloped home sites.

Same store revenues for the six months ended June 30, 2002, increased by 6.5% from the six months ended June 30, 2001. Expenses related to those revenues increased 6.5% over that same period. Same store net operating income increased 6.5% for the six months ended June 30, 2002 compared to the results of operations for the six month period ended June 30, 2001. Our same store base included 98% of our portfolio as measured in leased home sites.

Home Sales Business

Revenues for the Home Sales Business totaled $9,366,000 for the six months ended June 30, 2002 as compared to $7,337,000 for the six months ended June 30, 2001, with the increase driven by higher unit volumes and increased home values. Units sold totaled 133 for the six months ended June 30, 2002 compared to 107 units for the six month period ended June 30, 2001. The average selling price of homes closed was $70,000 and $69,000, respectively for the six months ended June 30, 2002 and 2001. Total cost of sales for the six months ended June 30, 2002 was $7,248,000 compared to 5,865,000 for the six months ended June 30, 2001. Resulting margin increases are attributable to product mix, reduced sales discounts driven by lower average age of homes sold, and increased supplier rebates due to increased volume. Selling and marketing expenses in the 2002 period increased $641,000 from the 2001 period primarily as a result of increased commissions associated with increased unit volume of home sales, increased marketing costs for newly constructed subdivisions within existing communities, increased staff levels and an expanded home sales operation serving one community in advance of contracts closing for a new subdivision within the community.

For the six month periods ended June 30, 2002 and 2001, the Company’s Home Sales Business resulted in an additional 133 and 104, respectively, new home sites being leased and occupied with new homes, an increase of 27.9%. We reported a loss from the Home Sales Business of $284,000 and $311,000 for the six month periods ended June 30, 2002 and 2001, respectively, as determined in accordance with accounting principles generally accepted in the United States.

We evaluate our Home Sales Business on the same return on investment basis that we use for acquiring stabilized communities. (For purposes of this analysis, the Company has excluded the profits of its used home sales and brokerage activities because the Company would continue to operate the used home sales and brokerage activities independent of its new home sales business. These activities represent businesses that would continue in filled, stabilized communities. Excluding the benefit of these activities provides a more precise measure of the losses attributable to the new home sales business on a proforma basis.)

For the six month periods ended June 30, 2002 and 2001, the Company has included the following in its analysis:

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Reported net loss	$284,000	$311,000
Used home sales and brokerage business	$191,000	$145,000

Adjusted loss for proforma analysis	$475,000	$456,000

The leases facilitated by the Home Sales Business during the six month periods ended June 30, 2002 and 2001 are estimated to provide a first year return on investment of 11.5% and 12.3%, respectively, as shown below based upon unaudited pro forma information:

		Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Sites Leased		133	104

Estimated first year annualized profit on leases originated during 2002 (1)	A	$380,000	$295,000

Costs, including development costs of sites leased		$2,838,000	$1,940,000
Home sales loss attributable to sites leased		475,000	456,000

Total costs incurred to originate ground leases	B	$3,313,000	$2,396,000

Estimated first year annualized return on investment	A/B	11.5%	12.3%

(1) We estimate the expenses for the first lease year attributable to the new sites leased, on average, as 50% of the actual per site expenses realized at the community. Since our new lease originations are within communities that have stabilized operations, the lower expense ratio is a result of achieving better operating leverage against fixed costs such as common area maintenance, including clubhouses, and community management personnel.

General and Administrative Expenses

During the six months ended June 30, 2002 and 2001, general and administrative expenses were $966,000 and $851,000 respectively. The increase is as a result of increases in deferred compensation expense for restricted stock awards, salaries and benefit costs and property and casualty insurance costs.

Interest and Other Income

During the six months ended June 30, 2002 and 2001, interest and other income was $637,000 and $760,000 respectively. The decrease in income is related to a decrease in certain earning assets, and a reduction in interest earned with respect to CMBS bonds, offset by an increase in the interest rate on a note receivable.

Interest Expense

During the six months ended June 30, 2002 and 2001, interest expense was $2,167,000 and $2,113,000, respectively. The increase is primarily a result of increases in the amount of long term debt on owned properties; higher short term debt outstanding; development expenditures made in advance of home sales; and a new floor plan facility on home sales inventory, all offset by scheduled amortization of long term debt and lower interest rates on short-term debt.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, we had cash and cash equivalents of $1,023,000. Our principal activities that demand liquidity include our normal operating activities; payments of principal and interest on outstanding debt; acquisitions of, and additional investments in, properties; and payments of dividends to stockholders. The Company expects to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. At June 30, 2002, the available credit under our secured short-term credit facilities totaled $12,425,000. On May 15, 2002, we renewed our secured short-term credit facility with a bank that included an increase of $7,320,000 in available credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder. Based upon the application of these covenants as of June 30, 2002, approximately $400,000 was available to the Company. In the event that cash provided by operating activities is reduced or if access to short term borrowing sources becomes restricted, the Company will be required to reduce or eliminate expenditures for the continued development of its communities and/or reduce its dividend.

We expect to meet our liquidity requirements in excess of 12 months through a variety of sources including cash generated by operations, long-term and short-term secured and unsecured borrowings, and the issuance of equity securities.

Our ability to access secured and unsecured borrowings as a source of liquidity is dependent upon factors outside of our control including economic trends that impact the availability of credit from lending sources we currently utilize. Our ability to issue additional equity securities (including the issuance by the Operating Partnership of OP Units) is dependent upon factors outside of our control including returns available on alternative investments and other economic factors. The extent of cash generated by our operations is dependent upon our ability to operate the existing portfolio of revenue earning sites at margins comparable to past results and to originate new earning sites through new lease originations generated by our home sales business. Our ability to generate cash through the operation of the current portfolio is dependent upon our ability to acquire the goods and services required to operate the portfolio at costs that increase no more than increases realized in prior years, the continued absence of natural disasters, such as hurricanes, that would disrupt the flow of rental income for an undeterminable time period and other factors. Our ability to generate cash through the origination of new earning sites is dependent upon our ability to market effectively to our target markets, to originate contracts for sale of homes at our properties, thereby generating income producing leases and to develop the undeveloped land within our portfolio in a timely fashion, on a cost effective basis, and as warranted by home sales.

Operating Activities

Our net cash provided by operating activities was $6.2 million during the six months ended June 30, 2002 compared to $3.5 million during the same period in 2001. The $2.7 million increase was primarily the result of:

•	an increase of $3.0 million in cash from operating assets and liabilities,
•	offset by a $0.3 million decrease in earnings before depreciation, amortization, minority interest, and gain on sale of real estate.

Investing Activities

During the six months ended June 30, 2002, the net cash used in investing activities was $7.3 million, compared with net cash provided of $9.7 million during the same period in 2001. The $17.0 million decrease is primarily due to:

•
greater expenditures in the six month period ended June 30, 2002 for capital replacements and improvements and capitalized interest of $1.3 million relating to the continued development of unleased sites,

•	decreased collections on CMBS bonds totaling $1.1 million for the six month period ended June 30, 2002, and

•	a decrease of $14.5 million related to the sale of real estate in 2001 that did not recur in 2002.

Financing Activities

Net cash provided by financing activities was $1.4 million for the six month period ended June 30, 2002 compared with the same period in 2001 in which $13.1 million was used by financing activities. The $14.5 million difference is primarily related to:

Increases

•	$7.0 million in net proceeds from secured short-term financing in the 2002 period,

•	$7.2 million decrease in principal payments on long-term notes payable,

•	$6.9 million for the repurchase of common stock in the 2001 period which did not reoccur during 2002,

•	$0.1 million in proceeds from dividend reinvestment program in the 2002 period,

•	$0.3 million decrease in dividends paid in the 2002 period compared to the prior period due to a smaller number of shares outstanding, and

•	$0.2 million in proceeds relating to OP Unit issuance in the 2002 period.

Decreases

•	$6.3 million proceeds from the issuance of long-term notes payable,

•	$0.5 million decrease in collection of escrow funds in 2002 compared to 2001, and

•	$0.4 million in loan costs and costs associated with equity issuance.

Dividends and Distributions

The Company’s dividend is set quarterly and is subject to change or elimination at any time.

The Company’s primary financial objective is to maximize long term, risk adjusted returns on investment for shareholders.

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

Historically, the combination of dividend payments, capital expenditures, capitalized interest and debt repayment has exceeded funds provided from operating activities and the Company has funded a portion of these expenditures from debt financings. However, there is no assurance that it will be able to continue to do so on terms deemed acceptable in the future. In the event that the Company is unable to do so, it will be required to reduce or eliminate the dividend, reduce or eliminate capital expenditures, or both.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk is changes in interest rates relating to our various debt instruments and borrowings. The following is a discussion of the potential impact of changes in interest rates on our debt instruments.

We have $73 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $17.5 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed. We have repricing and refunding risks as to the unpaid balance on these notes of $14.5 million due at maturity between 2007 and 2011.

We have $5.3 million of interest only, non-recourse, secured long-term notes payable. These are variable rate loans at 30 day LIBOR plus 3%, with a floor of 6.5% and a ceiling of 10%. If the lender’s LIBOR rate was greater than 3.5% and LIBOR increased immediately by 1%, then our annual net income and cash flows would decrease by $53,000 due to an increase in interest expense based on the outstanding balance at June 30, 2002. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have an additional recourse, secured line of credit that bears interest at the Bank’s “Reference Rate”. As of June 30, 2002, the outstanding balance was $9.5 million. If the Bank’s “Reference Rate” increased immediately by 1%, then our annual net income and cash flows would decrease by $95,000 due to an increase in interest expense on this line of credit, based on the outstanding balance at June 30, 2002. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

We have a recourse, secured floor plan facility that bears interest at the lender’s prime rate plus amounts ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. If the lender’s prime rate increased immediately by 1%, then our annual net income and cash flows would decrease by $39,000 due to an increase in interest expense on this line of credit, based on the $3.9 million outstanding balance at June 30, 2002. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

We have a recourse, secured floor plan facility that bears interest at the lender’s prime rate plus amounts ranging from 1% to 1.75% based upon the manufacturer and age of the inventory. If the lender’s prime rate increased immediately by 1%, then our annual net income and cash flows would decrease by $36,000 due to an increase in interest expense on this line of credit, based on the $3.6 million outstanding balance at June 30, 2002. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

PART II
OTHER INFORMATION

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

On May 3, 2002, the Company issued 21,818 shares of common stock to investors in exchange for OP Units tendered to Asset Investors Operating Partnership, L.P. (the “Operating Partnership”) for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Operating Partnership. Such shares were issued based on an exchange ratio of one share for each OP Unit. The shares were issued in exchange for OP Units in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

3.1	Second Amended and Restated Certificate of Incorporation of American Land Lease, Inc. (incorporated herein by reference to 10-K)
3.2	Third Amended and Restated By-laws of American Land Lease, Inc filed herewith.
4.1	Waiver regarding stock ownership restrictions between the Registrant and Terry Considine dated August 11, 2000 (incorporated herein by reference to Form 10-K).
4.2	Waiver regarding stock ownership restrictions between the Registrant and Asset Investors Operating Partnership, L.P. dated August 11, 2000 (incorporated herein by reference to Form 10-K).
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

21.1	List of Subsidiaries (incorporated herein by reference to Form 10-K dated December 31, 2001)
99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
99.2	Certification of COO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
99.3	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.
*	Management contract or compensatory plan or arrangement.

(b)    Reports on Form 8-K:

The following Current Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LAND LEASE INC. (Registrant)

Date: August 14, 2002	By	/s/ SHANNON E. SMITH
Shannon E. Smith Chief Financial Officer