Form 10-Q
period 2002-09-30
AMERICAN LAND LEASE INC
filed 2002-11-06
CIK 804138

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9360

AMERICAN LAND LEASE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	84-1500244 (IRS Employer Identification No.)

29399 U.S. Hwy 19, North Suite 320 Clearwater, Florida (Address of Principal Executive Offices)	33761 (Zip Code)

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

As of November 5, 2002, 6,924,696 shares of common stock were outstanding.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

( i )

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2002	December 31, 2001

	(unaudited)

ASSETS
Real estate, net of accumulated depreciation of $17,276 and $15,534, respectively, including real estate under development of $38,857 and $39,568, respectively	$205,685	$195,699
Cash and cash equivalents	1,195	607
Inventory	10,767	9,577
Other assets, net	10,596	10,708

Total Assets	$228,243	$216,591

LIABILITIES
Secured long-term notes payable	$97,839	$93,897
Secured short-term financing	17,113	13,251
Accounts payable and accrued liabilities	8,318	4,710

Total Liabilities	123,270	111,858

MINORITY INTEREST IN OPERATING PARTNERSHIP	13,028	14,071

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 1,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $.01 per share, 12,000 shares authorized; 8,635 and 8,482 shares issued; and 6,925 and 6,772 shares outstanding (excluding treasury stock), respectively	86	85
Additional paid-in capital	280,514	278,919
Notes receivable from officers on common stock purchases	(857)	(1,315)
Deferred compensation on restricted stock	(408)	(278)
Dividends in excess of accumulated earnings	(161,005)	(160,364)
Treasury stock, 1,710 and 1,710 shares, at cost, respectively	(26,385)	(26,385)

	91,945	90,662

Total Liabilities and Stockholders’ Equity	$228,243	$216,591

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Rental property operations
Rental and other property revenues	$6,133	$5,603	$18,076	$17,233
Property operating expenses	(2,443)	(2,258)	(7,050)	(6,672)
Depreciation	(606)	(1,454)	(1,880)	(4,623)

Income from rental property operations	3,084	1,891	9,146	5,938

Sales operations
Home sales revenues	6,603	4,447	15,965	11,784
Cost of home sales	(4,911)	(3,532)	(12,155)	(9,396)

Gross profit on home sales	1,692	915	3,810	2,388

Commissions earned on brokered sales	120	96	428	369
Commissions paid on brokered sales	(51)	(48)	(207)	(191)

Gross profit on brokered sales	69	48	221	178

Selling and marketing expenses	(1,541)	(1,041)	(4,095)	(2,954)

Income (loss) from sales operations	220	(78)	(64)	(388)

General and administrative expenses	(499)	(439)	(1,464)	(1,292)
Interest and other income	211	391	847	1,152
Interest cost	(2,083)	(1,816)	(6,011)	(5,328)
Less: Interest capitalized	833	731	2,594	2,130

Interest expense	(1,250)	(1,085)	(3,417)	(3,198)
Gain on sale of real estate	—	(15)	—	3,964

Income before minority interest in Operating Partnership	1,766	665	5,048	6,176
Minority interest in Operating Partnership	(221)	(102)	(633)	(810)

Net income	$1,545	$563	$4,415	$5,366

Basic earnings per share	$0.23	$0.08	$0.66	$0.78

Diluted earnings per share	$0.22	$0.08	$0.65	$0.77

Weighted average common shares outstanding	6,786	6,626	6,722	6,922

Weighted average common shares and common share equivalents outstanding	6,891	6,675	6,809	6, 947

Dividends paid per share	$0.25	$0.25	$0.75	$0.75

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,415	$5,366
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,923	4,771
Amortization of discount on secured long-term notes payable	72	169
Amortization of deferred compensation – Forfeiture of Restricted Stock	139	—
Minority interest in Operating Partnership	633	810
Gain on sale of real estate	—	(3,964)
Changes in operating assets and liabilities, net	1,759	(2,844)

Net cash provided by operating activities	8,941	4,308

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	—	14,346
Capital replacements and improvements	(9,134)	(7,857)
Capitalized interest	(2,594)	(2,130)
Notes receivable advances	(45)	—
Collection of notes receivable	1,006	488
Principal collection and indemnifications on CMBS bonds	133	1,286

Net cash (used in) provided by investing activities	(10,634)	6,133

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (principal payments on) secured short-term financing	3,862	3,294
Proceeds from secured long-term notes payable	8,100	11,578
Principal payments on secured long-term notes payable	(4,230)	(13,164)
Payment of loan costs	(581)	(308)
Collections of escrowed funds	77	649
Repurchase of common stock	—	(6,938)
Payment of costs associated with equity issuance	(371)	—
Payment of costs associated with conversion of OP units	(93)	—
Collections of notes receivable on common stock purchases	458	31
Proceeds from stock options exercised	293	—
Proceeds from dividend reinvestment program	213	—
Proceeds from OP unit distribution reinvestment program	308	—
Payment of common stock dividends	(5,056)	(5,301)
Payment of distributions to minority interest in Operating Partnership	(699)	(783)

Net cash provided by (used in) financing activities	2,281	(10,942)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	588	(501)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	607	1,217

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,195	$716

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

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of common stock. After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of common stock in lieu of cash. At September 30, 2002, the Operating Partnership had 918,129 OP units outstanding, excluding those owned by ANL, and ANL owned 87% of the Operating Partnership. As of September 30, 2002, based on total home sites, 73% of our portfolio of manufactured home communities are located in Florida and 26% are located in Arizona.

B.      Presentation of Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

The accompanying consolidated financial statements of the Company have been prepared by management in good faith, however; these statements involve estimates that by definition are not precise, and actual results will differ from these estimates.

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

Rental Properties and Depreciation

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of September 30, 2002, based on periodic reviews, management believes that no impairments exist. No impairment losses were recognized for the three and nine months periods ended September 30, 2002 and 2001.

In 2001, the Company completed a comprehensive review of its real estate related depreciation including a property by property analysis accounting for 30% of the Company’s capitalized real estate costs. As a result of this review, the Company changed its estimate of the remaining useful lives for its land improvements and buildings. Prior to October 1, 2001, depreciation was computed using the straight-line method over an estimated useful life of 25 years for land improvements and buildings and 5 years for furniture and other equipment. Effective October 1, 2001, depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 30 to 45 years for buildings and 5 years for furniture and other equipment. These ranges were established through the comprehensive review and reflect, among other factors, the age of the asset at the time the change was made. We expect that this change in estimate will result in an increase in income from rental property operations and net income (after minority interest in Operating Partnership) of approximately $2,400,000, or $0.36 per basic share and $0.35 per diluted share, for the year ending December 31, 2002, as compared to the year ended December 31, 2001 in which the change in estimate was not effective until October 31, 2001.

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

The Company’s non-agency mortgage backed securities bonds (“MBS”) and commercial mortgage backed securities bonds (“CMBS”) were acquired at a significant discount to par value. The amortized cost of the non-agency MBS and CMBS bonds was equal to the outstanding principal amount net of unamortized discount and allowances for credit losses. Earnings from non-agency MBS and CMBS bonds are recognized based upon the relationship of cash flows received during the period and estimates of future cash flows to be received over the life of the bonds. The Company classifies its non-agency MBS and CMBS bonds as available-for-sale, carried at fair value in the financial statements. The Company generally estimates fair value of the non-agency MBS and CMBS bonds based on the present value of future expected cash flows of the bonds. The fair value of the non-agency MBS and CMBS bonds, based on the underlying assets that secure the bonds, are estimated using our best estimate of the future cash flows, capitalization rates and discount rates commensurate with the risks involved. The carrying amount of the MBS and CMBS assets at September 30, 2002 was $258,000 and is included in other assets.

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

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. For the three and nine month periods ended September 30, 2002 and 2001, advertising expenses were $294,000 and $822,000 and $199,000 and $673,000, respectively.

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

At September 30, 2002 the Company’s net operating loss (“NOL”) carryover was approximately $64,000,000 for the parent REIT entity and $2,060,000 for the Company’s consolidated taxable REIT subsidiaries. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of the Company’s REIT taxable income, and as a result, to reduce the amount that the Company is required to distribute to stockholders to maintain its status as a REIT. It does not, however, affect the tax treatment to shareholders of any distributions that the Company does make. The REIT’s and the consolidated taxable REIT subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2021, respectively.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding during each year. Diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 105,000 and 87,000 and 49,000 and 25,000, respectively, without regard to vesting restrictions on options issued. Vested and unvested stock options together with shares issued for non-recourse notes receivable totaling 227,000 and 258,000 shares and 344,000 and 447,000 shares for the three and nine months ended September 30, 2002 and 2001, respectively, have been excluded from diluted earnings per share as their effect would be anti-dilutive.

Stock-Based Compensation

Currently, we account for our stock option compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which results in no compensation expense for options issued with an exercise price equal to or exceeding the market value of our common stock on the date of the grant, instead of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which would result in compensation expense being recorded based on the fair value of the stock option compensation issued. Effective January 1, 2003, we expect that we will account for stock option compensation in accordance with SFAS 123 and expense all new stock option grants. We have not yet determined the effect of this change due to uncertainty in the number of shares subject to, and the value of, future options granted.

Dividend Reinvestment and Stock Purchase Plan

The Company initiated a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) on May 3, 2002 which allows shareholders to acquire additional shares of common stock by reinvesting some or all of the cash dividends paid on the Company’s outstanding common stock. In addition, under the Plan, monthly optional cash investments, which are subject to a minimum purchase amount of $250 and a maximum quarterly purchase limit of $5,000 per shareholder, are permitted without approval from the Board of Directors. Optional cash investments in excess of $5,000 per shareholder are subject to approval by the Board of Directors and no such investments were approved during the three or nine months ended September 30, 2002. Shares may be acquired pursuant to the Plan directly from the Company at a price equal to the average of the daily high and low sales prices of the Company’s common stock as reported on the New York Stock Exchange during the ten trading days prior to the date of the investment, less a possible discount determined by us of up to 5%, generally without payment of any brokerage commission or service charge by the investor. During the three and nine months ended September 30, 2002, 7,881 and 15,045 shares were issued at an average cost of $14.08 and $14.17 per share, respectively. The shares issued included shares issued to officers and directors on terms identical to those offered to third parties.

Capitalized Interest

Interest is capitalized on sites under development during periods of construction or development. The Company’s strategy is to master plan, develop and build substantially all of the homes sites in its communities. Accordingly, substantially all projects, exclusive of finished lots where the home is available for occupancy are undergoing active development. During the three and nine months ended

September 30, 2002 and 2001, capitalized interest was approximately $833,000 and $2,594,000 and $731,000 and $2,130,000 respectively.

Treasury Stock

The timing of stock purchases is at the discretion of management. During the three and nine months ended September 30, 2001, the Company repurchased 0 and 576,613 shares of common stock, respectively, at a weighted average stock price of $0 and $12.03 per share, respectively. No shares of common stock were repurchased during the three and nine months ended September 30, 2002.

Legal Contingencies

The Company is currently involved in certain legal proceedings. Liabilities related to legal contingencies are recognized when a loss is probable and reasonably estimable in accordance with Statements of Financial Accounting Standards No. 5.

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

D.      Real Estate

Real estate at September 30, 2002 and December 31, 2001 is as follows (in thousands):

	2002	2001

Land	$47,030	$43,818
Land improvements and buildings	175,931	167,415

	222,961	211,233
Less accumulated depreciation	(17,276)	(15,534)

Real estate, net	$205,685	$195,699

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities.

The Company’s real estate investment consists of buildings, land improvements, and land. Buildings consist primarily of the clubhouses at its manufactured housing communities maintained as amenities for tenant use. The Company estimates the useful life of buildings to be in the range of 30 to 45 years. A majority of the Company’s investment in land improvements consists of long-lived assets such as lateral infrastructure at its manufactured housing communities including sanitary sewer and storm water collection systems, potable water supply systems, roads and walkways. The balance of land improvements consists of assets with shorter lives such as marinas, fencing, swimming pools, spas, shuffleboard courts, tennis courts and other tenant amenities. The Company estimates the useful life of land improvements to be in the range of 5 to 75 years. The Company depreciates furniture and other equipment over a 5 year period. Land is not depreciated. These ranges were established through the comprehensive review and reflect, among other factors, the age of the asset at the time the change was made. We expect that this change in estimate will result in an increase in income from rental property operations and net income (after minority interest in Operating Partnership) of approximately $2,400,000, or $0.36 per basic share and $0.35 per diluted share, for the year ending December 31, 2002, as compared to the year ended December 31, 2001 in which the change in estimate was not effective until October 1, 2001.

During the three and nine month periods ended September 30, 2001, the Company sold to unrelated third parties three properties containing 604 developed home sites. Cash proceeds of approximately $14,546,000 were used to repay all of the Company’s short-term indebtedness then outstanding and a portion of the Company’s other outstanding indebtedness. The Company recognized an aggregate gain of approximately $3,964,000 on the disposition of these properties, each of which were sold at a gain.

E.      Home Sales Business

The Company owns an inventory of developed vacant sites within our portfolio of manufactured housing communities. In addition, the Company owns undeveloped land that is contiguous to existing occupied communities. The Company’s home sales business seeks to convert this inventory of unleased land into leased sites with long-term cash flows. For the three and nine month periods ended September 30, 2002, the Company’s home sales business resulted in an additional 84 and 217, respectively, new home sites being leased and occupied with new homes, compared to 60 and 166, respectively, during the three and nine month periods ended September 30, 2001, an increase of 40% and 31%, respectively.

F.      Secured Long-Term Notes Payable

	September 30, 2002	December 31, 2001

Fixed rate, ranging from 6.5% to 8.75%, fully amortizing, non-recourse notes maturing at various dates from 2018 through 2020.	$72,249	$80,257
Fixed rate, ranging from 7.4% to 8.2%, partially amortizing, non-recourse notes maturing at various dates from 2007 through 2011	17,492	11,505
Variable rate, at LIBOR plus 300 basis points with a 6.5% floor, non-recourse notes maturing in 2005 and 2007	8,098	—
Recourse fully-amortizing note discounted at 7.0%, maturing in June 2002.	—	2,135

	$97,839	$93,897

On September 19, 2002, the Company closed a non-recourse loan secured by a property in Florida that provided an initial advance of $2,800,000 and additional advances of an aggregate $5,200,000 that are available based primarily upon attaining increased occupancy levels. The loan bears interest at a rate equal to the thirty-day London Interbank Offered Rate (“LIBOR”) plus 300 basis points, subject to a floor of 6.5% and a ceiling of 10%. This interest only loan matures in April of 2007.

On June 26, 2002, the Company closed a non-recourse loan secured by a property in Arizona that provided an initial advance of $2,600,000 and additional advances of an aggregate of $2,100,000 that are available based primarily upon attaining increased occupancy levels. The loan bears interest at the thirty-day London Interbank Offered Rate (“LIBOR”) plus 300 basis points, subject to a floor of 6.5% and a ceiling of 10%. This interest only loan matures in July of 2007.

On June 26, 2002, the Company closed a non-recourse loan secured by a property in Arizona totaling $900,000. The loan bears interest at the thirty-day LIBOR plus 300 basis points, subject to a floor of 6.5% and a ceiling of 10%. This loan matures in July of 2005 and payments are predicated upon a twenty-five year amortization schedule.

On February 1, 2002, the Company closed a non-recourse loan secured by a property in Florida that provided an initial advance of $1,800,000 and additional advances of an aggregate of $1,900,000 that are available based primarily upon attaining increased occupancy levels. The loan bears interest at the thirty-day London Interbank Offered Rate (“LIBOR”) plus 300 basis points, subject to a floor of 6.5% and a ceiling of 10%. This interest only loan matures in February of 2007.

G.      Secured Short-Term Financing

The Company has a revolving line of credit with a bank with a total commitment of $17,000,000 that bears interest at the bank’s “Reference Rate” (4.75% at September 30, 2002). The line of credit is secured by real property and improvements located in St. Lucie County, Florida and Maricopa County, Arizona with a net book value of $30,403,000. The revolving line of credit matures in May 2003. At September 30, 2002, $9,328,000 was outstanding and $7,672,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder. Based upon the application of these covenants as of September 30, 2002, approximately $3,175,000 was available to the Company.

The Company has a floor plan line of credit with a floor plan lender providing a credit facility of $8,500,000 with a variable interest rate linked to the prime rate and spreads varying from 1% to 1.75%, depending on the manufacturer and age of the inventory. Individual advances mature as early as 360 days or have no stated maturity, based upon the manufacturer. Amounts outstanding are nonrecourse to the Company for the period of time the financed home is subject to a repurchase agreement with the manufacturer of the home. This floor plan line of credit is secured by inventory located in the Company’s manufactured housing communities with a net book value of approximately $6,372,000. At September 30, 2002, $5,153,000 was outstanding and $3,347,000 was available under the floor plan credit facility to acquire additional amounts of qualified inventory.

On March 1, 2002, the Company’s former floor plan lender notified the Company of its election to exit the floor plan lending business nationwide. This recourse floor plan line of credit bears interest at the lender’s prime rate plus amounts ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. Our obligations existing as of September 30, 2002 will mature the earlier of the date of sale of a home financed pursuant to the floor plan or April 2003. This floor plan line of credit is secured by inventory located in the Company’s manufactured housing communities with a net book value of approximately $3,644,000. At September 30, 2002, $2,632,000 was outstanding under this floor plan credit facility.

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

The Company enters into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of manufactured housing communities. The remaining unpaid balance of these contracts at September 30, 2002 is approximately $600,000.

The Company has agreed to invest up to an additional $680,000 in a real estate joint venture in four equal, annual installments of $170,000 of which no payments have been disbursed as of September 30, 2002.

In connection with the Company’s acquisition of a manufactured home community, the Company entered into an earn-out agreement with respect to 142 unoccupied home sites. The Company advances an additional $16,500 pursuant to the earn-out agreement for each newly occupied home site either in the form of cash or 946 OP Units, as determined by the seller. During each of the three and nine months ended September 30, 2002 and 2001, the Company advanced $66,000 and $132,000 and $0 and $66,000, respectively, in cash for newly occupied home sites. At September 30, 2002, there were 86 unoccupied home sites remaining subject to the earn-out.

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

•	Secured long-term notes payable - based upon borrowing rates currently available to the Company, the carrying value of secured long-term notes payable approximates their fair value.

K.      Common Stock and Dividends

Officer Stock Loans and Restricted Stock

The Company has provided loans originating in 1999 and 2001 to three of its executive officers in an amount equal to the total cash required to purchase common stock in the Company at the then prevailing market prices. These loans have a 10-year maturity, are 25% recourse to the executive officer, bear interest at 7.5% and are secured by the stock acquired with the proceeds from the loan. During the three months ended September 30, 2002, an officer who had separated from the Company repaid the balance due in full in accordance with the terms of the loan. As of September 30, 2002, the total balance outstanding on loans made to two officers secured by Company common stock was $857,000 and principal and interest payments made on these obligations during the three and nine months ended September 30, 2002 and 2001 were $458,000 and $530,000, and $38,000 and $105,000 respectively, and the loans are current with respect to principal and interest.

In February 2002, the Company issued approximately 22,000 restricted shares of common stock to certain executive officers and management. The restricted stock was issued at the fair value of the common stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and shall be subject to a risk of forfeiture within the vesting periods of four years. During the three and nine months ended September 30, 2002, 5,288 unvested shares of previously issued restricted common stock were forfeited to the Company resulting in a $71,000 reduction of deferred compensation on restricted stock. The fair value of the restricted stock of $223,000 will be amortized as compensation expense over the vesting period. As of September 30, 2002, $37,000 has been amortized to expense.

In February 2001, the Company issued approximately 30,000 restricted shares of common stock to certain executive officers. The restricted stock was issued at the fair value of the common stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and shall be subject to a risk of forfeiture within the vesting periods of 4 to 5 years. The fair value of the remaining restricted stock of $300,000 will be amortized to compensation expense over the vesting period. As of September 30, 2002, $56,000 has been amortized to expense.

Total compensation expense charged to income related to restricted share awards was $51,000 and $157,000 and $19,000 and $47,000 for the three and nine months ended September 30, 2002 and 2001, respectively.

Dividends

The Company’s dividend is set quarterly by the Company’s Board of Directors and is subject to change or elimination at any time. During the three and nine month periods ended September 30, 2002 and 2001, the Company paid quarterly dividends on common stock of $0.25 per share, totaling $1,705,000 and $5,056,000 and $1,679,000 and $5,301,000, respectively.

L.      Certain Relationships and Related Transactions

Brandywine Financial Services Corporation provided back office support both to our communities and our corporate office located in Florida until March 31, 2002. Mr. Moore, a director of the Company, owns 50% of Brandywine Financial Services as of September 30, 2002. Brandywine Financial Services received fees of $0 and $56,000 and $90,000 and $270,000, respectively, for services provided during the three and nine months periods ended September 30, 2002 and 2001. Pursuant to the Company’s consolidation of its offices from Chadds Ford, Pennsylvania and Denver, Colorado to Clearwater, Florida, the Company now performs these functions out of its Clearwater office. Effective March 31, 2002, Brandywine Financial Service’s services to the Company were terminated.

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

In October 2002, the FASB issued Statement of Accounting Standard No.147, Acquisitions of Certain Financial Institutions (“SFAS 147”), which provides guidance on the accounting for the acquisition of a financial institution, which had previously been addressed in FASB Statement of Accounting Standard No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. The Company’s adoption of SFAS 147 on October 1, 2002 did not have a material effect on the Company’s results of operations.

N.      Subsequent Events

The Company’s dividend is set quarterly and is subject to change or elimination at any time. On October 29, 2002, the Board of Directors declared a quarterly cash dividend of $0.25 per common share for the quarter ended September 30, 2002, payable on November 21, 2002, to shareholders of record on November 11, 2002. Shareholders may reinvest the dividends paid under the Dividend Reinvestment and Stock Purchase Plan that was adopted in May of 2002. The Plan allows shareholders to acquire additional shares of common stock by reinvesting some or all of the cash dividends paid on the Company’s outstanding common stock.

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

Portfolio Summary

	Operational Home sites		Developed Home sites	Undeveloped Home sites	RV Sites	Total

As of December 31, 2001	5,855		1,065	1,896	129	8,945

Properties developed	—		353	(353)	—	—

New lots purchased	—		3	—	—	3

Lots sold	—		(1)	—	—	(1)

New Leases originated	217		(217)	—	—	—

As of September 30, 2002	6,072	(1)	1,203	1,543	129	8,947

(1)	As of September 30, 2002, 5,936 of theses operational home sites were occupied.

Occupancy Roll Forward

	Occupied Home sites	Operational Home sites	Occupancy

As of December 31, 2001	5,756	5,855	98.3%

New home sales	217	217

Used home sales	8	—

Used homes acquired	(17)	—

Homes removed from previously leased sites	(28)	—

As of September 30, 2002	5,936	6,072	97.8%

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

For the three and nine month periods ended September 30, 2002 and 2001, our FFO was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Income before minority interest in Operating Partnership	$1,766	$665	$5,048	$6,176
Real estate depreciation	606	1,454	1,880	4,623
Gain on sale of real estate	—	15	—	(3,964)

Funds From Operations (FFO)	$2,372	$2,134	$6,928	$6,835

Weighted average common shares and OP Units Outstanding	7,805	7,720	7,753	7,992

For the nine months ended September 30, 2002 and 2001, net cash flows were as follows (in thousands):

	Nine Months Ended September 30,

	2002	2001

Cash provided by operating activities	$8,941	$4,308
Cash (used in) provided by investing activities	(10,634)	6,133
Cash provided by (used in) financing activities	2,281	(10,942)

RESULTS OF OPERATIONS FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2002

Comparison of Three Months Ended September 30, 2002 to Three Months Ended September 30, 2001

Rental Property Operations

Rental and other property revenues from our owned properties totaled $6,133,000 for the three months ended September 30, 2002 compared to $5,603,000 for the three months ended September 30, 2001, an increase of $530,000 or 9.5%. The increase was primarily a result of (i) rental increases at our communities, (ii) increases in the pass on of property tax increases to tenants and (iii) the origination of leases of new home sites at our development properties.

Property operating expenses from our owned properties totaled $2,443,000 for the three months ended September 30, 2002 compared to $2,258,000 for the same period in 2001, an increase of $185,000 or 8.2%. The increase is primarily attributable to increases in property taxes, personnel costs and increased operating costs associated with golf courses located at our properties. The expense increase attributable to same store was approximately $119,000 and the remaining $66,000 in increased expenses was attributable to golf operations driven by the operation of one course in the 2002 period that was not operating in the 2001 period when it was being expanded from nine to eighteen holes.

Depreciation expense was $606,000 during the three months ended September 30, 2002 compared to $1,454,000 during the same period in 2001. The reduction was a result of the change in estimate for useful lives made in the fourth quarter of 2001 offset by increases in depreciable property attributable to the continued development of previously undeveloped home sites.

Same store revenues for the three months ended September 30, 2002, increased by 9.4% from the three months ended September 30, 2001. Expenses related to those revenues increased 6.8% over that same period. Same store net operating income increased 10.6% for the three months ended September 30, 2002 compared to the results of operations for the three month period ended September 30, 2001. Our same store base included 98% of our portfolio as measured in leased home sites.

Home Sales Business

Revenues for the home sales business totaled $6,603,000 for the three months ended September 30, 2002 as compared to $4,447,000 for the three months ended September 30, 2001, with the increase driven by higher unit volumes and increased average selling prices. Units sold totaled 84 for the three months ended September 30, 2002 compared to 60 units for the three month period ended September 30, 2001, an increase of 40%. The average selling price of new homes closed was $78,000 and $72,000, respectively for the three months ended September 30, 2002 and 2001, an increase of 8.3%. Total cost of sales for the three months ended September 30, 2002 was $4,911,000 compared to $3,532,000 for the three months ended September 30, 2001. Resulting margin increases are attributable to product mix, reduced sales discounts driven by lower average age of homes sold, and increased supplier rebates due to increased volume. Selling and marketing expenses in the 2002 period increased $500,000 from the 2001 period primarily as a result of increased commissions associated with increased unit volume of home sales, increased marketing costs for newly constructed subdivisions within existing communities, increased staff levels and an expanded home sales operation serving one community in advance of contracts closing for a new subdivision within the community.

We reported income of $220,000 for the three month period ended September 30, 2002 compared to a loss of $78,000 for the three month period ended September 30, 2001 from the home sales business, as determined in accordance with accounting principles generally accepted in the United States.

We evaluate our home sales business on the same return on investment basis that we use for acquiring stabilized communities. (For purposes of this analysis, the Company has excluded the profits of its used home sales and brokerage activities because the Company would continue to operate the used home sales and brokerage activities independent of its new home sales business. These activities represent businesses that would continue in filled, stabilized communities. Excluding the benefit of these activities provides a more precise measure of the operating results attributable to the new home sales business on a proforma basis.)

For the three month periods ended September 30, 2002 and 2001, the Company has included the following in its analysis:

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001

Reported net income (loss)	$220,000	($78,000)
Used home sales and brokerage business income	($90,000)	($82,000)

Adjusted income (loss) for proforma analysis	$130,000	($160,000)

The leases facilitated by the home sales business during the three month periods ended September 30, 2002 and 2001 are estimated to provide a first year return on investment of 13.8% and 12.8%, respectively, as shown below based upon unaudited pro forma information:

		Three Months Ended September 30, 2002	Three Months Ended September 30, 2001

Sites Leased		84	60

Estimated first year annualized profit on leases originated during 2002 (1)	A	$266,000	$169,000

Costs, including development costs of sites leased		($2,054,000)	($1,162,000)
Home sales income (loss) attributable to sites leased		130,000	(160,000)

Total costs incurred to originate ground leases	B	($1,924,000)	($1,322,000)

Estimated first year annualized return on investment	A/B	13.8%	12.8%

(1)	We estimate the expenses for the first lease year attributable to the new sites leased, on average, as 50% of the actual per site expenses realized at the community. Since our new lease originations are within communities that have stabilized operations, the lower expense ratio is a result of achieving better operating leverage against fixed costs such as common area maintenance (including clubhouses) and community management personnel.

General and Administrative Expenses

During the three months endedSeptember 30, 2002 and 2001, general and administrative expenses were $499,000 and $439,000, respectively. The increase is as a result of increases in deferred compensation expense for restricted stock awards, additional printing cost relating to proxy and annual report, and property and casualty insurance costs.

Interest and Other Income

During the three months ended September 30, 2002 and 2001, interest and other income were $211,000 and $391,000, respectively. The decrease in income is related to a decrease in certain earning assets as a result of the collection of the underlying principal balance, and a reduction in interest earned with respect to CMBS bonds, offset by an increase in the interest rate on a note receivable.

Interest Expense

During the three months ended September 30, 2002 and 2001, interest expense was $1,250,000 and $1,085,000, respectively, which are net of capitalized interest of $833,000 and $731,000, respectively. The increase in interest expense is primarily a result of increases in the amount of long term debt outstanding, higher short term balances outstanding, and reductions in interest capitalized as a result of increased home sales. These factors were offset by scheduled amortization of long term debt and lower interest rates on short-term debt.

RESULTS OF OPERATIONS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2002

Comparison of Nine Months Ended September 30, 2002 to Nine Months Ended September 30, 2001

Rental Property Operations

Rental and other property revenues from our owned properties totaled $18,076,000 for the nine months ended September 30, 2002 compared to $17,233,000 for the nine months ended September 30, 2001, an increase of $843,000 or 4.9%. The increase was primarily a result of rental increases at our communities and the origination of leases of new home sites at our development properties offset by the sale of three properties in the first quarter of 2001.

Property operating expenses from our owned properties totaled $7,050,000 for the nine months ended September 30, 2002 compared to $6,672,000 for the same period in 2001, an increase of $378,000 or 5.7%. The increase is primarily attributable to property taxes, property and casualty insurance, utility expenses, personnel costs and increased operating costs associated with golf courses located at our properties, offset by the sale of three properties in the first quarter 2001.

The Company owned a leasehold interest in two of the properties sold in 2001. These two properties reflected lower operating margins as compared to properties owned in fee simple since ground lease payments were included as property operating expenses. The sale of these properties and savings in property management overhead served to improve operating margins in 2002 compared to 2001.

Depreciation expense was $1,880,000 during the nine months ended September 30, 2002 compared to $4,623,000 during the same period in 2001. The reduction was a result of the change in estimate for useful lives made in the fourth quarter of 2001 and the sale of three properties in the first quarter of 2001, offset by increases in depreciable property attributable to the continued development of previously undeveloped home sites.

Same store revenues for the nine months ended September 30, 2002, increased by 7.5% from the nine months ended September 30, 2001. Expenses related to those revenues increased 6.6% over that same period. Same store net operating income increased 7.9% for the nine months ended September 30, 2002 compared to the results of operations for the nine month period ended September 30, 2001. Our same store base included 98% of our portfolio as measured in leased home sites.

Home Sales Business

Revenues for the home sales business totaled $15,965,000 for the nine months ended September 30, 2002 as compared to $11,784,000 for the nine months ended September 30, 2001, with the increase driven by higher unit volumes and increased average selling prices. Units sold totaled 217 for the nine months ended September 30, 2002 compared to 166 units for the nine month period ended September 30, 2001, an increase of 31%. The average selling price of new homes closed was $74,000 and $68,000, respectively for the nine months ended September 30, 2002 and 2001, an increase of 8.8%. Total cost of sales for the nine months ended September 30, 2002 was $12,155,000 compared to 9,396,000 for the nine months ended September 30, 2001. Resulting margin increases are attributable to product mix, reduced sales discounts driven by lower average age of homes sold, and increased supplier rebates due to increased volume. Selling and marketing expenses in the 2002 period increased $1,141,000 from the 2001 period primarily as a result of increased commissions associated with increased unit volume of home sales, increased marketing costs for newly constructed subdivisions within existing communities, increased staff levels and an expanded home sales operation serving one community in advance of contracts closing for a new subdivision within the community.

We reported a loss from the home sales business of $64,000 and $388,000 for the nine month periods ended September 30, 2002 and 2001, respectively, as determined in accordance with accounting principles generally accepted in the United States.

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

For the nine month periods ended September 30, 2002 and 2001, the Company has included the following in its analysis:

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001

Reported net loss	$64,000	$388,000
Used home sales and brokerage business income	$280,000	$227,000

Adjusted loss for proforma analysis	$344,000	$615,000

The leases facilitated by the home sales business during the nine month periods ended September 30, 2002 and 2001 are estimated to provide a first year return on investment of 12.3% and 12.5%, respectively, as shown below based upon unaudited pro forma information:

		Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001

Sites Leased		217	166

Estimated first year annualized profit on leases originated during 2002 (1)	A	$646,000	$463,000

Costs, including development costs of sites leased		$4,893,000	$3,098,000
Home sales loss attributable to sites leased		344,000	615,000

Total costs incurred to originate ground leases	B	$5,237,000	$3,713,000

Estimated first year annualized return on investment	A/B	12.3%	12.5%

(1)	We estimate the expenses for the first lease year attributable to the new sites leased, on average, as 50% of the actual per site expenses realized at the community. Since our new lease originations are within communities that have stabilized operations, the lower expense ratio is a result of achieving better operating leverage against fixed costs such as common area maintenance (including clubhouses) and community management personnel.

General and Administrative Expenses

During the nine months endedSeptember 30, 2002 and 2001, general and administrative expenses were $1,464,000 and $1,292,000 respectively. The increase is as a result of increases in deferred compensation expense for restricted stock awards, salaries and benefit costs, and property and casualty insurance costs.

Interest and Other Income

During the nine months ended September 30, 2002 and 2001, interest and other income was $847,000 and $1,152,000 respectively. The decrease in income is related to a decrease in certain earning assets as a result of the collection of the underlying principal balance, and a reduction in interest earned with respect to CMBS bonds, offset by an increase in the interest rate on a note receivable.

Interest Expense

During the nine months ended September 30, 2002 and 2001, interest expense was $3,417,000 and $3,198,000, respectively, which are net of capitalized interest of $2,594,000 and $2,130,000, respectively. The increase in interest expense is primarily a result of increases in the amount of long term debt outstanding; higher short term debt outstanding; development expenditures made in advance of home sales; and a new floor plan facility on home sales inventory, all offset by scheduled amortization of long term debt; increased capitalized interest and lower interest rates on short-term debt.

Gain on Sale of Real Estate

During the nine months ended September 30, 2002, no real estate assets were sold. During the nine months ended September 30, 2001, three properties were sold resulting in net proceeds in excess of carrying value. The Company recognized an aggregate gain of approximately $3,964,000 on the disposition of these properties, each of which were sold at a gain.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, we had cash and cash equivalents of $1,195,000. Our principal activities that demand liquidity include our normal operating activities; payments of principal and interest on outstanding debt; acquisitions of, and additional investments in, properties; and payments of dividends to stockholders and OP Unitholders. The Company expects to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. The available credit under our line of credit totaled $7,672,000; however, the availability of funds to the Company under our line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants. Based upon the application of these covenants as of September 30, 2002, approximately $3,175,000 was available to the Company. At September 30, 2002, the availability under our floor plan totaled $3,347,000 to acquire additional amounts of qualified inventory. In the event that cash provided by operating activities is reduced or if access to short term borrowing sources becomes restricted, the Company will be required to reduce or eliminate expenditures for the continued development of its communities and/or reduce its dividend.

We expect to meet our liquidity requirements in excess of 12 months through a variety of sources including cash generated by operations, long-term and short-term secured and unsecured borrowings, and the issuance of equity securities.

Our ability to access secured and unsecured borrowings as a source of liquidity is dependent upon factors outside of our control including economic trends that impact the availability of credit from lending sources we currently utilize. Our ability to issue additional equity securities (including the issuance by the Operating Partnership of OP Units) is dependent upon factors outside of our control including returns available on alternative investments and other economic factors. The extent of cash generated by our operations is dependent upon our ability to operate the existing portfolio of revenue earning sites at margins comparable to past results and to originate new earning sites through new lease originations generated by our home sales business. Our ability to generate cash through the operation of the current portfolio is dependent upon our ability to acquire the goods and services required to operate the portfolio at costs that increase no more than increases realized in prior years, the continued absence of natural disasters, such as hurricanes, that would disrupt the flow of rental income for an undeterminable time period and other factors. Our ability to generate cash through the origination of new earning sites is dependent upon our ability to market effectively to our target customers, to originate contracts for sale of homes at our properties, thereby generating income producing leases and to develop the undeveloped land within our portfolio in a timely fashion, on a cost effective basis, and as warranted by home sales.

Operating Activities

Our net cash provided by operating activities was $8.9 million during the nine months ended September 30, 2002 compared to $4.3 million during the same period in 2001. The $4.6 million increase was primarily the result of:

•	$4.6 million increase in cash from changes in operating assets and liabilities,

•	$0.3 million increase in earnings before depreciation, amortization, minority interest, and gain on sale of real estate.

Investing Activities

During the nine months ended September 30, 2002, the net cash used in investing activities was $10.6 million, compared with net cash provided of $6.1 million during the same period in 2001. The $16.7million decrease is primarily due to:

•	$14.3 million decrease in proceeds related to the sale of real estate in 2001 that did not reoccur in 2002,

•
$1.7 million in additional expenditures for capital replacements, improvements and capitalized interest in the 2002 period as compared to the 2001 period, primarily related to the continued development of unleased sites,

•	$1.2 million in decreased collections on CMBS bonds for the 2002 period as compared to the 2001 period, offset by

•	$0.5 million increase on collection of notes receivable.

Financing Activities

Net cash provided by financing activities was $2.3 million for the nine month period ended September 30, 2002 compared with the same period in 2001 in which $10.9 million was used by financing activities. The $13.2 million increase in cash provided by financing activities is primarily related to:

         Increases

•	$0.6 million in net proceeds from secured short-term financing in the 2002 period,

•	$8.9 million decrease in principal payments on long-term notes payable,

•	$6.9 million for the repurchase of common stock in the 2001 period which did not reoccur during 2002,

•	$0.3 million in proceeds from dividend reinvestment program in the 2002 period,

•	$0.3 million in proceeds from the exercise of stock options,

•	$0.4 million in proceeds from the collections of notes receivable on common stock purchases,

•	$0.2 million decrease in dividends paid in the 2002 period compared to the prior period due to a smaller number of shares outstanding, and

•	$0.3 million in proceeds relating to OP Unit issuance in the 2002 period.

         Decreases

•	$3.5 million less in proceeds from the issuance of long-term notes payable in the 2002 period,

•	$0.6 million decrease in collection of escrow funds in 2002 compared to 2001, and

•	$0.6 million in loan costs and costs associated with equity issuance.

Dividends and Distributions

The Company’s dividend is set quarterly by the Company’s Board of Directors and is subject to change or elimination at any time.

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

Historically, the combination of dividend payments, capital expenditures, capitalized interest and debt repayment has exceeded funds provided from operating activities and the Company has funded a portion of these expenditures from debt financings. However, there is no assurance that it will be able to continue to do so on terms deemed acceptable in the future. In the event that the Company is unable to do so or decides not to pursue such financing source, it will be required to reduce or eliminate the dividend, reduce or eliminate capital expenditures, or both.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk is changes in interest rates relating to our various debt instruments and borrowings. The following is a discussion of the potential impact of changes in interest rates on our debt instruments.

We have $72 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $17.5 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed. We have repricing and refunding risks as to the unpaid balance on these notes of $14.5 million due at maturity between 2007 and 2011.

We have $8.1 million of interest only, non-recourse, secured long-term notes payable. These are variable rate loans at 30 day LIBOR plus 3%, with a floor of 6.5% and a ceiling of 10%. If the lender’s LIBOR rate was greater than 3.5% and LIBOR increased immediately by 1%, then our annual net income and cash flows would decrease by $81,000 due to an increase in interest expense based on the outstanding balance at September 30, 2002. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have an additional recourse, secured line of credit that bears interest at the Bank’s “Reference Rate.” As of September 30, 2002, the outstanding balance was $9.3 million. If the Bank’s “Reference Rate” increased immediately by 1%, then our annual net income and cash flows would decrease by $93,000 due to an increase in interest expense on this line of credit, based on the outstanding balance at September 30, 2002. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

We have a recourse, secured floor plan facility that bears interest at the lender’s prime rate plus amounts ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. If the lender’s prime rate increased immediately by 1%, then our annual net income and cash flows would decrease by $52,000 due to an increase in interest expense on this line of credit, based on the $5.2 million outstanding balance at September 30, 2002. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

Item 4.	CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

         (b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

PART II
OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of the Company’s stockholders was held on July 31, 2002. At the meeting, the following matters were approved by stockholders:

	For	Against	Abstention and -vote

Election of Thomas L. Rhodes as Director	6,412,099	118,954	0
Election of Bruce E. Moore as Director	6,412,099	118,954	0
Ratification of independent auditors	6,461,033	43,318	26,702
Approval of the issuance to Company officers and directors of shares of common stock and / or OP Units on the same terms and conditions as other offerees	4,045,608	409,360	2,076,085
Approval of the issuance of OP Units from time to time	3,701,877	505,367	2,323,809

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:

Exhibit No.	Description

2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of June 2, 2000, by and between the Registrant and Commercial Assets, Inc. (incorporated herein by reference to Annex A to the Registrant’s Joint Proxy Statement/Prospectus dated June 13, 2000, Commission File No. 1-9360, filed on June 13, 2000).

2.2	Assignment of Agreement of Sale dated as of June 1, 1998, between Community Acquisition Joint Venture and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 2.6(b) to the Registrant’s Current Report on Form 8-K dated May 29, 1998, Commission File No. 1-9360, filed on June 12, 1998).

2.3	Contribution Agreement dated effective as of January 1, 2000, by and among Asset Investors Operating Partnership, L.P., CADC Holding L.L.C. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.8 to the Registrant’s Current Report on Form 8-K dated January 31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

2.4	Purchase and Sale Agreement dated effective as of January 1, 2000, by and between Asset Investors Operating Partnership, L.P. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.8(a) to the Registrant’s Current Report on Form 8-K dated January 31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

2.5	Purchase and Sale Agreement dated effective as of January 1, 2000, by and between Prime Forest Partners and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.8(b) to the Registrant’s Current Report on Form 8-K dated January 31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

2.6	Purchase and Sale Agreement dated effective as of January 1, 2000, by and between Asset Investors Operating Partnership, L.P. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.8(c) to the Registrant’s Current Report on Form 8-K dated January 31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

2.7	Asset Purchase Agreement dated effective as of January 1, 2000, by and between AIC Homesales Corp. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.8(d) to the Registrant’s Current Report on Form 8-K dated January 31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

2.8	Acquisition Agreement, dated effective as of January 1, 2000, by and among AIC Community Management Holding Corp., AIC Management Holdings, LLC and Community Management Investors Corporation (incorporated herein by reference to Exhibit 10.0 to the Registrant’s Current Report on Form 8-K dated January 19, 2000, Commission File No. 1-9360, filed on January 31, 2000).

2.9	Promissory Note, dated January 1, 2000, by and among AIC Community Management Holding, LLC, Manufactured Housing Corp. and Community Management Investors Corporation (incorporated herein by reference to Exhibit 10.1(a) to the Registrant’s Current Report on Form 8-K dated January 19, 2000, Commission File No. 1-9360, filed on January 31, 2000).

3.1	Second Amended and Restated Certificate of Incorporation of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2000, Commission File No. 1-9360, filed on April 2, 2001).

3.2	Third Amended and Restated By-laws of American Land Lease, Inc (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2002, Commission File No. 1-9360, filed on August 14, 2002).

4.1	Waiver regarding stock ownership restrictions between the Registrant and Terry Considine dated August 11, 2000 (incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2000, Commission File No. 1-9360, filed on April 2, 2001).

4.2	Waiver regarding stock ownership restrictions between the Registrant and Asset Investors

Operating Partnership, L.P. dated August 11, 2000 (incorporated herein by reference to Exhibit 4.2 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2000, Commission File No. 1-9360, filed on April 2, 2001).

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

10.21	Assignment of Agreement of Sale dated June 28, 1999, between Community Acquisition and Development Corporation and CAX La Casa Blanca, L.L.C. (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K dated June 30, 1999, Commission File No. 1-2262, filed on July 14, 1999).

10.22	Assignment of Agreement of Sale dated June 28, 1999, between Community Acquisition and Development Corporation and CAX La Casa Blanca East, L.L.C. (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K dated June 30, 1999, Commission File No. 1-2262, filed on July 14, 1999).

10.23	Promissory Note dated June 30, 1999 between CAX La Casa Blanca East, L.L.C. and White Gregg, L.L.C. (incorporated herein by reference to Exhibit 10.14 to Commercial Assets, Inc.’s Current Report on Form 8-K dated June 30, 1999, Commission File No. 1-2262, filed on July 14, 1999).

10.24	Receipt, Release and Settlement Agreement, dated as of August 13, 1999, between the Registrant, Casa Encanta MHP, L.L.C., Southern Palms MHP, L.L.C., Norman Andrus, and the Norman Andrus Irrevocable Trust (incorporated herein by reference to Exhibit 10.11(b) to the Registrant’s Current Report on Form 8-K dated August 13, 1999, Commission File No. 1-2262, filed on August 30, 1999).

10.25	Form of Assignment and Assumption of Membership Interest (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K dated August 13, 1999, Commission File No. 1-2262, filed on August 30, 1999).

10.26	Secured Promissory Note dated April 18, 2000 between Joseph Gaynor and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2001, Commission File No. 1-9360, filed on May 15, 2001).

10.27	Secured Promissory Note dated January 2, 2001 between Shannon E. Smith and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2001, Commission File No. I-9360, filed on May 15, 2001).

21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2001, Commission File No. 1-9360, filed on April 1, 2002).

99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.2	Certification of COO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.3	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

The following Current Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LAND LEASE INC. (Registrant)
Date: November 5, 2002	By	/s/ SHANNON E. SMITH

Shannon E. Smith Chief Financial Officer

I, Terry Considine, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Land Lease;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	/s/ TERRY CONSIDINE

Chief Executive Officer

I, Robert G. Blatz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Land Lease;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	/s/ ROBERT G. BLATZ

President and Chief Operating Officer

I, Shannon E. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Land Lease;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002	/s/ SHANNON E. SMITH

Chief Financial Officer