Form 10-K
period 2002-12-31
AMERICAN LAND LEASE INC
filed 2003-03-26
CIK 804138

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 1-9360

AMERICAN LAND LEASE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84-1500244 (I.R.S. Employer Identification No.)

29399 U.S. Hwy 19 North Suite 320 Clearwater, Florida (Address of Principal Executive Offices)	33761 (Zip Code)

Registrant’s telephone number, including area code: (727) 726-8868

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class Common Stock, par value $.01 per share	Name of Each Exchange on Which Registered New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)
Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, was approximately $67 million as of June 30, 2002. As of February 28, 2003, there were 6,970,679 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10–K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Proxy Statement for the registrant’s 2003 Annual Meeting of Stockholders to be held on May 28, 2003 are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMERICAN LAND LEASE, INC.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2002

14.	Controls and Procedures	34

15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	35

i

PART I

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this report, our Annual Report to Stockholders and our filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as well as information communicated orally or in writing between the dates of these SEC filings, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include projections relating to our cash flow, dividends, anticipated returns on real estate investments and opportunities to acquire additional communities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, and performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of home sites; competition; the availability of real estate assets at prices which meet our investment criteria; our ability to reduce expense levels, implement rent increases, use leverage and other risks set forth in our SEC filings. In addition to the risks above, the Company’s continued qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the documents the Company files from time to time with the Securities and Exchange Commission.

Item 1.             Business

In this report, the words “the Company,” “we,” “our,” “ANL” and “us” refer to American Land Lease, Inc., a Delaware corporation, our predecessor, Asset Investors Corporation, and, where appropriate, our subsidiaries.

Company Background

American Land Lease, Inc., a Delaware corporation, is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the ownership, development, expansion, management and acquisition of residential land lease communities. Residential land lease communities own home sites that are leased to owners of homes situated on the leased land and own various amenities provided for common use by the homeowners. The amenities often consist of a clubhouse, pool, tennis courts, golf course, marina and other features that support the lifestyle of the community. The communities consist of one or more subdivisions with features comparable to any typical residential subdivision, including central entrances, paved streets, signage, and in some instances sidewalks. We collect various amounts from the homeowners in our communities related to the lease of the home site, use of common facilities and areas, maintenance of lawns and common areas, collection of trash, providing water and wastewater services, payment of ad valorem taxes, operation of security services and maintenance of common infrastructure. The extent of the services provided varies by community.

As of December 31, 2002, we held interests as owner or ground lessee in 29 residential land lease communities including one recreational vehicle park with an approximate total of 6,090 operational home sites, 1,123 developed home sites, 1,543 undeveloped home sites and 129 recreational vehicle sites. An operational home site is defined as a home site that is or has been occupied by a home owned by a resident. A developed home site is defined as a home site for which infrastructure is complete, but either a home has not yet been constructed or the home constructed has not been occupied by a resident. An undeveloped home site is defined as a planned home site for which infrastructure is not complete. A recreational vehicle site is defined as a site that is equipped to allow a recreational vehicle to connect to water and electricity.

In support of the development, redevelopment, and expansion of our residential land lease communities, we are engaged, through a taxable subsidiary corporation, in the sale of homes to future residents. The home sales business is operated like other homebuilders with model home centers, an inventory of completed homes and the ability to supply custom designed homes based upon the requirements of the new homeowner.

In May 1997, ANL contributed its net assets to Asset Investors Operating Partnership, L.P. (the “Operating Partnership”) in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership’s initial capital. Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends, if any, paid to holders of common stock. After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of common stock in lieu of cash. At December 31, 2002, the Operating Partnership had 7,868,000 OP units outstanding and we owned 6,939,000 OP Units comprising 88% of the Operating Partnership.

Our principal executive offices are located at 29399 US Hwy 19 North, Suite 320, Clearwater, Florida 33761 and our telephone number is (727) 726-8868. Our common stock, par value $.01 per share (“common stock”), is listed on the New York Stock Exchange under the symbol “ANL.” Our annual report on Form 10-K(the “Annual Report”), quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available as soon as reasonably practicable after we electronically file such material and free of charge through our Internet website at www.americanlandlease.com. The information contained on our website is not incorporated into this Annual Report.

Recent Developments

Continuing Conversion of Undeveloped Home Sites and Developed Home Site Inventory to Leased Sites

We own an inventory of developed vacant sites within our portfolio of residential land lease communities. In addition, we own undeveloped land that is contiguous to existing occupied communities. Our development activities convert the undeveloped land into developed home sites. Our home sales business facilitates the conversion of these developed home sites into leased sites with long-term cash flows. In 2002, we entered into 307 new land leases related to the purchase of new homes, a 29.5% increase in this activity compared to the prior year. These new leases, when adjusted for 56 leases terminated through removal of a home from the community or our repossession of a home through eviction proceedings, offset by the sale of 24 homes previously repossessed, resulted in a net increase of 275 new leased sites for 2002. In addition, we completed development activities on two new subdivisions increasing our inventory of developed and operational sites by 363 home sites to a total of 7,213 and reducing our inventory of undeveloped sites to a total of 1,543.

Debt Financings

During the year ended December 31, 2002, we issued $8.1 million of three and five year term, non-recourse mortgage notes payable with a weighted average interest rate of 6.50%. These notes provide for additional amounts totaling $9.2 million to be advanced upon attaining increased occupancy at the mortgaged property. The initial proceeds of $8.1 million were used to repay existing debt and to continue development of our residential land lease communities.

Property Dispositions

In 2002, we sold a 62 home/recreational vehicle site community in Mesa, Arizona to a third party for an aggregate sales price of approximately $1.0 million. The net proceeds of $0.9 million were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes. We recognized a loss under generally accepted accounting principles of approximately $0.1 million, net of minority interest in the Operating Partnership.

Dividend Reinvestment and Stock Purchase Plan

In 2002, we initiated a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) which allows shareholders to acquire additional shares of common stock by reinvesting some or all of the cash dividends paid on our outstanding common stock. In addition, the Plan permits monthly optional cash investments that are subject to a minimum purchase amount of $250 and a maximum quarterly purchase limit of $5,000 per shareholder, without approval from the Board of Directors. Optional cash investments in excess of $5,000 per shareholder are subject to approval by the Board of Directors. Shares may be acquired pursuant to the Plan directly from us at a price equal to the average of the daily high and low sales prices of our common stock as reported on the New York Stock Exchange during the ten trading days prior to the date of the investment, less a possible discount determined by us of up to 5%, generally without payment of any brokerage commission or service charge by the investor. During 2002, approximately 25,000 shares of common stock were issued pursuant to the Plan.

Pending Acquisitions and Dispositions

In the ordinary course of business, we engage in discussions and negotiations regarding the acquisition of residential land lease properties, including interests in entities that own residential land lease properties. We frequently enter into contracts and non-binding letters of intent with respect to the purchase of properties. These contracts are typically subject to certain conditions and permit us to terminate the contract in our sole and absolute discretion if we are not satisfied with the results of our due diligence investigation of the properties. We believe that such contracts essentially result in the creation of an option to acquire the subject properties and give us greater flexibility in seeking to acquire properties.

We are currently offering for sale certain real estate properties that are inconsistent with our long-term investment strategies (as determined by management from time to time).

Industry Background

A residential land lease community is a residential subdivision designed and improved with sites for the placement of homes and related improvements and amenities. At this time, the homes constructed in residential land lease communities are primarily manufactured homes. Manufactured homes are detached, single-family homes which are produced off-site by manufacturers and installed on sites within the community. Manufactured homes are available in a variety of designs and floor plans, offering many amenities and custom options.

Modern residential land lease communities are similar to typical residential subdivisions containing central entrances, paved streets, curbs and gutters, and parkways. The communities frequently provide a clubhouse for social activities and recreation and other amenities, which may include golf courses, swimming pools, shuffleboard courts and laundry facilities. Utilities are provided, or arranged for, by the owner of the community. Community lifestyles, promoted by community managers, include a wide variety of social activities that promote a sense of neighborhood. The communities provide an attractive and affordable housing alternative for retirees, empty nesters and start-up or single parent families.

Residential land lease communities are primarily characterized as “all age” communities and “adult” communities. In “adult” communities, in a minimum of 80% of the homes, one of the tenants must be at least 55 years old, and in “all” age communities there are no age restriction on tenants.

The owner of a home in our communities leases from us the site on which the home is located and acquires the right to utilize the community common areas and amenities. Typically, the leases are on a month-to-month or year-to-year basis, renewable upon the consent of both parties or, in some instances, as provided by statute for a term of four years. In some circumstances, we offer a 99-year non-transferable lease to tenants in order to enable the tenant to have some of the benefits of an owner of real property, including creditor protection laws in some states. These leases can be cancelled, depending on state law, for non-payment of rent, violation of community rules and regulations or other specified defaults. Generally, rental rate increases are made on an annual basis. The size of these rental rate increases depends upon the policies that are in place at each community. We may, as an inducement to new homebuyers, make rent concessions. Rental increases may be based on fixed dollar amounts, percentage amounts, inflation indices, or they may depend entirely on local market conditions. We own interests in the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and are responsible for enforcement of community guidelines and maintenance. Each homeowner within the residential land lease communities is responsible for the maintenance of his or her home and leased site, including lawn care in some communities.

Residential land lease communities, once fully occupied, tend to be a stable, predictable asset class. The investment by the individual in the ownership of a home on our land, combined with the cost and effort involved in relocating a home to another community, promotes a high level of home maintenance and encourages the owner of the home to resell it within the community. Additionally, the many individual homeowners within a community provide a further diversification of risk.

Financial Information about Industry Segments

We operate in one industry segment, the ownership and management of residential land lease communities. See the consolidated financial statements including their notes in Item 8 of this report on Form 10-K.

Growth and Operating Strategies

Our primary objective is to maximize total risk-adjusted stockholder returns over the long term by increasing the amount and predictability of Funds From Operations (“FFO”) per share, less an allowance for capital replacement spending, by implementing operating and financing strategies which include the following:

•          improving net operating income from our existing portfolio of residential land lease communities;

•          leasing unoccupied sites in our development portfolio, through the sale of homes by our home sales division;

•          acquiring additional communities at values that are accretive on a per share basis;

•          acquiring additional development property that is suitable for development as a residential land lease community; and

•          acquiring additional existing communities that meet our criteria.

Company Policies

Management has adopted specific policies to accomplish our objective of increasing the amount and predictability of our FFO on a per share basis, less a reserve for capital replacements. These policies include:

•          acquiring residential land lease communities that have potential long-term appreciation of value through, among other things, rent increases, expense efficiencies and in-community home site development;

•          improving the profitability of our communities through management of occupancy, rent collection, community development and operating expense controls;

•          providing capital replacement expenditures in support of the continued maintenance of our communities (2002 expenditures approximated $118 per developed home site);

•          developing and maintaining resident satisfaction and a reputation for quality communities through maintenance of the physical condition of our communities and providing activities that improve the community lifestyle;

•          selling homes to be situated on presently unoccupied sites at our development communities;

•          using our home sales division to increase occupancy rates in our communities;

•          using our home sales division to upgrade the quality of homes placed on home sites within the community;

•          developing additional home sites on land we own that is contiguous to existing communities;

•          seeking to reduce our exposure to downturns in regional real estate markets by diversifying the location of our portfolio of communities (at year end, based on total home sites, 75% of our properties are in Florida and 23% are in Arizona);

•          using primarily long-term, non-recourse debt leverage to increase our financial returns;

•          managing our exposure to interest rate fluctuations by utilizing primarily long-term, fixed-rate, fully-amortizing debt; and

•          recruiting and retaining capable management and professional staff at the community management level.

Future Acquisitions

Our acquisition of interests in residential land lease communities can take many forms. In many cases, we acquire fee title to the community. Alternatively, we may enter into joint venture agreements on a community-by-community basis as opportunities arise. For communities with a significant quantity of unleased home sites, we seek a stable return from the community during the development and lease-up phase while also seeking to participate in future increased earnings after development is completed and the sites are leased. We may undertake these activities itself or seek to accomplish this goal by making participating loans to others in return for participating mortgages that are non-recourse to the borrowers and secured by the property. In general, these participating mortgages earn interest at fixed rates and, in addition, participate in profits or revenues from the community.

We believe that acquisition opportunities for residential land lease communities are attractive at this time because of:

•          the increasing quality of and demand for manufactured homes, as shown by the number of individuals living in manufactured homes;

•          the increasing price paid for, and investment by the owner in, manufactured homes; and

•          the continued constraints on development of new residential land lease communities.

We believe that our focus on the age-restricted portion of the residential land lease community business is attractive at this time because the number of households with persons 55 to 64 years old is projected to increase by over 47% by the year 2010, according to the U.S. Census Bureau.

We are actively seeking to acquire additional communities and we are currently engaged in various stages of negotiations relating to the possible acquisition of a number of communities. The acquisition of interests in additional communities could result in our becoming increasingly leveraged as we incur debt in connection with these transactions.

When evaluating and structuring potential acquisitions, we consider such factors as:

•          the location and type of property;

•          the value of the homes located on the leased land;

•          the improvements, such as golf courses and swimming pools, at the property;

•          the current and projected cash flow of the property and our ability to increase cash flow;

•          the potential for capital appreciation of the property;

•          the terms of tenant leases, including the potential for rent increases;

•          the tax and regulatory environment of the community in which the property is located;

•          the potential for expansion of the physical layout of the property and the number of sites;

•          the occupancy and demand by residents for properties of a similar type in the vicinity;

•          the credit of the residents in a community;

•          the prospects for liquidity through sale, financing or refinancing of the property;

•          the competition from existing residential land lease communities;

•          the potential for the construction of new communities in the area; and

•          the replacement cost of the property.

Expansion of Existing Communities

We expect to increase the number of leased home sites and the amount of earnings generated from our existing portfolio of residential land lease communities through marketing campaigns aimed at increasing new home sales that result in the origination of new leases and increased occupancy. We also expect to seek expansion through future acquisitions and expansion of the number of sites available to be leased to residents, if justified by local market conditions and permitted by zoning and other applicable laws. As of December 31, 2002, we held interests in 29 communities with approximately 6,090 operational home sites, 1,123 developed home sites 1,543 undeveloped home sites and 129 recreational vehicle sites.

Competition

There are numerous housing alternatives that compete with our residential land lease communities in attracting residents. Our properties compete for residents with other residential land lease communities, multifamily rental apartments, single-family homes and condominiums. The number of competitors and relative price of competing alternatives in a particular area has a material effect on our ability to attract and maintain residents and on the rents we are able to charge for home sites. The relative price of competing product is measured based upon the total cost of occupancy to the resident. Historically, mortgage finance rates for manufactured homes have been substantially higher for borrowers of equivalent credit when compared to mortgage finance rates available for single family site built housing on owned land.

In acquiring assets, we compete with other REITS, pension funds, insurance companies, and other investors, many of which have greater financial resources than we do and the ability to procure more attractively priced capital.

Taxation of the Company

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with our taxable year ended December 31, 1986, and we intend to continue to operate in such a manner. Our current and continuing qualification as a REIT depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. In addition, our ability to qualify as a REIT depends in part upon the actions of third parties over which we have no control or limited influence.

If we qualify for taxation as a REIT, we will generally not be subject to U.S. federal corporate income tax on our net income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that generally results from investment in a corporation under current law. If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes and to U.S. federal income and excise taxes and penalties, including taxes on our undistributed income.

If in any taxable year we fail to qualify as a REIT and incur additional tax liability, we may need to borrow funds or liquidate certain investments in order to pay the applicable tax and we would not be compelled to make distributions under the Internal Revenue Code. Unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us to fail to qualify as a REIT or may cause our Board of Directors to revoke the REIT election.

At December 31, 2002, our net operating loss (“NOL”) carryover was approximately $64,000,000 for the parent REIT entity and $2,592,000 for our taxable subsidiaries that are consolidated for financial reporting, but not for federal income tax, purposes. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of our REIT taxable income and to reduce the amount that we are required to distribute to stockholders to maintain our status as a REIT. It does not, however, affect the tax treatment to shareholders of any distributions that we make. The REIT’s and the consolidated taxable REIT subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2022, respectively.

We and our stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which they or we transact business or reside. The state and local tax treatment that we and our stockholders receive may not conform to the United States federal income tax treatment.

Regulation

General

Residential land lease communities, like other housing alternatives, are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. We believe that we have obtained the necessary permits and approvals to operate each of our properties in conformity with these laws. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect our cash flows from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating housing may reduce rental revenue or increase operating costs in particular markets.

Americans with Disabilities Act

Our current properties and any newly acquired communities must comply with the Americans with Disabilities Act (the “ADA”). The ADA generally requires that public facilities, such as clubhouses, swimming pools and recreation areas be made accessible to people with disabilities. Many of our communities have public facilities. In order to comply with the ADA requirements, we have made improvements at our communities in order to remove barriers to access. If we should ever fail to comply with ADA regulations, we could be fined or we could be forced to pay damages to private litigants. We have made those changes which we believe are appropriate and required by the ADA and we believe that our properties are in compliance with the requirements of the ADA. In the event that we incur any further costs related to ADA compliance we believe these costs can be recovered from cash flow from the individual properties without causing any material adverse effect. If ongoing changes involve a greater expenditure than we currently anticipate, or if the changes must be made on a more accelerated basis than we anticipate, our ability to make distributions could be adversely affected.

Rent Control Legislation

State and local laws might limit our ability to increase rents on some of our properties, and thereby, limit our ability to recover increases in operating expenses and the costs of capital improvements. Enactment of rent control laws has been considered from time to time in jurisdictions in which we operate and are currently in effect at one property, located in New Jersey, which we own. We presently expect to maintain residential land lease communities and may purchase additional properties in markets that are either subject to rent control laws or in which such legislation may be enacted.

Environmental

Various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of the hazardous substances. The presence of, or the failure to remediate properly, hazardous substances may adversely affect occupancy at affected communities and our ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of hazardous substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of our properties, we could potentially be liable for environmental liabilities or costs associated with our properties or properties we acquire or manage in the future.

Insurance

We believe that our properties are covered by adequate fire, flood, property, and business interruption insurance policies. It is our policy to purchase insurance policies that contain commercially reasonable deductibles and limits from reputable insurers. In the event of changes in the insurance markets, we may be unable to purchase policies with deductibles and limits equal to the coverage currently in place or the costs to procure such coverage may increase at a rate in excess of our ability to recover these costs through increased rental rates. We also believe that we have obtained adequate title insurance policies insuring fee title to properties we have acquired. In the event that a community is subject to a casualty that results in our tenants’ homes being destroyed, insurance proceeds may not be sufficient to replace the rental income lost from the termination of the tenants’ leases until such time as we are able to originate new ground leases through our home sales operation. Because we have a diversified portfolio of residential land lease communities, we believe our properties present a target of lower interest relative to alternative targets for acts of terrorism. Because we may not be able to obtain coverage for terrorist acts at rates that correspond to the perceived level of risk, we may elect not to purchase insurance for such losses caused by acts of terrorism.

Capital Resources

We have used our available cash balances, our cash flow and our long-term and short-term financing arrangements to provide working capital to support our operations, to fund development in our existing communities, to pay dividends and to acquire assets. Future acquisitions and continued development of our communities will be financed by the most appropriate sources of capital, which may include our available cash balances; undistributed FFO; long-term secured debt; short-term secured debt; the issuance of additional equity securities, including interests in the Operating Partnership; or additional sources as determined by management. This flexibility allows us to offer multiple choices of “acquisition currency” to potential sellers of residential land lease communities, which may provide the ability to defer some or all of the tax consequences of a sale. We believe that this flexibility may offer sellers an incentive to enter into transactions with us on favorable terms.

Without further stockholder approval, we are authorized to issue up to 12,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of February 14, 2003, approximately 6,939,000 shares of common stock were outstanding. The Board of Directors is authorized to issue additional classes of stock (including preferred stock) and OP Units (and other units in the Operating Partnership) without stockholder approval. Depending upon the terms set by the Board of Directors, the authorization and issuance of preferred stock or other new classes of stock could adversely affect existing stockholders. Future offerings of stock may result in the reduction of the net tangible book value per outstanding share and a reduction in the market price of the stock. We are unable to estimate the amount, timing or nature of such future offerings as any such offerings will depend on general market conditions or other factors. As of February 14, 2003, we have not authorized or issued additional classes of stock.

Restrictions on and Ownership of Common Stock

To qualify to be taxed as a REIT, we must comply with certain ownership limitations with respect to shares of our common stock. Our Certificate of Incorporation provides that no person is permitted to acquire or own, directly or indirectly, more than 5% of the aggregate value of the outstanding shares of any class of our stock unless our board of directors waives this restriction. If any unpermitted transfer of shares of our stock would result in a person owning greater than 5% of the aggregate value of the outstanding shares of any class of our stock, all shares that are in excess of the 5% limit will be transferred in trust for the benefit of a charitable beneficiary. Within 90 days of receiving notice from us that shares of stock have been transferred to the trust, the trustee of the trust shall sell the shares held in trust and distribute the proceeds from the sale of the shares in the following manner:

•          the prohibited owner whose shares were transferred to the trust will receive the lesser of the amount that the prohibited owner paid for the shares or the amount the trustee receives for the shares; and

•          any amounts remaining from the sale will be transferred to a charitable beneficiary.

At the end of each year, every owner of more than a prescribed percentage (5% where there are more than 2,000 record shareholders, and 1% where there are more than 200 but less than 2,000 record shareholders) of the outstanding shares of our stock will be required to provide us with written notice stating the name and address of the owner, the number of shares held and a description of the manner of ownership.

Effective July 25, 2002, our Board of Directors authorized a waiver for Third Avenue Real Estate Value Fund (the “Third Avenue Fund”) exempting the Third Avenue Fund, subject to the terms and conditions of the waiver, from the generally applicable ownership limit and subjecting the Third Avenue Fund to limits of 8.0 percent through the period ending August 12, 2003, and thereafter of 9.8 percent.

Effective August 11, 2000, our Board of Directors authorized waivers for certain other stockholders, including the Operating Partnership (which acquired stock of the Company in connection with its merger with Commercial Assets) and Mr. Terry Considine, from the 5% ownership limitations that generally apply. In the case of Mr. Considine, a special limitation restricts his maximum ownership to the lesser of (i) 29%, or (ii) 34% minus the sum of waivers given to other holders of our outstanding common stock except for the Operating Partnership.

Employees

As of December 31, 2002, we employed 180 persons that devoted their full-time attention to our communities and certain part-time employees as seasonal or other circumstances dictate. During 2002, certain administrative functions were performed on a shared basis with Brandywine Financial Services Corporation. We reimbursed Brandywine for the costs of these employees and certain overhead costs. During 2002, we paid $90,000 to Brandywine as reimbursement for administrative functions and certain overhead costs. Pursuant to the consolidation of our offices from Chadds Ford, Pennsylvania and Denver, Colorado to Clearwater, Florida, we now perform these functions out of our Clearwater office. Effective March 31, 2002, we terminated our relationship with Brandywine Financial Services. Our employees are not represented by a union and we have never experienced a work stoppage. We believe that we maintain satisfactory relations with our employees.

Item 2.             Properties.

The residential land lease communities in which we have interests are primarily located in Florida and Arizona and are concentrated in or around four metropolitan areas: Tampa, Fort Myers and Orlando, Florida and Phoenix, Arizona. We hold interests in each of these communities in different forms, generally as owner or in one instance, as ground lessee. The following table sets forth the states in which the communities we held an interest on December 31, 2002 are located:

		Number of Sites

	Number of Communities	Operational Home Sites	Developed Home Sites	Undeveloped Home Sites	Recreational Vehicle Sites

Florida	17	4,346	935	1,408	—
Arizona	10	1,626	188	135	129
New Jersey	1	90	—	—	—
Pennsylvania	1	28	—	—	—

Total	29	6,090	1,123	1,543	129

The following table sets forth information as of December 31, 2002 regarding each residential land lease community in which we held an interest.

Community	Location	Operational Home Sites [1]	Occupancy	Average Monthly Rent	RV Sites	Undeveloped Home Sites	Developed Home Sites	Year(s) First Developed

Owned Communities
Blue Heron Pines	Punta Gorda, FL	208	100%	$ 325	—	79	124	1983/1999
Blue Star	Apache Junction, AZ	22	77	259	129	—	—	1955
Brentwood	Hudson, FL	97	98	248	—	20	49	1984
Brentwood West	Mesa, AZ	350	97	382	—	—	—	1972/1987
Caribbean Cove	Orlando, FL	263	97	329	—	—	22	1984
Casa Encanta	Mesa, AZ	—	0	—	—	135	—	1970
Cypress Greens	Lakeland, FL	126	100	222	—	—	138	1986
Desert Harbor	Apache Junction, AZ	120	92	333	—	—	86	1997
Fiesta Village	Mesa, AZ	170	69	334	—	—	—	1962
Forest View	Homosassa, FL	216	100	262	—	—	93	1987/1997
Gulfstream Harbor	Orlando, FL	381	99	357	—	—	2	1980
Gulfstream Harbor II	Orlando, FL	299	100	357	—	29	15	1988
La Casa Blanca	Apache Junction, AZ	198	90	334	—	—	—	1993
Lakeshore Villas	Tampa, FL	280	99	365	—	—	—	1972
Lost Dutchman	Apache Junction, AZ	158	94	291	—	—	102	1971/1979/1999
Mullica Woods	Egg Harbor City, NJ	90	100	451	—	—	—	1985
New Era	Tucson & Marana, AZ	28	111	306	—	—	—	1998
Park Royale	Pinellas Park, FL	271	96	385	—	—	38	1971
Pleasant Living	Riverview, FL	244	100	308	—	—	2	1979
Rancho Mirage	Apache Junction, AZ	312	96	353	—	—	—	1994
Riverside GCC	Ruskin, FL	253	100	448	—	592	116	1981
Royal Palm	Haines City, FL	250	98	272	—	116	9	1971
Salem Farm	Bensalem, PA	28	100	456	—	—	—	1988
Savanna Club	Port St. Lucie, FL	441	100	223	—	572	124	1999
Serendipity	Ft. Myers, FL	338	93	293	—	—	—	1971/1974
Stonebrook	Homosassa, FL	131	99	280	—	—	88	1987/1997
Sun Lake	Grand Island, FL	287	98	303	—	—	115	1980
Sun Valley	Tarpon Springs, FL	261	99	369	—	—	—	1972
Sun Valley	Apache Junction, AZ	268	95	293	—	—	—	1984

Total Communities	29	6,090	96%	$ 326	129	1,543	1,123

Joint Ventures

Cannery Village [2]	Newport Beach, CA	13	100%	$ 1,336	—	—	17
White Sands	Apache Junction, AZ	57	95	223	12	—	—

	Total	70	96%	1,559	12	—	17

1          We define operational home sites as those sites within our portfolio that have been leased to a tenant during our ownership of the community. Since our portfolio contains a large inventory of developed home sites that have not been occupied during our ownership, we have expressed occupancy as the number of occupied sites as a percentage of operational home sites. We believe this measure most accurately describes the performance of an individual property relative to prior periods and other properties within our portfolio. The occupancy of all developed sites was 81% across the entire portfolio. Including sites not yet developed, occupancy was 67% at December 31, 2002.

2          We are the ground lessee of this community.

At December 31, 2002, we owned 29 residential land lease communities, including one that has recreational vehicle sites, containing in the aggregate of approximately 6,090 operational home sites, 1,123 developed home sites, 1,543 undeveloped home sites and 129 recreational vehicle sites. These properties contain, on average, 306 sites, with the largest property containing 1,132 home sites. These properties offer residents a range of amenities, including swimming pools, clubhouses, marinas, golf courses and tennis courts.

At December 31, 2002, 22 of these properties were encumbered by mortgage indebtedness totaling $97.2 million. These properties represent approximately 86% of our developed home sites. The 22 properties securing our mortgage indebtedness have a combined net book value of approximately $168,630,000 and the indebtedness has a weighted average effective interest rate of 7.6% and a weighted average maturity of 13.8 years. As of December 31, 2002, 89% of our outstanding debt, secured by properties, was long-term (maturities over one year) and 11% was short-term (maturities less than one year). See the consolidated financial statements including their notes in Item 8 of this report on Form 10-K for additional information about our indebtedness.

Item 3.             Legal Proceedings.

We are party to various legal actions resulting from our operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which are expected to have a material adverse effect on our consolidated financial condition or results of operations taken as a whole.

Item 4.             Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.             Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is listed on the NYSE under the symbol “ANL.” Prior to our merger with Commercial Assets in August 2000, we were listed on the NYSE under the symbol “AIC.” The following table sets forth the quarterly high and low sales prices of the common stock, as reported on the NYSE, and the dividends paid by us for the periods indicated:

	High	Low	Dividends

2002
First Quarter	$13.74	$13.30	$.25
Second Quarter	15.35	13.50	.25
Third Quarter	15.39	13.20	.25
Fourth Quarter	14.49	13.75	.25

2001
First Quarter	$12.75	$9.88	$.25
Second Quarter	12.56	11.31	.25
Third Quarter	14.06	12.25	.25
Fourth Quarter	13.50	12.50	.25

2000
First Quarter	$12.06	$10.75	$.25
Second Quarter	11.94	10.88	.25
Third Quarter	12.06	11.31	.25
Fourth Quarter	11.56	9.56	.25

On February 14, 2003, there were approximately 6,939,000 shares of common stock outstanding, held by 2,059 stockholders of record, and 929,000 OP Units outstanding.

We, as a REIT, are required to distribute annually to holders of common stock at least 90% (95% prior to 2001) of our “real estate investment trust taxable income,” which, as defined by the Internal Revenue Code and Treasury regulations, is generally equivalent to net taxable ordinary income; however, our NOL may be used to offset all or a portion of our REIT taxable income, which may allow us to reduce or eliminate our dividends paid and still maintain our REIT status. We measure our economic profitability based on FFO, less capital replacements during the relevant period. The future payment of dividends by us will be at the discretion of the Board of Directors and will depend on numerous factors including our financial condition, our capital requirements, and the annual distribution requirements under the provisions of the Internal Revenue Code applicable to REITs and such other factors as the Board of Directors deems relevant.

From time to time, we issue shares of common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Operating Partnership. Such shares are issued based on an exchange ratio of one share for each OP Unit. The shares are issued in exchange for OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof. During the year ended December 31, 2002, approximately 91,000 shares of common stock were issued in exchange for OP Units.

Item 6.             Selected Financial Data.

The following selected financial data for the Company is based on audited historical financial statements. This information should be read in conjunction with such financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein or previously filed with the Securities and Exchange Commission.

Operating and Balance Sheet Data (in thousands, except per share data):

	2002	2001	2000	1999	1998

RENTAL PROPERTY OPERATIONS
Income from rental property operations	$12,143	$8,567	$7,094	$8,822	$6,929

HOME SALES OPERATIONS
Income (loss) from home sales operations	342	(375)	(709)	—	—

SERVICE OPERATIONS
Loss from service operations	—	—	(1,374)	(1,986)	(2,583)

OTHER OPERATIONS
Equity in earnings of Commercial Assets	—	—	686	872	975
General and administrative expenses	(1,954)	(1,728)	(1,798)	(1,530)	(1,393)
Interest and other income	927	1,504	960	306	921
Interest expense	(4,751)	(4,286)	(4,199)	(3,846)	(2,485)
Loss from early extinguishment of debt	—	—	—	(75)	—
Reincorporation expenses	—	—	—	(120)	—
Costs incurred to acquire management contract	—	—	—	—	(2,092)
Equity in income (losses) of unconsolidated real estate partnerships	(2)	65	26	—	—

INCOME BEFORE TAXES AND MINORITY INTEREST IN OPERATING PARTNERSHIP	6,705	3,747	686	2,443	272
Income tax (expense) benefit	—	(600)	—	400	—

INCOME BEFORE MINORITY INTEREST IN OPERATING PARTNERSHIP	6,705	3,147	686	2,843	272
Minority interest in Operating Partnership	(820)	(496)	(99)	(445)	(60)

INCOME FROM CONTINUING OPERATIONS	5,885	2,651	587	2,398	212
Discontinued Operations:
Income from discontinued operations, net of minority interest in Operating Partnership	71	47	50	8	—
(Loss) gain on sale of property, net of minority interest in Operating Partnership	(106)	3,432	337	—	—

(Loss) income from discontinued operations	(35)	3,479	387	8	—
NET INCOME	$5,850	$6,130	$974	$2,406	$212

Basic earnings from continuing operations	$0.88	$0.39	$0.10	$0.43	$0.04
Basic (loss) earnings from discontinued operations	$(0.01)	$0.51	$0.06	—	—

Basic earnings	$0.87	$0.90	$0.16	$0.43	$0.04

Diluted earnings from continuing operations	$0.87	$0.39	$0.10	$0.43	$0.04
Diluted (loss) earnings from discontinued operations	$(0.01)	$0.50	$0.06	—	—

Diluted earnings	$0.86	$0.89	$0.16	$0.43	$0.04

Dividends paid	$1.00	$1.00	$1.00	$1.00	$0.75

Weighted average common shares outstanding	6,741	6,847	6,244	5,538	5,094

Weighted average common shares and common share equivalents outstanding	6,826	6,878	6,244	5,544	5,113

BALANCE SHEET DATA	2002	2001	2000	1999	1998

Real estate, before accumulated depreciation	$225,327	$211,234	$208,680	$115,716	$101,941
Real estate, net of accumulated depreciation	207,500	195,699	196,673	108,682	98,563
Investment in participating mortgages	—	—	—	22,475	27,604
Investment in Commercial Assets	—	—	—	19,486	20,706
Investment in unconsolidated real estate partnerships	1,684	1,754	1,754	—	—
Total assets	228,843	216,591	216,302	159,093	158,226
Secured long-term notes payable	97,201	93,897	89,697	53,994	40,506
Secured short-term financing	19,118	13,251	7,867	2,610	10,500
Minority interest in Operating Partnership and other entities	13,130	14,071	15,387	15,236	25,649
Stockholders’ equity	91,842	90,662	97,535	83,852	78,636

OTHER DATA	2002	2001	2000	1999	1998

Net cash flow from:
Operating activities	11,667	3,710	6,468	5,764	6,841
Investing activities	(13,483)	965	(4,681)	(5,410)	(58,897)
Financing activities	2,422	(5,285)	(1,140)	(1,210)	31,680

Portfolio components:
Operational home sites	6,083	5,855	6,350	4,524	4,640
Developed home sites	1,125	1,065	1,291	1,129	891
Undeveloped home sites	1,543	1,896	1,761	1,380	1,960

Total	8,751	8,816	9,402	7,033	7,491

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions. We believe that of our significant accounting policies (see Note B to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Real estate and other long-lived assets are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, we will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. In the event the property is under development, the estimate of future cash flows includes all future expenditures necessary to develop the property. If the carrying amount exceeds the aggregate future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of our real estate investments. These factors include changes in the national, regional and local economic climates; local conditions, such as an oversupply of residential land lease properties or a reduction in the demand for our residential land lease properties; and competition from other housing sources including single and multifamily properties; plus changes in market rental rates. Additional factors that may adversely affect the economic performance and value of our development properties include regulatory changes that impact the number of home sites that can be built on our undeveloped land, changes in projected costs to construct new subdivisions in our communities and regulatory changes made by local, regional, state or national authorities. Any adverse changes in these factors could cause impairment in our real estate.

Capitalized Costs

We capitalize direct and indirect costs (including interest, real estate taxes, and other costs) in connection with the redevelopment, initial capital expenditures, capital enhancements and replacement needs of our owned or controlled properties. Indirect costs that do not relate to the above activities, including general and administrative expenses, are charged to expense as incurred. Management is required to use professional judgment in determining whether such costs meet the criteria for immediate expense or capitalization. The amounts are dependent on the volume and timing of certain development and redevelopment activities and the costs associated with such activities. As a result, changes in costs and activity may have a significant impact on our results of operations and cash flows.

Rental Property Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 30 to 45 years for buildings and 5 years for furniture and other equipment,all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers over inventory we own, inventory write-downs may be required that may have a significant impact on our results of operations and cash flows. Our adjustments to write down inventory to its estimated market value totaled $226,000 during the year ended December 31, 2002.

Legal Contingencies

We are currently involved in certain legal proceedings. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions and the effectiveness of strategies, related to these proceedings. The amount of loss contingencies involving litigation, for which a loss is probable and which can be reasonably estimated, is determined through consultation with legal counsel representing the Company. Our evaluation of loss contingencies arising from litigation, claims and assessments, considers unasserted claims and associated estimates of loss, if any, are provided to the extent probable and reasonably estimable. See Item 3, Legal Proceedings.

RESULTS OF OPERATIONS FOR THE
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

The following discussion and analysis of consolidated results of operations and financial condition should be read in conjunction with our consolidated financial statements including their Notes in Item 8 of this report on Form 10-K.

Inflation

We do not believe that changes in inflation rates would have a material adverse effect on our business. We believe that since our lease rates are determined annually for a majority of our leased sites, we would be able to recover increases in product and service costs caused by inflation through changes in lease rates.

Comparison of 2002 to 2001

Net Income

We recognized net income of $5,850,000 for the year ended December 31, 2002, compared to net income of $6,130,000, for the year ended December 31, 2001. The following paragraphs discuss the results of operations in detail.

Rental Property Operations

Rental and other property revenues from our owned properties totaled $24,039,000 in 2002 compared to $22,703,000 in 2001, an increase of $1,336,000 or 5.9%. The total increase consisted of:

	2002	2001

	(in thousands)
2001 disposals	$—	$423
“Same store” properties	24,039	22,280

Total	$24,039	$22,703

We refer to properties that we owned throughout all of 2002 and 2001 as “same store” properties.

This increase in property revenues was a result of:

•          $1,296,000 increase in base rental income driven by increases in rental rates and the addition of new leased sites during 2002 offset by the sale of a property in December 2002 and the sale of three properties in 2001,

•          $80,000 increase in billings to tenants for metered utility services and property tax expenses,

•          $36,000 increase in income from the operation of a mini storage facility, all offset by a

•          $76,000 decrease in other property income.

Property operating expenses from our owned properties totaled $9,374,000 in 2002 compared to $8,944,000 in 2001, an increase of $430,000 or 4.8%. The increase consisted of:

	2002	2001

	(in thousands)
2001 disposals	$—	$211
“Same store” properties	9,374	8,733

Total	$9,374	$8,944

The increase in property operating expenses was a result of:

•          $46,000 increase in salaries and wages,

•          $57,000 increase in utilities, repairs and maintenance, property taxes and other operating costs,

•          $531,000 increase in the cost of operating the golf courses at certain properties, offset by

•          $204,000 decrease in property management operating overhead.

Depreciation expense was $2,522,000 in 2002 compared to $5,192,000 in 2001, a decrease of $2,670,000 or 51.4%. The reduction was a result of a $15,000 decrease associated with the sale of one of our properties in 2002, a $310,000 decrease associated with the sale of three properties in 2001, and the change in estimate for useful lives made in the fourth quarter of 2001 which resulted in a decrease of $2,817,000 offset by increases of $472,000 in depreciable property attributable to the continued development of previously undeveloped home sites.

In 2001, we completed a comprehensive review of our real estate related depreciation including a property-by-property analysis accounting for 30% of our capitalized real estate costs. As a result of this review, we have changed our estimate of the remaining useful lives for our land improvements and buildings. Prior to October 1, 2001, we computed depreciation using the straight-line method over an estimated useful life of 25 years for land improvements and buildings and five years for furniture and other equipment. Effective October 1, 2001, we computed depreciation using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 30 to 45 years for buildings and five years for furniture and other equipment. The effect of this change increased net income (after minority interest in the Operating Partnership) for the year ended December 31, 2002, by $2,557,000, or $0.38 per basic share and $0.37 per diluted share and for the year ended December 31, 2001, by $843,000, $0.12 per basic and diluted share.

Home Sales Business

We reported income from the home sales business of $342,000 for the year ended December 31, 2002 as compared to a loss of $375,000 for the year ended December 31, 2001.

Revenues for the home sales business totaled $23,427,000 for the year ended December 31, 2002 as compared to $16,873,000 for the year ended December 31, 2001, with the increase driven by 29.5% higher unit volumes and a 5.7% increase in average new home selling prices. Total new homes sold were 307 for the year ended December 31, 2002 compared to 237 new homes for the year ended December 31, 2001. The average selling price of new homes closed was $74,000 and $70,000, respectively for the years ended December 31, 2002 and 2001.

	2002	2001	Change	% Change

Revenues	$23,427,000	$16,873,000	$6,554,000	38.8%
Cost of Sales	(17,748,000)	(13,257,000)	(4,491,000)	33.9%

Gross Margin	5,679,000	3,616,000	2,063,000	57.1%
Gross Margin %	24.2%	21.4%

Fee Income-Brokerage Activities	$477,000	$484,000	$(7,000)	(1.5%)
Expenses-Brokerage Activities	(261,000)	(239,000)	(22,000)	9.2%

Margin on Brokerage Activities	216,000	245,000	(29,000)	(11.8%)

Selling & Marketing Costs	$5,553,000	$4,236,000	$1,317,000	31.1%
% of Revenue	23.7%	25.1%	20.1%

New Homes Sold	307	237	70	29.5%
Used Homes Sold	24	21	3	14.3%
Brokered Sales	174	165	9	5.5%

Average New Home Sales Price	$74,000	$70,000	$4,000	5.7%
Average Used Home Sales Price	$13,000	$9,000	$4,000	44.4%

The increase in gross margin is attributable to product mix, increased demand at one of our developing communities, reduced sales discounts driven by lower average age of homes sold, and increased supplier rebates due to increased purchasing volume.

Selling and marketing expenses in the 2002 period increased $1,317,000 from the 2001 period primarily as a result of increased commissions associated with increased unit volume of home sales, increased marketing costs for newly constructed subdivisions within existing communities, increased staff levels and an expanded home sales operation serving one community in advance of contracts closing for a new subdivision within the community.

We evaluate our home sales business on the same return on investment basis that we use for acquiring stabilized communities. For purposes of preparing this analysis, we have excluded the profits of our used home sales and brokerage activities because we would continue to operate the used home sales and brokerage activities independent of our new home sales business. These are activities that would continue in filled, stabilized communities. We believe that excluding the benefit of these activities provides a better measure of the income (losses) attributable to the new home sales business on a proforma basis.

For the years ended December 31, 2002 and 2001, we have made the following analysis:

	Year Ended December 31,	Year Ended December 31,

	2002	2001

Reported income (loss)	$342,000	$(375,000)
Used home sales and brokerage business income	(301,000)	(281,000)

Adjusted income (loss) for proforma analysis	$41,000	$(656,000)

The leases facilitated by the home sales business during the years ended December 31, 2002 and 2001 are estimated to provide a first year return on investment of 12.4% and 12.8%, respectively, as shown below based upon unaudited pro forma information:

		Year Ended December 31, 2002	Year Ended December 31, 2001

Sites Leased		307	237

Estimated first year annualized profit on leases originated (1)	A	$927,000	$652,000

Costs, including development costs of sites leased		$7,523,000	$4,447,000
Home sales (income) loss attributable to sites leased		(41,000)	656,000

Total costs incurred to originate ground leases	B	$7,482,000	$5,103,000

Estimated first year annualized return on investment	A/B	12.4%	12.8%

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

General and Administrative Expenses

Our general and administrative expenses were $1,954,000 in 2002 and $1,728,000 in 2001. The $226,000 increase in expense was a result of:

•          $102,000 increase in costs associated with our corporate structure,

•          $95,000 increase in dividends paid on non-vested restricted stock awards that are recorded as compensation expense,

•          $47,000 increase in cost of umbrella liability coverage,

•          $58,000 increase in amortization of deferred compensation relating to restricted stock awards,

•          $20,000 increase in other general administrative expenses,

•          $13,000 increase in rental expense for office space, all offset by a

•          $51,000 reduction in salaries, wages, and benefits and

•          $58,000 reduction in franchise tax expense.

Interest and Other Income

Interest and other income was $927,000 in 2002 and $1,504,000 in 2001. The decrease of $577,000 was a result of:

•          $156,000 related to interest income from bank accounts and other assets,

•          $219,000 related to interest income on CMBS bonds, and

•          $202,000 related to interest income on our notes receivable.

Interest Expense

During the years ended December 31, 2002 and 2001, interest expense was $4,751,000 and $4,286,000 respectively, which are net of capitalized interest of $3,426,000 and $2,916,000 respectively. The $465,000 increase in interest expense was comprised of:

•          $913,000 related to increases in the amount of long-term debt outstanding,

•          $284,000 related to increases due to higher short-term debt outstanding,

•          $276,000 related to increases in amounts outstanding on our floor plan credit facility for home sales inventory, offset by

•          $367,000 related to scheduled amortization of long-term debt,

•          $131,000 related to the sale of properties sold in 2001, and

•          $510,000 related to increased capitalized interest related to development expenditures made in advance of home sales.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

Equity in losses of unconsolidated real estate partnerships totaled $2,000 for the year ended December 31, 2002, compared with equity in income of unconsolidated real estate partnerships of $65,000 for the year ended December 31, 2001, a decrease of $67,000. During the fourth quarter of 2002, we changed our method of accounting for our investment in unconsolidated real estate partnerships from the cost method to the equity method in accordance with generally accepted accounting principles. Under the equity method, our pro-rata share of the earnings or losses of the unconsolidated real estate partnership for the periods being presented is included in equity in earnings (losses) from unconsolidated real estate partnerships. The previous method of accounting did not have a materially different result from generally accepted accounting principles. However, due to increased operating losses, our proportionate share of the net loss has become more material and we have now recorded our investment in the unconsolidated real estate partnerships in accordance with generally accepted accounting principles.

Discontinued operations

During the year ended December 31, 2002, we sold a 62 home/residential vehicle site community in Mesa, Arizona to a third party for an aggregate sales price of approximately $1.0 million. The net proceeds of $0.9 million were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes. We recognized a loss under generally accepted accounting principles of approximately $0.1 million, net of minority interest in the Operating Partnership.

During the year ended December 31, 2001, we sold three properties resulting in net proceeds in excess of carrying value. We recognized an aggregate gain of approximately $3,432,000, net of minority interest in the Operating Partnership, on the disposition of these properties, each of which were sold at a gain.

Income Taxes

Income tax expense for the year ended December 31, 2002 was $0 compared to $600,000 for the year ended December 31, 2001. During 2001, we utilized a provision of the Taxpayer Relief Act of 1997 that allowed us a one-time election to treat our assets as having been sold for tax purposes in a deemed sale as of January 1, 2001 for the fair value of those assets. The capital gain recognized by us for tax purposes resulted in a tax liability to us in 2001. This liability is computed at an effective rate of approximately 2% of the capital gain recognized. The reduction in the effective tax rate to 2% is achieved through the use of our net operating loss carryforward (“NOL”). During 2002, we did not incur an income tax expense.

Comparison of 2001 to 2000

Net Income

We recognized net income of $6,130,000 million for the year ended December 31, 2001, compared to net income of $974,000 million, for the year ended December 31, 2000. The following paragraphs discuss the results of operations in detail.

Rental Property Operations

Rental and other property revenues from our owned properties totaled $22,703,000 in 2001 compared to $20,346,000 in 2000, an increase of $2,357,000 or 11.6%. The total increase consisted of:

	2001	2000

	(in thousands)
2000 acquisitions	$7,446	$2,968
2000 disposals	—	862
2001 disposals	423	2,458
“Same store” properties	14,834	14,058

Total	$22,703	$20,346

We refer to properties that we owned throughout all of 2001 and 2000 as “same store” properties.

Effective August 11, 2000, we merged with Commercial Assets, Inc. Prior to the merger, we owned, through the Operating Partnership, 2,761,000 shares (approximately 27%) of the common stock of Commercial Assets. As a result of the merger, we acquired the assets of Commercial Assets. The merger with Commercial Assets was recorded using the purchase method of accounting.

The same store revenue increase, based upon the proforma results as if the merger with Commercial Assets had occurred on January 1, 2000, was 6.8% as shown below (in thousands).

	2001	2000

Proforma rental and other property revenues	$22,062	$20,362

The increase was primarily a result of (i) rental increases at our communities, (ii) increases in the pass on of property tax increases to tenants, and (iii) the origination of leases of new home sites at our development properties.

Property operating expenses from our owned properties totaled $8,944,000 in 2001 compared to $8,223,000 in 2000, an increase of $721,000, or 8.8%. The increase consisted of:

	2001	2000

	(in thousands)
2000 acquisitions	$4,085	$1,683
2000 disposals	—	793
2001 disposals	211	1,063
“Same store” properties	4,648	4,684

Total	$8,944	$8,223

The same store expense decrease, based upon the proforma results as if the merger with Commercial Assets had occurred on January 1, 2000, was (1.5%) as shown below (in thousands).

	2001	2000

Proforma property operating expenses	$6,999	$7,105

Revenue on participating mortgages and leases was $0 for the year ended December 31, 2001 compared to $612,000 for the year ended December 31, 2000. The $612,000 decrease was related to our purchase in 2000 of seven communities, for which a portion of the consideration paid was the cancellation of participating mortgages totaling $24,851,000. As a result of the cancellation of the participating mortgages, no income was earned on the participating mortgages in 2001.

Depreciation expense decreased from $5,641,000 for the year ended December 31, 2000 compared to $5,192,000 for the year ended December 31, 2001. The sale of three properties in the first quarter of 2001 accounted for $490,000 of the decrease. A change in the estimate of remaining useful lives for our real estate assets, as explained in the following paragraph, accounted for $971,000 of the decrease. These decreases were offset by additional depreciation of $1,012,000 on the assets acquired from Commercial Asset in August 2000 and additional purchases of assets in 2001.

In 2001, we completed a comprehensive review of its real estate related depreciation including a property-by-property analysis accounting for 30% of our capitalized real estate costs. As a result of this review, we have changed its estimate of the remaining useful lives for our land improvements and buildings. Prior to October 1, 2001, we computed depreciation using the straight-line method over an estimated useful life of 25 years for land improvements and buildings and five years for furniture and other equipment. Effective October 1, 2001, we computed depreciation using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 30 to 45 years for buildings and 5 years for furniture and other equipment. This change increased net income (after minority interest in Operating Partnership) for the year ended December 31, 2001 by $843,000 or $0.12 per basic and diluted share.

Home Sales Business

We reported a loss of $375,000 for the year ended December 31, 2001 compared to a loss of $709,000 for the year ended December 31, 2000.

Revenues for the home sales business totaled $16,873,000 for the year ended December 31, 2001 as compared to $12,150,000 for the year ended December 31, 2000, with the increase driven by 31.7% higher unit volumes and 4.3% increase in new home average selling prices. Units sold totaled 237 for the year ended December 31, 2001 compared to 180 units for the year ended December 31, 2000, an increase of 31.7%. The average selling price of new homes closed was $70,000 and $67,000, respectively for the years ended December 31, 2001 and 2000, an increase of 4.3%.

	2001	2000	Change	% Change

Revenues	$16,873,000	$12,150,000	$4,723,000	38.9%
Cost of Sales	(13,257,000)	(10,188,000)	(3,069,000)	30.1%

Gross Margin	3,616,000	1,962,000	1,654,000	84.3%
Gross Margin %	21.4%	16.1%

Fee Income-Brokerage Activities	$484,000	$505,000	$(21,000)	4.2%
Expenses-Brokerage Activities	(239,000)	(242,000)	3,000	1.2%

Margin on Brokerage Activities	245,000	263,000	(18,000)

Selling & Marketing Costs	$4,236,000	$3,206,000	$1,030,000	32.1%
% of Revenue	25.1%	26.4%	21.8%

New Homes Sold	237	180	57	31.7%
Used Homes Sold	21	24	(3)	(12.5%)
Brokered Sales	165	178	(13)	(7.3%)

Average New Home Sales Price	$70,000	$67,000	$3,000	4.3%

Resulting margin increases are attributable to product mix, reduced sales discounts driven by lower average age of homes sold, and increased supplier rebates due to increased purchasing volume.

Selling and marketing expenses for the year ended December 31, 2001 period increased $1,030,000 from the year ended December 31, 2000 period primarily as a result of increased commissions associated with increased unit volume of home sales and increased marketing costs for newly constructed subdivisions within existing communities.

We evaluate our home sales business on the same return on investment basis that we use for acquiring stabilized communities. For purposes of preparing this analysis, we have excluded the profits of our used home sales and brokerage activities because we would continue to operate the used home sales and brokerage activities independent of our new home sales business. These are activities that would continue in filled, stabilized communities. We believe that excluding the benefit of these activities provides a better measure of the losses attributable to the new home sales business on a proforma basis.

For the years ended December 31, 2001 and 2000, we have made the following analysis:

	Year Ended December 31, 2001	Year Ended December 31, 2000

Reported income (loss)	$(375,000)	$(709,000)
Used home sales and brokerage business income	(281,000)	(263,000)

Adjusted income (loss) for proforma analysis	$(656,000)	$(972,000)

The leases facilitated by the home sales business during the years ended December 31, 2001 and 2000 are estimated to provide a first year return on investment of 12.8% and 10.5%, respectively, as shown below based upon unaudited pro forma information:

		Year Ended December 31, 2001	Year Ended December 31, 2000

Sites Leased		237	180

Estimated first year annualized profit on leases (1)	A	$652,000	$478,000

Costs, including development costs of sites leased		$4,447,000	$3,569,000
Home sales loss attributable to sites leased		656,000	972,000

Total costs incurred to originate ground leases	B	$5,103,000	$4,541,000

Estimated first year annualized return on investment	A/B	12.8%	10.5%

   (1)   We estimate the expenses for the first lease year attributable to the new sites leased, on average, as 50% of the actual per site expenses realized at the community in 2001 and 2000. Since our new lease originations are within communities that have stabilized operations, the lower expense ratio is a result of achieving better operating leverage against fixed costs such as common area maintenance (including clubhouses) and community management personnel.

Service Operations

During the year ended December 31, 2001, we earned an immaterial amount of property management income as compared to $157,000 during the year ended December 31, 2000. The $157,000 decrease is a result of our merger with Commercial Assets in August 2000.

Fee revenue from managing Commercial Assets was $0 for the year ended December 31, 2001 and $335,000 for the year ended December 31, 2000. The decrease is due to our merger with Commercial Assets in August 2000, at which time we ceased earning fee revenue.

Amortization of management contracts decreased from $1,866,000 for the year ended December 31, 2000 compared to $0 for the year ended December 31, 2001. Coincident with our merger with Commercial Assets, we amortized the remaining cost of $638,000 of our contracts to manage Commercial Assets.

Equity in Earnings of Commercial Assets

Income from our 27% interest in Commercial Assets prior to our merger in August 2000 was $686,000 for the year ended December 31, 2000, compared to $0 for the year ended December 31, 2001. Our interest in the earnings of Commercial Assets terminated with the merger in August 2000. Due to our 27% interest in Commercial Assets until our merger in August 2000, $205,000 of the management fees paid by Commercial Assets to us have been reported by us in 2000 as equity in earnings of Commercial Assets.

General and Administrative Expenses

Our general and administrative expenses were $1,728,000 for the year ended December 31, 2001 and $1,798,000 for the year ended December 31, 2000. The $70,000 decrease in expense is primarily as a result of the replacement of the cash portion of directors’ fees with payment in options, reduction in franchise tax expenses due to a lower share base in the 2001 period, and elimination of certain duplicate reporting costs.

Interest and Other Income

Interest and other income was $1,504,000 for the year ended December 31, 2001 and $960,000 for the year ended December 31, 2000. The increase in income is primarily a result of the additional income- producing financial assets acquired from Commercial Assets in August 2000, including an interest in commercial mortgage-backed securities.

Interest Expense

During the years ended December 31, 2001 and 2000, interest expense was $4,286,000 and $4,199,000, respectively, which are net of capitalized interest of $2,916,000 and $2,236,000, respectively. The $87,000 increase in interest expense was primarily comprised of:

•          $115,000 related to increases in the amount of long-term debt outstanding as the result of debt assumed in the merger with Commercial Assets in August 2000,

•          $1,300,000 associated with incremental borrowings for capital expenditures,

•          $170,000 associated with floor plan facility on homes sales inventory, offset by

•          $435,000 associated with debt repaid as the result of properties sold,

•          $425,000 associated with a reduction in the “bank’s reference rate”, and

•          $680,000 associated with an increase in capitalized interest related to development expenditures made in advance of home sales.

Income Taxes

Income tax expense for the year ended December 31, 2001 was $600,000 compared to $0 for the year ended December 31, 2000. During 2001, we utilized a provision of the Taxpayer Relief Act of 1997 that allowed us a one-time election to treat our assets as having been sold for tax purposes in a deemed sale as of January 1, 2001 for the fair value of those assets. The capital gain recognized by us for tax purposes resulted in a tax liability to us in 2001. This liability is computed at an effective rate of approximately 2% of the capital gain recognized. The reduction in the effective tax rate to 2% is achieved through the use of our net operating loss carryforward (“NOL”). During 2000, we did not incur a tax liability.

NOL Carryover

At December 31, 2002, our net operating loss (“NOL”) carryover was approximately $64,000,000 for the parent REIT entity and $2,592,000 for our consolidated taxable REIT subsidiaries. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of our REIT taxable income and to reduce the amount that we are required to distribute to stockholders to maintain our status as a REIT. It does not, however, affect the tax treatment to shareholders of any distributions that we make. The REIT’s and the consolidated taxable REIT subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2022, respectively. In the event that relative ownership of the Company changes prior to the expiration of the NOL, the amount of NOL available to the Company in any year may be limited.

Dividends and Distributions

During the year ended December 31, 2002, we distributed $7,694,000 ($1.00 per share) to holders of common stock and OP Units compared to the year ended December 31, 2001 distributions of $7,936,000 ($1.00 per share) to holders of common stock and OP Units and the year ended December 31, 2000 distributions of $7,075,000 ($1.00 per share) to holders of common stock and OP units. The tax treatment to shareholders of the dividends paid, if any, is generally determined based upon the character and amount of our taxable income for the relevant year.

For income tax purposes, dividends to common stockholders consist of ordinary income, capital gains (including unrecaptured section 1250 gain, which is taxable to shareholders who are individuals at a maximum federal rate of 25%), return of capital or a combination thereof. For the years ended December 31, 2002, 2001 and 2000, dividends paid per share were taxable as follows:

	2002		2001		2000

	Amount	Percentage	Amount	Percentage	Amount	Percentage

Return of capital	$ 0.73	73.0%	$ —	—%	$ 0.51	51.0%
Ordinary income	0.27	27.0	0.39	39.0	0.49	49.0
Capital gains	—	—	0.39	39.0	—	—
Unrecaptured section 1250 gain	—	—	0.22	22.0	—	—

Total	$ 1.00	100%	$ 1.00	100%	$ 1.00	100%

Our dividend is set quarterly by our Board of Directors and is subject to change or elimination at any time. Our primary financial objective is to maximize long-term, risk-adjusted returns on investment for shareholders. While dividend policy is considered within the context of this objective, maintenance of past dividend levels is not our primary investment objective and is subject to numerous factors including our profitability, capital expenditure plans, obligations related to principal payments and capitalized interest, and the availability of debt and equity capital at terms deemed attractive by us to finance these expenditures. Our NOL may be used to offset all or a portion of our REIT taxable income, which may allow us to reduce or eliminate our dividends paid and still maintain our REIT status.

Historically, the combination of dividend payments, capital expenditures, capitalized interest and debt repayment has exceeded funds provided from operating activities and we have funded a portion of these expenditures from debt financings. However, there is no assurance that we will be able to continue to do so on terms deemed acceptable in the future. In the event that we are unable to do so or decide not to pursue such financing source, we will be required to reduce or eliminate the dividend, reduce or eliminate capital expenditures, or both.

We initiated a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) on May 3, 2002 which allows shareholders to acquire additional shares of common stock by reinvesting some or all of the cash dividends paid on our outstanding common stock. In addition, under the Plan, monthly optional cash investments, which are subject to a minimum purchase amount of $250 and a maximum quarterly purchase limit of $5,000 per shareholder, are permitted without approval from the Board of Directors. Optional cash investments in excess of $5,000 per shareholder are subject to approval by the Board of Directors and no such investments were approved during the year ended December 31, 2002. Shares may be acquired pursuant to the Plan directly from us at a price equal to the average of the daily high and low sales prices of our common stock as reported on the New York Stock Exchange during the ten trading days prior to the date of the investment, less a possible discount determined by us of up to 5%, generally without payment of any brokerage commission or service charge by the investor. During 2002, approximately 25,000 share of common stock were issued pursuant to the Plan.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, we had cash and cash equivalents of $1,223,000. Our principal activities that demand liquidity include our normal operating activities; payments of principal and interest on outstanding debt; acquisitions of, and additional investments in, properties; and payments of dividends to stockholders and OP Unitholders. We expect to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. The available credit under our line of credit totaled $5,372,000; however, the continued availability of these funds is subject to certain borrowing base restrictions and other customary restrictions, including continuing compliance with financial and other covenants. Based upon the application of these covenants as of December 31, 2002, the entire undrawn commitment of $5,372,000 was available. At December 31, 2002, the availability under our floor plan totaled $3,018,000 that can be used to acquire additional amounts of qualified inventory. In the event that cash provided by operating activities is reduced or if access to short term borrowing sources becomes restricted, we will be required to reduce or eliminate expenditures for the continued development of our communities and/or reduce our dividend.

We expect to meet our liquidity requirements in excess of 12 months through a variety of sources including cash generated by operations, long-term and short-term secured and unsecured borrowings, and the issuance of equity securities.

Our ability to access secured and unsecured borrowings as a source of liquidity is dependent upon factors outside of our control including economic trends that impact the availability of credit from lending sources we currently utilize. Our ability to issue additional equity securities (including the issuance by the Operating Partnership of OP Units and other units in the Operating Partnership) is dependent upon factors outside of our control including returns available on alternative investments and other economic factors. The extent of cash generated by our operations is dependent upon our ability to operate the existing portfolio of revenue earning sites at margins comparable to past results and to originate new earning sites through new lease originations generated by our home sales business. Our ability to generate cash through the operation of the current portfolio is dependent upon our ability to acquire the goods and services required to operate the portfolio at costs that increase no faster than increases realized in revenues, the continued absence of natural disasters, such as hurricanes, that would disrupt the flow of rental income for an undeterminable time period, and other factors. Our ability to generate cash through the origination of new earning sites is dependent upon our ability to market effectively to our target customers, to originate contracts for sale of homes at our properties, thereby generating income producing leases and to develop the undeveloped land within our portfolio in a timely fashion, on a cost effective basis, and as warranted by home sales.

Operating Activities

Our net cash provided by operating activities was $11.7 million during the year ended December 31, 2002 compared to $3.7 million during the year ended December 31, 2001. The $8.0 million increase was primarily the result of:

•          $6.8 million increase in cash from changes in operating assets and liabilities,

•          $1.2 million increase in earnings before depreciation, amortization, minority interest, equity in losses of unconsolidated real estate partnerships, and loss (gain) on sale of discontinued operations.

Investing Activities

In 2002, the net cash used in investing activities was $13.5 million, compared with net cash provided of $1.0 million in 2001. The $14.5 million decrease in net cash was due to:

•          $13.4 million decrease in proceeds related to the sale of real estate in 2001 as compared to 2002,

•          $1.2 million in additional expenditures for capital replacements, improvements and capitalized interest in 2002 as compared to 2001, primarily related to the continued development of unleased sites,

•          $1.2 million in decreased collections on CMBS bonds for 2002 as compared to 2001,

•          $1.0 million decrease in proceeds from notes receivable, offset by

•          $0.5 million increase as the result of the acquisition of a minority interest in consolidated real estate in 2001,

•          $1.8 million increase as the result of real estate purchased in 2001, which did not recur in 2002.

Financing Activities

Net cash provided by financing activities was $2.4 million for the year ended December 31, 2002 compared with 2001 in which $5.3 million was used by financing activities. The $7.7 million increase in cash provided by financing activities was related to:

Increases

•          $0.5 million in net proceeds from secured short-term financing in 2002,

•          $8.9 million decrease in principal payments on long-term notes payable,

•          $6.9 million for the repurchase of common stock in 2001 which did not reoccur during 2002,

•          $0.3 million in proceeds from dividend reinvestment program in 2002,

•          $0.3 million in proceeds from the exercise of stock options,

•          $0.5 million in proceeds from OP Unit distribution reinvestment program,

•          $0.4 million in proceeds from the collections of notes receivable on common stock purchases,

•          $0.1 million decrease in payments of distributions to minority interest in the Operating Partnership, and

•          $0.1 million decrease in dividends paid in 2002 compared to 2001 as the result of a decreased number of shares outstanding, and

Decreases:

•          $9.6 million less in proceeds from the issuance of long-term notes payable in 2002,

•          $0.2 million increase in payment of loan costs,

•          $0.1 million decrease in collection of escrow funds in 2002 compare to 2001, and

•          $0.4 million in loan costs and costs associated with equity issuance.

We have a revolving line of credit with a bank with a total commitment of $17,000,000 that bears interest at the bank’s “Reference Rate” (4.75% at December 31, 2002). The line of credit is secured by real property and improvements located in St. Lucie County, Florida and Maricopa County, Arizona with a net book value of $32,011,000. The revolving line of credit matures in May 2003. At December 31, 2002, $11,628,000 was outstanding and $5,372,000 was not drawn under the revolving line of credit. The availability of funds to us under the line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants there under. Based upon the application of these covenants as of December 31, 2002, the entire undrawn commitment of $5,372,000 was available.

We have a floor plan line of credit with a floor plan lender providing a credit facility of $8,500,000 with a variable interest rate linked to the prime rate and spreads varying from 1% to 1.75%, depending on the manufacturer and age of the inventory. Individual advances mature as early as 360 days or have no stated maturity, based upon the manufacturer. Amounts outstanding are nonrecourse to us for the period of time the financed home is subject to a repurchase agreement with the manufacturer of the home. This floor plan line of credit is secured by inventory located in our residential land lease communities with a carrying value of approximately $5,478,000. At December 31, 2002, $5,482,000 was outstanding and $3,018,000 was available under the floor plan credit facility to acquire additional amounts of qualified inventory.

On March 1, 2002, our former floor plan lender notified us of its election to exit the floor plan lending business nationwide. This recourse floor plan line of credit bears interest at the lender’s prime rate plus amounts ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. Our obligations existing as of December 31, 2002 will mature the earlier of the date of sale of a home financed pursuant to the floor plan or April 2003. This floor plan line of credit is secured by inventory located in our residential land lease communities with a carrying value of approximately $2,023,000. At December 31, 2002, $2,007,000 was outstanding under this floor plan credit facility.

As of December 31, 2002, 52.4% of the carrying value of our real estate and 50.8% of the carrying value of our total assets were encumbered by debt. We had total outstanding indebtedness of $116.3 million, all of which was secured by various residential land lease communities or inventory situated therein. Of our indebtedness, $97.2 million, or 83.6%, was secured long-term notes payable and $19.1 million, or 16.4%, was secured short-term financing. The weighted-average effective interest rate on our secured long-term notes payable was 7.6% at December 31, 2002. The weighted-average interest rate on our secured short-term financing was 5.44% at December 31, 2002. Our secured long-term notes payable had a weighted average maturity of 13.8 years at December 31, 2002.

FUNDS FROM OPERATIONS

We measure our economic profitability based on Funds From Operations, or “FFO,” less annual capital replacement spending for developed homesites. For the year ended December 31, 2002, our capital replacement spending averaged $118 per developed homesite.

We believe that the presentation of FFO, when considered with the financial data determined in accordance with generally accepted accounting principles, provides a useful measure of our performance. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts. The Board of Governors of the National Association of Real Estate Investment Trusts (also known as NAREIT) defines FFO as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of depreciable real estate property, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition as further adjusted for the minority interest in the Operating Partnership owned by persons other than us and amortization of intangibles such as management contracts.

We believe that the presentation of FFO provides investors with measurements that help facilitate an understanding of our ability to make required dividend payments, capital expenditures and principal payments on our debt. Since FFO excludes depreciation and other real estate related expenses, FFO may be materially different from net income. Therefore, FFO should not be considered as an alternative to net income or net cash flows from operating activities, as calculated in accordance with generally accepted accounting principles, as an indication of our operating performance or liquidity.

FFO is not necessarily indicative of cash available to fund our cash needs, including our ability to make distributions, since FFO does not consider recurring capital expenditures, principal maturities or other capital expenditure commitments of the Company. We use FFO in measuring our operating performance because we believe that the items that result in a difference between FFO and net income do not impact the ongoing operating performance of a real estate company. Also, we believe other real estate companies, analysts and investors utilize FFO in analyzing the results of real estate companies. Our basis of computing FFO is not necessarily comparable with that of other REITs.

For 2002, 2001, and 2000, our FFO was as follows (in thousands):

	2002	2001	2000

Net Income	$5,850	$6,130	$974
Minority interest in operating partnership	820	496	99
Real estate depreciation	2,522	5,192	5,641
Amortization of management contracts	—	—	1,866
Federal Income tax attributed to constructive sale of properties	—	600	—
Equity in Commercial Assets’ adjustments for FFO	—	—	316
Nonrecurring income, net	—	—	(7)
Discontinued operations:
Real estate depreciation	15	31	40
Minority interest in operating partnership attributed to discontinued operations	10	7	8
Loss (gain) on sale of property, net of minority interest in operating partnership	106	(3,432)	(337)
Depreciation from unconsolidated real estate partnerships	110	—	—

Funds From Operations (FFO)	$9,433	$9,024	$8,600

Weighted average common shares and OP Units outstanding	7,764	7,922	7,290

For 2002, 2001, and 2000, our net cash flows were as follows (in thousands):

	2002	2001	2000

Cash provided by operating activities	$11,677	$3,710	$6,468
Cash provided by (used in) investing activities	(13,483)	965	(4,681)
Cash provided by (used in) financing activities	2,422	(5,285)	(1,140)

Off-Balance Sheet Arrangements

We own general partnership interests in two unconsolidated real estate partnerships, which interests were acquired through acquisitions and direct interests. Our total ownership interests in these unconsolidated real estate partnerships range from 20% to 80%. However, based on the provisions of the related partnership agreements, which grant varying degrees of control, we are not deemed to have control of these partnerships sufficient to require or permit consolidation for accounting purposes. There are no undisclosed lines of credit, side agreements, financial guarantees, or any other financial instruments related to or between us and our unconsolidated real estate partnerships. See Note H to the consolidated financial statements in Item 8 of this Annual Report for additional information on our unconsolidated real estate partnerships. Accordingly, our maximum risk of loss related to these unconsolidated real estate partnerships is limited to the aggregate carrying amount of our investment in the unconsolidated real estate partnerships as reported in our consolidated financial statements plus an additional funding commitment totaling $680,000.

Contractual Obligations

This table summarizes information contained in Management’s Discussion and Analysis and in the Notes to the consolidated financial statements contained in this Annual Report of Form 10-K regarding contractual obligations and commitments (amounts in thousands):

	2003	2004 and 2005	2006 and 2007	2008 and thereafter	Total
						Scheduled long-term debt maturities	$2,666	$6,786	$16,691	$71,058	$97,201
Secured Credit Facilities	11,628	—	—	—	11,628
Earnout payments(1)	1,353	—	—	—	1,353
Funding Commitment(2)	680	—	—	—	680
Construction Contracts	1,647	—	—	—	1,647
Purchase Commitments	1,590	—	—	—	1,590

	$19,564	$6,786	$16,691	$71,058	$114,099

(1)	The earn-out payments above represent the total amount that the Company would pay if all 82 remaining home sites became occupied in 2003 (see note H to the consolidated financial statements in Item 8 of this Annual Report for additional information).

(2)	The funding commitment above represents the total amount that the Company would pay as an additional investment in an unconsolidated real estate partnership (see note H to the consolidated financial statements in Item 8 of this Annual Report for additional information).

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is changes in interest rates relating to our various debt instruments and borrowings. The following is a discussion of the potential impact of changes in interest rates on our debt instruments.

As of December 31, 2002, we had $71.7 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

As of December 31, 2002, we had $17.4 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed until maturity of the related notes. We have repricing and refunding risks as to the unpaid balance on these notes of $14.5 million due at maturity between 2007 and 2011.

We have $8.1 million of interest only, non-recourse, secured long-term notes payable. These are variable rate loans at 30 day LIBOR plus 3%, with a floor of 6.5% and a ceiling of 10%. The interest rate on these notes was 6.5% at December 31, 2002. If the lender’s LIBOR rate was greater than 3.5% and LIBOR increased immediately by 1%, then our annual net income and cash flows would decrease by $81,000 due to an increase in interest expense based on the outstanding balance at December 31, 2002. We have repricing and refunding risks as to the $8.1 million unpaid balance due at maturity of these notes between 2005 and 2007.

As of December 31, 2002, the scheduled principal amortization and maturity payments for the Company’s secured notes payable and secured long-term debt are as follows (in thousands):

Year	Amortization	Maturities	Total

2003	$2,666	$—	$2,666
2004	2,862	—	2,862
2005	3,062	862	3,924
2006	3,292	—	3,292
2007	3,534	9,865	13,399
Thereafter			71,058

			$97,201

We have an additional recourse, secured line of credit that bears interest at the Bank’s “Reference Rate.” As of December 31, 2002, the outstanding balance was $11.6 million. If the Bank’s “Reference Rate” increased immediately by 1%, then our annual net income and cash flows would decrease by $116,000 due to an increase in interest expense on this line of credit, based on the outstanding balance at December 31, 2002. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note in May 2003.

We have a recourse, secured floor plan facility that bears interest at the lender’s prime rate plus amounts ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. If the lender’s prime rate increased immediately by 1%, then our annual net income and cash flows would decrease by $55,000 due to an increase in interest expense on this line of credit, based on the $5.5 million outstanding balance at December 31, 2002. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

We have a recourse, secured floor plan facility that bears interest at the lender’s prime rate plus amounts ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. If the lender’s prime rate increased immediately by 1%, then our annual net income and cash flows would decrease by $20,000 due to an increase in interest expense on this line of credit, based on the $2 million outstanding balance at December 31, 2002. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

Item 8.             Financial Statements and Supplementary Data.

The report of independent auditors, consolidated financial statements and schedule listed in the accompanying index are filed as part of this report and incorporated herein by reference. See “Index to Financial Statements” on page F-1.

Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 10.           Directors and Executive Officers of the Registrant

The information required by this item will be presented under the caption “Board of Directors and Officers” in American Land Lease’s proxy statement for its 2003 annual meeting of stockholders and is incorporated herein by reference.

Item 11.           Executive Compensation

The information required by this item will be presented under the captions “Summary Compensation Table,” Option/SAR Grants in Last Fiscal Year” and “Aggregated option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values” and “Employment Arrangements” in American Land Lease’s proxy statement for its 2003 annual meeting of stockholders to be held on May 28, 2003 and is incorporated herein by reference.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in American Land Lease’s proxy statement for its 2003 annual meeting of stockholders to be held on May 28, 2003 and is incorporated herein by reference.

Item 13.           Certain Relationships and Related Transactions

The information required by this item will be presented under the caption “Certain Relationships and Related Transactions” in American Land Lease’s proxy statement for its 2003 annual meeting of stockholders to be held on May 28, 2003 and is incorporated herein by reference.

Item 14.           Controls and Procedures

(a)                Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

(b)       Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect such controls.

Item 15.           Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

(a)(3)  The Exhibit Index is included beginning on page 41 of this report.

(b)       Reports on Form 8-K for the quarter ended December 31, 2002.

The Company filed no current reports on Form 8-K during the fourth quarter of 2002.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
American Land Lease, Inc.

We have audited the accompanying consolidated balance sheets of American Land Lease, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Land Lease, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note Q to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets,” as of January 1, 2002. As a result, the accompanying consolidated financial statements for 2001 and 2000, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Denver, Colorado
January 24, 2003, except for Note U,
   as to which the date is February 5, 2003

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,

	2002	2001

ASSETS
Real estate, net of accumulated depreciation of $17,827 and $15,535, respectively, including real estate under development of $40,053 and $37,882, respectively.	$ 207,500	$ 195,699
Cash and cash equivalents	1,223	607
Inventory	10,101	9,577
Investment in unconsolidated real estate partnerships	1,684	1,754
Other assets, net	8,335	8,954

Total Assets	$ 228,843	$ 216,591

LIABILITIES
Secured long-term notes payable	$ 97,201	$ 93,897
Secured short-term financing	19,118	13,251
Accounts payable and accrued liabilities	7,552	4,710

	123,871	111,858

MINORITY INTEREST IN OPERATING PARTNERSHIP	13,130	14,071

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share; 12,000 shares authorized; 8,649 and 8,482 shares issued; 6,939 and 6,772 shares outstanding (excluding treasury stock), respectively	86	85
Additional paid-in capital	280,665	278,919
Notes receivable from officers re common stock purchases	(848)	(1,315)
Deferred compensation re restricted stock	(396)	(278)
Dividends in excess of accumulated earnings	(161,280)	(160,364)
Treasury stock, 1,710 and 1,710 shares at cost, respectively	(26,385)	(26,385)

	91,842	90,662

Total Liabilities and Stockholders’ Equity	$ 228,843	$ 216,591

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	For the Years Ended December 31,

	2002	2001	2000

RENTAL PROPERTY OPERATIONS
Rental and other property revenues	$24,039	$22,703	$20,346
Revenue on participating mortgages and leases	—	—	612
Property operating expenses	(9,374)	(8,944)	(8,223)
Depreciation	(2,522)	(5,192)	(5,641)

Income from rental property operations	12,143	8,567	7,094

SALES OPERATIONS
Home sales revenue	23,427	16,873	12,150
Cost of home sales	(17,748)	(13,257)	(10,188)

Gross profit on home sales	5,679	3,616	1,962

Commissions earned on brokered sales	477	484	505
Commissions paid on brokered sales	(261)	(239)	(242)

Gross profit on brokered sales	216	245	263

Selling and marketing expenses	(5,553)	(4,236)	(3,206)
Minority interest in home sales operations	—	—	272

Income (loss) from sales operations	342	(375)	(709)

SERVICE OPERATIONS
Property management income, net	—	—	157
Commercial Assets management fees	—	—	335
Amortization of management contracts	—	—	(1,866)

Loss from service operations	—	—	(1,374)

Equity in earnings of Commercial Assets	—	—	686
General and administrative expenses	(1,954)	(1,728)	(1,798)
Interest and other income	927	1,504	960
Interest expense	(4,751)	(4,286)	(4,199)
Equity in (losses) income of unconsolidated real estate partnerships	(2)	65	26

Income before income taxes and minority interest in Operating Partnership	6,705	3,747	686
Income tax expense	—	(600)	—

Income before minority interest in Operating Partnership	6,705	3,147	686
Minority interest in Operating Partnership	(820)	(496)	(99)

Income from continuing operations	$5,885	$2,651	$587

DISCONTINUED OPERATIONS:
Income from discontinued operations, net of minority interest	71	47	50
(Loss) gain on sale of property, net of minority interest	(106)	3,432	337

(Loss) income from discontinued operations	(35)	3,479	387

Net Income	5,850	6,130	974

Basic earnings from continuing operations	$0.88	$0.39	$0.10
Basic (loss) earnings from discontinued operations	(0.01)	0.51	0.06

Basic earnings per share	$0.87	$0.90	$0.16

Diluted earnings from continuing operations	$0.87	$0.39	$0.10
Diluted (loss) earnings from discontinued operations	$(0.01)	$0.50	$0.06

Diluted earnings per share	$0.86	$0.89	$0.16

Weighted average common shares outstanding	6,741	6,847	6,244

Weighted average common shares and common share equivalents outstanding	6,826	6,878	6,244

Dividends paid per share	$1.00	$1.00	$1.00

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000
(in thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable on Common Stock Purchases	Deferred Compensation on Restricted Stock	Dividends In Excess of Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity

	Shares	Amount

BALANCES - DECEMBER 31, 1999	5,633	$56	$239,381	$(588)	$—	$(154,547)	$(450)	$83,852

Common stock issued as consideration for Commercial Asset common stock	2,675	27	37,559	—	—	—	(18,875)	18,711
Common stock issued for services rendered	7	—	76	—	—	—	—	76
Purchase of stock by officers	40	1	439	(440)	—	—	—	—
Purchases of treasury stock	—	—	—	—	—	—	(112)	(112)
Repayment of notes receivable from officers	—	—	—	64	—	—	—	64
Net income	—	—	—	—	—	974	—	974
Dividends paid	—	—	—	—	—	(6,030)	—	(6,030)

BALANCES - DECEMBER 31, 2000	8,355	84	277,455	(964)	—	(159,603)	(19,437)	97,535

Restricted Stock issued	30	—	343	—	(343)	—	—	—
Exercise of options	40	—	395	(395)	—	—	—	—
Conversion of OP Units	57	1	726	—	—	—	—	727
Purchases of treasury stock	—	—	—	—	—	—	(6,948)	(6,948)
Repayment of notes receivable from officers	—	—	—	44	—	—	—	44
Amortization of deferred compensation	—	—	—	—	65	—	—	65
Net income	—	—	—	—	—	6,130		6,130
Dividends paid	—	—	—	—	—	(6,891)	—	(6,891)

BALANCES - DECEMBER 31, 2001	8,482	$85	$278, 919	$(1,315)	$(278)	$(160,364)	$(26,385)	$90,662

Restricted Stock issued	21	—	291	—	(291)	—	—	—
Exercise of options	30	—	326	—	—	—	—	326
Conversion of OP Units	91	1	1,284	—	—	—	—	1,285
Proceeds for issuance of common stock under dividend reinvestment program	25	—	341	—	—	—	—	341
Repayment of notes receivable from officers	—	—	—	467	—	—	—	467
Payment of professional cost associated with dividend reinvestment program and other equity transactions	—	—	(496)	—	—	—	—	(496)
Amortization of deferred compensation	—	—	—	—	173	—	—	173
Net income	—	—	—	—	—	5,850	—	5,850
Dividends paid	—	—	—	—	—	(6,766)	—	(6,766)

BALANCES - DECEMBER 31, 2002	8,649	$86	$280,665	$(848)	$(396)	$(161,280)	$(26,385)	$91,842

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Years Ended December

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,850	$6,130	$974
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	2,977	5,451	8,016
Amortization of discount on secured long-term payable	72	204	—
Amortization of deferred compensation	173	65	—
Minority interest in Operating Partnership and sales operations	820	496	(271)
Equity in earnings of Commercial Assets	—	—	(476)
Minority interest attributable to discontinued operations	10	7	8
Equity in losses (income) of unconsolidated real estate partnerships	2	(65)	(26)
Loss (income) from discontinued operations, net of minority interest	106	(3,432)	(337)
Accrued interest on participating mortgages and other	—	—	(708)
Net (increase) decrease in operating assets and liabilities	1,667	(5,146)	(712)

Net cash provided by operating activities	11,677	3,710	6,468

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	1,073	14,485	3,920
Purchases of real estate	—	(1,813)	(1,769)
Capital replacements, improvements and additions	(12,017)	(11,334)	(4,620)
Capitalized interest	(3,426)	(2,916)	(2,236)
Payment for minority interest in consolidated real estate partnership	—	(551)	—
Notes receivable advances	(105)	—	(51)
Proceeds from notes receivable	791	1,728	—
Proceeds from sale of short-term investments	—	—	10,618
Dividends from Commercial Assets	—	—	1,077
Principal collections and indemnifications on CMBS bonds	133	1,301	618
Distributions received from investments in unconsolidated real estate partnerships	68	65	26
Cash received in connection with Acquisitions	—	—	11,860
Cash paid for merger related costs	—	—	(3,706)
Purchase of Commercial Asset stock	—	—	(20,418)

Net cash provided by ( used in) investing activities	(13,483)	965	(4,681)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (principal payments on) secured short-term financing	5,867	5,384	(1,457)
Proceeds from secured long-term notes payable borrowings	8,100	17,728	30,351
Principal payments on secured long-term notes payable	(4,868)	(13,732)	(24,160)
Payment of loan costs	(617)	(454)	(620)
Collection of escrow funds	539	649	—
Contributions for minority interest in subsidiary	—	—	1,782
Payment of professional cost associated with dividend reinvestment program, OP Unit Reinvestment and other equity transactions	(496)	(20)	—
Proceeds from stock options exercised	326	—	—
Proceeds from dividend reinvestment program	341	—	—
Proceeds from OP unit distribution reinvestment program	457	—	—
Repurchase of common stock	—	(6,948)	—
Collections of notes receivable on common stock Purchases	467	44	39
Payment of common stock dividends	(6,766)	(6,891)	(6,030)
Payment of distributions to minority interest in Operating Partnership	(928)	(1,045)	(1,045)

Net cash provided by (used in) financing activities	2,422	(5,285)	(1,140)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	616	(610)	647
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	607	1,217	570

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,223	$607	$1,217

AMERICAN LAND LEASE, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002

A.        The Company

American Land Lease, Inc. (“ANL” and, together with its subsidiaries, the “Company”) formerly Asset Investors Corporation, is a Delaware corporation that owns home sites leased to owners of homes situated on the leased land and operates the communities composed of these homes. The Company has elected to be taxed as a real estate investment trust (“REIT”). ANL’s common stock, par value $.01 per share (“common stock”), is listed on the New York Stock Exchange under the symbol “ANL.” In May 1997, ANL contributed its net assets to Asset Investors Operating Partnership, L.P. (the “Operating Partnership”) in exchange for the sole general partner interest in the Operating Partnership and substantially all of Operating Partnership’s initial capital.

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of common stock. After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of common stock in lieu of cash. At December 31, 2002, the Operating Partnership had 929,000 OP units outstanding, excluding those owned by ANL, and ANL owned 88% of the Operating Partnership. As of December 31, 2002, based on total home sites, 75% of the Company’s portfolio of manufactured home communities is located in Florida and 23% is located in Arizona.

B.        Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership and all majority owned subsidiaries. The minority interest in the Operating Partnership represents the OP Units that are redeemable at the option of the holder. All significant intercompany balances and transactions have been eliminated in consolidation.

Rental Properties and Depreciation

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of December 31, 2002, based on periodic reviews, management believes that no impairments exist. No impairment losses were recognized for 2002, 2001, and 2000.

In 2001, the Company completed a comprehensive review of its real estate related depreciation including a property-by-property analysis accounting for 30% of the Company’s capitalized real estate costs. As a result of this review, the Company changed its estimate of the remaining useful lives for its land improvements and buildings. Prior to October 1, 2001, the Company calculated depreciation using the straight-line method over an estimated useful life of 25 years for land improvements and buildings and 5 years for furniture and other equipment. Effective October 1, 2001, the Company calculates depreciation using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 30 to 45 years for buildings and 5 years for furniture and other equipment. These ranges were established through the comprehensive review and reflect, among other factors, the age of the asset at the time the change was made. The effect of this change increased net income (after minority interest in Operating Partnership) for the year ended December 31, 2002, by $2,557,000, or $0.38 per basic share and $0.37 per diluted share and for the year ended December 31, 2001, by $843,000, or $0.12 per basic and diluted share.

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

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required that could have a significant impact on the Company’s results of operations and cash flows.

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

The Company’s non-agency mortgage backed securities bonds (“MBS”) and commercial mortgage backed securities bonds (“CMBS”) were acquired at a significant discount to par value. The amortized cost of the non-agency MBS and CMBS bonds was equal to the outstanding principal amount net of unamortized discount and allowances for credit losses. Earnings from non-agency MBS and CMBS bonds are recognized based upon the relationship of cash flows received during the period and estimates of future cash flows to be received over the life of the bonds. The Company classifies its non-agency MBS and CMBS bonds as available-for-sale, carried at fair value in the financial statements. The Company generally estimates fair value of the non-agency MBS and CMBS bonds based on the present value of future expected cash flows of the bonds. The fair value of the non-agency MBS and CMBS bonds, based on the underlying assets that secure the bonds, are estimated using our best estimate of the future cash flows, capitalization rates and discount rates commensurate with the risks involved. The carrying amount of the MBS and CMBS assets at December 31, 2002 and 2001 was $267,000 and $363,000, respectively and is included in other assets.

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

Sales of homes by the Company are recorded upon the closing of the home sale transaction and title passing to the purchaser.

Deferred Financing Costs

Fees and costs incurred in obtaining financing are capitalized. Such costs are amortized over the terms of the related loan agreements using the effective interest method and are charged to interest expense.

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. Advertising expenses for the years ended December 31, 2002, 2001 and 2000 were $1,086,000, $903,000, and $947,000, respectively.

Equity in (Losses) Earnings of Unconsolidated Real Estate Partnerships

The Company owns an interest in two partnerships that develop, own and operate residential land lease communities. Investments in real estate partnerships in which the Company has influence, but does not have control, are accounted for under the equity method. Under the equity method, the Company’s pro-rata share of the (losses) or earnings of the unconsolidated real estate partnership for the periods presented is included in equity in (losses) earnings from unconsolidated real estate partnerships. During the fourth quarter of 2002, we changed our method of accounting for our investment in unconsolidated real estate partnerships from the cost method of accounting to the equity method in accordance with generally accepted accounting principles. The previous method of accounting did not have a materially different result from generally accepted accounting principles. However, due to increased operating losses, our proportionate share of the net loss has become more material and we have now recorded our investment in the unconsolidated real estate partnerships in accordance with generally accepted accounting principles.

The following table provides selected financial information for the Company’s unconsolidated real estate partnerships as of and for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Real estate, net of accumulated depreciation	$7,560	$7,218	$6,580
Total assets	7,666	7,392	6,747
Total liabilities	5,398	5,071	4,350
Partners’ equity	2,268	2,321	2,396
Total revenue	496	328	235
Total expenses	436	314	108
Net income	60	14	87

Income Taxes

The Company has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% (95% in 2000) of its adjusted taxable income to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income that it distributes currently to its stockholders. If the company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes and penalties, including taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities conducted through taxable subsidiaries is subject to federal, state, and local income taxes.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for U.S. Federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties, among other things.

The following table reconciles the Company’s net income to REIT taxable income (loss) for each of the three years ended December 31, 2002, 2001, and 2000 (in thousands):

	2002	2001	2000

Net income	$5,850	$6,130	$974
Elimination of earnings from the taxable consolidated subsidiaries included above	(42)	(256)	1,012

Income from REIT operations	5,808	5,874	1,986
Depreciation timing differences	(6,344)	(1,422)	(1,838)
Depreciation attributable to the election made under The Taxpayer Relief Act of 1997	(1,277)	(1,277)	—
Inclusion of unconsolidated grantor trusts	1,671	1,592	1,486
Deferred income differences	893	—	—
Other differences, net	1,676	974	1,010

Taxable income before adjustments	2,427	5,741	2,644
Difference on gain on sale of real estate	(106)	1,243	—
Capital gain attributable to election under Taxpayer Relief Act of 1997	—	30,000	—

REIT taxable income before net operating loss and dividends paid deduction	$2,321	$36,984	$2,644

As a result of the application of the Company’s net operating loss (“NOL”) carryforward, taxable income subject to the 90% distribution requirement is $0 at December 31, 2002.

For income tax purposes, dividends paid to common stockholders consist of ordinary income, capital gains (including unrecaptured section 1250 gain), return of capital or a combination thereof. For the years ended December 31, 2002, 2001 and 2000, dividends paid per share were taxable as follows:

	2002		2001		2000

	Amount	Percentage	Amount	Percentage	Amount	Percentage

Return of capital	$0.73	73.0%	$—	—%	$0.51	51.0%
Ordinary income	0.27	27.0	0.39	39.0	0.49	49.0
Capital gains	—	—	0.39	39.0	—	—
Unrecaptured section 1250 gain	—	—	0.22	22.0	—	—

Total	$1.00	100%	$1.00	100%	$1.00	100%

The Company utilized the provisions of the Taxpayer Relief Act of 1997 that allowed the Company a one-time election to treat its assets as having been sold for tax purposes in a deemed sale as of January 1, 2001 for the fair value of those assets. This election allowed the Company to recognize the fair value of its assets for tax purposes without making an actual sale. While this one time “mark to market” election resulted in a tax liability to the Company in 2001, this liability is computed at an effective rate of 2% of the capital gain recognized. The reduction in the effective tax rate to 2% is achieved through the use of the Company’s NOL. By utilizing these provisions, the Company increased its tax basis in its real estate assets that will result in greater depreciation deductions in the future, and therefore in a greater percentage of future dividends paid, if any, being characterized as a return of capital to its shareholders and not taxable dividends, than if the one-time election were not made. In addition, the election may allow individual shareholders to be taxed at a lower rate on distributions that we might ultimately make which are attributable to gains from the disposition of properties held by us on January 1, 2001. This election utilized approximately $31,000,000 of the company’s $95,000,000 NOL; in addition the Company recognized $600,000 in corporate income tax expense as a result of its decision.

At December 31, 2002, the Company’s NOL carryover was approximately $64,000,000 for the parent REIT entity and $2,592,000 (see Note M) for the Company’s taxable subsidiaries that are consolidated for financial reporting, but not for federal income tax purposes. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of the Company’s REIT taxable income, and as a result, to reduce the amount that the Company is required to distribute to stockholders to maintain its status as a REIT. It does not, however, affect the tax treatment to shareholders of any distributions that the Company does make. The REIT’s and the taxable subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2022, respectively.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding during each year. Diluted earnings per share for the years ended December 31, 2002, 2001, and 2000, reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 85,000, 31,000 and 0, respectively, without regard to vesting restrictions on options issued. Vested and unvested stock options together with shares issued for non-recourse notes receivable totaling 257,000, 406,000 and 775,000 shares for the years ended December 31, 2002, 2001, and 2000, respectively, have been excluded from diluted earnings per share as their effect would be anti-dilutive.

Stock-Based Compensation

Currently, the Company accounts for stock option compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which results in no compensation expense for options issued with an exercise price equal to or exceeding the market value of our common stock on the date of grant, instead of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), which would result in compensation expense being recorded based on the fair value of the stock option compensation issued. Effective January 1,

2003, the Company elected to account for stock option compensation in accordance with SFAS 123 and further amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”). The Company has elected to use the prospective method provided by SFAS 148 and described in SFAS 123 allowing the Company to transition to the adoption of accounting for stock options compensation granted, modified or settled after January 1, 2003.

Dividend Reinvestment and Stock Purchase Plan

The Company initiated a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) on May 3, 2002 which allows shareholders to acquire additional shares of common stock by reinvesting some or all of the cash dividends paid on the Company’s outstanding common stock. In addition, under the Plan, monthly optional cash investments, which are subject to a minimum purchase amount of $250 and a maximum quarterly purchase limit of $5,000 per shareholder, are permitted without approval from the Board of Directors. Optional cash investments in excess of $5,000 per shareholder are subject to approval by the Board of Directors and no such investments were approved during the year ended December 31, 2002. Shares may be acquired pursuant to the Plan directly from the Company at a price equal to the average of the daily high and low sales price of the Company’s common stock as reported on the New York Stock Exchange during the ten trading days prior to the date of the investment, less a possible discount determined by the Company of up to 5%, generally without payment of any brokerage commission or service charge by the investor. During the year ended December 31, 2002, approximately 25,000 shares were issued at an average cost of $13.90. The shares issued included shares issued to officers and directors on terms identical to those offered to third parties.

Capitalized Interest

Interest incurred relating to the development of communities is capitalized during the active development period. The Company’s strategy is to master plan, develop, and build substantially all of the home sites in its communities. Accordingly, substantially all projects, excluding finished lots where the home is available for occupancy, are undergoing active development. During 2002, 2001, and 2000, capitalized interest was approximately $3,426,000, $2,916,000, and $2,236,000, respectively.

Treasury Stock

On October 17, 2000, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding common stock. The timing of stock purchases is at the discretion of management. No shares were repurchased in 2002. During 2001 and 2000, the Company repurchased 576,613 and 8,108 shares of common stock, respectively, at a weighted average stock price of $12.03 and $13.90 per share, respectively.

Statements of Cash Flows

The Company considers cash maintained in bank accounts, money market funds and highly-liquid investments with an initial maturity of three months or less to be cash and cash equivalents. The Company made interest payments of $8,111,000, $6,750,000, and $5,751,000 for 2002, 2001, and 2000 respectively, of which $3,426,000, $2,916,000, and $2,236,000 for 2002, 2001, and 2000 was capitalized, respectively.

Non-cash operating, investing and financing activities for 2002, 2001 and 2000 were as follows (in thousands):

	2002	2001	2000

Issuance of Common Stock for:
Conversion of OP Units	$1,285	$747	$—
Services	—	343	76
Notes receivable	—	395	440
Real estate and other assets acquired in merger with Commercial Assets:
By assumption of notes payable	—	—	29,412
By assumption of accounts payable and accrued liabilities	—	—	4,054
By assumption of minority interest	—	—	554
By issuance of common stock, net of treasury stock	—	—	20,067
Reclassification of investment in Commercial Assets to treasury stock	—	—	18,875
Real estate acquired:
By cancellation of participating mortgages and assumption of payables	—	—	23,333
For issuance of OP Units	—	—	496
By assumption of notes payable	—	—	4,904
By assumption of accounts payable and accrued liabilities, net of other assets received	—	—	2,186
For issuance of note payable	—	—	1,740
Receivables from minority interest in subsidiaries	—	—	4
Inventory acquired
By assumption of short-term financing	—	—	4,594
By cancellation of participating mortgages	—	—	1,063
By assumption of accounts payable and accrued liabilities, net of other assets received	—	—	311
By minority interest in subsidiary	—	—	1,404
Purchase of minority interest in subsidiaries by cancellation of receivables	—	—	41
Purchase of property management contracts for note receivable	—	—	380
Cancellation of intercompany balances as a result of the merger	—	—	4,426
Other assets, net of liabilities assumed, for minority interest in subsidiary	—	—	97
Cancellation of notes receivable for services	—	—	52
Long-term debt assumed by purchaser of real estate	—	—	2,800
Escrow of long-term debt proceeds	—	—	400
Acquisition of treasury stock by cancellation of note receivable	—	—	112
Preferred minority interest in real estate sold	—	—	400

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

Reclassifications

Certain reclassifications have been made in the 2001 and 2000 consolidated financial statements to conform to the classifications used in the current year. Such reclassifications have no material effect on the amounts as originally presented.

C.        Merger with Commercial Assets

Effective August 11, 2000, the Company and Commercial Assets, Inc. (“Commercial Assets”) merged. Prior to the merger, the Company owned 2,761,000 shares (approximately 27%) of the common stock of Commercial Assets. Pursuant to the amended merger agreement, Commercial Assets shareholders, with the exception of the Company and its officers and directors and the officers and directors of Commercial Assets, were provided an election to receive either (1) $5.75 in cash per share of Commercial Assets common stock or (2) 0.4075 shares of the Company’s common stock per share of Commercial Assets common stock.

As a result of the merger, the Company acquired the assets and liabilities of Commercial Assets by paying $20,418,000 in cash for 3,551,000 Commercial Assets shares and issuing 1,664,000 shares of the Company’s common stock valued at $20,067,000 for 4,085,000 Commercial Assets shares. The merger with Commercial Assets was recorded using the purchase method of accounting. The aggregate purchase price was $97,372,000 (including the Company’s previous investment in Commercial Assets of $18,875,000, assumption of liabilities and minority interest of $34,020,000, and transaction costs of $3,992,000). During 2001, the allocation of the purchase price was finalized, which resulted in changes to amounts included in the prior year financial statements. The final purchase price allocation was as follows (in thousands):

Real Estate	$59,177
Investment in real estate joint venture	1,764
Cash and cash equivalents	11,860
Short term investments	10,618
Investment in home sales	2,718
Other assets	11,198
Secured long-term notes payable	(29,412)
Accounts payable and accrued liabilities	(4,017)
Minority interest	(554)

D.        Real Estate

Real estate at December 31, 2002 and 2001 is as follows (in thousands):

	2002	2001

Land	$47,041	$43,818
Land improvements and buildings	178,286	167,416

	225,327	211,234
Less accumulated depreciation	(17,827)	(15,535)

Real estate, net	$207,500	$195,699

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities.

In 2001, the Company completed a comprehensive review of its real estate related depreciation including a property-by-property analysis accounting for 30% of the Company’s capitalized real estate costs. As a result of this review, the Company changed its estimate of the remaining useful lives for its land improvements and buildings. Prior to October 1, 2001, the Company calculated depreciation using the straight-line method over an estimated useful life of 25 years for land improvements and buildings and 5 years for furniture and other equipment. Effective October 1, 2001, the Company calculates depreciation using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 30 to 45 years for buildings and 5 years for furniture and other equipment. The Company’s real estate investment consists of buildings, land improvements, and land. Buildings consist primarily of the clubhouses at its manufactured housing communities maintained as amenities for tenant use. A majority of the Company’s investment in land improvements consists of long-lived assets such as lateral infrastructure at its residential land lease communities including sanitary sewer and storm water collection systems, potable water supply systems, roads and walkways. The balance of land improvements consists of assets with shorter lives such as marinas, fencing, swimming pools, spas, shuffleboard courts, tennis courts and other tenant amenities. Land is not depreciated. The effect of this change increased net income (after minority interest in Operating Partnership) for the year ended December 31, 2002, by $2,557,000, or $0.38 per basic share and $0.37 per diluted share and for the year ended December 31, 2001, by $843,000, or $0.12 per basic and diluted share.

During 2002, the Company sold a 62 home/residential vehicle site community in Mesa, Arizona to a third party for an aggregate sales price of approximately $1,000,000. The net proceeds of $933,000 were used to repay a portion of the Company’s outstanding short-term indebtedness and for other corporate purposes. The Company recognized a loss under generally accepted accounting principles of approximately $106,000, net of minority interest in Operating Partnership.

During 2002 and 2001, the Company sold 3 and 7 homesites, respectively, for total consideration of $98,000 and $302,000, respectively, to existing tenants in Arizona.

During 2001, the Company sold three properties containing 604 operational home sites to unrelated third parties. Cash proceeds of approximately $14,183,000 were used to repay all of the Company’s short-term indebtedness then outstanding and a portion of the Company’s outstanding indebtedness. The Company recognized a gain of approximately $3,432,000, net of minority interest in Operating Partnership, on the disposition of these properties, each of which were sold at a gain.

E.        Investments in Participating Mortgages

As of December 31, 1999, the Company had participating mortgage notes receivable of $22,475,000. The notes accrued 10% interest and matured in 20 years. In addition, the Company received additional interest up to 50% of the borrower’s profit from such communities. In January 2000, the Company purchased for $36,816,000 the four residential land lease communities and the undeveloped home sites at three additional residential land lease communities that secured the Company’s participating mortgage.

The purchase price was paid as follows (in thousands):

Cancellation of participating mortgages and loans	$24,851
Assumption of debt	10,704
Issuance of 44,572 OP Units	496
Cash	765

$36,816

During 2000, the Company had earnings of $612,000 from the participating mortgages.

F.        Secured Long-Term Notes Payable

The following table summarizes the Company’s secured long-term notes payable (in thousands):

	December 31,

	2002	2001

Fixed rate, ranging from 6.5% to 8.75%, fully amortizing, non-recourse notes maturing at various dates from 2018 through 2020.	$71,672	$80,257
Fixed rate, ranging from 7.7% to 8.2%, partially amortizing, non-recourse notes maturing at various dates from 2007 through 2011.	17,435	11,505
Variable rate, at LIBOR plus 300 basis points with a 6.5% floor, non-recourse notes maturing in 2005 and 2007	8,094	2,135

	$97,201	$93,897

Real estate assets that secure the long-term notes payable had a net book value of $168,630,000 at December 31, 2002. The Company had $396,000 in escrow accounts with lenders related to the long-term notes payable at December 31, 2002, including amounts for real estate taxes and certain capital expenditures. In 2002, the Company entered into three long-term financing arrangements that allows for future advances to be advanced upon attaining increased occupancy at the mortgaged property. At December 31, 2002, the remaining balance of the aforementioned potential advances was $9,200,000. The scheduled principal amortization and maturity payments for the Company’s long-term notes payable at December 31, 2002 are as follows (in thousands):

Year	Amortization	Maturities	Total

2003	$2,666	$—	$2,666
2004	2,862	—	2,862
2005	3,062	862	3,924
2006	3,292	—	3,292
2007	3,534	9,865	13,399
Thereafter			71,058

			$97,201

G.        Secured Short-Term Financing

The Company has a revolving line of credit with a bank with a total commitment of $17,000,000 that bears interest at the bank’s “Reference Rate” (4.75% at December 31, 2002). The line of credit is secured by real property and improvements located in St. Lucie County, Florida and Maricopa County, Arizona with a net book value of $32,011,000. The revolving line of credit matures in May 2003. At December 31, 2002, $11,628,000 was outstanding and $5,372,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder. Based upon the application of these covenants as of December 31, 2002, the entire undrawn commitment of $5,372,000 was available to the Company.

The Company has a floor plan line of credit with a floor plan lender providing a credit facility of $8,500,000 with a variable interest rate linked to the prime rate and spreads varying from 1% to 1.75%, depending on the manufacturer and age of the inventory. Individual advances mature as early as 360 days or have no stated maturity, based upon the manufacturer. Amounts outstanding are nonrecourse to the Company for the period of time the financed home is subject to a repurchase agreement with the manufacturer of the home. This floor plan line of credit is secured by inventory located in the

Company’s residential land lease communities with a carrying value of approximately $5,478,000. At December 31, 2002, $5,483,000 was outstanding and $3,017,000 was available under the floor plan credit facility.

On March 1, 2002, the Company’s former floor plan lender notified the Company of its election to exit the floor plan lending business nationwide. This recourse floor plan line of credit bears interest at the lender’s prime rate plus amounts ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. Our obligations existing as of December 31, 2002 will mature the earlier of the date of sale of a home financed pursuant to the floor plan or April 2003. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $2,023,000. At December 31, 2002, $2,007,000 was outstanding under this floor plan credit facility.

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

During 2002, the Company entered into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of residential land lease communities. The unpaid balance of these contracts remaining at December 31, 2002 is approximately $1,647,000.

As of December 31, 2002, the Company’s outstanding purchase obligations with manufacturers of homes to be constructed in the Company’s communities totaled $1,590,000.

The Company has agreed to invest up to an additional $680,000 in a real estate joint venture in four equal, annual installments of $170,000 of which no payments have been disbursed as of December 31, 2002.

In connection with the acquisition of a residential land lease community, the Company entered into an earn-out agreement with respect to 142 unoccupied home sites. The Company advances an additional $16,500 pursuant to the earn-out agreement for each newly occupied home site either in the form of cash or 946 OP Units, as determined by the seller. At December 31, 2002, there were 82 unoccupied home sites subject to the earnout for a total commitment of $1,353,000. The Company has advanced the following in cash and OP Units for newly occupied home sites (in thousands).

	Year Ended December 31,

	2002	2001	2000

Cash	$199	$166	$215
OP Units	—	—	—

	$199	$166	$215

I.         Operating Segments

Investments in residential land lease communities constitute substantially the Company’s entire portfolio, and as such, management of the Company assesses the performance of the Company as one operating segment.

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

•          Non-agency MBS and CMBS Bonds - the carrying amount of non-agency MBS and CMBS bonds included in other assets in the balance sheet approximate those assets’ fair values. The Company generally estimates fair value of the non-agency MBS and CMBS bonds based on the present value of future expected cash flows of the bonds. The fair value of the non-agency MBS and CMBS bonds, based on the underlying assets that secure the bonds, are estimated using managements’ best estimate of the future cash flows.

•          Secured long-term notes payable - based upon borrowing rates currently available to the Company, the carrying value of secured long-term notes payable approximates their fair value.

K.        Common Stock and Dividends

The Company paid dividends to stockholders and distributions to holders of OP Units as follows (in thousands):

	Year Ended December 31,

	2002	2001	2000

Dividends	$6,766	$6,891	$6,030
Distributions	928	1,045	1,045

Total	$7,694	$7,936	$7,075

The Company’s Certificate of Incorporation permits the Board of Directors to issue classes of preferred and common stock without further stockholder approval. As of December 31, 2002, the Company has not issued any classes of stock other than common stock.

Officer Stock Loans and Restricted Stock

In previous years, the Company had provided loans to three of its executive officers in an amount equal to the total cash required to purchase common stock in the Company at the then prevailing market prices. These loans have a 10-year maturity, are 25% recourse to the executive officers, bear interest at 7.5% and are secured by the stock acquired with the proceeds from the loan. During the year ended December 31, 2002, an officer who had separated from the Company repaid the balance due in full in accordance with the terms of the loan. As of December 31, 2002, the total balance outstanding on loans made to two officers secured by Company common stock was $848,000 and principal and interest payments made on these obligations during the years ended December 31, 2002, 2001, and 2000 were $552,000, $143,000 and $80,000 respectively, and the loans are current with respect to principal and interest. In compliance with current regulations, the Company will not provide loans to executive officers in the future.

The Company issued 23,500 and 30,000 shares of restricted stock to members of management for the years ended December 31, 2002 and 2001, respectively. The restricted stock was issued at the fair value of the common stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to a risk of forfeiture within the vesting period. Vesting periods of the restricted stock issued range from two to five years. The fair value of the restricted stock is amortized to compensation expense over the vesting period. Changes in unamortized restricted stock are as follows:

	December 31,

	2002	2001

Beginning unamortized value	$ 278,000	$ —
Fair value of restricted stock issued	291,000	343,000
Amortization of fair value	(173,000)	(65,000)

Ending unamortized value	$ 396,000	$ 278,000

In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock are charged to compensation expense in the period paid. The total compensation expense charged to income related to restricted share awards was $223,000 and $153,000 for the years ended December 31, 2002 and 2001, respectively.

L.        Non-agency MBS Bonds and CMBS Bonds

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

The Company’s non-agency mortgage backed securities bonds (“MBS”) and commercial mortgage backed securities bonds (“CMBS”) were acquired at a significant discount to par value. The amortized cost of the non-agency MBS and CMBS bonds was equal to the outstanding principal amount net of unamortized discount and allowances for credit losses. Earnings from non-agency MBS and CMBS bonds are recognized based upon the relationship of cash flows received during the period and estimates of future cash flows to be received over the life of the bonds. The Company classifies its non-agency MBS and CMBS bonds as available-for-sale, carried at fair value in the financial statements. The Company generally estimates fair value of the non-agency MBS and CMBS bonds based on the present value of future expected cash flows of the bonds. The fair value of the non-agency MBS and CMBS bonds, based on the underlying assets that secure the bonds, are estimated using our best estimate of the future cash flows, capitalization rates and discount rates commensurate with the risks involved. The carrying amount of the MBS and CMBS assets at December 31, 2002, 2001 was $267,000 and $363,000, respectively and is included in other assets.

M.       Income Taxes

Taxable Consolidated Entities

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities of taxable entities that are consolidated for financial reporting purposes (but not for tax purposes) and the amounts used for income tax purposes. During 2002 and 2001, the taxable consolidated entities were comprised of the “taxable REIT subsidiaries” of the Company that are wholly-owned by the Operating Partnership. During 2000, the taxable consolidated entities were comprised of subsidiaries in which the Company held non-voting preferred stock.

Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31, 2002	December 31, 2001

Total deferred tax liabilities	$—	$—

Deferred tax assets:
Net operating loss carry forwards	975,000	521,000
Depreciation	—	15,000
Receivables	6,000	143,000
Deferred income	70,000	16,000
Other	36,000	9,000

Total deferred tax assets	1,087,000	704,000
Valuation allowance for deferred tax assets	(1,087,000)	(704,000)

Deferred tax assets, net of valuation allowance	—	—

Net deferred tax assets (liabilities)	$—	$—

Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”), requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $1,087,000 valuation allowance at December 31, 2002 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $383,000. At December 31, 2002, the Company has available net operating loss carryforwards of approximately $2,592,000 arising from the operations of the consolidated taxable REIT subsidiaries. The Company did not record a deferred tax benefit or expense during the periods ended December 31, 2002 and 2001.

Consolidated income (loss) subject to tax is $(674,000), $293,000, and $(1,181,000) for 2002, 2001 and 2000, respectively. The reconciliation of income tax attributable to consolidated income (loss) subject to tax from continuing operations computed at the U.S. statutory rate to income tax expense (benefit) is shown below (in thousands):

	Year Ended December 31, 2002		Year Ended December 31, 2001		Year Ended December 31, 2000

	Amount	Percent	Amount	Percent	Amount	Percent

Tax at U.S. statutory rates on consolidated income (loss) subject to tax	(229,000)	(34.0)%	$100,000	34. 0%	$(402,000)	(34.0)%
State income tax, net of federal tax benefit	(24,000)	(3.6)%	11,000	3.7%	(43,000)	(3.6)%
Other	2,000	0.3%	1,000	0.4%	1,000	0.1%
Increase (decrease) in valuation allowance	251,000	37.3%	(112,000)	(38.1)%	444,000	37.5%

	$—	—%	$—	—%	$—	—%

N.        Stock Option Plan

The Company has a Stock Incentive Plan (the “Stock Plan”) for the issuance of up to 3,000,000 qualified and non-qualified stock options and shares of Common Stock to its directors, officers, employees and consultants. As of December 31, 2002 and 2001, 1,322,000 and 1,129,000 respectively, related to outstanding stock options. The exercise price for stock options may not be less than 100% of the fair value of the shares of Common Stock at the date of grant. Stock options granted through December 31, 1997 have 5-year terms and stock options granted after 1997 have 10-year terms. All outstanding stock options are non-qualified stock options.

Presented below is a summary of the changes in stock options for the three years ended December 31, 2002.

	Weighted Average Exercise Price	Shares

Outstanding-December 31, 1999	$18.40	902,000

Granted	10.89	89,000
Assumed in connection with acquisitions	15.30	100,000
Exercised	11.00	(40,000)
Expired	16.72	(69,000)

Outstanding-December 31, 2000	$17.83	982,000

Granted	$10.99	321,000
Exercised	9.88	(40,000)
Expired	15.79	(134,000)

Outstanding-December 31, 2001	$16.41	1,129,000

Granted	$13.54	267,000
Exercised	10.88	(30,000)
Expired	14.78	(44,000)

Outstanding-December 31, 2002	$16.02	1,322,000

As of December 31, 2002, outstanding options have the following ranges of exercise prices and weighted average remaining lives:

	Ranges of Exercise Prices

	$9.88 to $13.50	$14.75 to $15.95	$16.26 to $19.38	All Ranges

Outstanding stock options:
Number of options	580,000	77,000	665,000	1,322,000
Weighted average exercise price	$12.35	$15.33	$19.30	$16.02
Weighted average remaining life	8.03 years	6.48 years	5.24 years	6.53 years
Exercisable stock options:
Number of options	496,000	72,000	665,000	1,233,000
Weighted average exercise price	$12.55	$15.35	$19.30	$16.36
Weighted average remaining life	8.05 years	6.50 years	5.24 years	6.44 years

Options granted to date vest over various periods up to five years. As of December 31, 2002, 2001 and 2000, 1,233,000, 973,000, and 673,000, respectively, of the outstanding options were exercisable. As of December 31, 2002, 2001, and 2000, the weighted average exercise price of exercisable options was $16.36, $17.24, and $18.01, respectively.

Currently, the Company accounts for stock option compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which results in no compensation expense for options with an exercise price equal to or exceeding the market value of our common stock on the date of the grant, instead of Statement of Financial Accounting Standards No. 123,

Accounting for Stock-Based Compensation (“SFAS 123”), which would result in compensation expense being recorded based on the fair value of the stock option compensation issued. Effective January 1, 2003, the Company adopted the accounting provisions of SFAS 123 and will transition using the prospective method. Under this method, the Company will now apply the fair value recognition provisions of SFAS 123 to all employee awards granted, modified, or settled on or after January 1, 2003, which will result in compensation expense being recorded based on the fair value of the stock option.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for options issued by the Company were estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	2002	2001	2000

Range of risk free interest rates	4.5% to 5.0%	3.4% to 5.2%	5.9% to 6.0%
Expected dividend yield	7.38%	8.75%	9.09%
Volatility factor of the expected market price of the Company’s common stock	0.238	0.275	0.313
Expected life of options	10.0 years	5.2 years	10.0 years

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For 2002, 2001, and 2000, the estimated weighted-average grant-date fair value of options granted was $1.27 per option, $1.11 per option, and $1.16 per option, respectively. The Company assumed lives of five to ten years and risk-free interest rates equal to the Five- or Ten-Year U.S. Treasury rates on the date the options were granted depending on option terms. In addition, the expected stock price volatility and dividends rates were estimated based upon historical experience from the date of our merger with Commercial Assets in August of 2000 and ending on the date the options were granted.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands except for per share data):

	2002	2001	2000

Net income	$5,850	$6,130	$974
Amortization of the fair value of options, net of minority interest in Operating Partnership	331	832	556

Proforma net income	$5,519	$5,298	$418
Pro forma earnings per share:
Basic	$0.82	$0.77	$0.07
Diluted	$0.81	$0.77	$0.07

The Company also grants restricted stock awards as part of its equity compensation plan. For the years ended December 31, 2002 and 2001, the Company granted restricted stock awards with weighted average fair values per share of $13.50 and $10.00, respectively. There were no grants awarded in 2000. These awards are amortized to compensation expense over the applicable vesting period (4 to 5 years.)

O.        Savings Plan

The Company has a 401(k) defined-contribution employee savings plan, which provides substantially all employees the opportunity to accumulate funds for retirement. The Company may, at its discretion, match a portion of the contributions from participating employees. During 2002, 2001 and 2000, the

Company matched $10,000, $5,000 and $16,000, respectively, of employee contributions. The Company’s match vests as follows:

Years of Service	Vested Interest

1	0%
2	30%
3	60%
4	100%

P.        Home Sales Business

The Company owns an inventory of developed vacant sites within our portfolio of residential land lease communities. In addition, the Company owns undeveloped land that is contiguous to existing occupied communities. The Company’s home sales business seeks to facilitate the conversion of this inventory of unleased land into leased sites with long-term cash flows. For the years ended December 31, 2002 and 2001, the Company’s home sales business resulted in 307 and 237, respectively, of new home sites being leased and occupied with new homes, an increase of 29.5%.

Q.        Discontinued Operations

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”) became effective for fiscal years beginning after December 15, 2001. In accordance with SFAS No. 144, net income and gain (loss) on the disposition of real estate for communities sold or considered held for sale after December 31, 2001 are reflected in our statements of operations as “discontinued operations” for all periods presented. Below is a summary of discontinued operations. No assets met the criteria of FAS 144 to be classified as held for sale as of December 31, 2002.

	2002	2001	2000

Discontinued Property Operations
Rental and other property revenues	$184,000	$174,000	$206,000
Property operating expenses	(88,000)	(89,000)	(108,000)
Depreciation	(15,000)	(31,000)	(40,000)

Income from discontinued operations before loss on disposition of discontinued operations	81,000	54,000	58,000
Loss on disposition of discontinued operations	(121,000)	—	—

Income from discontinued operations before minority interest	(40,000)	54,000	58,000
Minority interest attributed to discontinued operations	5,000	(7,000)	(8,000)

Income from discontinued operations, net of minority interest	$(35,000)	$47,000	$50,000

The assets and liabilities of the discontinued operations have been included in the assets of the Company on the balance sheets; therefore the following table details the amounts that are included in the balance sheets at December 31, 2002 and 2001 (in thousands):

Discontinued Property Assets	2002	2001

Real Estate Assets, net	$—	$1,068
Other Assets	—	9
Liabilities	—	16

R.        Recent Accounting Developments

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 141, Business Combinations (“SFAS 141”) and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires the Company to reflect intangible assets apart from goodwill and supercedes previous guidance related to business combinations. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. SFAS 142 eliminates amortization of goodwill and indefinite lived intangible assets and requires the Company to perform impairment tests at least annually on all goodwill and other indefinite lived intangible assets. The requirements of SFAS 142 were effective for the Company beginning January 1, 2002. The adoption of SFAS 141 or SFAS 142 did not have a material effect on the Company’s financial position or results of operations.

In October 2001, FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 establishes criteria beyond those previously specified in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS 121”), to determine when a long-lived asset is classified as held for sale and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 was effective for the Company beginning January 1, 2002. The adoption of SFAS 144 requires the Company to report assets held for sale (as defined by SFAS 144) and assets sold as discontinued operations, if material. The Company has reported the results of discontinued operations, less applicable income taxes, as a separate component of income on the income statement.

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

In July 2002, FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company plans to adopt SFAS No. 146 in January 2003. The Company does not anticipate that the adoption of SFAS 146 will have a material effect on its financial position or results of operations.

In October 2002, the FASB issued Statement of Accounting Standard No.147, Acquisitions of Certain Financial Institutions (“SFAS 147”), which provides guidance on the accounting for the acquisition of a financial institution, which had previously been addressed in FASB Statement of Accounting Standard No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. The Company’s adoption of SFAS on October 1, 2002 did not have a material effect on its financial position or results of operations.

In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”). FIN 45 will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in FIN 45, which are not included in the long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees, even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees issued prior to the date of FIN 45’s initial application should not be revised or restated to reflect its provisions. The Company does not anticipate that the adoption of FIN45 will have a material impact on its financial position or results of operations.

In December 2002, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” (“SFAS 148”). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide transition alternatives for adopting the accounting provisions of SFAS 123 and also amends the disclosure requirements of SFAS 123. Additionally, SFAS 148 requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 in Note N of these consolidated financial statements. The transition provisions of SFAS 148 will be adopted on January 1, 2003 when the Company adopts the accounting provisions of SFAS 123. See Note N for information on the impact the adoption of SFAS 148 will have on the Company’s consolidated financial condition and results of operations.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”(“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity though voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46’s consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not anticipate that the adoption of FIN 46 will have a material impact on the Company’s financial position or results of operations.

S.         Transactions with Related Parties

Transactions involving Messrs. Moore and Gaynor

During 1999, two property management companies (collectively, “AIC Property Management”) received property management and accounting fees of $672,000 from communities in which the Company owns an interest and $172,000 from communities in which Commercial Assets owned an interest. The Company owned 50% of AIC Property Management and Community Management Investors Corporation (“CMIC”) owned 50% of AIC Property Management. Mr. Moore, the Company’s President, owned 35% and Mr. Gaynor, the Company’s Vice President, owned 20% of CMIC. In order for AIC Property Management to provide the above services, AIC Property Management utilized staff and resources of Brandywine Financial Services Corporation and its affiliates (“Brandywine”). Mr. Moore is the founder and was the Chief Executive Officer of Brandywine prior to his appointment as the Company’s President and Chief Operating Officer. Effective January 1, 2000, the Company purchased CMIC’s 50% interest in AIC Property Management for a $2,120,000 promissory note that was scheduled to mature January 2001. The Company prepaid the note in full in September 2000 and paid $126,000 in interest on the note in 2000.

Brandywine Commercial Services Corporation (“Services Corp.”), an affiliate of Brandywine, provided maintenance services to both the Company’s communities and Commercial Assets communities. Mr. Moore owned 50% of Services Corp. during 1999. Services Corp. received fees of $1,725,000 from the Company’s communities and $658,000 from Commercial Assets communities for maintenance services provided during 1999. Effective January 1, 2000, the Company purchased 100% of Services Corp.’s assets and operations for $30,000 and the assumption of leases on equipment used by Services Corp.

During 2002, 2001 and 2000, Brandywine Financial Services Corporation, an affiliate of Brandywine, provided back office support to both the Company’s communities and the Company’s corporate office located in Florida. Mr. Moore owns 50% of Brandywine Financial Services as of December 31, 2002. Brandywine Financial Services received fees of $90,000, $359,000 and $544,000, respectively, for services provided in 2002, 2001 and 2000. Pursuant to the Company’s consolidation of its offices from Chadds Ford, Pennsylvania and Denver, Colorado to Clearwater, Florida, the Company now performs these functions out of its Clearwater office. Effective March 31, 2002, Brandywine Financial Service’s services to the Company were terminated.

Effective January 1, 2000, the Company purchased four communities and undeveloped home sites at three other communities from entities in which Mr. Gaynor, formerly the Company’s Vice President of Development and General Counsel, owned a 31% interest (the “CADC Properties”). During 1999, the Company held participating mortgages secured by the CADC Properties. The purchase price for the CADC Properties was $36,816,000 and was paid as follows:

•      Issuance of 44,572 OP Units at an assigned value of $496,000,

•      Cancellation of $24,851,000 in loans from us involving the CADC Properties,

•      Assumption of $10,704,000 in third-party debt, and

•      $765,000 cash.

On April 18, 2000, the Company loaned $440,000 to Mr. Gaynor that he used to exercise certain stock options granted to him by the Company in 1999. The loan bore interest at 7.5% and was to mature April

18, 2010. During 2002, Mr. Gaynor separated from the Company and repaid the balance due in full in accordance with the terms of the loan.

Transactions involving Messrs. Considine and Rhodes

Effective January 1, 2000, the Company acquired, through a subsidiary in which it held non-voting stock and Messrs. Considine, the Company’s Chairman and Chief Executive Officer, and Rhodes, a director of the Company, own the voting common stock, substantially all of Sales Corp.’s activities and its inventory of homes located at the Company’s communities for (a) $100,000 cash, (b) the assumption of $493,000 in third-party debt, and (c) the cancellation of $64,000 in loans.

Prior to the merger with Commercial Assets, the Company, through certain partially owned subsidiaries (the “Management Subsidiaries”), provided management and related services to Commercial Assets and others. The Company owned non-voting stock of the Management Subsidiaries, and Messrs. Considine and Rhodes directly and indirectly held the voting stock. In September, 2000, the Company acquired the interests of Messrs. Considine and Rhodes in the Management Subsidiaries for consideration in the amount of approximately $24,500 each. The consideration was paid in the form of cancellation of notes payable, including accrued interest.

The Company owned and leased golf courses that, prior to January 1, 2001, it would not otherwise have been permitted to operate under the tax rules governing REITs, to CR Golf Course Management, LLC (“CR Golf”), an entity that was owned equally by Messrs. Considine (indirectly) and Rhodes. During 2000, the Company earned $264,000 on the leases with CR Golf. The Company purchased Messrs. Considine and Rhodes entire interest for consideration including cancellation of amounts due under lease agreements.

The Company has owned and leased a recreational vehicle park, that it would not otherwise have been permitted to operate under the tax rules governing REITs, to AIC RV Management Corp. (“AIC RV Management”), an entity that was owned equally by Messrs. Considine (indirectly) and Rhodes. During 2000, AIC RV Management paid the Company aggregate lease payments of $354,000.

On December 14, 2000, the Company sold its interest in the recreational vehicle park to a third party for total consideration of $3,960,000 and recorded a gain on sale of $286,000. The Company retained an indirect preferred minority position in the acquiring entity totaling $400,000. The Company’s retained interest provides for 10% preferred return, payable monthly. The Company has a continuing right to put its preferred position to the buyer beginning December 14, 2005.

In conjunction with the sale of the recreational vehicle park, the Company terminated the ground lease with AIC RV Management that originally was scheduled to expire in 2022 and paid a lease termination fee of $186,000 to AIC RV Management.

Formation of Taxable REIT Subsidiary

During 2000, certain subsidiaries of the Company and other entities engaged in activities including activities related to home sales, golf courses, and certain utilities operations, and received income that would not otherwise have been permitted under the tax rules governing REITs during the year. In order to allow the Company to maintain its REIT status for federal income tax purposes, Messrs. Considine and Rhodes, directly or indirectly, equally owned the outstanding voting securities issued by these entities. The Company owned all of the outstanding non-voting common stock of certain of these entities.

H.R. 1180, the Work Incentives Improvement Act of 1999 (the “Act”) was enacted on December 17, 1999 and contained several provisions known as the REIT Modernization Act. Among other provisions, the Act allowed a REIT to own up to 100% of the stock of a Taxable REIT Subsidiary (“TRS”) that can provide services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. The Act was effective beginning in 2001. As a result and as of January 1, 2001, the Company elected to treat certain subsidiaries as TRSs and purchased, and Messrs. Considine and Rhodes sold, their entire interest, which included voting control in certain entities, for consideration including cancellation of amounts due under lease agreements.

T.        Selected Quarterly Financial Data (Unaudited)

Presented below is selected quarterly financial data for 2002 and 2001 (in thousands, except per share data).

	Three Months Ended

2002	December 31,	September 30,	June 30,	March 31,

Rental and other property revenues	$6,151	$6,072	$5,870	$5,946
Income from rental property operations	3,105	3,054	2,945	3,039
Home sales revenue	7,458	6,603	5,171	4,195
Income (loss) from home sales operations	406	220	(22)	(262)
Net income	1,435	1,545	1,509	1,361
Basic earnings per share	$0.21	$0.23	$0.22	$0.20
Diluted earnings per share	$0.21	$0.22	$0.22	$0.20
Weighted average common shares outstanding	6,799	6,786	6,719	6,656
Weighted average common shares and common shares equivalents outstanding	6,881	6,891	6,827	6,728

	Three Months Ended

2001	December 31,	September 30,	June 30,	March 31,

Rental and other property revenues	$5,647	$5,549	$5,588	$5,919
Income from rental property operations	2,715	1,870	1,941	2,041
Home sales revenue	5,089	4,447	4,302	3,035
Income (loss) from home sales operations	11	(75)	(88)	(223)
Net (loss) income	764	563	651	4,152
Basic and diluted earnings per share	0.12	0.09	0.09	0.58
	0.11	0.09	0.09	0.58
Weighted average common shares outstanding	6,626	6,626	6,964	7,181
Weighted average common shares and common shares equivalents outstanding	6,673	6,675	6,986	7,192

U.        Subsequent events

On January 30, 2003, the Company sold a 28 site residential land lease community in New Jersey to a third party for an aggregate sales price of approximately $1.3 million. The net proceeds of $1.3 million were used to repay a portion of our short-term indebtedness and for other corporate purposes. We recognized a gain on the sale under generally accepted accounting principles.

The assets and liabilities of the disposed residential land lease community have been included in the assets of the Company on the balance sheets; therefore the following table details the amounts that are included in the balance sheets at December 31, 2002 and 2001 (in thousands):

Discontinued Property Assets	2002	2001

Real Estate Assets, net	$1,182	$1,199
Other Assets	35	39
Liabilities	14	11

The Company’s dividend is set quarterly and is subject to change or elimination at any time. On February 5, 2003, the Board of Directors declared a quarterly cash dividend of $0.25 per common share for the quarter ended December 31, 2002, payable on February 27, 2003, to shareholders of record on February 21, 2003. Shareholders may reinvest the dividends paid under the Dividend Reinvestment and Stock Purchase Plan that was adopted in May of 2002. The Plan allows shareholders to acquire additional shares of common stock by reinvesting some or all of the cash dividends paid on the Company’s outstanding common stock.

AMERICAN LAND LEASE INCORPORATED
SCHEDULE III
Real Estate and Accumulated Depreciation
December 31, 2002
(In Thousands Except Site Data)

								December 31, 2002

					Initial Cost		Cost Capitalized Subsequent Acquisition	Land	Total Cost Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances

Property Name	Date Acquired	Location	Year Developed	Number Of Sites	Land	Buildings and Improvements

Blue Heron Pines	2000	Punta Gorda, FL	1983/1999	411	$3,026	$2,356	$3,014	$3,169	$5,227	$8,396	$(281)	$8,115	$2,800
Blue Star (1)	1999	Apache Junction, AZ	1955	151	453	1,029	37	453	1,066	1,519	(110)	1,409	—
Brentwood	2000	Hudson, FL	1984	166	446	1,037	576	446	1,613	2,059	(98)	1,961	—
Brentwood West	1998	Mesa, AZ	1972/1987	350	1,050	12,768	882	1,050	13,650	14,700	(1,980)	12,720	9,413
Caribbean Cove	1998	Orlando, FL	1984	285	858	7,952	614	959	8,465	9,424	(1,210)	8,214	5,120
Casa Commercial	2000	Mesa, AZ	—	—	304	6	7	304	13	317	—	317	—
Casa Encanta	2000	Mesa, AZ	1970	135	283	1,050	1,189	284	2,238	2,522	—	2,522	—
Cypress Greens	2000	Lakeland, FL	1986	264	216	1,649	2,428	2,031	2,262	4,293	(113)	4,180	1,800
Desert Harbor	2000	Apache Junction, AZ	1997	206	952	3,980	937	957	4,912	5,869	(254)	5,615	2,600
Fiesta Village	2000	Mesa, AZ	1962	170	2,698	4,034	757	2,697	4,792	7,489	(225)	7,264	2,863
Forest View	2000	Homosassa, FL	1987/1997	309	927	1,950	2,506	1,320	4,063	5,383	(500)	4,883	2,635
Gulfstream Harbor I	1998	Orlando, FL	1980	383	1,740	11,793	588	1,513	12,608	14,121	(1,744)	12,377	7,794
Gulfstream Harbor II	1998	Orlando, FL	1988	343	924	9,183	520	1,050	9,577	10,627	(1,365)	9,262	5,911
La Casa Blanca	2000	Apache Junction, AZ	1993	198	534	6,080	126	535	6,205	6,740	(405)	6,335	3,590
La Casa Mini Storage	2000	Apache Junction, AZ	—	—	446	267	1,235	958	990	1,948	(34)	1,914	894
Lakeshore Villas	2000	Tampa, FL	1972	280	762	6,081	1,391	2,090	6,144	8,234	(405)	7,829	5,363
Lost Dutchman (1)	1999	Apache Junction, AZ	1971/1979/1999	260	777	4,885	590	777	5,475	6,252	(515)	5,737	—
Mullica Woods	1998	Egg Harbor City, NJ	1985	90	270	3,399	312	270	3,711	3,981	(555)	3,426	2,412
New Era	2000	Tucson & Marana, AZ	—	28	211	59	615	729	156	885	(9)	876	—
Park Royale	2000	Pinellas Park, FL	1971	309	927	5,221	816	1,029	5,935	6,964	(1,033)	5,931	6,105
Pleasant Living	1997	Riverview, FL	1979	246	726	5,079	378	726	5,457	6,183	(918)	5,265	2,840
Rancho Mirage	2000	Apache Junction, AZ	1994	312	837	9,924	145	837	10,069	10,906	(664)	10,242	5,859
Riverside	2000	Ruskin, FL	1984	961	3,202	8,167	7,227	5,738	12,858	18,596	(540)	18,056	5,038
Royal Palm	2000	Haines City, FL	1971	375	1,244	2,874	558	1,393	3,283	4,676	(186)	4,490	2,715
Salem Farms	1998	Bensalem, PA	1988	28	84	1,307	1	84	1,308	1,392	(209)	1,183	—
Savanna Club (1)	2000	Port St. Lucie, FL	1999	1,137	6,945	4,643	13,852	10,455	14,985	25,440	(575)	24,865	—
Serendipity	1998	Ft. Myers, FL	1971/1974	338	1,014	7,635	493	1,014	8,128	9,142	(1,182)	7,960	6,021
Stonebrook	2000	Homosassa, FL	1987/1997	219	654	1,483	1,388	854	2,671	3,525	(361)	3,164	1,459
Sun Valley	1999	Apache Junction, AZ	1984	268	804	5,644	99	804	5,743	6,547	(593)	5,954	6,055
Sun Valley	1997	Tarpon Springs, FL	1972	261	783	5,974	40	783	6,014	6,797	(1,135)	5,662	4,974
Sunlake	2000	Grand Island, FL	1980	402	1,712	6,522	2,166	1,732	8,668	10,400	(628)	9,772	2,940

				8,885	$35,809	$144,031	$45,487	$47,041	$178,286	$225,327	$(17,827)	$207,500	$97,201

   (1)    These properties secure the company’s line of credit.

AMERICAN LAND LEASE, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Years Ended December 31, 2002, 2001 and 2000

(in thousands)

	2002	2001	2000

Real Estate
Balance at beginning of year	$211,234	$208,680	$115,716
Additions during the year:
Real estate acquisitions	475	2,627	86,953
Capital Replacements and Enhancements	920	630	738
Development	14,048	11,506	12,716
Dispositions	(1,350)	(12,209)	(7,443)

Balance at end of year	$225,327	$211,234	$208,680

Accumulated Depreciation
Balance at beginning of year	$(15,535)	$(12,007)	$(7,034)
Additions during the year:
Depreciation (1)	(2,370)	(5,132)	(5,665)
Dispositions	78	1,604	692

Balance at end of year	$(17,827)	$(15,535)	$(12,007)

(1)	Depreciation in the above schedule is specifically related to assets such as buildings, building improvements and land improvements that are classified as Real Estate assets on the consolidated balance sheet. In addition to the depreciation of real estate assets, the Company also depreciates personal property (such as furniture & fixtures, machinery & equipment, and computers) used in the operations of the Company’s real estate assets. In 2002, 2001, and 2000, the Company recorded depreciation expense of $167,000, $91,000, and $16,000, respectively, related to the personal property used in the operations of its real estate assets.

EXHIBIT INDEX

Exhibit No.	Description

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

10.19

Agreement of Sale date May 6, 1999, between five Whites, L.L.C. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K dated June 30, 1999, Commission file No, 1-2262, filed on July 14, 1999).

10.20

Agreement of Sale date May 6, 1999, between White Gregg, L.L.C. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Current Report on Form 8-K dated June 30, 1999, Commission file No, 1-2262, filed on July 14, 1999).

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

10.23

Promissory Note dated June 30, 1999 between CAX La Casa Blanca East, L.L.C. and White Gregg, L.L.C. (incorporated herein by reference to Exhibit 10.14 to Commercial Assets, Inc.’s Current Report on Form 8-K dated June 30, 1999, Commission File No, 1-2262, filed on July 14, 1999).

10.24

Receipt, Release and Settlement Agreement, dated as of August 13, 1999, between the Registrant, Casa Encanta MHP, L.L.C., Southern Palms MHP, L.L.C., Norman Andrus, and the Norman Andrus Irrevocable Trust (incorporated herein by reference to Exhibit 10.11 (b) to the Registrant’s Current Report on Form 8-K dated August 13, 1999, Commission File No, 1-2262, filed on August 30, 1999).

10.25

Form of Assignment and Assumption of Membership Interest (incorporated herein by reference to Exhibit 10.11 (c) to the Registrant’s Current Report on Form 8-K dated August 13, 1999, Commission File No. 1-2262, filed on August 30, 1999).

10.26

Secured Promissory Note dated April 18, 2000 between Joseph Gaynor and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2001, Commission File No. 1-9360, filed on May 15, 2001).

10.27

Secured Promissory Note dated January 2, 2001 between Shannon E. Smith and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2001, Commission File No. 1-9360, filed on May 15, 2001).

23.1	Consent of Independent Auditors - Ernst & Young LLP.

99.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.2	Certification of COO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

99.3	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

            *  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LAND LEASE, INC. (Registrant)
Date: March 24, 2003	By	/s/ TERRY CONSIDINE

Terry Considine Chairman and Chief Executive Officer

Date: March 24, 2003	By	/s/ ROBERT G. BLATZ

Robert G. Blatz President and Chief Operating Officer

Date: March 24, 2003	By	/s/ SHANNON E. SMITH

Shannon E. Smith Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/THOMAS L. RHODES	Director and Vice Chairman	March 24, 2003

Thomas L. Rhodes

/s/BRUCE D. BENSON	Director	March 24, 2003

Bruce D. Benson

/s/BRUCE E. MOORE	Director	March 24, 2003

Bruce E. Moore

/s/TODD W. SHEETS	Director	March 24, 2003

Todd W. Sheets

I, Terry Considine, certify that:

1.         I have reviewed this annual report on Form 10-K of American Land Lease, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 24, 2003	/s/ TERRY CONSIDINE

Chief Executive Officer

I, Robert G. Blatz, certify that:

1.         I have reviewed this annual report on Form 10-K of American Land Lease, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/s/ ROBERT G. BLATZ

President and Chief Operating Officer

I, Shannon E. Smith, certify that:

1.         I have reviewed this annual report on Form 10-K of American Land Lease, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)        Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)        All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003	/s/ SHANNON E. SMITH

Chief Financial Officer