Form 10-Q
period 2003-03-31
AMERICAN LAND LEASE INC
filed 2003-05-15
CIK 804138

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT HAVE 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9360

AMERICAN LAND LEASE, INC.
 (Exact name of registrant as specified in its charter)

Delaware	84-1500244
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

29399 U.S. Hwy 19, North Suite 320 Clearwater, Florida	33761
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 12, 2003, 7,000,040 shares of common stock were outstanding.

AMERICAN LAND LEASE, INC.  AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

(i)

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2003	December 31, 2002

	(Unaudited)
ASSETS
Real estate, net of accumulated depreciation of $18,223 and $17,827, respectively, including real estate under development of $40,081 and $40,053, respectively.	$209,081	$207,500
Cash and cash equivalents	2,422	1,223
Inventory	11,689	10,101
Investment in unconsolidated real estate partnerships	1,687	1,684
Other assets, net	8,958	8,335

Total Assets	$233,837	$228,843

LIABILITIES
Secured long-term notes payable	$103,588	$97,201
Secured short-term financing	17,228	19,118
Accounts payable and accrued liabilities	7,654	7,552

	128,470	123,871

MINORITY INTEREST IN OPERATING PARTNERSHIP	13,320	13,130
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share; 12,000 shares authorized; 8,718 and 8,649 shares issued; 6,992 and 6,939 shares outstanding (excluding treasury stock), respectively	87	86
Additional paid-in capital	281,607	280,665
Notes receivable from officers re common stock purchases	(845)	(848)
Deferred compensation re restricted stock	(1,033)	(396)
Dividends in excess of accumulated earnings	(161,157)	(161,280)
Treasury stock, 1,726 and 1,710 shares at cost, respectively	(26,612)	(26,385)

	92,047	91,842

Total Liabilities and Stockholders’ Equity	$233,837	$228,843

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

RENTAL PROPERTY OPERATIONS
Rental and other property revenues	$6,418	$5,907
Golf course operating revenues	338	339

Total property operating revenues	6,756	6,246
Property operating expenses	(2,350)	(2,249)
Golf course operating expenses	(303)	(351)

Total property operating expenses	(2,653)	(2,600)
Depreciation	(650)	(631)

Income from rental property operations	3,453	3,015
SALES OPERATIONS
Home sales revenue	7,890	4,207
Cost of home sales	(5,784)	(3,289)

Gross profit on home sales	2,106	918
Commissions earned on brokered sales	126	119
Commissions paid on brokered sales	(65)	(65)

Gross profit on brokered sales	61	54

Selling and marketing expenses	(1,828)	(1,224)

Income (loss) from sales operations	339	(252)
General and administrative expenses	(618)	(468)
Interest and other income	296	307
Interest expense	(1,284)	(1,096)
Equity in income (losses) of unconsolidated real estate partnerships	20	16

Income before minority interest in Operating Partnership	2,206	1,522
Minority interest in Operating Partnership	(265)	(195)

Income from continuing operations	1,941	1,327
DISCONTINUED OPERATIONS:
(Loss) Income from discontinued operations, net of minority interest	(14)	34
(Loss) gain on sale of property, net of minority interest	(86)	—

(Loss) income from discontinued operations	(100)	34

Net Income	$1,841	$1,361

Basic earnings from continuing operations	$0.28	$0.19
Basic (loss) earnings from discontinued operations	(0.01)	0.01

Basic earnings per share	$0.27	$0.20

Diluted earnings from continuing operations	$0.28	$0.19
Diluted (loss) earnings from discontinued operations	(0.02)	0.01

Diluted earnings per share	$0.26	$0.20

Weighted average common shares outstanding	6,839	6,656

Weighted average common shares and common share equivalents outstanding	6,951	6,728

Dividends paid per share	$0.25	$0.25

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,841	$1,361
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	799	653
Amortization of discount on secured long-term notes payable	—	36
Amortization of deferred compensation and expense of stock options	59	31
Minority interest in Operating Partnership	265	195
Minority interest attributable to discontinued operations	(2)	5
Loss on sale of discontinued operations, net of minority interest	86	—
Equity in earnings of unconsolidated real estate partnerships	(20)	—
Recovery of common stock escrowed to secure management contracts	(227)	—
(Increase) decrease in inventory	(1,588)	204
Decrease (increase) in operating assets and liabilities	(645)	1,164

Net cash provided by operating activities	568	3,649

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	1,172	—
Capital replacements and enhancements	(215)	(182)
Purchases of and additions to real estate, including development	(2,391)	(1,668)
Capitalized interest	(845)	(872)
Notes receivable advances	(36)	(45)
Proceeds from notes receivable	179	70
Principal collection and indemnifications on CMBS bonds	36	117
Distributions received from investments in unconsolidated real estate partnerships	17	11

Net cash used by investing activities	(2,083)	(2,569)

CASH FLOWS FROM FINANCING ACTIVITIES
(Principal payments on) proceeds from secured short-term financing	(1,890)	1,778
Proceeds from secured long-term notes payable	7,040	1,800
Principal payments on secured long-term notes payable	(653)	(605)
Payment of loan costs	(246)	(107)
Collections of escrowed funds	112	—
Collections of notes receivable on common stock purchases	3	13
Proceeds from stock options exercised	33	—
Proceeds from dividends reinvestment program	94	—
Proceeds from OP unit distribution reinvestment program	171	—
Payment of common stock dividends	(1,718)	(1,662)
Payment of distributions to minority interest in Operating Partnership	(232)	(247)

Net cash provided by financing activities	2,714	970

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,199	2,050
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,223	607

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,422	$2,657

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

A.     The Company

American Land Lease, Inc. (“ANL” and, together with its subsidiaries, the “Company”) formerly Asset Investors Corporation, is a Delaware corporation that owns home sites leased to owners of homes situated on the leased land and operates the communities composed of these homes. The Company has elected to be taxed as a real estate investment trust (“REIT”). ANL’s common stock, par value $.01 per share (“common stock”), is listed on the New York Stock Exchange under the symbol “ANL.”  In May 1997, ANL contributed its net assets to Asset Investors Operating Partnership, L.P. (the “Operating Partnership”) in exchange for the sole general partner interest in the Operating Partnership and substantially all of Operating Partnership’s initial capital. As of March 31, 2003, based on total home sites, 77% of the Company’s portfolio of residential land lease communities is located in Florida and 22% is located in Arizona.

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.”  The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of common stock.  After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash.  Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of common stock in lieu of cash.  At March 31, 2003, the Operating Partnership had approximately 941,000 OP units outstanding, excluding those owned by ANL, and ANL owned 88% of the Operating Partnership.

B.     Presentation of Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature.  Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the statements and notes thereto included on Form 10-K.

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

Depreciation

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired.  If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property.  If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.  As of March 31, 2003, based on periodic reviews, management believes that no impairments exist.  No impairment losses were recognized for three months ended March 31, 2003 or for the three months ended March 31, 2002.

Significant renovations and improvements, which improve or extend the useful life of an asset, are capitalized and depreciated over the remaining estimated life.  In addition, the Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the development of additional home sites within its residential land lease communities.  Maintenance, repairs and minor improvements are expensed as incurred.

Depreciation of personal property is reported in property operating expenses, golf operating expenses, selling and marketing expenses, or general and administrative expenses, based upon the use of the associated asset.  Depreciation expense relating to personal property totaled approximately $44,000 and $17,000 for the three months ended March 31, 2003 and 2002, respectively.

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

The Company’s non-agency mortgage backed securities bonds (“MBS”) and commercial mortgage backed securities bonds (“CMBS”) were acquired at a significant discount to par value.  The amortized cost of the non-agency MBS and CMBS bonds was equal to the outstanding principal amount net of unamortized discount and allowances for credit losses.  Earnings from non-agency MBS and CMBS bonds are recognized based upon the relationship of cash flows received during the period and estimates of future cash flows to be received over the life of the bonds.  The Company classifies its non-agency MBS and CMBS bonds as available-for-sale, carried at fair value in the financial statements.  The Company generally estimates fair value of the non-agency MBS and CMBS bonds based on the present value of future expected cash flows of the bonds.  The fair value of the non-agency MBS and CMBS bonds, based on the underlying assets that secure the bonds, are estimated using our best estimate of the future cash flows, capitalization rates and discount rates commensurate with the risks involved.  The carrying amount of the MBS and CMBS assets at March 31, 2003 and 2002 was approximately $240,000 and $254,000, respectively and is included in other assets.

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

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place.  Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits.  For the three months ended March 31, 2003 and 2002, advertising expenses were approximately $296,000 and $285,000, respectively.

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

Income Taxes

The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”).  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders.  It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status.  As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income that it distributes currently to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes and penalties, including taxes on its undistributed taxable income.  In addition, taxable income from non-REIT activities conducted through taxable subsidiaries is subject to federal, state, and local income taxes.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for U.S. Federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties, among other things.

At March 31, 2003, the Company’s NOL carryover was approximately $64,000,000 for the parent REIT entity and $2,592,000 for the Company’s taxable subsidiaries that are consolidated for financial reporting, but not for federal income tax purposes.  Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of the Company’s REIT taxable income, and as a result, to reduce the amount that the Company is required to distribute to stockholders to maintain its status as a REIT.  It does not, however, affect the tax treatment to shareholders of any distributions that the Company does make.  The REIT’s and the taxable subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2022, respectively.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding during each year.  Diluted earnings per share for the three months ended March 31, 2003 and 2002 reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 112,000 and 72,000, respectively, without regard to vesting restrictions on options issued.  Vested and unvested stock options together with unvested restricted shares issued totaling 208,000 and 313,000 for the three months ended March 31, 2003 and 2002, have been excluded from diluted earnings per share as their effect would be anti-dilutive.

Stock-Based Compensation

Prior to 2003, the Company accounted for stock options under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No employee compensation expense for stock options is reflected in 2002 net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.    Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003 as described in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.  Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2002 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123.  The Company recorded approximately $1,000, net of minority interest in the Operating Partnership, as compensation expense for stock options issued after January 1, 2003.  The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	March 31,

	2003	2002

Net Income, as reported	$1,841,000	$1,361,000
Add: Expense, net of minority interest in the Operating Partnership, relating to stock options included in reported net income	1,000	—
Deduct: Total expense, net of minority interest in the Operating Partnership, relating to the fair value based method of all stock options awards	(11,000)	(80,000)

Pro forma net income	$1,831,000	$1,281,000

Earnings per share:
Basic – as reported	$0.27	$0.20
Basic – pro forma	$0.27	$0.19
Diluted – as reported	$0.26	$0.20
Diluted – pro forma	$0.26	$0.19

As more fully described in Note L, the Company made a grant of performance based restricted stock in 2003.  To the extent that it is probable that the performance targets will be reached, the Company provides compensation expense ratably over the vesting period.  The Company provided $71,000 in compensation expense related to the performance based restricted stock awards for the three months ended March 31, 2003.

Capitalized Interest

Interest incurred relating to the development of communities is capitalized during the active development period. The Company’s strategy is to master plan, develop, and build substantially all of the home sites in its communities.  Accordingly, substantially all projects, excluding finished lots where the home is available for occupancy, are undergoing active development.  During the three months ended March 31, 2003 and 2002, capitalized interest was approximately $845,000 and $872,000, respectively.

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

Reclassifications

Certain reclassifications have been made in the 2002 consolidated financial statements to conform to the classifications used in the current period, including treatment of discontinued operations.  Such reclassifications have no material effect on the amounts as originally presented.

D.     Real Estate

Real estate at March 31, 2003 and December 31, 2002 is as follows (in thousands):

	2003	2002

Land	$46,879	$47,041
Land improvements and buildings	180,425	178,286

	227,304	225,327
Less accumulated depreciation	(18,223)	(17,827)

Real estate, net	$209,081	$207,500

Land improvements and buildings consist primarily of infrastructure, roads, landscaping, clubhouses, maintenance buildings and common amenities.

The Company calculates depreciation using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 30 to 45 years for buildings and 5 years for furniture and other equipment. Land is not depreciated.  The Company’s real estate investment consists of buildings, land improvements, and land.  Buildings consist primarily of the clubhouses at its residential land lease communities maintained as amenities for tenant use.  A majority of the Company’s investment in land improvements consists of long-lived assets such as lateral infrastructure at its residential land lease communities including sanitary sewer and storm water collection systems, potable water supply systems, roads and walkways.  The balance of land improvements consists of assets with shorter lives such as marinas, fencing, swimming pools, spas, shuffleboard courts, tennis courts and other tenant amenities.

During the three months ended March 31, 2003, the Company sold a 28 home site community in Bensalem, Pennsylvania to a third party for an aggregate sales price of approximately $1,125,000.  The net proceeds of $1,082,000 were used to repay a portion of the Company’s outstanding short-term indebtedness and for other corporate purposes.  The Company recognized a loss on the sale of approximately $86,000, net of minority interest in the Operating Partnership.

During the three months ended March 31, 2003, the Company sold 3 home sites for total consideration of approximately $90,000 to existing tenants in Arizona.

E.     Home Sales Business

The Company owns an inventory of developed vacant sites within our portfolio of residential land lease communities.  In addition, the Company owns undeveloped land that is contiguous to existing occupied communities. The Company’s home sales business seeks to facilitate the conversion of this inventory of unleased land into leased sites with long-term cash flows.  For the three months ended March 31, 2003 and 2002, the Company’s home sales business resulted in 98 and 58, respectively, of home sites being leased and occupied with new homes, an increase of 69% in 2003 over 2002.

F.     Discontinued Operations

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets” (“SFAS No. 144”) became effective for fiscal years beginning after December 15, 2001.  In accordance with SFAS No. 144, net income and gain (loss) on the disposition of real estate for communities sold or considered held for sale after December 31, 2001 are reflected in our statements of operations as “discontinued operations” for all periods presented.  Below is a summary of discontinued operations. No assets met the criteria of FAS 144 to be classified as held for sale as of March 31, 2003.

	For three months ended March 31, 2003	For three months ended March 31, 2002

Discontinued Property Operations:
Rental and other property revenues	12,000	$92,000
Property operating expenses	(27,000)	(43,000)
Depreciation	(1,000)	(10,000)

Income from discontinued operations before loss on disposition of discontinued operations	(16,000)	39,000
Loss on disposition of discontinued operations	(98,000)	—

Income from discontinued operations before minority interest	(114,000)	39,000
Minority interest attributed to discontinued operations	14,000	(5,000)

(Loss) Income from discontinued operations, net of minority interest	$(100,000)	$34,000

G.     Secured Long-Term Notes Payable

The following table summarizes the Company’s secured long-term notes payable (in thousands):

	March 31, 2003	December 31, 2002

Fixed rate, ranging from 6.5% to 8.75%, fully amortizing, non-recourse notes maturing at various dates from 2018 through 2020.	$71,085	$71,672
Fixed rate, ranging from 7.7% to 8.2%, partially amortizing, non-recourse notes maturing at various dates from 2007 through 2011.	17,373	17,435
Variable rate, at LIBOR plus 300 basis points with a 6.5% floor , non-recourse notes maturing in 2005 and, 2007.	8,090	8,094
Variable rate, at LIBOR plus 250 basis points, non-amortizing, non-recourse notes maturing in 2013.	7,040	—

	$103,588	$97,201

On March 21, 2003, the Company closed two non-recourse loans secured by properties in Florida totaling $7,040,000.  The loans bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 250 basis points.  These non-amortizing loans mature in March of 2013.

H.     Secured Short-Term Financing

The Company has a revolving line of credit with a bank with a total commitment of $17,000,000 that bears interest at the bank’s “Reference Rate” (4.25% at March 31, 2003).  The line of credit is secured by real property and improvements located in St. Lucie County, Florida and Maricopa County, Arizona with a net book value of $31,035,000. The revolving line of credit matures in May 2003.  At March 31, 2003, $7,528,000 was outstanding and $9,472,000 was not drawn under the revolving line of credit.  The availability of funds to the Company under the line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder.  Based upon the application of these covenants as of March 31, 2003, the entire undrawn balance of  $9,472,000 was available to the Company.

The Company has a floor plan line of credit with a floor plan lender providing a credit facility of $11,000,000 with a variable interest rate indexed to the prime rate and spreads varying from 1% to 1.75%, depending on the manufacturer and age of the inventory.  During the three months ended March 31, 2003, the Company’s current floor plan lender acquired the former floor plan lender’s notes and amounts due from the Company were consolidated with the current floor plan lender’s facility described above.  Individual advances mature as early as 360 days or have no stated maturity, based upon the manufacturer.  Amounts outstanding are non-recourse to the Company for the period of time the financed home is subject to a repurchase agreement with the manufacturer of the home.  This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $11,302,000.  At March 31, 2003, $9,700,000 was outstanding and $1,300,000 was available under the floor plan credit facility.

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

The Company entered into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of residential land lease communities. Certain of these contracts contain cancellation provisions at the option of the Company. The unpaid balance of these contracts remaining at March 31, 2003 is approximately $7,632,000.

As of March 31, 2003, the Company’s outstanding purchase obligations with manufacturers of homes to be constructed in the Company’s communities totaled $1,040,000.

The Company has agreed to invest up to an additional $680,000 in a real estate joint venture in four equal, annual installments of $170,000, of which no payments have been disbursed as of March 31, 2003.

In connection with the acquisition of a residential land lease community, the Company entered into an earn-out agreement with respect to 142 unoccupied home sites.  The Company advances an additional $16,500 pursuant to the earn-out agreement for each newly occupied home site either in the form of cash or 946 OP Units, as determined by the seller.   During the three months ended March 31, 2003 and 2002, the Company advanced $115,500 and $33,000, respectively, in cash for newly occupied home sites.  At March 31, 2003, there were 75 unoccupied home sites subject to the earnout.

J.     Operating Segments

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

L.     Common Stock and Dividends

Officer Stock Loans

In previous years, the Company had provided loans to three of its executive officers in an amount equal to the total cash required to purchase common stock in the Company at the then prevailing market prices.  These loans have a 10-year maturity, are 25% recourse to the executive officers, bear interest at 7.5% and are secured by the stock acquired with the proceeds from the loan.  During the year ended December 31, 2002, an officer who had separated from the Company repaid the balance due in full in accordance with the terms of the loan.  As of March 31, 2003, the total balance outstanding on loans made to two officers secured by Company common stock was $845,000 and principal and interest payments made on these obligations during the three months ended March 31, 2003 and 2002 were $20,000 and $41,000, respectively, and the loans are current with respect to principal and interest.  In compliance with current regulations, the Company will not provide loans to executive officers in the future.

Restricted Stock

The Company issued 50,000 shares of restricted stock to members of management during the three months ended March 31, 2003. The restricted stock was issued at the fair value of the common stock on the date of issuance.  The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to a risk of forfeiture within the vesting period.  Vesting periods of the restricted stock issued range from four to five years.  The fair value of the restricted stock is amortized to compensation expense over the vesting period.

Changes in unamortized deferred compensation re restricted stock for the three months ended March 31, 2003 and 2002, respectively are as follows:

	March 31, 2003	March 31, 2002

Beginning unamortized value as of January 1	$396,000	$278,000
Fair value of restricted stock issued	717,000	294,000
Forfeiture of restricted shares	(21,000)	—
Amortization of fair value	(59,000)	(31,000)

Ending unamortized value as of March 31	$1,033,000	$541,000

In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock are charged to compensation expense in the period paid.  The total compensation expense charged to income related to restricted share awards was $91,000 and $46,000 for the three months ended March 31, 2003 and 2002, respectively.

Effective 2003, the Company made a grant of performance based restricted stock awards whereby the Company issued restricted common stock (the “HPS shares”) under the terms of the 1998 Stock Incentive Plan.  Dividends are paid on the HPS shares in the same amounts and at the same time as dividends are paid on outstanding common stock. In furtherance of the Company’s goal of making share ownership the primary motivation of its senior management team, the Company has made grants of performance based restricted stock which vest over a three year period, as described below.  Future grants of performance based restricted stock and the terms thereof will be subject to the approval of the Board of Directors.

The HPS shares vest based upon the extent, if any, that the total return realized by shareholders exceeds the ten-year average total return of the Equity REIT Index, as reported by the National Association of Real Estate Investment Trusts (“NAREIT”).  Total return is defined as the total of the closing price at year-end plus any dividends paid less the closing price for the prior year-end.  The total return for the Company is measured over a three-year period that ends on the final valuation date.  To the extent that shares are not vested as of the final valuation date, such shares are forfeited and are returned to the Company.  Vesting is achieved ratably on the final valuation date to the extent that excess value has been realized.  In order for management to earn vesting in all of the HPS shares for a given final valuation date, the actual total return to shareholders for the three-year period is required to exceed the Equity REIT Index total return by 5%.

The 2003 HPS grant was 50,000 shares with a final measurement date of December 31, 2005.  The Equity REIT Index total return was 10.53% for the period ending December 31, 2002.  For the 2003 HPS grant to fully vest, the actual total return over three-year period is required to be 15.53%.  If the actual total return is between 10.53% and 15.53% then a ratable portion of the shares would vest (for example, one half of the shares would vest if the actual total return is 13.03%).  If the actual total return does not exceed 10.53%, all shares would be forfeited, but none of the dividends paid during the three-year period would be forfeited.

For the three months ended March 31, 2003, the Company has provided compensation expense of $71,000 related to the above plan.

Dividends

The Company’s dividend is set quarterly by the Company’s Board of Directors and is subject to change or elimination at any time.  During the three months ended March 31, 2003 and 2002, the Company paid quarterly dividends on common stock of $0.25 per share, totaling $1,718,000 and $1,662,000 respectively.

M.     Certain Relationships and Related Transactions

During the three months ended March 31, 2002, Brandywine Financial Services Corporation, an affiliate of Brandywine, received fees of $56,000 to provide back office support to both the Company’s communities and the Company’s corporate office located in Florida.  Bruce Moore, a Director of the Company, is also an owner of Brandywine Financial Services as of March 31, 2003. Pursuant to the Company’s consolidation of its offices from Chadds Ford, Pennsylvania and Denver, Colorado to Clearwater, Florida, the Company now performs these functions out of its Clearwater office.  Effective March 31, 2002, Brandywine Financial Service’s services to the Company were terminated.

As of January 1, 2003, the Company’s third party management contracts were cancelled.  These contracts had been acquired in 1997 from entities affiliated with Brandywine Financial Services Corporation (“Brandywine”) in exchange for common stock of the Company.  Bruce Moore, a Director of the Company, is also an owner of Brandywine.  The purchase agreement provided that the common stock issued was to be held in escrow and released to Brandywine ratably over ten years. When the contracts were cancelled, approximately 16,000 shares were returned to the Company.  The Company’s basis in these third party management contracts had been fully amortized to expense in prior years.  The Company recorded the forfeiture of the common stock as “Other income” and as an increase to treasury stock, totaling $227,000.

N.     Recent Accounting Developments

In July 2002, FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3.  The Company adopted SFAS No. 146 in January 2003.  The adoption of SFAS 146 did not have a material effect on the Company’s financial position or results of operations.

In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others, (“FIN 45”).  FIN 45 will significantly change current practice in the accounting for, and disclosure of, guarantees.  Guarantees meeting the characteristics described in FIN 45, which are not included in the long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable.  FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees, even if the likelihood of the guarantor’s having to make payments under the guarantee is remote.  FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  FIN 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The guarantor’s previous accounting for guarantees issued prior to the date of FIN 45’s initial application should not be revised or restated to reflect its provisions.  The Company adopted FIN 45 in January 2002.  The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued Statement No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”).  SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide transition alternatives for adopting the accounting provisions of SFAS 123 and also amends the disclosure requirements of SFAS 123.  Additionally, SFAS 148 requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition provisions of SFAS 148 were adopted on January 1, 2003 when the Company adopted the accounting provisions of SFAS 123.  See Note C for information on the impact that the adoption of SFAS 148 had on the Company’s financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”(“FIN 46”).  In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  A variable interest entity may be essentially passive or it may engage in activities on behalf of another company.  Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity though voting interests.  FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  FIN 46’s consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The Company adopted FIN 46 in February 2003.  The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

O.     Subsequent Events

The Company’s dividend is set quarterly and is subject to change or elimination at any time.  On April 23, 2003, the Board of Directors declared a quarterly cash dividend of $0.25 per common share for the quarter ended March 31, 2003, payable on May 22, 2003, to shareholders of record on May 7, 2003.  Shareholders may reinvest the dividends paid under the Dividend Reinvestment and Stock Purchase Plan that was adopted in May of 2002.  The Plan allows shareholders to acquire additional shares of common stock by reinvesting some or all of the cash dividends paid on the Company’s outstanding common stock.

In April 2003, the Company received commitments from a lender for loans totaling $7,030,000.  Terms of the commitments provide for interest at a variable rate, LIBOR plus 250 basis points, non-amortizing, non-recourse notes maturing in ten years.

As disclosed in Note L, the Compensation Committee of the Board of Directors approved the High Performance Stock award on May 6, 2003.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances.  Certain information included in this report and our other filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as well as information communicated orally or in writing between the dates of these SEC filings, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements may include projections relating to our cash flow, dividends, anticipated returns on real estate investments and opportunities to acquire additional communities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  Such factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of home sites; competition; the availability of real estate assets at prices which meet our investment criteria; our ability to reduce expense levels, implement rent increases, use leverage and other risks set forth in our SEC filings.  In addition, our current and continuing qualification as a real estate investment trust involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership.  Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in the documents we file from time to time with the Securities and Exchange Commission.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions.  We believe that of our significant accounting policies (see Note C to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

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

Capitalized Costs

We capitalize direct and indirect costs (including interest, real estate taxes, and other costs) in connection with initial capital expenditures, capital enhancements, and capital replacements, as well as similar spending for development and redevelopment of our properties.  Indirect costs that are not capitalized, including general and administrative expenses, are charged to expense as incurred.  The amounts capitalized vary with the volume, cost and timing of these activities and, especially, with the pace of development and redevelopment activities. As a result, changes in the volume, cost and timing of these activities may have a significant impact on our financial results.

The most significant capitalized cost is interest. We capitalize interest when the following three conditions are present: (i) expenditures for the asset have been made, (ii) activities necessary to get the asset ready for its intended use are in progress and (iii) interest cost is being incurred.  Our determination of the activities in progress for a development property is subject to professional judgment.  The most significant judgment is the determination to capitalize interest relating to the ownership of land being developed as new home sites. In many cases, the development activity is expected to take place over several years and in multiple phases. It is our conclusion that the entirety of each parcel is under development and is a qualifying asset.  Accordingly, interest is capitalized with respect to the entire parcel until such time as development activities cease or the individual home site is ready for its intended use.  We regularly review the amount of capitalized costs in conjunction with our review of impairment of long-lived assets.

Rental Property Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 30 to 45 years for buildings and 5 years for furniture and other equipment, all of which are judgmental determinations.  These determinations may prove to be different than the actual life of any individual asset.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers to inventory we own, inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results.  On a quarterly basis, we review each home in inventory that is older than one year and evaluate our carrying amount versus recent offers, comparable sales, and our asking price in order to derive an estimate of its market value.  In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales in the current period.  As of March 31, 2003, $1,400,000 of our total inventory of $11,689,000 was older than one year. In the quarter ending March 31, 2003, we recorded a charge of $135,000 (9.6% of inventory over one year) to write carrying amounts down to market value.

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

Portfolio Summary

	Operational Home sites		Developed Home sites	Undeveloped Home sites	RV Sites	Total

As of December 31, 2002	6,090		1,123	1,543	129	8,885
Properties developed	—		—	—	—	—
New lots purchased	1		—	—	—	1
Lots sold	(31)		—	—	—	(31)
New leases originated	90		(90)	—	—	—

As of March 31, 2003	6,150	(1)	1,033	1,543	129	8,855

(1) As of March 31, 2003, 5,945 of these operational home sites were occupied.

Occupancy Roll Forward

	Occupied Home sites	Operational Home sites	Occupancy

As of December 31, 2002	5,895	6,090	96.8%
New home sales	98	90
Used home sales	14	—
Used homes acquired	(21)	—
Lots Sold	(31)	(31)
Lots Purchased	—	1
Homes removed from previously leased sites	(10)	—

As of March 31, 2003	5,945	6,150	96.7%

Operating Strategy

In addition to reviewing financial measures determined in accordance with generally accepted accounting principles (“GAAP”), we assess the performance of the business by using several generally accepted industry financial measures, including funds from operations which is defined below.  We believe this measure provides useful information regarding our performance, but this measure should not be considered as an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP.

The Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income or loss, computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs) and after adjustments for unconsolidated partnerships and joint ventures.  We calculate FFO beginning with the NAREIT definition and include adjustments for the minority interest in the Operating Partnership owned by persons other than us.

FFO is not necessarily indicative of cash available to fund our cash needs, including our ability to make distributions, since FFO does not consider recurring capital expenditures, principal maturities or other capital expenditure commitments of the Company. Our basis of computing FFO is not necessarily comparable with that of other REITs.

We use FFO in measuring our operating performance and believe that it is helpful to investors because we believe that (i) the items that result in a difference between FFO and net income do not impact the ongoing operating performance of a real estate company,  (ii) FFO captures real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciating assets such as machinery, computers or other personal property, and (iii) other real estate companies, analysts and investors utilize FFO in analyzing the results of real estate companies.

A reconciliation of net income, determined in accordance with GAAP, to FFO for the three months ended March 31, 2003 and 2002, is reflected in the table below (in thousands):

	Three Months Ended March 31,

	2003	2002

Net Income	$1,841	$1,361
Minority interest in operating partnership	265	195
Real estate depreciation	650	631
Recovery of common stock escrowed to secure management contracts (1)	(227)	—
Discontinued operations:
Real estate depreciation	1	10
Minority interest in operating partnership attributed to discontinued operations	(2)	5
Loss (gain) on sale of property, net of minority interest in operating partnership	86	—
Depreciation from unconsolidated real estate partnerships	13	—

Funds From Operations (FFO)	$2,627	$2,202

Weighted average common shares and OP Units outstanding	7,878	7,716

(1) The Company acquired certain third party management contracts in 1997 through the issuance of common stock.  The terms of the purchase agreement provided that the common stock was issued under an escrow agreement that provided for a ratable release of the common stock based upon the continued existence of the third party management contracts.  The property owner cancelled the management contracts effective January of 2003 and under the terms of the escrow agreement approximately 16,000 shares of common stock were returned to the Company.  The Company’s basis in these third party contracts had been fully amortized to expense in prior years.  The Company recorded the forfeiture of the common stock as increases to treasury stock and other income in the three months ended March 31, 2003.  This element of net income has been excluded in arriving at FFO as the ratable amortization of the Company’s basis in the contracts was excluded in arriving at FFO in prior periods.  The forfeiture of common stock associated with third party management contracts did not occur in the past two years and no additional common stock is subject to contractual escrow agreements at March 31, 2003.

For the three months ended March 31, 2003 and 2002, net cash flows were as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

Cash provided by operating activities	$568	$3,649
Cash used in by investing activities	(2,083)	(2,569)
Cash provided by financing activities	2,714	970

RESULTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 2003

Comparison of Three Months Ended March 31, 2003 to Three Months Ended March 31, 2002

Rental Property Operations

Rental and other property revenues from our owned properties totaled $6,418,000 for the three months ended March 31, 2003 compared to $5,907,000 for the three months ended March 31, 2002, an increase of $511,000 or 8.7%.  The increase of 8.7% is attributed to a 4.0% increase associated with sites leased for both periods and 4.7% to newly leased sites.  The increase in property operating revenue was a result of:

•	$406,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,
•	$78,000 increase in late fees, net of amounts written off as uncollectable,
•	$13,000 increase in the pass on of property tax increases to tenants,
•	$6,000 increase in rents for recreational vehicle sites, and
•	$8,000 increase in other property income.

Golf course operating revenues totaled $338,000 for the three months ended March 31, 2003 compared to $339,000 for the three months ended March 31, 2002, a decrease of $1,000 or 0.3%.  Golf revenue increases at one community were offset by decreases at a second community.

Property operating expenses from our owned properties totaled $2,350,000 for the three months ended March 31, 2003 compared to $2,249,000 for the same period in 2002, an increase of $101,000 or 4.5%.   The increase in property operating expenses was a result of:

•	$55,000 in expenses associated with a wastewater regulatory fine and expenses associated with clean up from a windstorm impacting one community,
•	$45,000 increase in property taxes,
•	$11,000 increase in fuel costs to heat community pools, all offset by a
•	$10,000 decrease in property operating overhead.

Golf course operating expenses totaled $303,000 for the three months ended March 31, 2003 compared to $351,000 for the three months ended March 31, 2002, a decrease of $48,000 or 13.7%.  The decrease is due to maintenance cost incurred in 2002 to revitalize the golf course fairways and greens that did not recur in 2003.

Depreciation expense was $650,000 during the three months ended March 31, 2003 compared to $631,000 during the same period in 2002.  The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites.

Same store property revenues for the three months ended March 31, 2003, increased by 7.9% from the three months ended March 31, 2002 consisting of an 8.4% increase from same store rental revenues offset by flat golf revenues.  Expenses related to those revenues increased 2.6% over that same period consisting of a 5.8% increase in same store rental expenses offset by a decrease of golf expenses.  Same store property net operating income increased 10.8% for the three months ended March 31, 2003.  Our same store base included 98% of our property operating revenues for the three months ended March 31, 2003.

The Company believes that same store information provides the user of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated statements of income. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole”.  A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the three months ended March 31, 2003 and 2002 determined in accordance with generally accepted accounting principles is reflected in the table below (in thousands):

		Three Months Ended March 31, 2003	Three Months Ended March 31, 2002	Change	% Change

Same store rental revenues		$6,292	$5,805	$487	8.4%
Same store golf revenues		338	339	(1)	(0.3)%

Total same store revenues	A	6,630	6,144	486	7.9%
Revenues other than same store(1)		126	102	24	23.5%

Total property revenues	C	$6,756	$6,246	$510	8.2%

Same store rental expenses		$1,909	$1,804	$105	5.8%
Same store golf operating expenses		303	351	(48)	(13.7% )

Total same store expenses	B	2,212	2,155	57	2.6%
Expenses other than same store(2)		441	445	(4)	(0.9% )

Total property operating expenses	D	$2,653	$2,600	$53	2.0%

Same store net operating income	A-B	$4,418	$3,989	$429	10.8%

Total net operating income	C-D	$4,103	$3,646	$457	12.5%

(1)				Revenues other than same store include primarily revenues from our Ministorage property, a non-core asset.
(2)				Expenses other than same store primarily include the costs of offsite property management expense and operating expenses for our Ministorage property, a non-core asset.

Home Sales Operations

Revenues for the home sales business totaled $7,890,000 for the three months ended March 31, 2003 as compared to $4,207,000 for the three months ended March 31, 2002, with the increase driven by higher unit volumes and increased average selling prices.  Units sold totaled 98 for the three months ended March 31, 2003 compared to 58 units for the three month period ended March 31, 2002, an increase of 69%. The average selling price of new homes closed was $79,000 and $72,000, respectively for the three months ended March 31, 2003 and 2002, an increase of 9.7%.  Total cost of sales for the three months ended March 31, 2003 was $5,784,000 compared to $3,289,000 for the three months ended March 31, 2002.  Resulting margin increases are attributable to product mix, reduced sales discounts driven by lower average age of homes sold, the realization of lot premiums at one community and increased supplier rebates due to increased volume.  Selling and marketing expenses in the 2003 period increased $604,000 from the 2002 period primarily as a result of increased commissions associated with increased unit volume of home sales, increased marketing costs for newly constructed subdivisions within existing communities, increased staff levels and an expanded home sales operation serving one community in advance of contracts closing for a new subdivision within the community.

We reported income from the home sales business of $339,000 for the three months ended March 31, 2003 as compared to a loss of $252,000 for the three months ended March 31, 2002.

We engage in the home sales business for four reasons:

1)	To lease expansion home sites within our portfolio, thereby increasing the profitability and value of our communities,
2)	To upgrade existing leased home sites with new and more valuable homes, thereby increasing the long term value of the lease income stream,
3)

To broker the resale of homes in order to support investment values in the homes and to attract good neighbors all so as to promote the long term values of the communities, both for the residents who are our customers and for the long term growth and security of our own investment, and

4)	To resell any homes we acquire as a result of defaults in lease obligations owed to us.

We seek to measure the profitability of developing and leasing expansion home sites within our portfolio through identifying the following:

1)	An estimate of the first year annualized profit on the leases originated on expansion home sites,
2)	An estimate of the total development costs of the expansion sites leased, including all current and projected development costs, and
3)	An estimate of the home sales profit or loss attributable to new homes sold on expansion sites, without consideration for the other aspects of the home sales business.

We believe that our estimated first year annualized profit on leases originated on expansion home sites provides the user of our financial statements with a comparison of the profitability of the new leased sites to our current portfolio and to alternative investments which we could make in stabilized communities.  Our calculation of estimated first year annualized profit on leases orignated on expansion home sites is based upon a non-GAAP financial measure.  We project the amount of variable property operating expenses we will incur as a result of the newly leased home sites.  In order to project our variable operating expenses, we begin with operating expenses determined under GAAP and deduct those expenses we believe will not increase with the addition of newly leased sites.

The most directly comparable financial measure that can be reconciled to GAAP is our historical return on investment in operational sites, which is reconciled on page 25 in footnote 1. Our presentation of the estimated first year return on the home sites cannot be directly reconciled to a comparable GAAP measure principally, because there will be leases that begin in the middle of the period and we estimate the incremental operating expenses associated with these leases.  The estimated first year annualized return on investment in expansion home sites should not be considered in isolation from nor is it intended to represent an alternative measure of operating income or cash flow or any other measure of performance as determined in accordance with generally accepted accounting principles.

By comparing the estimated first year annualized profit on the expansion home sites leases originated to the sum of total development costs, as increased (in the event of a home sales loss) or decreased (in the event of a home sales profit) by the estimated home sales profit or loss, we are able to measure the estimated first year annualized return on our investment in expansion home sites.  We believe that this measure provides a useful comparison to the returns available from investing in stabilized communities.

Our calculation of an estimated first year annualized return on investment in expansion home sites includes the following components:

(a)

We derive our estimated first year annualized profit on leases originated on expansion home sites by deducting estimated operating expenses from the contractual annual revenues from leases originated during the period.  We estimate operating expenses using one half of the actual ratio of property operating expenses incurred to property revenue generated in the prior year.  For example, if we originate a lease at a property where the ratio of operating expense to property revenues was 40% for the prior year, we apply a 20% expense ratio to project the additional expense associated with the newly leased home site for the first year.  We believe that one half of the actual expenses is an appropriate estimate of the relationship between fixed and variable expenses of operating our communities.

(b)

The total development costs of the expansion sites leased are based upon the sum of land, construction costs, and other capitalized costs, including interest expense, as allocated to the individual home sites based upon the leased value of each home site.

(c)

We determine the home sales profit or loss that is attributable to sale of homes situated on expansion home sites by deducting from the reported home sales operating income the gross margin and commissions attributable to the (i) sale of new homes on existing leased sites, (ii) the sale of used homes, and (iii) brokerage of home sale transactions between third parties.  We make no allocation of sales overhead to the transactions identified above.

We believe that our home sales operations drive our estimated first year annualized return on investment in expansion home sites because most of our expansion home site leases originate with our sale of a home. For the three months ended March 31, 2003 and 2002, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Reported income (loss) from sales operations	$339,000	$(252,000)
Used home sales and brokerage business income	$(61,000)	$(54,000)

Adjusted income (loss) for pro forma analysis	$278,000	$(306,000)

The leases facilitated by the home sales business during the three month periods ended March 31, 2003 and 2002 are estimated to provide an estimated first year annualized return on investment in expansion home sites of 11.2% and 11.1%, respectively, as shown in the following table based upon unaudited pro forma information.  This compares to the 8.0% return realized for the year ended December 31, 2002 for our operational sites.  The increase in return for newly leased sites is driven primarily by the increase in operating leverage that results from leasing additional sites in developing communities.

		Total Portfolio for Year Ended December 31, 2002	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Expansion sites leased during three months ended March 31, 2003 and 2002			90	58

Profit from portfolio (actual 2002) or estimated first year annualized profit on leases originated on expansion home sites (for the three months ended March 31, 2003 and 2002)[1]	A	$14,665,000	$277,000	$172,000

Costs, including development costs of sites leased [1]		$182,455,000	$2,762,000	$1,246,000
Home sales income (loss) attributable to sites leased			278,000	(306,000)

Total investment in operating properties (actual 2002) or total costs incurred to originate ground leases (estimated for three months ended March 31, 2003 and 2002 [1]	B	$182,455,000	$2,484,000	$1,552,000

Return on investment for operational sites (actual 2002) or estimated first year annualized return on investment in expansion home sites (for the three months ended March 31, 2003 and 2002) [1]	A/B	8.0%	11.2%	11.1%

1 A reconciliation of our return on investment for operational sites for the year ended December 31, 2002 to [property income before depreciation and investment in operational sites] is reflected in the table below:

December 31, 2002

Rental and other property revenues	$24,039,000
Property operating expenses	$(9,374,000)

Property income before depreciation (A)	$14,665,000

Real estate assets, net	$207,500,000
Add: Accumulated depreciation	$17,827,000
Less: Real estate under development	$(40,053,000)
Less: Cost of home sites ready for intended use	$(2,819,000)

Investment in operational sites (B)	$182,455,000

Return on investment in operational sites (A/B)	8.0%

General and Administrative Expenses

During the three months ended March 31, 2003 and 2002, general and administrative expenses were $618,000 and $468,000 respectively. The increase of $150,000 is as a result of:

•	$38,000 increase in salaries, wages and benefits,
•	$34,000 increase in legal costs,

•	$30,000 increase in directors costs as a result of expensing the equity compensation for directors in 2003 that was not expensed in the 2002 period,
•	$27,000 increase in the amortization of deferred compensation relating to restricted stock awards,
•	$19,000 increase in dividends paid on non-vested restricted stock awards that are recorded as compensation expense,
•	$13,000 increase in cost of umbrella liability insurance coverage,
•	$10,000 increase in travel expenses, all offset by a
•	$15,000 decrease in franchise tax expense, and a
•	$6,000 decrease in bank service charges.

Interest and Other Income

During the three months ended March 31, 2003 and 2002, interest and other income was $296,000 and $307,000 respectively.  The decrease in income is related to a decrease in certain earning assets, and a reduction in interest earned with respect to certain interest bearing assets, totaling $238,000 offset by other income of $227,000 recognized for common stock forfeited re management contracts.  The cost to acquire these contracts had been amortized to expense in prior years.

Interest Expense

During the three months ended March 31, 2003 and 2002, interest expense was $1,284,000 and $1,096,000, respectively.  The increase is primarily a result of new debt secured on existing owned properties, development expenditures made in advance of home sales and an increase in the amount outstanding on the floor plan facility on home sales inventory, all offset by scheduled amortization of existing long term debt and lower interest rates on short-term debt.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had cash and cash equivalents of $2,422,000.  Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of and additional investments in properties, and payments of dividends to stockholders and OP Unit Holders.  The Company expects to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands.  For the three months ended March 31, 2003 and 2002, our capital replacement spending averaged $30 and $25, respectively, per developed homesite.

The credit available under our line of credit totaled $9,472,000.  The availability of funds to the Company under our line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants.  The terms of our line of credit require that we maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to current annual debt service obligations (as defined by the lender) of not less than 1.25 to 1.0.  For the three months ended March 31, 2003, the debt service coverage ratio was 1.34 to 1.0 as defined by our lender. Based upon the application of these covenants as of March 31, 2003, the entire undrawn commitment of approximately $9,472,000 was available to the Company.  At March 31, 2003, the availability under our floor plan to acquire additional amounts of qualified inventory totaled approximately $1,300,000.

In the event that there is an economic downturn and the cash provided by operating activities is reduced or, if access to short term borrowing sources becomes restricted, the Company may be required to reduce or eliminate expenditures for the continued development of its communities and/or reduce its dividend.

We expect to meet our liquidity requirements in excess of 12 months through a variety of sources including cash generated by operations, long-term and short-term secured and unsecured borrowings, and the issuance of equity securities.

Our ability to access secured and unsecured borrowings as a source of liquidity is dependent upon factors outside of our control including economic trends that impact the availability of credit from lending sources we currently utilize.  Our ability to issue additional equity in the form of OP Units and other equity securities (including the issuance by the Operating Partnership of OP Units) is dependent upon factors outside of our control including returns available on alternative investments and other economic factors.  The extent of cash generated by our operations is dependent upon our ability to operate the existing portfolio of revenue earning sites at margins comparable to past results and to originate new earning sites through new lease originations generated by our home sales business.   Our ability to generate cash through the operation of the current portfolio is dependent upon our ability to acquire the goods and services required to operate the portfolio at costs that increase no more than in the range of increases realized in prior years, the continued absence of natural disasters, such as hurricanes, that would disrupt the flow of rental income for an undeterminable time period and other factors.  Our ability to generate cash through the origination of new earning sites is dependent upon our ability to effectively market to our target market customers, to originate contracts for sale of homes at our properties, thereby generating income producing leases and to develop the undeveloped land within our portfolio in a timely fashion, and on a cost effective basis, and as warranted by home sales in response to home sales results.

Operating Activities

Our net cash provided by operating activities was $0.6 million during the three months ended March 31, 2003 compared to $3.6 million during the same period in 2002.  The $3.0 million decrease was primarily the result of:

•	$1.8 million in additional inventory for our home sales business;
•	$0.2 million in income from the recovery of common stock escrowed to secure management contracts in the 2003 period that did not occur in 2002;
•	$0.2 million in additional rebates receivable associated with our increased inventory purchases;
•	$0.2 million reduction in tenant accounts receivable in 2002 that did not recur in 2003;
•	$0.2 million reduction in utility and other deposits in 2002 that did not recur in 2003;
•	$0.1 million reduction in prepaid expenses in 2002 that did not recur in 2003;
•	$1.0 million increase in operating assets and liabilities as a result of increased business volumes and increases in accounts payable in 2002 period that did not recur in 2003; offset by
•	$0.7 million increase in earnings before depreciation, amortization, minority interest, and loss on sale of real estate.

Investing Activities

During the three months ended March 31, 2003, the net cash used in investing activities was $2.1 million, compared with $2.6 million during the same period in 2002.  The $0.5 million change is primarily due to:

•	$1.2 million increase on proceeds from sale of real estate;
•	$0.1 million increase on collection of notes receivable offset by;
•

$0.8 million in additional expenditures for capital replacements, improvements and capitalized interest in the 2003 period as compared to the 2002 period, primarily related to the continued development of unleased sites.

Financing Activities

Net cash provided by financing activities was $2.7 million for the three months ended March 31, 2003 compared with the same period in 2002 in which $1.0 million was provided by financing activities.  The $1.7 million increase in cash provided by financing activities is primarily related to:

Increases
•	$5.2 million in net proceeds from secured long-term financing in the 2003 period,
•	$0.1 million for the collection of escrow funds which did not occur in the 2002 period,
•	$0.1 million increase in proceeds from dividend reinvestment program in the 2003 period, that did not occur in 2002 period,
•	$0.2 million increase in proceeds from OP unit distribution reinvestment program that did not occur in the 2002 period.

Decreases
•	$3.7 million increase in principal payments on secured short-term financing in the 2003 period ,
•	$0.1 million in loan costs associated with debt issuance, and
•	$0.1 million increase in dividends paid in the 2003 period compared to the 2002 period.

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

We have $71.1 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable.  We do not have significant exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $17.4 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable.  We do not have significant exposure to changes in interest rates since the interest rates are fixed.  We have repricing and refunding risks as to the unpaid balance on these notes of $14.5 million due at maturity between 2007 and 2011.

We have $8.1 million of interest only, non-recourse, secured long-term notes payable.  These are variable rate loans at 30 day LIBOR plus 3%, with a floor of 6.5% and a ceiling of 10%.  If the lender’s LIBOR rate was greater than 3.5% and LIBOR increased immediately by 1%, then our annual net income and cash flows would decrease by $81,000 due to an increase in interest expense based on the outstanding balance at March 31, 2003.  We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have $7.0 million of interest only, non-recourse, secured long-term notes payable.  These are variable rate loans at 90 day LIBOR plus 2.5%.  If LIBOR increased immediately by 1%, then our annual net income and cash flows would decrease by $70,000 due to an increase in interest expense based on the outstanding balance at March 31, 2003.  We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have a recourse, secured floor plan facility that bears interest at the lender’s prime rate plus amounts ranging from 0% to 2.5% based upon the manufacturer and age of the inventory.  If the lender’s prime rate increased immediately by 1%, then our annual net income and cash flows would decrease by $97,000 due to an increase in interest expense on this line of credit, based on the $9.7 million outstanding balance at March 31, 2003.   We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

Item 4.	CONTROLS AND PROCEDURES

           (a) Evaluation of Disclosure Controls and Procedures.  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

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

3.2

Third Amended and Restated By-laws of American Land Lease, Inc.(incorporated herein by reference to 10-K). (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2002, Commission File No. 1-9360, filed on August 14, 2002).

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

The following Current Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q:

Current Report on Form 8-K, dated March 18, 2003, relating to an informational handout provided at an investor conference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LAND LEASE INC.
(Registrant)

Date: May 12, 2003	By	/s/ SHANNON E. SMITH

Shannon E. Smith
Chief Financial Officer

          I, Terry Considine, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Land Lease, Inc.;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 12, 2003	/s/ TERRY CONSIDINE

Chief Executive Officer

          I, Robert G. Blatz, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Land Lease, Inc.;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ ROBERT G. BLATZ

President and Chief Operating Officer

I, Shannon E. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Land Lease, Inc.;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ SHANNON E. SMITH

Chief Financial Officer