Form 10-Q
period 2003-06-30
AMERICAN LAND LEASE INC
filed 2003-08-11
CIK 804138

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT HAVE 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-9360

AMERICAN LAND LEASE, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1038736
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

29399 U.S. Hwy 19, North Suite 320 Clearwater, Florida	33761
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 12, 2003, approximately 7,083,000 shares of common stock were outstanding.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

(i)

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Real estate, net of accumulated depreciation of $18,835 and $17,827, respectively, including real estate under development of $38,429 and $40,053, respectively.	$212,301	$207,500
Cash and cash equivalents	978	1,223
Inventory	12,192	10,101
Investment in unconsolidated real estate partnerships	1,692	1,684
Other assets, net	8,243	8,335

Total Assets	$235,406	$228,843

LIABILITIES
Secured long-term notes payable	$110,906	$97,201
Secured short-term financing	10,188	19,118
Accounts payable and accrued liabilities	8,264	7,552

	129,358	123,871

MINORITY INTEREST IN OPERATING PARTNERSHIP	13,815	13,130

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share; 12,000 shares authorized; 8,809 and 8,649 shares issued; 7,083 and 6,939 shares outstanding (excluding treasury stock), respectively	88	86
Additional paid-in capital	282,246	280,665
Notes receivable from officers re common stock purchases	(833)	(848)
Deferred compensation re restricted stock	(1,642)	(396)
Dividends in excess of accumulated earnings	(161,014)	(161,280)
Treasury stock, 1,726 and 1,710 shares at cost, respectively	(26,612)	(26,385)

	92,233	91,842

Total Liabilities and Stockholders’ Equity	$235,406	$228,843

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
RENTAL PROPERTY OPERATIONS
Rental and other property revenues	$6,391	$5,834	$12,809	$11,742
Golf course operating revenues	173	155	511	494

Total property operating revenues	6,564	5,989	13,320	12,236
Property operating expenses	(2,302)	(2,154)	(4,652)	(4,403)
Golf course operating expenses	(319)	(283)	(622)	(634)

Total property operating expenses	(2,621)	(2,437)	(5,274)	(5,037)
Depreciation	(661)	(627)	(1,311)	(1,258)

Income from rental property operations	3,282	2,925	6,735	5,941

SALES OPERATIONS
Home sales revenue	7,771	5,191	15,661	9,397
Cost of home sales	(5,531)	(3,956)	(11,315)	(7,244)

Gross profit on home sales	2,240	1,235	4,346	2,153
Commissions earned on brokered sales	117	154	243	273
Commissions paid on brokered sales	(60)	(91)	(125)	(156)

Gross profit on brokered sales	57	63	118	117

Selling and marketing expenses	(1,604)	(1,314)	(3,432)	(2,538)

Income (loss) from sales operations	693	(16)	1,032	(268)
General and administrative expenses	(661)	(496)	(1,279)	(965)
Interest and other income	150	329	446	636
Interest expense	(1,371)	(1,088)	(2,655)	(2,184)
Equity in income of unconsolidated real estate partnerships	17	17	37	33

Income before minority interest in Operating Partnership	2,110	1,671	4,316	3,193
Minority interest in Operating Partnership	(249)	(206)	(514)	(401)

Income from continuing operations	1,861	1,465	3,802	2,792

DISCONTINUED OPERATIONS:
(Loss) Income from discontinued operations, net of minority interest	—	44	(14)	78
(Loss) gain on sale of property, net of minority interest	—	—	(86)	—

(Loss) income from discontinued operations	—	44	(100)	78

Net Income	$1,861	$1,509	$3,702	$2,870

Basic earnings from continuing operations	$0.27	$0.21	$0.55	$0.42
Basic (loss) earnings from discontinued operations	—	0.01	(0.01)	0.01

Basic earnings per share	$0.27	$0.22	$0.54	$0.43

Diluted earnings from continuing operations	$0.26	$0.21	$0.54	$0.41
Diluted (loss) earnings from discontinued operations	—	0.01	(0.01)	0.01

Diluted earnings per share	$0.26	$0.22	$0.53	$0.42

Weighted average common shares outstanding	6,866	6,719	6,867	6,688

Weighted average common shares and common share equivalents outstanding	7,056	6,827	7,020	6,775

Dividends paid per share	$0.25	$0.25	$0.50	$0.50

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,702	$2,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,622	1,296
Amortization of discount on secured long-term notes payable	—	72
Amortization of deferred compensation and expense of stock options	262	68
Minority interest in Operating Partnership	514	401
Minority interest attributable to discontinued operations	(2)	11
Loss on sale of discontinued operations, net of minority interest	86	—
Equity in earnings of unconsolidated real estate partnerships	(37)	—
Recovery of common stock escrowed to secure management contracts	(227)	—
(Increase) decrease in inventory	(2,091)	(668)
Decrease (increase) in operating assets and liabilities	190	2,196

Net cash provided by operating activities	4,019	6,246

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	1,360	—
Capital replacements and enhancements	(291)	(274)
Purchases of and additions to real estate, including development	(5,502)	(5,726)
Capitalized interest	(1,664)	(1,760)
Notes receivable advances	(36)	(45)
Proceeds from notes receivable	308	416
Principal collection and indemnifications on CMBS bonds	267	127
Distributions received from investments in unconsolidated real estate partnerships	29	—

Net cash used by investing activities	(5,529)	(7,262)

CASH FLOWS FROM FINANCING ACTIVITIES
(Principal payments on) proceeds from secured short-term financing	(8,930)	3,699
Proceeds from secured long-term notes payable	15,015	5,300
Principal payments on secured long-term notes payable	(1,310)	(3,421)
Payment of loan costs	(349)	(399)
Collections of escrowed funds	153	77
Payment of costs associated with equity issuance	—	(338)
Collections of notes receivable on common stock purchases	15	29
Proceeds from stock options exercised	34	—
Proceeds from dividends reinvestment program	243	102
Proceeds from OP unit distribution reinvestment program	298	206
Payment of common stock dividends	(3,437)	(3,352)
Payment of distributions to minority interest in Operating Partnership	(467)	(471)

Net cash provided by financing activities	1,265	1,432

NET( DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(245)	416
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,223	607

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$978	$1,023

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

A.	The Company

American Land Lease, Inc. (“ANL” and, together with its subsidiaries, the “Company”) formerly Asset Investors Corporation, is a Delaware corporation that owns home sites leased to owners of homes situated on the leased land and operates the communities composed of these homes. The Company has elected to be taxed as a real estate investment trust (“REIT”). ANL’s common stock, par value $.01 per share (“common stock”), is listed on the New York Stock Exchange under the symbol “ANL.” In May 1997, ANL contributed its net assets to Asset Investors Operating Partnership, L.P. (the “Operating Partnership”) in exchange for the sole general partner interest in the Operating Partnership and substantially all of Operating Partnership’s initial capital. As of June 30, 2003, based on total home sites, 77% of the Company’s portfolio of residential land lease communities is located in Florida and 22% is located in Arizona.

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of common stock. After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of common stock (on a one-for-one ratio) in lieu of cash. At June 30, 2003, the Operating Partnership had approximately 924,000 OP units outstanding, excluding those owned by ANL, and ANL owned 88% of the Operating Partnership.

B.	Presentation of Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the statements and notes thereto included in American Land Lease’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain 2002 financial statement amounts have been reclassified to conform to the 2003 presentation, including the treatment of discontinued operations.

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

Depreciation

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. As of June 30, 2003, based on periodic reviews, management believes that no impairments exist. No impairment losses were recognized for the three and six months ended June 30, 2003 or for the three and six months ended June 30, 2002.

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

Depreciation of personal property is reported in property operating expenses, golf operating expenses, selling and marketing expenses, or general and administrative expenses, based upon the use of the associated asset. Depreciation expense relating to personal property totaled approximately $112,000 and $198,000 for the three and six months ended June 30, 2003 and $77,000 and $136,000 for the three and six months ended June 30, 2002, respectively.

Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers to inventory we own, inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results. In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales. In the three and six months ended June 30, 2003, we recorded a charge of $130,000 and $265,000 respectively, to write carrying amounts down to market value.

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

The Company’s non-agency mortgage backed securities bonds (“MBS”) and commercial mortgage backed securities bonds (“CMBS”) were acquired at a significant discount to par value. The amortized cost of the non-agency MBS and CMBS bonds was equal to the outstanding principal amount net of unamortized discount and allowances for credit losses. Earnings from non-agency MBS and CMBS bonds are recognized based upon the relationship of cash flows received during the period and estimates of future cash flows to be received over the life of the bonds. The Company classifies its non-agency MBS and CMBS bonds as available-for-sale, carried at fair value in the financial statements. The Company generally estimates fair value of the non-agency MBS and CMBS bonds based on the present value of future expected cash flows of the bonds. The fair value of the non-agency MBS and CMBS bonds, based on the underlying assets that secure the bonds, are estimated using our best estimate of the future cash flows, capitalization rates and discount rates commensurate with the risks involved. The carrying amount of the MBS and CMBS assets at June 30, 2003 and 2002 was approximately $0 and $252,000, respectively and is included in other assets.

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

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. Advertising expenses were approximately $282,000 and $243,000 for the three months ended June 30, 2003 and 2002 and $578,000 and $528,000 for the six months ended June 30, 2003 and 2002, respectively.

Equity in Earnings of Unconsolidated Real Estate Partnerships

The Company owns an interest in two partnerships that develop, own and operate residential land lease communities. Investments in real estate partnerships in which the Company has influence, but does not have control, are accounted for under the equity method. Under the equity method, the Company’s pro-rata share of the earnings of the unconsolidated real estate partnership for the periods presented is included in equity in earnings from unconsolidated real estate partnerships. During the fourth quarter of 2002, we changed our method of accounting for our investment in unconsolidated real estate partnerships from the cost method of accounting to the equity method in accordance with generally accepted accounting principles. The previous method of accounting did not have a materially different result from generally accepted accounting principles.

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

At June 30, 2003, the Company’s NOL carryover was approximately $64,000,000 for the parent REIT entity and $2,592,000 for the Company’s taxable subsidiaries that are consolidated for financial reporting, but not for federal income tax purposes. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of the Company’s REIT taxable income, and as a result, to reduce the amount that the Company is required to distribute to stockholders to maintain its status as a REIT. It does not, however, affect the tax treatment to shareholders of any distributions that the Company does make. The REIT’s and the taxable subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2022, respectively.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding during each year. Diluted earnings per share for the three and six months ended June 30, 2003 and 2002 reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 190,000 and 153,000 and 108,000 and 22,000, respectively, without regard to vesting restrictions on options issued. Vested and unvested stock options together with unvested restricted shares issued totaling 120,000 and 160,000 and 244,000 and 244,000 for the three and six months ended June 30, 2003 and 2002, have been excluded from diluted earnings per share as their effect would be anti-dilutive.

Stock-Based Compensation

Prior to 2003, the Company accounted for stock options under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. No employee compensation expense for stock options is reflected in 2002 net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003 as described in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2002 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. The Company recorded approximately $3,000, net of minority interest in the Operating Partnership, as compensation expense for stock options issued after January 1, 2003. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income, as reported	$1,861,000	$1,509,000	$3,702,000	$2,870,000
Add: Stock-based employee compensation expense included in reported net income				—
Restricted stock awards	153,000	34,000	251,000	68,000
Stock options	2,000	—	3,000	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards
Restricted stock awards	(153,000)	(34,000)	(251,000)	(68,000)
Stock options	(12,000)	(91,000)	(24,000)	(183,000)
Add: Minority interest in Operating Partnership	1,000	11,000	2,000	23,000

Pro-forma net income	$1,852,000	$1,429,000	$3,683,000	$2,710,000

Basic earnings per common share:
Reported	$0.27	$0.22	$0.54	$0.43
Pro forma	$0.27	$0.21	$0.54	$0.41
Diluted earnings per common share:
Reported	$0.26	$0.22	$0.53	$0.42
Pro Forma	$0.26	$0.21	$0.52	$0.40

As more fully described in Note L, the Company made a grant of performance based restricted stock in 2003. To the extent that it is probable that the performance targets will be reached, the Company provides compensation expense ratably over the vesting period. The Company provided $59,000 and

$117,000 respectively in compensation expense related to the performance based restricted stock awards for the three and six months ended June 30, 2003.

Capitalized Interest

Interest incurred relating to the development of communities is capitalized during the active development period. The Company’s strategy is to master plan, develop, and build substantially all of the home sites in its communities. Accordingly, substantially all projects, excluding finished lots where the home is available for occupancy, are undergoing active development. Capitalized interest was approximately $819,000 and $889,000 for the three months ended June 30, 2003 and 2002, and $1,664,000 and $1,760,000 for the six months ended June 30, 2003 and 2002, respectively.

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

D.	Real Estate

Real estate at June 30, 2003 and December 31, 2002 is as follows (in thousands):

	2003	2002
Land	$46,692	$47,041
Land improvements and buildings	184,444	178,286

	231,136	225,327
Less accumulated depreciation	(18,835)	(17,827)

Real estate, net	$212,301	$207,500

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

During the six months ended June 30, 2003, the Company sold a 28 home site community in Bensalem, Pennsylvania to a third party for an aggregate sales price of approximately $1,125,000. The net proceeds of $1,082,000 were used to repay a portion of the Company’s outstanding short-term indebtedness and for other corporate purposes. The Company recognized a loss on the sale of approximately $86,000, net of minority interest in the Operating Partnership.

During the three and six months ended June 30, 2003, the Company sold six and nine home sites, respectively, for total consideration of approximately $188,000 and $278,000, respectively, to existing tenants in Arizona.

E.	Home Sales Business

The Company owns an inventory of developed vacant sites within our portfolio of residential land lease communities. In addition, the Company owns undeveloped land that is contiguous to existing occupied communities. The Company’s home sales business seeks to facilitate the conversion of this inventory of unleased land into leased sites with long-term cash flows. The Company’s home sales business closed sales of 88 and 75 new homes for the three months ended June 30, 2003 and 2002, and closed sales of 177 and 133 new homes for the six months ended June 30, 2003 and 2002. These home closings result in home sites being leased and occupied with new homes, an increase of 16.1% for the three months and 33.1% for the six months in 2003 and 2002.

F.	Discontinued Operations

Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) became effective for fiscal years beginning after December 15, 2001. In accordance with SFAS No. 144, net income and gain (loss) on the disposition of real estate for communities sold or considered held for sale after December 31, 2001 are reflected in our statements of operations as “discontinued operations” for all periods presented. Following is a summary of discontinued operations (in thousands). No assets met the criteria of SFAS 144 to be classified as held for sale as of June 30, 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Discontinued Property Operations:
Rental and other property revenues	$—	$84	$12	$169
Property operating expenses	—	(27)	(27)	(64)
Depreciation	—	(7)	(1)	(16)

Income from discontinued operations before loss on disposition of discontinued operations		50	(16)	89
Loss on disposition of discontinued operations		—	(98)	—

Income from discontinued operations before minority interest	—	50	(114)	89
Minority interest attributed to discontinued operations	—	(6)	14	(11)

(Loss) Income from discontinued operations, net of minority interest	$—	$44	$(100)	$78

G.	Secured Long-Term Notes Payable

The following table summarizes the Company’s secured long-term notes payable (in thousands):

	June 30, 2003	December 31, 2002
Fixed rate, ranging from 6.5% to 8.75%, fully amortizing, non-recourse notes maturing at various dates from 2018 through 2020.	$70,487	$71,672
Fixed rate, ranging from 7.7% to 8.2%, partially amortizing, non-recourse notes maturing at various dates from 2007 through 2011.	17,318	17,435
Variable rate, at LIBOR plus 300 basis points with a 6.5% floor, non-recourse notes maturing in 2005 and, 2007.	8,086	8,094
Variable rate, at LIBOR plus 250 basis points, non-amortizing, non-recourse notes maturing in 2013.	15,015	—

	$110,906	$97,201

On May 13, 2003, the Company closed seven non-recourse loans secured by properties in Florida and Arizona totaling $7,975,000. The loans bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus 250 basis points. These non-amortizing loans mature in May of 2013.

On March 21, 2003, the Company closed two non-recourse loans secured by properties in Florida totaling $7,040,000. The loans bear interest at a rate equal to LIBOR plus 250 basis points. These non-amortizing loans mature in March of 2013.

H.	Secured Short-Term Financing

On June 11, 2003, the Company received a loan commitment for a $16,000,000 line of credit from a new lender priced at LIBOR plus 2.0%. Concurrently with the new commitment, the Company’s current lender amended and reduced its revolving line of credit from $17,000,000 to $5,000,000 that bears interest at the bank’s “Reference Rate” (4.25% at June 30, 2003). The line of credit is secured by real property and improvements located in St. Lucie County, Florida and Maricopa County, Arizona with a net book value of $34,693,000. The revolving line of credit matures in August 2003. At June 30, 2003, $200,000 was outstanding and $4,800,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder. Based upon the application of these covenants as of June 30, 2003, the entire undrawn balance of $4,800,000 was available to the Company.

The Company has a floor plan line of credit with a floor plan lender providing a credit facility of $11,000,000 with a variable interest rate indexed to the prime rate and spreads varying from 1% to 1.75%, depending on the manufacturer and age of the inventory. During the six months ended June 30, 2003, the Company’s current floor plan lender acquired the former floor plan lender’s notes and amounts due from the Company were consolidated with the current floor plan lender’s facility described above. Individual advances mature as early as 360 days or have no stated maturity, based upon the manufacturer. Amounts outstanding are non-recourse to the Company for the period of time the financed home is subject to a repurchase agreement with the manufacturer of the home. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $10,046,000. At June 30, 2003, $9,988,000 was outstanding, of which $9,393,000 was non-recourse to the Company and $595,000 was recourse to the Company and $1,012,000 was available under the floor plan credit facility.

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

The Company entered into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of residential land lease communities. Certain of these contracts contain cancellation provisions at the option of the Company. The unpaid balance of these contracts remaining at June 30, 2003 is approximately $6,806,000.

As of June 30, 2003, the Company’s outstanding purchase obligations with manufacturers of homes to be constructed in the Company’s communities totaled $1,480,000.

The Company has agreed to invest up to an additional $680,000 in a real estate joint venture in four equal, annual installments of $170,000, of which no payments have been disbursed as of June 30, 2003.

In connection with the acquisition of a residential land lease community, the Company entered into an earn-out agreement with respect to 142 unoccupied home sites. The Company advances an additional $16,500 pursuant to the earn-out agreement for each newly occupied home site either in the form of cash or 1,178 OP Units, as determined by the seller. The Company paid $50,000 and $33,000 for the three months ended June 30, 2003 and 2002, respectively and $166,000 and $66,000 for the six months ended June 30, 2003 and 2002, respectively in cash and OP Units for newly occupied home sites. At June 30, 2003, there were 72 unoccupied home sites subject to the earnout.

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

•	Cash and cash equivalents, accounts payable and accrued liabilities, and secured short-term financing - the carrying amounts approximate fair value because of the short maturity of these instruments.

•	Non-agency MBS and CMBS Bonds - the carrying amount of non-agency MBS and CMBS bonds included in other assets in the balance sheet approximate those assets’ fair values. The Company generally estimates fair value of the non-agency MBS and CMBS bonds based on the present value of future expected cash flows of the bonds. The fair value of the non-agency MBS and CMBS bonds, based on the underlying assets that secure the bonds, are estimated using managements’ best estimate of the future cash flows.

•	Secured long-term notes payable - based upon borrowing rates currently available to the Company, the carrying value of secured long-term notes payable approximate their fair value.

L.	Common Stock and Dividends

Officer Stock Loans

In previous years, the Company had provided loans to three of its executive officers in an amount equal to the total cash required to purchase common stock in the Company at the then prevailing market prices. These loans have a 10-year maturity, are 25% recourse to the executive officers, bear interest at 7.5% and are secured by the stock acquired with the proceeds from the loan. During the year ended December 31, 2002, an officer who had separated from the Company repaid the balance due in full in accordance with the terms of the loan. As of June 30, 2003, the total balance outstanding on loans made to two officers secured by Company common stock was approximately $833,000 and principal and interest payments made on these obligations were $27,000 and $31,000 for the three months ended June 30, 2003 and 2002, and $47,000 and $72,000 for the six months ended June 30, 2003 and 2002, respectively, and the loans are current with respect to principal and interest. In compliance with current regulations, the Company has not made loans to executive officers since January 2, 2001.

Restricted Stock

The Company issued 50,000 shares of restricted stock to members of management during the six months ended June 30, 2003. The restricted stock was issued at the fair value of the common stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to a risk of forfeiture within the vesting period. Vesting periods of the restricted stock issued range from four to five years. The fair value of the restricted stock is amortized to compensation expense over the vesting period.

Changes in unamortized deferred compensation re restricted stock for the six months ended June 30, 2003 and 2002, respectively are as follows:

	June 30, 2003	June 30, 2002
Beginning unamortized value as of January 1	$396,000	$278,000
Fair value of restricted stock issued	1,524,000	294,000
Forfeiture of restricted shares	(21,000)	—
Amortization of fair value	(257,000)	(68,000)

Ending unamortized value as of June 30	$1,642,000	$504,000

In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock are charged to compensation expense in the period paid. The total compensation expense charged to income related to restricted share awards was $204,000 and $61,000 for the three months ended June 30, 2003 and 2002, respectively, and $335,000 and $106,000 for the six months ended June 30, 2003 and 2002, respectively.

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

The HPS shares vest based upon the extent, if any, that the total return realized by shareholders exceeds the ten-year average total return of the Equity REIT Index, as reported by the National Association of Real Estate Investment Trusts (“NAREIT”). Total return is defined as the total of the closing price at year-end plus any dividends paid less the closing price for the prior year-end. The total return for the Company is measured over a three-year period that ends on the final valuation date. To the extent that shares are not vested as of the final valuation date, such shares are forfeited and are returned to the Company. Vesting is achieved ratably on the final valuation date to the extent that excess value has been realized. In order for management to earn vesting in all of the HPS shares for a given final valuation date, the actual total return to shareholders for the three-year period is required to exceed the Equity REIT Index total return by 5% points.

The 2003 HPS grant was 50,000 shares with a final measurement date of December 31, 2005. The Equity REIT Index average total return over the trailing ten years as of December 31, 2002 was 10.53%. For the 2003 HPS grant to fully vest, the actual total return over the three-year period is required to be 15.53%. If the actual total return is between 10.53% and 15.53% then a ratable portion of the shares would vest (for example, one half of the shares would vest if the actual total return is 13.03%). If the actual total return does not exceed 10.53%, all shares would be forfeited, but none of the dividends paid during the three-year period would be forfeited.

For the three and six months ended June 30, 2003, the Company has provided compensation expense of $59,000 and $117,000, respectively, related to the above award.

Dividends

The Company’s dividend is set quarterly by the Company’s Board of Directors and is subject to change or elimination at any time. The Company paid quarterly dividends on common stock of $0.25 per share, totaling $1,720,000 and $1,690,000 for the three months ended June 30, 2003 and 2002, and $3,437,000 and $3,352,000 for the six months ended June 30, 2003 and 2002, respectively.

M.	Certain Relationships and Related Transactions

During the three and six months ended June 30, 2002, Brandywine Financial Services Corporation, an affiliate of Brandywine, received fees of $56,000 to provide back office support to both the Company’s communities and the Company’s corporate office located in Florida. Bruce Moore, a Director of the Company, is also an owner of Brandywine Financial Services as of June 30, 2003. Pursuant to the Company’s consolidation of its offices from Chadds Ford, Pennsylvania and Denver, Colorado to Clearwater, Florida, the Company now performs these functions out of its Clearwater office. Effective March 31, 2002, Brandywine Financial Service’s services to the Company were terminated.

As of January 1, 2003, the Company’s third party management contracts were cancelled. These contracts had been acquired in 1997 from entities affiliated with Brandywine Financial Services Corporation (“Brandywine”) in exchange for common stock of the Company. Bruce Moore, a Director of the Company, is also an owner of Brandywine. The purchase agreement provided that the common stock issued was to be held in escrow and released to Brandywine ratably over ten years. When the contracts were cancelled, approximately 16,000 shares were returned to the Company. The Company’s basis in these third party management contracts had been fully amortized to expense in prior years. The Company recorded the forfeiture of the common stock as other income, and as an increase to treasury stock, totaling $227,000.

N.	Recent Accounting Developments

SFAS 146

In July 2002, FASB issued Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”) which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies EITF 94-3. The Company adopted SFAS No. 146 in January 2003. The adoption of SFAS 146 did not have a material effect on the Company’s financial position or results of operations.

FIN 45

In November 2002, FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in FIN 45, which are not included in the long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees, even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after

December 15, 2002. FIN 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees issued prior to the date of FIN 45’s initial application should not be revised or restated to reflect its provisions. The Company adopted FIN 45 in January 2003. The adoption of FIN 45 did not have a material impact on the Company’s financial position or results of operations.

SFAS 148

In December 2002, the FASB issued Statement No. 148 Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide transition alternatives for adopting the accounting provisions of SFAS 123 and also amends the disclosure requirements of SFAS 123. Additionally, SFAS 148 requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS 148 were adopted on January 1, 2003 when the Company adopted the accounting provisions of SFAS 123. See Note C for information on the impact that the adoption of SFAS 148 had on the Company’s financial position and results of operations.

FIN 46

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46’s consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.

The Company owns an interest in two partnerships that develop, own and operate residential land lease communities. The two partnerships were formed prior to January 31, 2003 and were initially financed with $1.9 million in initial equity contributions from the Company. The creditors of the partnerships do not have recourse to the Company. The Company does not control the partnerships, and records its proportional share of the partnerships’ operating results using the equity method. The Company does not have any service contracts with either partnership. As of December 31, 2002, these partnerships reported total assets of $7.7 million, total liabilities of $5.4 million and partner’s equity of $2.3 million. The Company’s maximum exposure to loss at June 30, 2003, as a result of its involvement in the partnerships was $2.4 million, including $680,000 in a contingent obligation to make additional investments in one partnership.

The Company adopted FIN 46 in February 2003. The Company is in the process of evaluating the effects of the issuance of FIN 46 on the accounting for its ownership interest in these two real estate partnerships, which could possibly result in the consolidation of one or both of the real estate partnerships.

SFAS 150

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), which requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies a conditional or unconditional duty or responsibility to transfer assets or to issue equity shares of the issuer. The disclosure requirements are required for contracts created or modified after May 2003 and for existing contracts at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 in June 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

O.	Subsequent Events

The Company’s dividend is set quarterly and is subject to change or elimination at any time. On July 23, 2003, the Board of Directors declared a quarterly cash dividend of $0.25 per common share for the quarter ended June 30, 2003, payable on August 21, 2003, to shareholders of record on August 8, 2003. Shareholders may reinvest the dividends paid under the Dividend Reinvestment and Stock Purchase Plan that was adopted in May of 2002. The Plan allows shareholders to acquire additional shares of common stock by reinvesting some or all of the cash dividends paid on the Company’s outstanding common stock.

On July 31, 2003, the Company closed a revolving line of credit with a new lender for a total commitment of $16,000,000. The line of credit is secured by real property and improvements located in St. Lucie County, Florida and Maricopa County, Arizona. The loan bears interest at a rate equal to the thirty-day London Interbank Offered Rate (“LIBOR”) plus 200 basis points. This interest-only note matures in July 2005. The availability of funds to the Company under the line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder.

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

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers to inventory we own, inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results. On a quarterly basis, we review each home in inventory that is older than one year and evaluate our carrying amount versus recent offers, comparable sales, and our asking price in order to derive an estimate of its market value. In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales in the current period. As of June 30, 2003, $1,705,000 of our total inventory of $12,192,000 was older than one year. In the three months ended June 30, 2003, we recorded a charge of $130,000 (7.63% of inventory over one year) to write carrying amounts down to market value.

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

Portfolio Summary

	Operational Home sites		Developed Home sites	Undeveloped Home sites	RV Sites	Total
As of December 31, 2002	6,090		1,123	1,543	129	8,885
Properties developed	—		—	—	—	—
New lots purchased	1		—	—	—	1
Lots sold	(37)		—	—	—	(37)
New leases originated	177		(177)	—	—	—

As of June 30, 2003	6,231	(1)	946	1,543	129	8,849

(1)	As of June 30, 2003, 6,017 of these operational home sites were occupied.

Occupancy Roll Forward

	Occupied Home sites	Operational Home sites	Occupancy
As of December 31, 2002	5,895	6,090	96.8%
New home sales	186	177
Used home sales	21	—
Used homes acquired	(33)	—
Lots Sold	(31)	(37)
Homes constructed by others	2
Lots Purchased	—	1
Homes removed from previously leased sites	(23)	—

As of June 30, 2003	6,017	6,231	96.6%

Operating Strategy

In addition to reviewing financial measures determined in accordance with generally accepted accounting principles (“GAAP”), we assess the performance of the business by using several generally accepted industry financial measures, including funds from operations (“FFO”) which is defined below. We believe this measure provides useful information regarding our performance, but this measure should not be considered as an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP.

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

FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.

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

For the three and six months ended June 30, 2003 and 2002, our FFO was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income	$1,861	$1,509	$3,702	$2,870
Minority interest in operating partnership	249	206	514	401
Real estate depreciation	661	627	1,311	1,258
Recovery of common stock escrowed to secure management contracts (1)	—	—	(227)	—
Discontinued operations:
Real estate depreciation, net of minority interest	—	6	1	16
Minority interest in operating partnership attributed to discontinued operations	—	6	(14)	11
Loss on sale of property, net of minority interest in operating partnership	—	—	86	—
Depreciation from unconsolidated real estate partnerships	20	—	33	—

Funds From Operations (FFO)	$2,791	$2,354	$5,406	$4,556

Weighted average common shares and OP Units outstanding	7,897	7,752	7,954	7,729

(1)

The Company acquired certain third party management contracts in 1997 through the issuance of common stock. The terms of the purchase agreement provided that the common stock was issued under an escrow agreement that provided for a ratable release of the common stock based upon the continued existence of the third party management contracts. The property owner cancelled the management contracts effective January of 2003 and under the terms of the escrow agreement approximately 16,000 shares of common stock were returned to the Company. The Company’s basis in these third party contracts had been fully amortized to expense in prior years. The Company recorded the forfeiture of the common stock as increases to treasury stock and other income in the six months ended June 30, 2003. This element of net income has been excluded in arriving at FFO as the ratable amortization of the Company’s basis in the contracts was excluded in arriving at FFO in prior periods. The forfeiture of common stock associated with third party management contracts did not occur in the past two years and no additional common stock is subject to contractual escrow agreements at June 30, 2003.

For the six months ended June 30, 2003 and 2002, net cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2003	2002
Cash provided by operating activities	$4,019	$6,246
Cash used in investing activities	(5,529)	(7,262)
Cash provided by financing activities	1,265	1,432

RESULTS OF OPERATIONS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2003

Comparison of Three Months Ended June 30, 2003 to Three Months Ended June 30, 2002

Rental Property Operations

Rental and other property revenues from our owned properties totaled $6,391,000 for the three months ended June 30, 2003 compared to $5,834,000 for the three months ended June 30, 2002, an increase of $557,000 or 9.6%. The increase of 9.6% is attributed to a 4.5% increase associated with sites leased for both periods and 4.8% to newly leased sites. The increase in property operating revenue was a result of:

•	$452,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$74,000 increase in late fees, net of amounts written off as uncollectable,

•	$34,000 increase in the pass on of property tax increases to tenants,

•	$7,000 increase in other property income

•	$3,000 increase in Non-Residential Income, all offset by a

•	$13,000 decrease in rents for recreational vehicle sites.

Golf course operating revenues totaled $173,000 for the three months ended June 30, 2003 compared to $155,000 for the three months ended June 30, 2002, an increase of $18,000 or 11.6%. Golf revenues increased at all three communities.

Property operating expenses from our owned properties totaled $2,302,000 for the three months ended June 30, 2003 compared to $2,154,000 for the same period in 2002, an increase of $148,000 or 6.9%. The increase in property operating expenses was a result of:

•	$92,000 increase in property operating overhead,

•	$60,000 increase in property taxes,

•	$48,000 increase in salaries, wages and benefits, all offset by a

•	$49,000 decrease in other property level expenses, and a

•	$ 3,000 decrease in fuel costs to heat community pools.

Golf course operating expenses totaled $319,000 for the three months ended June 30, 2003 compared to $283,000 for the three months ended June 30, 2002, an increase of $36,000 or 12.7%. The increase was primarily due to an increase in personnel costs of $7,000 coupled with increased legal fees of $15,000.

Depreciation expense was $661,000 during the three months ended June 30, 2003 compared to $627,000 during the same period in 2002. The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites.

Same store property revenues for the three months ended June 30, 2003, increased by 9.6% from the three months ended June 30, 2002 consisting of an 9.3% increase from same store rental revenues and 0.3% increase from golf revenues. Expenses related to those revenues increased 4.5% over that same period consisting of a 3.4% increase in same store rental expenses and a 1.1% increase of golf expenses. Same store property net operating income increased 12.4% for the three months ended June 30, 2003. Our same store base included 99% of our property operating revenues for the three months ended June 30, 2003.

The Company believes that same store information provides the user of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the three months ended June 30, 2003 and 2002, determined in accordance with generally accepted accounting principles, is reflected in the table below (in thousands):

		Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues		$6,001	$5,734	$267	4.7%	4.5%
Absorption rental revenues		327	40	287	717%	4.8%
Same site golf revenues		173	155	18	11.6%	0.3%

Same store revenues	A	6,501	5,929	572	9.6%	9.6%

Revenues other than same store (2)		63	60	3	5.0%

Total property revenues	C	$6,564	$5,989	$575	9.6%

Same site rental expenses		$1,861	$1,826	$35	1.9%	1.7%
Absorption rental expenses		36	—	36	100.0%	1.7%
Same site golf expenses		319	283	36	12.7%	1.7%

Same store expenses	B	2,216	2,109	107	5.1%	5.1%

Expenses other than same store (2)		405	328	77	23.5%

Total property operating expenses	D	$2,621	$2,437	$184	7.6%

Same Store net operating income	A-B	$4,285	$3,820	$465	12.2%

Total net operating income	C-D	$3,943	$3,552	$391	11.0%

(1)	Contribution to Same Store % change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2002 period. For example, same site rental revenue increase of $267 as compared to the total same store revenues in 2002 of $5,929 is a 4.5% increase ($267 / $5,929 = 4.5%).
(2)	Revenues other than same store relate to our ministorage property. Expenses other than same store relate to our ministorage property and offsite management expenses.

Home Sales Operations

Revenues for the home sales business totaled $7,771,000 for the three months ended June 30, 2003 as compared to $5,191,000 for the three months ended June 30, 2002, with the increase driven by higher unit volumes and increased average selling prices. Units sold totaled 88 for the three months ended June 30, 2003 compared to 75 units for the three month period ended June 30, 2002, an increase of 17%. The average selling price of new homes closed was $85,000 and $69,000, respectively for the three months ended June 30, 2003 and 2002, an increase of 23.2%. Total cost of sales for the three months ended June 30, 2003 was $5,531,000 compared to $3,956,000 for the three months ended June 30, 2002. Resulting margin increases are attributable to product mix, reduced sales discounts driven by lower average age of homes sold, the realization of lot premiums at one community and increased supplier rebates due to increased volume. Selling and marketing expenses in the 2003 period increased $290,000 from the 2002 period primarily as a result of increased commissions associated with increased unit volume of home sales, increased marketing costs for newly constructed subdivisions within existing communities, increased staff levels and an expanded home sales operation serving one community in advance of contracts closing for a new subdivision within the community.

We reported income from the home sales business of $693,000 for the three months ended June 30, 2003 as compared to a loss of $16,000 for the three months ended June 30, 2002.

General and Administrative Expenses

During the three months ended June 30, 2003 and 2002, general and administrative expenses were $661,000 and $496,000 respectively. The increase of $165,000 is as a result of:

•	$110,000 increase in the amortization of deferred compensation relating to restricted stock awards,

•	$27,000 increase in dividends paid on non-vested restricted stock awards that are recorded as compensation expense,

•	$22,000 increase in directors costs as a result of expensing the equity compensation for directors in 2003 that was not expensed in the 2002 period,

•	$15,000 increase in regulatory compliance costs,

•	$14,000 increase in cost of umbrella liability insurance coverage, all offset by

•	$9,000 decrease in bank service charges.

•	$9,000 decrease in franchise taxes as a result of new methods of calculating taxes,

•	$4,000 decrease in salaries, wages and benefits and a

•	$1,000 decrease in stock exchange registration fees from 2002,

Interest and Other Income

During the three months ended June 30, 2003 and 2002, interest and other income was $150,000 and $329,000 respectively. The decrease of $179,000 is a result of:

•	$183,000 decrease in interest income related to $1,058,000 in principal collected on an interesting bearing note;

•	$10,000 decrease in interest income on officer stock loans largely attributed to the repayment in full of one officer’s note in July of 2002;

•	$67,000 decrease in interest income from interest bearing escrows that were collected subsequent to June 30, 2002; all offset by

•	$81,000 increase in interest income from CMBS Bonds due to cash receipts in excess of our estimates.

Interest Expense

During the three months ended June 30, 2003 and 2002, interest expense was $1,371,000 and $1,088,000, respectively. The increase is primarily a result of new debt secured on existing owned properties, development expenditures made in advance of home sales and an increase in the amount outstanding on the floor plan facility on home sales inventory, all offset by scheduled amortization of existing long term debt and a reduction in amounts outstanding on the company line of credit and lower interest rates on short-term debt.

Comparison of Six Months Ended June 30, 2003 to Six Months Ended June 30, 2002

Rental Property Operations

Rental and other property revenues from our owned properties totaled $12,809,000 for the six months ended June 30, 2003 compared to $11,742,000 for the six months ended June 30, 2002, an increase of $1,067,000 or 9.1%. The increase of 9.1 % is attributed to a 4.4% increase associated with sites leased for both periods and 4.2% to newly leased sites. The increase in property operating revenue was a result of:

•	$858,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$152,000 increase in late fees and recovery of bad debt previously expensed, net of amounts written off as uncollectible,

•	$47,000 increase in the pass on of property tax increases to tenants,

•	$17,000 increase in other property income, all offset by a

•	$7,000 decrease in rents for recreational vehicle sites.

Golf course operating revenues totaled $511,000 for the six months ended June 30, 2003 compared to $494,000 for the six months ended June 30, 2002, an increase of $17,000 or 3.4%. Golf revenues increase at two communities were offset by a decrease at another community.

Property operating expenses from our owned properties totaled $4,652,000 for the six months ended June 30, 2003 compared to $4,403,000 for the same period in 2002, an increase of $249,000 or 5.7%. The increase in property operating expenses was a result of:

•	$105,000 increase in property taxes,

•	$79,000 increase in property operating overhead,

•	$55,000 in expenses associated with a wastewater regulatory fine and expenses associated with clean up from a windstorm impacting one community,

•	$53,000 increase in salaries and wages, all offset by a

•	$43,000 decrease in cable costs at the communities.

Golf course operating expenses totaled $622,000 for the six months ended June 30, 2003 compared to $634,000 for the six months ended June 30, 2002, a decrease of $12,000 or 1.9%. The decrease is due to maintenance cost incurred in 2002 to revitalize the golf course fairways and greens that did not recur in 2003.

Depreciation expense was $1,311,000 during the six months ended June 30, 2003 compared to $1,258,000 during the same period in 2002. The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites.

Same store property revenues for the six months ended June 30, 2003, increased by 8.7% from the six months ended June 30, 2002 consisting of an 8.6% increase from same store rental revenues and a 0.1% increase of golf revenues. Expenses related to those revenues increased 4.3% over that same period consisting of a 4.6% increase in same store rental expenses offset by a 0.3% decrease of golf expenses. Same store property net operating income increased 11.2% for the six months ended June 30, 2003. Our same store base included 98% of our property operating revenues for the six months ended June 30, 2003.

The Company believes that same store information provides the user of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the six months ended June 30, 2003 and 2002 determined in accordance with generally accepted accounting principles is reflected in the table on page 30 (in thousands):

		Six Months Ended June 30, 2003	Six Months Ended June 30, 2002	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues		$12,028	$11,496	$532	4.6%	4.4%
Absorption rental revenue		551	50	501	1002.0%	4.2%
Same store golf revenues		511	494	17	3.4%	0.1%

Total same store revenues	A	13,090	12,040	1,050	8.7%	8.7%

Revenues other than same store(2)		230	196	34	17.4%

Total property revenues	C	$13,320	$12,236	$1,084	8.9%

Same site rental expenses		$3,789	$3,663	$126	3.4%	2.9%
Absorption rental expenses		70	0	70	100%	1.7%
Same store golf operating expenses		622	634	(12)	(1.9%)	(0.3%)

Total same store expenses	B	4,481	4,297	184	4.3%	4.3%

Expenses other than same store(2)		793	740	53	7.2%

Total property operating expenses	D	$5,274	$5,037	$237	4.7%

Same store net operating income	A-B	$8,609	$7,743	$866	11.2%

Total net operating income	C-D	$8,046	$7,199	$847	11.8%

(1)	Contribution to Same Store % change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2002 period. For example, same site rental revenue increase of $532 as compared to the total same store revenues in 2002 of $12,040 is a 4.4% increase ($532 / $12,040 = 4.4%).
(2)	Revenues other than same store relate to our ministorage property. Expenses other than same store relate to our ministorage property and offsite management expenses.

Home Sales Operations

Revenues for the home sales business totaled $15,661,000 for the six months ended June 30, 2003 as compared to $9,397,000 for the six months ended June 30, 2002, with the increase driven by higher unit volumes and increased average selling prices. Units sold totaled 177 for the six months ended June 30, 2003 compared to 133 units for the six month period ended June 30, 2002, an increase of 33.1%. The average selling price of new homes closed was $82,000 and $71,000, respectively for the six months ended June 30, 2003 and 2002, an increase of 15.5%. Total cost of sales for the six months ended June 30, 2003 was $11,315,000 compared to $7,244,000 for the six months ended June 30, 2002. Resulting margin increases are attributable to product mix, reduced sales discounts driven by lower average age of homes sold, the realization of lot premiums at one community and increased supplier rebates due to increased volume. Selling and marketing expenses in the 2003 period increased $894,000 from the 2002 period primarily as a result of increased commissions associated with increased unit volume of home sales, increased marketing costs for newly constructed subdivisions within existing communities, increased staff levels and an expanded home sales operation serving one community in advance of contracts closing for a new subdivision within the community.

We reported income from the home sales business of $1,032,000 for the six months ended June 30, 2003 as compared to a loss of $268,000 for the six months ended June 30, 2002.

General and Administrative Expenses

During the six months ended June 30, 2003 and 2002, general and administrative expenses were $1,279,000 and $965,000 respectively. The increase of $314,000 is as a result of:

•	$177,000 increase in the amortization of deferred compensation relating to restricted stock awards,

•	$52,000 increase in directors costs as a result of expensing the equity compensation for directors in 2003 that was not expensed in the 2002 period,

•	$45,000 increase in dividends paid on non-vested restricted stock awards that are recorded as compensation expense,

•	$27,000 increase in legal costs,

•	$26,000 increase in cost of umbrella liability insurance coverage,

•	$22,000 increase in regulatory compliance costs,

•	$14,000 increase in travel expenses, all offset by a

•	$24,000 decrease in franchise tax expense,

•	$16,000 decrease in bank service charges,

•	$6,000 decrease in transfer agent expense, and a

•	$3,000 decrease in stock exchange registration.

Interest and Other Income

During the six months ended June 30, 2003 and 2002, interest and other income was $446,000 and $636,000 respectively. The decrease of $190,000 is a result of:

•	$370,000 decrease in interest income related to $1,058,000 in principal collected on an interesting bearing note;

•	$66,000 decrease in interest income from interest bearing escrows that were collected subsequent to June 30, 2002;

•	$46,000 decrease in other income from mortgage backed securities;

•	$18,000 decrease in interest income on officer stock loans largely attributed to the repayment in full of one officer’s note in July of 2002; all offset by

•	$227,000 increase in other income recognized for common stock forfeited re management contracts;

•	$83,000 increase in interest income from CMBS Bonds due to cash receipts in excess of our estimates.

Interest Expense

During the six months ended June 30, 2003 and 2002, interest expense was $2,655,000 and $2,184,000, respectively. The increase is primarily a result of new debt secured on existing owned properties, development expenditures made in advance of home sales and an increase in the amount outstanding on the floor plan facility on home sales inventory, all offset by scheduled amortization of existing long term debt and lower interest rates on short-term debt.

Returns from Home Sales Business

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

We believe that our projection of the first year returns from the leases originated on expansion home sites provides the user of our financial statements with a comparison of the profitability of the new leased sites to our current portfolio and to alternative investments in stabilized communities. Our calculation of estimated first year annualized profit on leases originated on expansion home sites is based upon a non-GAAP financial measure. We project the amount of variable property operating expenses we will incur as a result of the newly leased home sites. In order to project our variable operating expenses, we begin with operating expenses determined under GAAP and deduct those expenses we believe will not increase with the addition of newly leased sites.

The most directly comparable financial measure that can be reconciled to GAAP is our historical return on investment in operational home sites, which is reconciled on page 33 in footnote 1. Our presentation of the estimated first year return on the home sites cannot be directly reconciled to a comparable GAAP measure principally, because there will be leases that begin in the middle of the period and we estimate the incremental operating expenses associated with these leases. The estimated first year annualized return on investment in expansion home sites should not be considered in isolation from nor is it intended to represent an alternative measure of operating income or cash flow or any other measure of performance as determined in accordance with generally accepted accounting principles.

By comparing the estimated first year annualized profit on the expansion home site leases originated to the sum of total development costs, as increased (in the event of a home sales loss) or decreased (in the event of a home sales profit) by the estimated home sales profit or loss, we are able to measure the estimated first year annualized return on our investment in expansion home sites. We believe that this measure provides a useful comparison to the returns available from investing in stabilized communities.

Our calculation of an estimated first year annualized return on investment of new home sales includes the following components:

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

Comparison of the three months ended June 30, 2003 and 2002

For the three months ended June 30, 2003 and 2002, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows:

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Reported income (loss) from sales operations	$693,000	$(16,000)
Used home sales and brokerage business income	(57,000)	(63,000)

Adjusted income (loss) for proforma analysis	$636,000	$(79,000)

The leases facilitated by the home sales business during the three month periods ended June 30, 2003 and 2002 are estimated to provide a first year return on investment of 10.6% and 12.5%, respectively, as shown below based upon unaudited pro forma information. This compares to the 8.0% return realized for the year ended December 31, 2002 for our earning sites. The decrease in return on the home sales business from 2002 to 2003 is driven primarily by (i) increases in the per site cost of development as a result of larger lots to accommodate larger homes and (ii) increased lease incentives given in 2003 over 2002, resulting in lower profit, offset partially by increased profitability of our home sales business resulting from more home sales over which the fixed costs are allocated.

		Total Portfolio for Year Ended December 31, 2002	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002
Expansion sites leased during three months ended June 30, 2003 and 2002			87	75

Profit from portfolio (actual 2002) or estimated first year annualized profit on leases originated during the period (for the three months ended June 30, 2003 and 2002)[1]	A	$14,665,000	$294,000	$208,000

Costs, including development costs of sites leased [1]		$182,455,000	$3,407,000	$1,592,000
Home sales income (loss) attributable to sites leased		—	636,000	(79,000)

Total investment in operating properties (actual 2002) or total costs incurred to originate ground leases (estimated for three months ended June 30, 2003 and 2002 [1]	B	$182,455,000	$2,770,000	$1,671,000

Return on investment for earning sites (actual 2002) or estimated first year annualized return on investment (for the three months ended June 30, 2003 and 2002) [1]	A/B	8.0%	10.6%	12.5%

[1]	A reconciliation of our return on investment for operational sites for the year ended December 31, 2002 to property income before depreciation and investment in operational sites is reflected in a table at the end of this section.

Comparison for the six months ended June 30, 2003 and 2002

For the six months ended June 30, 2003 and 2002, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows:

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Reported income (loss) from sales operations	$1,032,000	$(268,000)
Used home sales and brokerage business income	(117,000)	(117,000)

Adjusted income (loss) for proforma analysis	$915,000	$(385,000)

The leases facilitated by the home sales business during the six month periods ended June 30, 2003 and 2002 are estimated to provide a first year return on investment of 10.9% and 11.8%, respectively, as shown below based upon unaudited pro-forma information. This compares to the 8.0% return realized for the year ended December 31, 2002 for our earning sites. The decrease in return on the home sales business from 2002 to 2003 is driven primarily by (i) increases in the per site cost of development as a result of larger lots to accommodate larger homes and (ii) increased lease incentives given in 2003 over

2002, resulting in lower profit, offset partially by increased profitability of our home sales business resulting from more home sales over which the fixed costs are allocated.

		Total Portfolio for Year Ended December 31, 2002	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
Expansion sites leased during six months ended June 30, 2003 and 2002			177	133

Profit from portfolio (actual 2002) or estimated first year annualized profit on leases originated during the period (for the six months ended June 30, 2003 and 2002)[1]	A	$14,665,000	$571,000	$380,000

Costs, including development costs of sites leased		$182,455,000	$6,169,000	$2,838,000
Home sales income (loss) attributable to sites leased			914,000	(385,000)

Total investment in operating properties (actual 2002) or total costs incurred to originate ground leases (estimated for six months ended June 30, 2003 and 2002)[1]	B	$182,455,000	$5,255,000	$3,223,000

Return on investment for earning sites (actual 2002) or estimated first year annualized return on investment (for the six months ended June 30, 2003 and 2002)[1]	A/B	8.0%	10.9%	11.8%

[1]	A reconciliation of our return on investment for operational sites for the year ended December 31, 2002 to property income before depreciation and investment in operational sites is shown below.

December 31, 2002
Rental and other property revenues	$24,039,000
Property operating expenses	(9,374,000)

Property income before depreciation (A)	$14,665,000

Real estate assets, net	$207,500,000
Add: Accumulated depreciation	17,827,000
Less: Real estate under development	(40,053,000)
Less: Cost of home sites ready for intended use	(2,819,000)

Investment in operational sites (B)	$182,455,000

Return on investment in operational sites (A/B)	8.0%

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had cash and cash equivalents of $978,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of and additional investments in properties, and payments of dividends to stockholders and OP Unit Holders. The Company expects to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands.

On June 11, 2003, the Company received a loan commitment for a $16,000,000 line of credit from a new lender. Concurrent with the new commitment, the current lender reduced its revolving line of credit to $5,000,000. The credit available under this line of credit totaled $4,800,000 at June 30, 2003. The availability of funds to the Company under our line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants. The terms of our line of credit require that we maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to current annual debt service obligations (as defined by the lender) of not less than 1.25 to 1.0. For the three months ended June 30, 2003, the debt service coverage ratio was 1.39 to 1.0 as defined by our lender. Based upon the application of these covenants as of June 30, 2003, the entire undrawn commitment of approximately $4,800,000 was available to the Company. On July 31, 2003, the Company closed its new revolving credit facility that provides for a total commitment of $16,000,000. At June 30, 2003, the availability under our floor plan to acquire additional amounts of qualified inventory totaled approximately $1,012,000.

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

Our ability to access secured and unsecured borrowings as a source of liquidity is dependent upon factors outside of our control including economic trends that impact the availability of credit from lending sources we currently utilize. Our ability to issue additional equity in the form of OP Units and other equity securities (including the issuance by the Operating Partnership of OP Units) is dependent upon factors outside of our control including returns available on alternative investments and other economic factors. The extent of cash generated by our operations is dependent upon our ability to operate the existing portfolio of revenue earning sites at margins comparable to past results and to originate new earning sites through new lease originations generated by our home sales business. Our ability to generate cash through the operation of the current portfolio is dependent upon our ability to acquire the goods and services required to operate the portfolio at costs that increase no more than in the range of increases realized in prior years, the continued absence of natural disasters, such as hurricanes, that would disrupt the flow of rental income for an undeterminable time period and other factors. Our ability to generate cash through the origination of new earning sites is dependent upon our ability to effectively market to our target market customers, to originate contracts for sale of homes at our properties, thereby generating income producing leases and to develop the undeveloped land within our portfolio in a timely fashion, and on a cost effective basis.

Operating Activities

Our net cash provided by operating activities was $4.0 million during the six months ended June 30, 2003 compared to $6.2 million during the same period in 2002. The $2.2 million decrease was primarily the result of:

•	a decrease of $1.4 million related to additional inventory for our home sales business,

•	a decrease of $0.2 million related to income from the recovery of common stock escrowed to secure management contracts in the 2003 period that did not occur in 2002,

•	a decrease of $2.0 million related to cash provided by operating assets and liabilities as a result of increased business volumes and increases in accounts payable in 2002 period that did not recur in 2003, all offset by

•	an increase of $1.4 million related to earnings before depreciation, amortization, minority interest, and loss on sale of real estate.

Investing Activities

During the six months ended June 30, 2003, the net cash used in investing activities was $5.5 million, compared with $7.3 million during the same period in 2002. The $1.8 million reduction in cash used for investing activities is primarily due to:

•	an increase of $0.3 million related to expenditures for capital replacements, improvements and capitalized interest in the 2003 period as compared to the 2002 period, primarily related to the continued and accelerated development of unleased sites,

•	an increase of $1.4 million related to proceeds from sale of real estate,

•	an increase of $0.1 million related to a reduction in the amount of cash paid for capitalized interest,

•	an increase of $0.1 million related to collections on CMBS bonds, all offset by

•	a decrease of $0.1 million related to the collection of notes receivable.

Financing Activities

Net cash provided by financing activities was $1.2 million for the six months ended June 30, 2003 compared with the same period in 2002 of $ 1.4 million.

The $0.2 million decrease in cash provided by financing activities is primarily related to:

•	a decrease of $12.6 million related to additional principal payments on secured short-term financing in the 2003 period,

•	a decrease of $0.1 million related to dividends paid in the 2003 period compared to the 2002 period, all offset by

•	an increase of $11.8 million related to net proceeds from secured long-term financing in the 2003 period,

•	an increase of $0.1 million for the collection of escrow funds which did not occur in the 2002 period,

•	an increase of $0.3 million in costs associated with equity issuance which did not occur in the 2003 period,

•	an increase of $0.1 million in costs associated with debt issuance which did not occur in the 2003 period,

•	an increase of $0.1 million increase in proceeds from dividend reinvestment program in the 2003 period, that did not occur in 2002 period, and

•	an increase of $0.1 million in proceeds from OP unit distribution reinvestment program that did not occur in the 2002 period.

Dividends and Distributions

The Company’s dividend is set quarterly by the Company’s Board of Directors and is subject to change or elimination at any time. The Company’s primary financial objective is to maximize long term, risk adjusted returns on investment for shareholders. While dividend policy is considered within the context of this objective, maintenance of past dividend levels is not a primary investment objective of the Company and is subject to numerous factors including the Company’s profitability, capital expenditure plans, obligations related to principal payments and capitalized interest, and the availability of debt and equity capital at terms deemed attractive by the Company to finance these expenditures. The Company’s net operating loss may be used to offset all or a portion of our REIT taxable income, which may allow us to reduce or eliminate our dividends paid and still maintain our REIT status.

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

We have $70.5 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $17.3 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed. We have repricing and refunding risks as to the unpaid balance on these notes of $14.5 million due at maturity between 2007 and 2011.

We have $15.0 million of interest only, non-recourse, secured long-term notes payable. These are variable rate loans at 30 day LIBOR plus 3%, with a floor of 6.5% and a ceiling of 10%. If the lender’s LIBOR rate was greater than 3.5% and LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $150,000 due to an increase in interest expense based on the outstanding balance at June 30, 2003. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have $8.1 million of interest only, non-recourse, secured long-term notes payable. These are variable rate loans at 90 day LIBOR plus 2.5%. If LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $81,000 due to an increase in interest expense based on the outstanding balance at June 30, 2003. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have a recourse, secured floor plan facility that bears interest at the lender’s prime rate plus amounts ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. If the lender’s prime rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $100,000 due to an increase in interest expense on this line of credit, based on the approximately $10 million outstanding balance at June 30, 2003. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

Item 4.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such terms is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13-a15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

On May 21, 2003, the Company issued 25,355 shares of common stock to investors in exchange for OP Units tendered to Asset Investors Operating Partnership, L.P. (the “Operating Partnership”) for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Operating Partnership. Such shares were issued based on an exchange ratio of one share for each OP Unit. The shares were issued in exchange for OP Units in private transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of the Company’s stockholders was held on May 28, 2003. At the meeting, the following matters were approved by stockholders:

	For	Against	Abstention and non-vote
Election of Todd Sheets as Director	5,919,926	232,034	0

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:

Exhibit No.	Description

2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of June 2, 2000, by and between the Registrant and Commercial Assets, Inc. (incorporated herein by reference to Annex A to the Registrant’s Joint Proxy Statement/Prospectus dated June 13, 2000, Commission File No. 1-9360, filed on June 13, 2000).

3.1	Second Amended and Restated Certificate of Incorporation of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2000, Commission File No. 1-9360, filed on April 2, 2001).

3.2	Third Amended and Restated By-laws of American Land Lease, Inc.(incorporated herein by reference to 10-K). (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2002, Commission File No. 1-9360, filed on August 14, 2002).

4.1	Waiver regarding stock ownership restrictions between the Registrant and Terry Considine dated August 11, 2000 (incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2000, Commission File No. 1-9360, filed on April 2, 2001).

4.2	Waiver regarding stock ownership restrictions between the Registrant and Asset Investors Operating Partnership, L.P. dated August 11, 2000 (incorporated herein by reference to Exhibit 4.2 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2000, Commission File No. 1-9360, filed on April 2, 2001).

10.1*	Form of Indemnification Agreement between the Registrant and each Director of the Registrant (incorporated herein by reference to Appendix A to the Proxy Statement of the Registrant, Commission File No. 1-9360, dated May 18, 1987).

10.2*	1998 Stock Incentive Plan of the Registrant (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1998, Commission File No. 1-9360, filed on August 14, 1998).

10.8	Trust Agreement, dated as of November 3, 1997, between CAX DTR Securitization Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.9 to Commercial Assets, Inc.’s Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-2262, filed on November 14, 1997).

10.9	Note Purchase Agreement, dated as of November 3, 1997, among Structure Mortgage Trust 1997-2, CAX DTR Securitization Corp., and Painewebber Incorporated Company (incorporated herein by reference to Exhibit 10.9(a) to Commercial Assets, Inc.’s Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-2262, filed on November 14, 1997).

10.10	Trust Indenture and Security Agreement, dated as of November 3, 1997, between Structured Mortgage Trust 1997-2 and LaSalle National Bank, as Indenture Trustee Company (incorporated herein by reference to Exhibit 10.9(b) to Commercial Assets, Inc.’s Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-2262, filed on November 14, 1997).

10.11	Contribution Agreement, dated as of November 3, 1997, between Commercial Assets, Inc. and CAX DTR Securitization Corp. Company (incorporated herein by reference to Exhibit 10.9(c) to Commercial Assets, Inc.’s Current Report on Form 8-K dated November 3, 1997. Commission File No. 1-2262, filed on November 14, 1997).

10.12	Securitization Cooperation Agreement, dated as of November 3, 1997, among CAX DTR Securitization Corp., Commercial Assets, Inc., 1997-2, and Painewebber Incorporated Company (incorporated herein by reference to Exhibit 10.9 to Commercial Assets, Inc.’s dated November 3, 1997, Commission File No. 1-2262, filed on November 3, 1997, Commission File No. 1-2262, filed on November 14, 1997).

10.13	Securities Purchase Agreement, dated as of March 26, 1998, between Registrant and Westrec Marina Management, Inc. (incorporated herein by reference to Exhibit 10.1 to Commercial Assets, Inc.’s Quarterly Report on Form 10-Q dated March 31, 1998, Commission File No. 1-2262, filed on May 14, 1998).

10.14	Put and Call Agreement dated as of November 30, 1998, between the Registrant and Westrec Marina Management, Inc. and Michael M. Sachs (incorporated herein by reference to Exhibit 10.10(a) to Commercial Assets, Inc.’s Annual Report on Form 10-K dated December 31, 1998, Commission File No. I-2262, filed on March 25, 1999).

10.15	Secured Promissory Note dated as of November 30, 1998, between the Registrant and Michael M. Sachs (incorporated herein by reference to Exhibit 10.10 (a) to Commercial Assets, Inc.’s Annual Report on Form 10-K dated December 31, 1998, Commission File No. 1-2262, filed on March 25, 1999).

10.16	Secured Promissory Note dated September 13, 1999 between Robert G. Blatz and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K dated December 31, 1999, Commission File No. 1-2262, filed on March 28, 2000).

10.27	Secured Promissory Note dated January 2, 2001 between Shannon E. Smith and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2001, Commission File No. I-9360, filed on May 15, 2001).

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Operating Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of COO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.3	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

The following Current Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LAND LEASE INC.
(Registrant)

Date: August 8, 2003	By	/s/ Shannon E. Smith
Shannon E. Smith Chief Financial Officer