Form 10-Q
period 2003-09-30
AMERICAN LAND LEASE INC
filed 2003-11-13
CIK 804138

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT HAVE 1934

For the quarterly period ended September 30, 2003

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

As of October 15, 2003, approximately 7,099,000 shares of common stock were outstanding.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

(i)

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Real estate, net of accumulated depreciation of $19,453 and $17,818, respectively, including real estate under development of $36,669 and $40,053, respectively.	$216,022	$206,624
Cash and cash equivalents	3,077	1,223
Inventory	10,335	10,101
Investment in unconsolidated real estate partnerships	—	1,684
Other assets, net	8,774	8,330
Assets held for sale	418	881

Total Assets	$238,626	$228,843

LIABILITIES
Secured long-term notes payable	$111,236	$97,201
Secured short-term financing	8,921	19,118
Accounts payable and accrued liabilities	10,310	7,544
Liabilities related to assets held for sale	7	8

	130,474	123,871

MINORITY INTEREST IN OPERATING PARTNERSHIP	13,849	13,130

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share; 12,000 shares authorized; 8,825 and 8,649 shares issued; 7,099 and 6,939 shares outstanding (excluding treasury stock), respectively	88	86
Additional paid-in capital	282,719	280,665
Notes receivable from officers re common stock purchases	(814)	(848)
Deferred compensation re restricted stock	(1,487)	(396)
Dividends in excess of accumulated earnings	(159,591)	(161,280)
Treasury stock, 1,726 and 1,710 shares at cost, respectively	(26,612)	(26,385)

	94,303	91,842

Total Liabilities and Stockholders’ Equity	$238,626	$228,843

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
RENTAL PROPERTY OPERATIONS
Rental and other property revenues	$6,428	$6,000	$19,176	$17,714
Golf course operating revenues	120	105	631	598

Total property operating revenues	6,548	6,105	19,807	18,312

Property operating expenses	(2,315)	(2,206)	(6,959)	(6,596)
Golf course operating expenses	(293)	(295)	(915)	(929)

Total property operating expenses	(2,608)	(2,501)	(7,874)	(7,525)

Depreciation	(662)	(597)	(1,972)	(1,854)

Income from rental property operations	3,278	3,007	9,961	8,933

SALES OPERATIONS
Home sales revenue	12,354	6,620	28,016	16,018
Cost of home sales	(8,920)	(4,910)	(20,235)	(12,155)

Gross profit on home sales	3,434	1,710	7,781	3,863

Commissions earned on brokered sales	151	102	394	375
Commissions paid on brokered sales	(74)	(51)	(200)	(207)

Gross profit on brokered sales	77	51	194	168

Selling and marketing expenses	(2,071)	(1,534)	(5,504)	(4,072)

Income (loss) from sales operations	1,440	227	2,471	(41)

General and administrative expenses	(687)	(499)	(1,966)	(1,464)
Interest and other income	47	211	493	847
Gain (loss) on sale of real estate	971	—	971	—
Interest expense	(1,344)	(1,256)	(3,998)	(3,441)
Equity in income of unconsolidated real estate partnerships	—	17	37	51

Income before minority interest in Operating Partnership	3,705	1,707	7,969	4,885
Minority interest in Operating Partnership	(443)	(214)	(951)	(613)

Income from continuing operations	3,262	1,493	7,018	4,272

DISCONTINUED OPERATIONS
(Loss) income from discontinued operations	(123)	52	(177)	143

Net Income	$3,139	$1,545	$6,841	$4,415

Basic earnings from continuing operations	$0.47	$0.22	$1.02	$0.64
Basic (loss) earnings from discontinued operations	(0.01)	0.01	(0.02)	0.02

Basic earnings per share	$0.46	$0.23	$1.00	$0.66

Diluted earnings from continuing operations	$0.46	$0.22	$0.99	$0.63
Diluted (loss) earnings from discontinued operations	(0.02)	—	(0.02)	0.02

Diluted earnings per share	$0.44	$0.22	$0.97	$0.65

Weighted average common shares outstanding	6,890	6,786	6,873	6,722

Weighted average common shares and common share equivalents outstanding	7,131	6,891	7,059	6,809

Dividends paid per share	$0.25	$0.25	$0.75	$0.75

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,841	$4,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,455	1,923
Amortization of discount on secured long-term notes payable	—	72
Amortization of deferred compensation and expense of stock options	402	139
Minority interest in Operating Partnership	951	613
Minority interest attributable to discontinued operations	(24)	20
Loss on sale of discontinued operations, net of minority interest	98	—
Gain on sale of interest in joint ventures	(971)	—
Impairment loss on real estate assets	151	—
Equity in income of unconsolidated real estate partnerships	(37)	(51)
Recovery of common stock escrowed to secure management contracts	(227)	—
Increase in inventory	(234)	(1,190)
Decrease in operating assets and liabilities	1,344	3,000

Net cash provided by operating activities	10,749	8,941

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	1,392	—
Capital replacements and enhancements	(653)	(556)
Purchases of and additions to real estate, including development	(9,244)	(8,578)
Capitalized interest	(2,474)	(2,594)
Notes receivable advances	(36)	(45)
Proceeds from notes receivable	743	1,006
Distributions received from investments in unconsolidated real estate partnerships	2,728	—
Principal collection and indemnifications on CMBS bonds	267	133

Net cash used by investing activities	(7,277)	(10,634)

CASH FLOWS FROM FINANCING ACTIVITIES
(Principal payments on) proceeds from secured short-term financing	(10,197)	3,862
Proceeds from secured long-term notes payable	16,015	8,100
Principal payments on secured long-term notes payable	(1,980)	(4,230)
Payment of loan costs	(685)	(581)
Collections of escrowed funds	178	77
Payment of costs associated with equity issuance	—	(464)
Collections of notes receivable on common stock purchases	34	458
Proceeds from stock options exercised	79	293
Proceeds from dividends reinvestment program	454	213
Proceeds from OP unit distribution reinvestment program	334	308
Payment of common stock dividends	(5,152)	(5,056)
Payment of distributions to minority interest in Operating Partnership	(698)	(699)

Net cash (used in) provided by financing activities	(1,618)	2,281

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,854	588
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,223	607

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,077	$1,195

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

A.	The Company

American Land Lease, Inc. (“ANL” and, together with its subsidiaries, the “Company”) formerly Asset Investors Corporation, is a Delaware corporation that owns home sites leased to owners of homes situated on the leased land and operates the communities composed of these homes. The Company has elected to be taxed as a real estate investment trust (“REIT”). ANL’s common stock, par value $.01 per share (“common stock”), is listed on the New York Stock Exchange under the symbol “ANL.” In May 1997, ANL contributed its net assets to Asset Investors Operating Partnership, L.P. (the “Operating Partnership”) in exchange for the sole general partner interest in the Operating Partnership and substantially all of Operating Partnership’s initial capital. As of September 30, 2003, based on total home sites, 77% of the Company’s portfolio of residential land lease communities is located in Florida and 22% is located in Arizona.

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of common stock. After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of common stock (on a one-for-one ratio) in lieu of cash. At September 30, 2003, the Operating Partnership had approximately 931,000 OP units outstanding, excluding those owned by ANL, and ANL owned 88% of the Operating Partnership.

B.	Presentation of Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the statements and notes thereto included in American Land Lease’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain 2002 financial statement amounts have been reclassified to conform to the 2003 presentation, including the treatment of discontinued operations and assets held for sale.

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

Depreciation of personal property is reported in property operating expenses, golf operating expenses, selling and marketing expenses, or general and administrative expenses, based upon the use of the associated asset. Depreciation expense relating to personal property totaled approximately $34,000 and $128,000 for the three and nine months ended September 30, 2003 and $42,000 and $133,000 for the three and nine months ended September 30, 2002, respectively.

Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers to inventory we own, inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results. In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales. In the three and nine months ended September 30, 2003, we recorded a charge of $191,000 and $438,000 respectively, to write carrying amounts down to market value.

Non-agency MBS and CMBS Bonds

The Company is the beneficiary of certain grantor trusts formed coincident with the securitization and of mortgage assets owned by the Company in 1997. The operation of these grantor trusts is vested with the indentured trustee and under the terms of the trust indenture, the Company does not control the management of the trust and the indentured trustee is an unrelated third party. As a result, the securitization was treated as a sale for financial reporting purposes and the operation of the trust is not consolidated in the financial statements of the Company. The Company does not provide any credit enhancements to the trust and does not have contingent liability for the results of operation of the trust.

In addition, the Company owns non-agency mortgage backed securities bonds (“MBS”) and commercial mortgage backed securities bonds (“CMBS”) were acquired at a significant discount to par value. The amortized cost of the non-agency MBS and CMBS bonds was equal to the outstanding principal amount net of unamortized discount and allowances for credit losses. Earnings from non-agency MBS and CMBS bonds are recognized based upon the relationship of cash flows received during the period and estimates of future cash flows to be received over the life of the bonds. The Company classifies its non-agency MBS and CMBS bonds as available-for-sale, carried at fair value in the financial statements. The Company generally estimates fair value of the non-agency MBS and CMBS bonds based on the present value of future expected cash flows of the bonds. The fair value of the non-agency MBS and CMBS bonds, based on the underlying assets that secure the bonds, are estimated using our best estimate of the future cash flows, capitalization rates and discount rates commensurate with the risks involved. The carrying amount of the MBS and CMBS assets at September 30, 2003 and December 31, 2002 was approximately $0 and $258,000, respectively and is included in other assets.

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

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. Advertising expenses were approximately $305,000 and $294,000 for the three months ended September 30, 2003 and 2002 and $884,000 and $822,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

The Company owned an interest in two partnerships that develop, own and operate residential land lease communities. On July 25, 2003, the Company, through a joint venture, sold a residential land lease community consisting of 57 home sites and 12 recreational vehicle sites for $1,760,000. The Company received a liquidating distribution from the joint venture of $691,000 and recorded a gain of $165,000. On September 11, 2003, the Company consummated the sale of its joint venture interest in a second real estate partnership. The Company received net proceeds of $1,996,000 and recorded a gain of $806,000. The Company has no further obligations to the joint ventures. As of September 30, 2003, the Company no longer has an interest in any real estate partnerships or joint ventures.

Income Taxes

The Company has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income each year to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income that it distributes currently to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes and penalties, including taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities conducted through taxable subsidiaries including home sales, golf courses and certain other operations is subject to federal, state, and local income taxes.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for U.S. Federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties, among other things.

At September 30, 2003, the Company’s NOL carryover was approximately $64,000,000 for the parent REIT entity and $3,123,000 for the Company’s taxable subsidiaries that are consolidated for financial reporting, but not for federal income tax purposes. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of the Company’s REIT taxable income, and as a result, to reduce the amount that the Company is required to distribute to stockholders to maintain its status as a REIT. It does not, however, affect the tax treatment to shareholders of any distributions that the Company does make. The REIT’s and the taxable subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2022, respectively.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share reflect the effect of dilutive, unexercised stock options (both vested and unvested) and unvested restricted stock of 241,000 and 190,000 for the three months ended September 30, 2003 and 2002, respectively, and 186,000 and 108,000 for the nine months ended September 30, 2003 and 2002, respectively. Vested and unvested stock options together with unvested restricted shares issued totaling 63,000 and 120,000 for the three months ended September 30, 2003 and 2002, respectively, and 124,000 and 244,000 for the nine months ended September 30, 2003 and 2002, respectively, have been excluded from diluted earnings per share as their effect would be anti-dilutive.

Stock-Based Compensation

Prior to 2003, the Company accounted for stock options under the recognition and measurement provisions of APB No. 25, Accounting for Stock Issued to Employees, and related interpretations. No employee compensation expense for stock options is reflected in 2002 net income, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the preferable fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003 as described in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. Therefore, the cost related to stock-based employee compensation included in the determination of net income for 2002 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of Statement No. 123. The Company recorded approximately $2,000 and $5,000 for the three and nine months ended December 31, 2003, net of minority interest in the Operating Partnership, as compensation expense for stock options issued after January 1, 2003. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income, as reported	$3,139,000	$1,545,000	$6,841,000	$4,415,000
Add: Stock-based employee compensation expense included in reported net income
Restricted stock awards	120,000	51,000	337,000	157,000
High Performance Shares	59,000		177,000
Stock options	2,000	—	5,000	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards
Restricted stock awards	(120,000)	(51,000)	(337,000)	(157,000)
High Performance Shares	(59,000)	—	(177,000)	—
Stock options	(12,000)	(97,000)	(35,000)	(280,000)
Add: Minority interest in Operating Partnership	1,000	12,000	4,000	33,000

Pro-forma net income	$3,130,000	$1,460,000	$6,815,000	$4,168,000

Basic earnings per common share:
Reported	$0.46	$0.23	$1.00	$0.66
Pro forma	$0.45	$0.22	$0.99	$0.62
Diluted earnings per common share:
Reported	$0.44	$0.22	$0.97	$0.65
Pro Forma	$0.44	$0.21	$0.97	$0.61

As more fully described in Note L, the Company made a grant of performance based restricted stock in 2003. To the extent that it is probable that the performance targets will be reached, the Company provides compensation expense ratably over the vesting period, which is included in the table above.

Capitalized Interest

Interest incurred relating to the development of communities is capitalized during the active development period. The Company’s strategy is to master plan, develop, and build substantially all of the home sites in its communities. Accordingly, substantially all projects, excluding finished lots where the home is available for occupancy, are undergoing active development. Capitalized interest was approximately $810,000 and $833,000 for the three months ended September 30, 2003 and 2002, and $2,474,000 and $2,594,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

D.	Real Estate

Real estate at September 30, 2003 and December 31, 2002 is as follows (in thousands):

	2003	2002
Land	$46,399	$46,312
Land improvements and buildings	189,076	178,130

	235,475	224,442
Less accumulated depreciation	(19,453)	(17,818)

Real estate, net	$216,022	$206,624

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

During the nine months ended September 30, 2003, the Company sold a 28 home site community in Bensalem, Pennsylvania to a third party for an aggregate sales price of approximately $1,125,000. The net proceeds of $1,082,000 were used to repay a portion of the Company’s outstanding short-term indebtedness and for other corporate purposes. The Company recognized a loss on the sale of approximately $86,000, net of minority interest in the Operating Partnership.

During the nine months ended September 30, 2003, the Company sold ten home sites for total consideration of approximately $309,000 to existing tenants in Arizona.

E.	Home Sales Business

The Company, through a taxable subsidiary corporation, owns an inventory of developed vacant sites within our portfolio of residential land lease communities. In addition, the Company owns undeveloped land that is contiguous to existing occupied communities. The Company’s home sales business seeks to facilitate the conversion of this inventory of unleased land into leased sites with long-term cash flows. The Company’s home sales business closed sales of 125 and 84 new homes for the three months ended September 30, 2003 and 2002, an increase of 48.8% and closed sales of 311 and 217 new homes for the nine months ended September 30, 2003 and 2002, an increase of 43.3%.

F.	Discontinued Operations

The Financial Accounting Standards Board (“FASB”) issued SFAS 144, for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed OF (“SFAS 121”), to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 was effective beginning January 1, 2002. Due to the adoption of SFAS 144, the Company now reports as discontinued operations real estate assets held for sale (as defined by SFAS 144) and real estate assets sold. All results of these discontinued operations, less applicable income taxes, are included in a separate component of income on the consolidated statements of income under the heading “discontinued operations.” This change has resulted in certain reclassifications of 2002 financial statement amounts.

The following is a summary of the components of income (loss) from discontinued operations for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Discontinued Property Operations:

Rental and other property revenues	$15	$115	89	$312
Property operating expenses	(3)	(47)	(38)	(123)
Depreciation	(1)	(9)	(3)	(26)

Income from discontinued operations before loss on disposition of discontinued operations	11	59	48	163
Impairment of property	(151)	—	(151)	—
Loss on disposition of discontinued operations		—	(98)	—

Income from discontinued operations before minority interest	(140)	59	(201)	163
Minority interest attributed to discontinued operations	17	(7)	24	(20)

(Loss) Income from discontinued operations, net of minority interest	$(123)	$52	$(177)	$143

For the three months ended September 30, 2003, an impairment loss of approximately $151,000 was recognized on an asset reclassified as held for sale. As of September 30, 2003, the Company had one community in Arizona classified as held for sale. The results of operations of this community were included within discontinued operations for the three and nine months ended September 30, 2003 and 2002.

G.	Secured Long-Term Notes Payable

The following table summarizes the Company’s secured long-term notes payable (in thousands):

	September 30, 2003	December 31, 2002
Fixed rate, ranging from 6.5% to 8.75%, fully amortizing, non-recourse notes maturing at various dates from 2018 through 2020.	$69,878	$71,672
Fixed rate, ranging from 6.6% to 7.8%, partially amortizing, non-recourse notes maturing at various dates from 2007 through 2011.	17,261	17,435
Variable rate, at LIBOR plus 300 basis points with a 6.5% floor , non-recourse notes maturing in 2005 and 2007.	9,082	8,094
Variable rate, at LIBOR plus 250 basis points, non-amortizing, non-recourse notes maturing in 2013.	15,015	—

	$111,236	$97,201

On September 30, 2003 the Company received an additional advance of $1,000,000 in accordance with the terms of an existing debt mortgage as a result of reaching certain performance criteria.

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

On July 31, 2003, the Company closed a revolving line of credit with a new lender for a total commitment of $16,000,000. The line of credit is secured by real property and improvements located in St. Lucie County, Florida and Maricopa County, Arizona. The loan bears interest at a rate equal to the thirty-day LIBOR plus 200 basis points. This interest-only note matures in July 2005. The availability of funds to the Company under the line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder. There is no amount outstanding as of September 30, 2003. Based upon the application of these covenants as of September 30, 2003, the entire undrawn balance of $16,000,000 was available to the Company.

The Company has a floor plan line of credit with a floor plan lender providing a credit facility of $11,000,000 with a variable interest rate indexed to the prime rate and spreads varying from 1% to 1.75%, depending on the manufacturer and age of the inventory. During the nine months ended September 30, 2003, the Company’s current floor plan lender acquired the former floor plan lender’s notes and amounts due from the Company were consolidated with the current floor plan lender’s facility described above. Individual advances mature as early as 360 days or have no stated maturity, based upon the manufacturer. Amounts outstanding are non-recourse to the Company for the period of time the financed home is subject to a repurchase agreement with the manufacturer of the home. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $8,983,000. At September 30, 2003, $8,921,000 was outstanding, of which $8,530,000 was non-recourse to the Company and $391,000 was recourse to the Company and $2,079,000 was available under the floor plan credit facility.

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

The Company entered into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of residential land lease communities. Certain of these contracts contain cancellation provisions at the option of the Company. The unpaid balance of these contracts remaining at September 30, 2003 is approximately $5,617,000.

As of September 30, 2003, the Company’s outstanding purchase obligations with manufacturers of homes to be constructed in the Company’s communities totaled $3,201,000.

In connection with the acquisition of a residential land lease community, the Company entered into an earn-out agreement with respect to 142 unoccupied home sites. The Company advances an additional $16,500 pursuant to the earn-out agreement for each newly occupied home site either in the form of cash or 1,178 OP Units, as determined by the seller. The Company paid $66,000 and $66,000 for the three months ended September 30, 2003 and 2002, respectively and $248,000 and $132,000 for the nine months ended September 30, 2003 and 2002, respectively in cash and OP Units for newly occupied home sites. At September 30, 2003, there were 65 unoccupied home sites subject to the earnout.

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

Officer Stock Loans

In previous years, the Company had provided loans to three of its executive officers in an amount equal to the total cash required to purchase common stock in the Company at the then prevailing market prices. These loans have a 10-year maturity, are 25% recourse to the executive officers, bear interest at 7.5% and are secured by the stock acquired with the proceeds from the loan. During the year ended December 31, 2002, an officer who had separated from the Company repaid the balance due in full in accordance with the terms of the loan. As of September 30, 2003, the total balance outstanding on loans made to officers secured by Company common stock was approximately $814,000 and principal payments made on these obligations were $18,000 and $437,000 for the three months ended September 30, 2003 and 2002, and $34,000 and $458,000 for the nine months ended September 30, 2003 and 2002, respectively, and the loans are current with respect to principal and interest. In compliance with current regulations, the Company has not made loans to executive officers since January 1, 2001.

Restricted Stock

The Company issued 50,000 shares of restricted stock to members of management during the nine months ended September 30, 2003. The restricted stock was issued at the fair value of the common stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to a risk of forfeiture within the vesting period. Vesting periods of the restricted stock issued range from four to five years. The fair value of the restricted stock is amortized to compensation expense over the vesting period.

Changes in unamortized deferred compensation re restricted stock for the nine months ended September 30, 2003 and 2002, respectively are as follows:

	September 30, 2003	September 30, 2002
Beginning unamortized value as of January 1	$396,000	$278,000
Fair value of restricted stock issued	1,524,000	294,000
Forfeiture of restricted shares	(32,000)	(71,000)
Amortization of fair value	(401,000)	(93,000)

Ending unamortized value as of September 30	$1,487,000	$408,000

In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock are charged to compensation expense in the period paid. The total compensation expense charged to income related to restricted share awards was $179,000 and $51,000 for the three months ended September 30, 2003 and 2002, respectively, and $514,000 and $157,000 for the nine months ended September 30, 2003 and 2002, respectively.

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

As described below, the HPS shares vest based upon the extent, if any, that the total return realized by shareholders exceeds the ten-year average total return of the Equity REIT Index, as reported by the National Association of Real Estate Investment Trusts (“NAREIT”). Total return is defined as the total of the closing price at year-end plus any dividends paid less the closing price for the prior year-end. The total return for the Company is measured over a three-year period that ends on the final valuation date. To the extent that shares are not vested as of the final valuation date, such shares are forfeited and are returned to the Company. Vesting is achieved ratably on the final valuation date to the extent that excess value has been realized. In order for management to earn vesting in all of the HPS shares for a given final valuation date, the actual total return to shareholders for the three-year period is required to exceed the Equity REIT Index total return by 5 percentage points.

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

For the three and nine months ended September 30, 2003, the Company has provided compensation expense of $59,000 and $177,000, respectively, related to the above award.

Dividends

The Company’s dividend is set quarterly by the Company’s Board of Directors and is subject to change or elimination at any time. The Company paid quarterly dividends on common stock of $0.25 per share, totaling $1,715,000 and $1,705,000 for the three months ended September 30, 2003 and 2002, and $5,152,000 and $5,056,000 for the nine months ended September 30, 2003 and 2002, respectively.

M.	Certain Relationships and Related Transactions

During the nine months ended September 30, 2002, Brandywine Financial Services Corporation, an affiliate of Brandywine, received fees of $56,000 to provide back office support to both the Company’s communities and the Company’s corporate office located in Florida. Bruce Moore, a Director of the Company, is also an owner of Brandywine Financial Services as of September 30, 2003. Pursuant to the Company’s consolidation of its offices from Chadds Ford, Pennsylvania and Denver, Colorado to Clearwater, Florida, the Company now performs these functions out of its Clearwater office. Effective March 31, 2002, Brandywine Financial Service’s services to the Company were terminated.

As of January 1, 2003, the Company’s contracts to manage properties owned by third parties were cancelled. These contracts had been acquired in 1997 from entities affiliated with Brandywine Financial

Services Corporation (“Brandywine”) in exchange for common stock of the Company. Bruce Moore, a Director of the Company, is also an owner of Brandywine. The purchase agreement provided that the common stock issued was to be held in escrow and released to Brandywine ratably over ten years. When the contracts were cancelled, approximately 16,000 shares were returned to the Company. The Company’s basis in these third party management contracts had been fully amortized to expense in prior years. The Company recorded the forfeiture of the common stock as other income, and as an increase to treasury stock, totaling $227,000.

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

FIN 46

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46’s consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. On October 8, 2003, the FASB granted a deferral of FIN46 for all entities formed on or after February 1, 2003 and has elected to defer implementation of FIN 46 until fourth quarter 2003 for entities in existence on January 31, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

SFAS 150

In May 2003, FASB issued Statement of Financial Accounting Standards No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments, including those that compromise more than one option or forward contract. It requires that certain financial instruments, such as mandatorily redeemable shares, put options and forward purchase contracts, and obligations that can be settled with shares be classified as liabilities, where in some cases these have previously been classified as equity or between the liabilities and equity section of the consolidated balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In September 2003, financial statement issuers first became aware that the FASB intended for SFAS 150 to also apply to the non-controlling interests in consolidated finite life subsidiaries. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for non-controlling interest in consolidated finite life subsidiaries. The Company adopted SFAS 150 in June 2003, to the extent of the remaining applicable portions of SFAS 150. The adoption of SFAS 150 did not have a material impact on the Company’s financial position or results of operations.

O.	Subsequent Events

The Company’s dividend is set quarterly and is subject to change or elimination at any time. On November 5, 2003, the Board of Directors declared a quarterly cash dividend of $0.25 per common share for the quarter ended September 30, 2003, payable on November 25, 2003, to shareholders of record on November 20, 2003. Shareholders may reinvest the dividends paid under the Dividend Reinvestment and Stock Purchase Plan that was adopted in May of 2002. The Plan allows shareholders to acquire additional shares of common stock by reinvesting some or all of the cash dividends paid on the Company’s outstanding common stock.

On October 9, 2003, the Company increased its floor plan line of credit from $11,000,000 to $15,000,000.

On October 17, 2003, the Company completed the acquisition of an age restricted residential land lease community in Central Florida comprised of 301 home sites and amenities. The total home sites are comprised of 130 leased sites and an additional 171 sites for future development. The total cost of the acquisition will include a purchase price of $4.9 million for the community, an estimated $50,000 in transaction costs and $150,000 of initial capital expenditures to address identified property needs. The Company may also spend as much as an additional $825,000 in capital expenditures for development in support of its leasing activities. Initial funding for the acquisition will be borrowings under the Company’s credit facility. The Company expects to repay the facility with operating cash flows and proceeds from permanent financing of the property.

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

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers to inventory we own, inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results. On a quarterly basis, we review each home in inventory that is older than one year and evaluate our carrying amount versus recent offers, comparable sales, and our asking price in order to derive an estimate of its market value. In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales in the current period. As of September 30, 2003, $1,701,000 of our total inventory of $10,335,000 was older than one year. For the three and nine months ended September 30, 2003, we recorded a charge of $191,000 and $438,000 to write carrying amounts down to market value.

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

Portfolio Summary

	Operational Home sites		Developed Home sites	Undeveloped Home sites	RV Sites	Total
As of December 31, 2002	6,090		1,123	1,543	129	8,885

Properties developed	—		58	(58)	—	—

New lots purchased	—		6	—	—	6

Lots sold	(38)		—	—	—	(38)

New leases originated	300		(300)	—	—	—

As of September 30, 2003	6,352	(1)	887	1,485	129	8,853

(1)	As of September 30, 2003, 6,131 of these operational home sites were occupied.

Occupancy Roll Forward

	Occupied Home sites	Operational Home sites	Occupancy
As of December 31, 2002	5,895	6,090	96.8%

New home sales	311	300

Used home sales	30	—

Used homes acquired	(47)	—

Lots Sold	(31)	(38)

Homes constructed by others	5

Lots Purchased	—	—

Homes removed from previously leased sites	(32)	—

As of September 30, 2003	6,131	6,352	96.5%

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

The Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income or loss, computed in accordance with generally accepted accounting principles, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs) and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition and include adjustments for the minority interest in the Operating Partnership owned by persons other than us. In addition, in the three and nine months ended September 30, 2003, net income includes non-cash impairment losses on real estate assets held for sale of $0.1 million for both periods presented. The National Association of Real Estate Investment Trust (“NAREIT”) indicated, as of October 1, 2003, that impairment losses should be subtracted in the calculation of FFO. In the table presented below, we have complied with the October 1, 2003 guidance and have included impairment charges as a deduction in calculating FFO.

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

For the three and nine months ended September 30, 2003 and 2002, our FFO was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income	$3,139	$1,545	$6,841	$4,415
Minority interest in operating partnership	443	214	951	613
Real estate depreciation	662	597	1,972	1,854
Recovery of common stock escrowed to secure management contracts (1)	—	—	(227)	—
(Gain) on sale of interest in unconsolidated real estate partnerships	(971)	—	(971)	—

Discontinued operations:
Real estate depreciation	1	9	3	26
Minority interest in operating partnership attributed to discontinued operations	(17)	7	(24)	20
Loss on sale of real estate	—	—	98	—
Depreciation from unconsolidated real estate partnerships	—	—	33	—

Funds From Operations (FFO)	$3,257	$2,372	$8,676	$6,928

Weighted average common shares and OP Units outstanding	8,059	7,805	7,990	7,753

(1)	The Company acquired certain third party management contracts in 1997 through the issuance of common stock. The terms of the purchase agreement provided that the common stock was issued under an escrow agreement that provided for a ratable release of the common stock based upon the continued existence of the third party management contracts. The property owner cancelled the management contracts effective January of 2003 and under the terms of the escrow agreement approximately 16,000 shares of common stock were returned to the Company. The Company’s basis in these third party contracts had been fully amortized to expense in prior years. The Company recorded the forfeiture of the common stock as increases to treasury stock and other income in the nine months ended September 30, 2003. This element of net income has been excluded in arriving at FFO as the ratable amortization of the Company’s basis in the contracts was excluded in arriving at FFO in prior periods. The forfeiture of common stock associated with third party management contracts did not occur in the past two years and no additional common stock is subject to contractual escrow agreements at September 30, 2003.

For the nine months ended September 30, 2003 and 2002, net cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2003	2002
Cash provided by operating activities	$10,749	$8,941
Cash used in investing activities	(7,277)	(10,634)
Cash (used in) provided by financing activities	(1,618)	2,281

RESULTS OF OPERATIONS FOR THE

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002

Rental Property Operations

Rental and other property revenues from our owned properties totaled $6,428,000 for the three months ended September 30, 2003 compared to $6,000,000 for the three months ended September 30, 2002, an increase of $428,000 or 7.1%. The increase of 7.1% is attributed to a 2.1% increase associated with sites leased for both periods and 5.0% to newly leased sites. The increase in property operating revenue was a result of:

•	$456,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$3,000 increase in late fees, net of amounts written off as uncollectable,

•	$2,000 increase in income from our mini storage property,

•	$2,000 increase in other property income, all offset by a

•	$30,000 decrease in the pass on of property tax allocations to tenants correlated with the decrease in certain property tax expenses, and a

•	$5,000 decrease in rents for recreational vehicle sites.

Golf course operating revenues totaled $120,000 for the three months ended September 30, 2003 compared to $105,000 for the three months ended September 30, 2002, an increase of $15,000 or 14.3%. Golf revenues increased at all three communities that have adjacent golf courses.

Property operating expenses from our owned properties totaled $2,315,000 for the three months ended September 30, 2003 compared to $2,206,000 for the same period in 2002, an increase of $109,000 or 4.9%. The increase in property operating expenses was a result of:

•	$93,000 increase in property operating overhead,

•	$62,000 increase in salaries, wages and benefits,

•	$2,000 increase in utility operations maintenance and repairs at company owned utility plants, all offset by a

•	$39,000 decrease in property taxes, and a

•	$9,000 decrease in other property level expenses.

Golf course operating expenses totaled $293,000 for the three months ended September 30, 2003 compared to $295,000 for the three months ended September 30, 2002, a decrease of $2,000 or 0.7%.

Depreciation expense was $662,000 during the three months ended September 30, 2003 compared to $597,000 during the same period in 2002. The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites.

Same store property revenues for the three months ended September 30, 2003, increased by 7.5% from the three months ended September 30, 2002 consisting of an 7.2% increase from same store rental revenues and 0.3% increase from golf revenues. Expenses related to those revenues increased 1.0% over that same period consisting of a 1.0% increase in same store rental expenses and flatline of golf expenses. Same store property net operating income increased 11.0% for the three months ended September 30, 2003. Our same store base included 98% of our property operating revenues for the three months ended September 30, 2003.

The Company believes that same store information provides the user of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the three months ended September 30, 2003 and 2002, determined in accordance with generally accepted accounting principles, is reflected in the table on the following page (in thousands):

		Three Months Ended September 30, 2003	Three Months Ended September 30, 2002	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues		$5,950	$5,816	$134	2.3%	2.2%

Absorption rental revenues		403	102	301	295.1%	5.0%

Same site golf revenues		120	105	15	14.3%	0.3%

Same store revenues	A	6,473	6,023	450	7.5%	7.5%

Mini Storage revenue		69	66	3	4.5%

Other income		6	16	(10)	(62.5)%

Total property revenues	C	$6,548	$6,105	$443	7.3%

Same site rental expenses		$1,846	$1,834	$12	0.7%	0.5%

Absorption rental expenses		12	—	12	100.0%	0.5%

Same site golf expenses		293	295	(2)	(0.7)%	—

Same store expenses	B	2,151	2,129	22	1.0%	1.0%

Mini Storage expenses		38	46	(8)	(17.4)%

Expenses related to offsite management [2]		419	326	93	28.5%

Total property operating expenses	D	$2,608	$2,501	$107	4.3%

Same Store net operating income	A-B	$4,322	$3,894	$428	11.0%

Total net operating income	C-D	$3,940	$3,604	$336	9.3%

(1)	Contribution to Same Store% change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2002 period. For example, same site rental revenue increase of $134 as compared to the total same store revenues in 2002 of $6,023 is a 2.2% increase ($134 / $6,023 = 2.2%).
(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Operations

Revenues for the home sales business totaled $12,354,000 for the three months ended September 30, 2003 as compared to $6,620,000 for the three months ended September 30, 2002, with the increase driven by higher unit volumes and increased average selling prices. Units sold totaled 125 for the three months ended September 30, 2003 compared to 84 units for the three month period ended September 30, 2002, an increase of 49%. The average selling price of new homes closed was $96,000 and $80,000, respectively for the three months ended September 30, 2003 and 2002, an increase of 20.0%. Total cost of sales for the three months ended September 30, 2003 was $8,920,000 compared to $4,910,000 for the three months ended September 30, 2002. Resulting margin increases are attributable to product mix, reduced sales discounts driven by lower average age of homes sold, the realization of lot premiums at one community and increased supplier rebates due to increased volume. Selling and marketing expenses in the 2003 period increased $537,000 from the 2002 period primarily as a result of increased commissions associated with increased unit volume of home sales, increased marketing costs for newly constructed subdivisions within existing communities, increased staff levels and an expanded home sales operation serving one community in advance of contracts closing for a new subdivision within the community.

We reported income from the home sales business of $1,440,000 for the three months ended September 30, 2003 as compared to income of $227,000 for the three months ended September 30, 2002.

General and Administrative Expenses

During the three months ended September 30, 2003 and 2002, general and administrative expenses were $687,000 and $499,000 respectively. The increase of $188,000 is as a result of:

•	$100,000 increase in the amortization of deferred compensation relating to restricted stock awards,

•	$26,000 increase in directors costs as a result of expensing the equity compensation for directors in 2003 that was not expensed in the 2002 period,

•	$20,000 increase in dividends paid on non-vested restricted stock awards that are recorded as compensation expense,

•	$20,000 increase in professional fees,

•	$38,000 increase in salaries, wages and benefits,

•	$12,000 increase in regulatory compliance costs,

•	$1,000 increase in cost of umbrella liability insurance coverage, all offset by

•	$8,000 decrease in bank service charges,

•	$9,000 decrease in transfer agent fees,

•	$5,000 decrease in franchise taxes,

•	$5,000 decrease in investor relation costs, and a

•	$2,000 decrease in stock exchange registration fees.

Interest and Other Income

During the three months ended September 30, 2003 and 2002, interest and other income was $47,000 and $211,000 respectively. The decrease of $164,000 is a result of a decrease in interest income related to a reduction in the principal balance outstanding on an interest bearing note.

Interest Expense

During the three months ended September 30, 2003 and 2002, interest expense was $1,344,000 and $1,256,000, respectively. The increase is primarily a result of new debt secured on existing owned properties, development expenditures made in advance of home sales and an increase in the amount outstanding on the floor plan facility on home sales inventory, all offset by scheduled amortization of existing long term debt and a reduction in amounts outstanding on the company line of credit and lower interest rates on short-term debt.

Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002

Rental Property Operations

Rental and other property revenues from our owned properties totaled $19,176,000 for the nine months ended September 30, 2003 compared to $17,714,000 for the nine months ended September 30, 2002, an increase of $1,462,000 or 8.3%. The increase of 8.3% is attributed to a 4.6% increase associated with sites leased for both periods, 3.6% to newly leased sites, and 0.1% to mini-storage revenues and other income. The increase in property operating revenue was a result of:

•	$1,329,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$110,000 increase in late fees and recovery of bad debt previously expensed, net of amounts written off as uncollectible,

•	$17,000 increase in the pass on of property tax increases to tenants,

•	$18,000 increase in other property income, all offset by a

•	$12,000 decrease in rents for recreational vehicle sites.

Golf course operating revenues totaled $631,000 for the nine months ended September 30, 2003 compared to $598,000 for the nine months ended September 30, 2002, an increase of $33,000 or 5.5%. Golf revenue increases at two communities were offset by a decrease at another community.

Property operating expenses from our owned properties totaled $6,959,000 for the nine months ended September 30, 2003 compared to $6,596,000 for the same period in 2002, an increase of $363,000 or 5.5%. The increase in property operating expenses was a result of:

•	$115,000 increase in property operating overhead,

•	$115,000 increase in salaries and wages,

•	$69,000 increase in property taxes,

•	$55,000 increase in expenses associated with a wastewater regulatory fine and expenses associated with clean up from a windstorm impacting one community,

•	$14,000 increase in utility costs at the communities, all offset by a

•	$5,000 decrease in other property level expense.

Golf course operating expenses totaled $915,000 for the nine months ended September 30, 2003 compared to $929,000 for the nine months ended September 30, 2002, a decrease of $14,000 or 1.5%.

Depreciation expense was $1,972,000 during the nine months ended September 30, 2003 compared to $1,854,000 during the same period in 2002. The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites.

Same store property revenues for the nine months ended September 30, 2003, increased by 8.3% from the nine months ended September 30, 2002 consisting of an 8.2% increase from same store rental revenues and a 0.1% increase of golf revenues. Expenses related to those revenues increased 3.1% over that same period consisting of a 3.3% increase in same store rental expenses offset by a 0.2% decrease of golf expenses. Same store property net operating income increased 11.2% for the nine months ended September 30, 2003. Our same store base included 98% of our property operating revenues for the nine months ended September 30, 2003.

The Company believes that same store information provides the user of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the nine months ended September 30, 2003 and 2002 determined in accordance with generally accepted accounting principles is reflected in the table below (in thousands):

		Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues		$18,135	$17,313	$822	4.7%	4.6%

Absorption rental revenue		798	152	646	425.0%	3.6%

Same store golf revenues		631	598	33	5.5%	0.1%

Total same store revenues	A	19,564	18,063	1,501	8.3%	8.3%

Mini Storage Revenue		218	213	5	2.3%

Other income		25	36	(11)	(30.6)%

Total property revenues	C	$19,807	$18,312	$1,495	8.2%

Same site rental expenses		$5,559	$5,428	$131	2.4%	2.1%

Absorption rental expenses		76	—	76	100%	1.2%

Same store golf operating expenses		915	929	(14)	(1.5)%	(0.3)%

Total same store expenses	B	6,550	6,357	193	3.0%	3.0%

Mini Storage Expenses		115	127	(12)	(9.4)%

Expenses related to offsite management[2]		1,209	1,041	168	16.1%

Total property operating expenses	D	$7,874	$7,525	$349	4.6%

Same store net operating income	A-B	$13,014	$11,706	$1,308	11.2%

Total net operating income	C-D	$11,933	$10,787	$1,146	10.6%

(1)	Contribution to Same Store% change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2002 period. For example, same site rental revenue increase of $822 as compared to the total same store revenues in 2002 of $18,063 is a 4.6% increase ($822 / $18,063 = 4.6%).
(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Operations

Revenues for the home sales business totaled $28,016,000 for the nine months ended September 30, 2003 as compared to $16,018,000 for the nine months ended September 30, 2002, with the increase driven by higher unit volumes and increased average selling prices. Units sold totaled 311 for the nine months ended September 30, 2003 compared to 217 units for the nine month period ended September 30, 2002, an increase of 43.3%. The average selling price of new homes closed was $88,000 and $75,000, respectively for the nine months ended September 30, 2003 and 2002, an increase of 17.3%. Total cost of sales for the nine months ended September 30, 2003 was $20,235,000 compared to $12,155,000 for the nine months ended September 30, 2002. Resulting margin increases are attributable to product mix, reduced sales discounts driven by lower average age of homes sold, the realization of lot premiums at one community and increased supplier rebates due to increased volume. Selling and marketing expenses in the 2003 period increased $1,432,000 from the 2002 period primarily as a result of increased commissions associated with increased unit volume of home sales, increased marketing costs for newly constructed subdivisions within existing communities, increased staff levels and an expanded home sales operation serving one community in advance of contracts closing for a new subdivision within the community.

We reported income from the home sales business of $2,471,000 for the nine months ended September 30, 2003 as compared to a loss of $41,000 for the nine months ended September 30, 2002.

General and Administrative Expenses

During the nine months ended September 30, 2003 and 2002, general and administrative expenses were $1,966,000 and $1,464,000, respectively. The increase of $502,000 is as a result of:

•	$277,000 increase in the amortization of deferred compensation relating to restricted stock awards,

•	$78,000 increase in directors costs as a result of expensing the equity compensation for directors in 2003 that was not expensed in the 2002 period,

•	$65,000 increase in dividends paid on non-vested restricted stock awards that are recorded as compensation expense,

•	$34,000 increase in regulatory compliance costs,

•	$32,000 increase in salaries and wages,

•	$27,000 increase in cost of umbrella liability insurance coverage,

•	$26,000 increase in legal costs,

•	$20,000 increase professional fees,

•	$14,000 increase in travel expenses,

•	$6,000 increase in stock option expense, all offset by a

•	$29,000 decrease in franchise tax expense,

•	$24,000 decrease in bank service charges,

•	$15,000 decrease in transfer agent expense,

•	$4,000 decrease related to investor relations, and a

•	$5,000 decrease in stock exchange registration.

Interest and Other Income

During the nine months ended September 30, 2003 and 2002, interest and other income was $493,000 and $847,000 respectively. The decrease of $354,000 is a result of:

•	$523,000 decrease in interest income related to $1,058,000 in principal collected subsequent to September 30, 2002 on an interesting bearing note;

•	$82,000 decrease in interest income from interest bearing escrows that were collected subsequent to September 30, 2002;

•	$45,000 decrease in other income from mortgage backed securities;

•	$14,000 decrease in interest income on officer stock loans largely attributed to the repayment in full of one officer’s note in July of 2002; all offset by

•	$227,000 increase in other income recognized for common stock forfeited re management contracts;

•	$83,000 increase in interest income from CMBS Bonds due to cash receipts in excess of our estimates.

Interest Expense

During the nine months ended September 30, 2003 and 2002, interest expense was $3,998,000 and $3,441,000, respectively. The increase is primarily a result of new debt secured on existing owned properties, development expenditures made in advance of home sales and an increase in the amount outstanding on the floor plan facility on home sales inventory, all offset by scheduled amortization of existing long term debt and lower interest rates on short-term debt.

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

The most directly comparable financial measure that can be reconciled to GAAP is our historical return on investment in operational home sites, which is reconciled on page 34 in footnote 1. Our presentation of the estimated first year return on the home sites cannot be directly reconciled to a comparable GAAP measure principally, because there will be leases that begin in the middle of the period and we estimate the incremental operating expenses associated with these leases. The estimated first year annualized return on investment in expansion home sites should not be considered in isolation from nor is it intended to represent an alternative measure of operating income or cash flow or any other measure of performance as determined in accordance with generally accepted accounting principles.

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

Comparison of the three months ended September 30, 2003 and 2002

For the three months ended September 30, 2003 and 2002, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows:

	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Reported income (loss) from sales operations	$1,440,000	$227,000
Used home sales and brokerage business income	(77,000)	(90,000)

Adjusted income (loss) for proforma analysis	$1,363,000	$137,000

The leases facilitated by the home sales business during the three month periods ended September 30, 2003 and 2002 are estimated to provide a first year return on investment of 12.7% and 13.9%, respectively, as shown below based upon unaudited pro forma information. This compares to the 8.0% return realized for the year ended December 31, 2002 for our earning sites. The decrease in return on the home sales business from 2002 to 2003 is driven primarily by (i) increases in the per site cost of development as a result of larger lots to accommodate larger homes and (ii) increased lease incentives given in 2003 over 2002, resulting in lower profit, offset partially by increased profitability of our home sales business resulting from more home sales over which the fixed costs are allocated.

		Total Portfolio for Year Ended December 31, 2002	Three Months Ended September 30, 2003	Three Months Ended September 30, 2002
Expansion sites leased during three months ended September 30, 2003 and 2002			123	84

Profit from portfolio (actual 2002) or estimated first year annualized profit on leases originated during the period (for the three months ended September 30, 2003 and 2002)[1]	A	$14,665,000	$460,000	$266,000

Costs, including development costs of sites leased [1]		$182,455,000	$4,989,000	$2,054,000
Home sales income (loss) attributable to sites leased		—	1,363,000	137,000

Total investment in operating properties (actual 2002) or total costs incurred to originate ground leases (estimated for three months ended September 30, 2003 and 2002 [1]	B	$182,455,000	$3,626,000	$1,917,000

Return on investment for earning sites (actual 2002) or estimated first year annualized return on investment (for the three months ended September 30, 2003 and 2002) [1]	A/B	8.0%	12.7%	13.9%

[1]	A reconciliation of our return on investment for operational sites for the year ended December 31, 2002 to property income before depreciation and investment in operational sites is reflected in a table at the end of this section.

Comparison for the nine months ended September 30, 2003 and 2002

For the nine months ended September 30, 2003 and 2002, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows:

	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Reported income (loss) from sales operations	$2,471,000	$(41,000)
Used home sales and brokerage business income	(194,000)	(280,000)

Adjusted income (loss) for proforma analysis	$2,277,000	$(321,000)

The leases facilitated by the home sales business during the nine month periods ended September 30, 2003 and 2002 are estimated to provide a first year return on investment of 11.6% and 12.4%, respectively, as shown below based upon unaudited pro-forma information. This compares to the 8.0% return realized for the year ended December 31, 2002 for our earning sites. The decrease in return on the home sales business from 2002 to 2003 is driven primarily by (i) increases in the per site cost of development as a result of larger lots to accommodate larger homes and (ii) increased lease incentives given in 2003 over 2002, resulting in lower profit, offset partially by increased profitability of our home sales business resulting from more home sales over which the fixed costs are allocated.

		Total Portfolio for Year Ended December 31, 2002	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
Expansion sites leased during nine months ended September 30, 2003 and 2002			301	217

Profit from portfolio (actual 2002) or estimated first year annualized profit on leases originated during the period (for the nine months ended September 30, 2003 and 2002)[1]	A	$14,665,000	$1,031,000	$646,000

Costs, including development costs of sites leased		$182,455,000	$11,158,000	$4,893,000
Home sales income (loss) attributable to sites leased			2,277,000	(321,000)

Total investment in operating properties (actual 2002) or total costs incurred to originate ground leases (estimated for nine months ended September 30, 2003 and 2002)[1]	B	$182,455,000	$8,881,000	$5,214,000

Return on investment for earning sites (actual 2002) or estimated first year annualized return on investment (for the nine months ended September 30, 2003 and 2002)[1]	A/B	8.0%	11.6%	12.4%

[1]	A reconciliation of our return on investment for operational sites for the year ended December 31, 2002 to property income before depreciation and investment in operational sites is shown below.

December 31, 2002
Rental and other property revenues	$24,039,000
Property operating expenses	(9,374,000)

Property income before depreciation (A)	$14,665,000

Real estate assets, net	$207,500,000
Add: Accumulated depreciation	17,827,000
Less: Real estate under development	(40,053,000)
Less: Cost of home sites ready for intended use	(2,819,000)

Investment in operational sites (B)	$182,455,000

Return on investment in operational sites (A/B)	8.0%

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, we had cash and cash equivalents of $3,077,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of and additional investments in properties, and payments of dividends to stockholders and OP unit holders. The Company expects to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. In the event that there is an economic downturn and the cash provided by operating activities is reduced or, if access to short term borrowing sources becomes restricted, the Company may be required to reduce or eliminate expenditures for the continued development of its communities and/or reduce its dividend.

On July 31, 2003, the Company closed a revolving line of credit with a new lender for a total commitment of $16,000,000. The line of credit is secured by real property and improvements located in St. Lucie County, Florida and Maricopa County, Arizona. The loan bears interest at a rate equal to the thirty-day London Interbank Offered Rate (“LIBOR”) plus 200 basis points. This interest-only note matures in July 2005. The availability of funds to the Company under the line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder. The terms of our line of credit require that we maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to current annual debt service obligations (as defined by the lender) of not less than 1.25 to 1.0. For the three months ended September 30, 2003, the debt service coverage ratio was 1.35 to 1.0 as defined by our lender. Based upon the application of these covenants as of September 30, 2003, the entire undrawn balance of $16,000,000 was available to the Company.

The Company has a floor plan line of credit with a floor plan lender providing a credit facility of $11,000,000 with a variable interest rate indexed to the prime rate and spreads varying from 1% to 1.75%, depending on the manufacturer and age of the inventory. Individual advances mature as early as 360 days or have no stated maturity, based upon the manufacturer. Amounts outstanding are non-recourse to the Company for the period of time the financed home is subject to a repurchase agreement with the manufacturer of the home. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $8,983,000. At September 30, 2003, $8,921,000 was outstanding, of which $8,530,000 was non-recourse to the Company and $391,000 was recourse to the Company and approximately $2,079,000 was available under the floor plan credit facility. Subsequent to September 30, 2003, we increased our floor plan line of credit from $11,000,000 to $15,000,000.

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

Operating Activities

Our net cash provided by operating activities was $10.7 million during the nine months ended September 30, 2003 compared to $8.9 million during the same period in 2002. The $1.8 million increase was primarily the result of:

•	an increase of $3.6 million related to earnings before depreciation, amortization, minority interest, and loss on sale of real estate, and

•	an increase of $1.0 million related to additional inventory for our home sales business, all offset by

•	a decrease of $1.6 million related to cash used by operating assets and liabilities as a result of increased business volumes and increases in accounts payable in 2002 period that did not recur in 2003,

•	a decrease of $1.0 million related to the sale of the Company’s equity interests in two joint ventures which did not occur in the 2002 period , and

•	a decrease of $0.2 million related to income from the recovery of common stock escrowed to secure management contracts in the 2003 period that did not occur in 2002.

Investing Activities

During the nine months ended September 30, 2003, the net cash used in investing activities was $7.3 million, compared with $10.6 million during the same period in 2002. The $3.3 million reduction in cash used for investing activities is primarily due to:

•	an increase of $2.7 million related to liquidating distribution from real estate joint venture,

•	an increase of $1.4 million related to proceeds from sale of real estate assets in the 2003 period,

•	an increase of $0.1 million related to a reduction in the amount of cash paid for capitalized interest,

•	an increase of $0.1 million related to collections on CMBS bonds, all offset by

•	a decrease of $0.7 million related to expenditures for capital replacements and improvements in the 2003 period as compared to the 2002 period, primarily related to the continued and accelerated development of unleased sites, and

•	a decrease of $0.3 million related to the collection of notes receivable.

Financing Activities

Net cash used by financing activities was $1.6 million for the nine months ended September 30, 2003 compared with net cash provided during the same period in 2002 of $ 2.3 million.

The $3.9 million decrease in cash provided by financing activities is primarily related to:

•	a decrease of $14.1 million related to additional principal payments on secured short-term financing in the 2003 period,

•	a decrease of $0.4 million related to collections of notes receivable on common stock purchases in the 2003 period compared to the 2002 period,

•	a decrease of $0.2 million related to stock options exercised in the 2003 period compared to the 2002 period,

•	a decrease of $0.1 million related to dividends paid in the 2003 period compared to the 2002 period,

•	a decrease of $0.1 million in costs associated with debt issuance which did not occur in the 2003 period, all offset by

•	an increase of $10.2 million related to net proceeds from secured long-term financing in the 2003 period,

•	an increase of $0.4 million in costs associated with equity issuance which did not occur in the 2003 period,

•	an increase of $0.3 million in proceeds from dividend reinvestment program in the 2003 period, that did not occur in 2002 period, and

•	an increase of $0.1 million for the collection of escrow funds which did not occur in the 2002 period.

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

We have $70.0 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $17.2 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed. We have repricing and refunding risks as to the unpaid balance on these notes of $14.5 million due at maturity between 2007 and 2011.

We have $15.0 million of interest only, non-recourse, secured long-term notes payable. These are variable rate loans at 30 day LIBOR plus 3%, with a floor of 6.5% and a ceiling of 10%. If the lender’s LIBOR rate was greater than 3.5% and LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $150,000 due to an increase in interest expense based on the outstanding balance at September 30, 2003. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have $9.0 million of interest only, non-recourse, secured long-term notes payable. These are variable rate loans at 90 day LIBOR plus 2.5%. If LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $90,000 due to an increase in interest expense based on the outstanding balance at September 30, 2003. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have a recourse, secured floor plan facility that bears interest at the lender’s prime rate plus amounts ranging from 0% to 2.5% based upon the manufacturer and age of the inventory. If the lender’s prime rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $90,000 due to an increase in interest expense on this line of credit, based on the approximately $9 million outstanding balance at September 30, 2003. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

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

PART II

OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:

Exhibit No.	Description
2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of June 2, 2000, by and between the Registrant and Commercial Assets, Inc. (incorporated herein by reference to Annex A to the Registrant’s Joint Proxy Statement/Prospectus dated June 13, 2000, Commission File No. 1-9360, filed on June 13, 2000).

3.1	Second Amended and Restated Certificate of Incorporation of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2000, Commission File No. 1-9360, filed on April 2, 2001).

3.2	Third Amended and Restated By-laws of American Land Lease, Inc.(incorporated herein by reference to 10-K). (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2002, Commission File No. 1-9360, filed on August 14, 2002).

4.1	Waiver regarding stock ownership restrictions between the Registrant and Terry Considine dated August 11, 2000 (incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2000, Commission File No. 1-9360, filed on April 2, 2001).

4.2	Waiver regarding stock ownership restrictions between the Registrant and Asset Investors Operating Partnership, L.P. dated August 11, 2000 (incorporated herein by reference to Exhibit 4.2 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2000, Commission File No. 1-9360, filed on April 2, 2001).

10.1*	Form of Indemnification Agreement between the Registrant and each Director of the Registrant (incorporated herein by reference to Appendix A to the Proxy Statement of the Registrant, Commission File No. 1-9360, dated May 18, 1987).

10.2*	1998 Stock Incentive Plan of the Registrant (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1998, Commission File No. 1-9360, filed on August 14, 1998).

10.8	Trust Agreement, dated as of November 3, 1997, between CAX DTR Securitization Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 10.9 to Commercial Assets, Inc.’s Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-2262, filed on November 14, 1997).

10.9	Note Purchase Agreement, dated as of November 3, 1997, among Structure Mortgage Trust 1997-2, CAX DTR Securitization Corp., and Painewebber Incorporated Company (incorporated herein by reference to Exhibit 10.9(a) to Commercial Assets, Inc.’s Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-2262, filed on November 14, 1997).

10.10	Trust Indenture and Security Agreement, dated as of November 3, 1997, between Structured Mortgage Trust 1997-2 and LaSalle National Bank, as Indenture Trustee Company (incorporated herein by reference to Exhibit 10.9(b) to Commercial Assets, Inc.’s Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-2262, filed on November 14, 1997).

10.11	Contribution Agreement, dated as of November 3, 1997, between Commercial Assets, Inc. and CAX DTR Securitization Corp. Company (incorporated herein by reference to Exhibit 10.9(c) to Commercial Assets, Inc.’s Current Report on Form 8-K dated November 3, 1997. Commission File No. 1-2262, filed on November 14, 1997).

10.12	Securitization Cooperation Agreement, dated as of November 3, 1997, among CAX DTR Securitization Corp., Commercial Assets, Inc., 1997-2, and Painewebber Incorporated Company (incorporated herein by reference to Exhibit 10.9 to Commercial Assets, Inc.’s dated November 3, 1997, Commission File No. 1-2262, filed on November 3, 1997, Commission File No. 1-2262, filed on November 14, 1997).

10.13	Securities Purchase Agreement, dated as of March 26, 1998, between Registrant and Westrec Marina Management, Inc. (incorporated herein by reference to Exhibit 10.1 to Commercial Assets, Inc.’s Quarterly Report on Form 10-Q dated March 31, 1998, Commission File No. 1-2262, filed on May 14, 1998).

10.14	Put and Call Agreement dated as of November 30, 1998, between the Registrant and Westrec Marina Management, Inc. and Michael M. Sachs (incorporated herein by reference to Exhibit 10.10(a) to Commercial Assets, Inc.’s Annual Report on Form 10-K dated December 31, 1998, Commission File No. I-2262, filed on March 25, 1999).

10.15	Secured Promissory Note dated as of November 30, 1998, between the Registrant and Michael M. Sachs (incorporated herein by reference to Exhibit 10.10 (a) to Commercial Assets, Inc.’s Annual Report on Form 10-K dated December 31, 1998, Commission File No. 1-2262, filed on March 25, 1999).

10.16	Secured Promissory Note dated September 13, 1999 between Robert G. Blatz and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K dated December 31, 1999, Commission File No. 1-2262, filed on March 28, 2000).

10.27	Secured Promissory Note dated January 2, 2001 between Shannon E. Smith and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-Q dated March 31, 2001, Commission File No. I-9360, filed on May 15, 2001).

10.28	Loan and Security agreement dated as of July 31, 2003 between American Land Lease, Inc. and Wachovia National Bank. (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Operating Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2	Certification of COO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.3	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

The following Current Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q:

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LAND LEASE INC.
(Registrant)

Date: November 10, 2003	By	/s/ Shannon E. Smith
Shannon E. Smith

Chief Financial Officer

16