Form 10-K
period 2003-12-31
AMERICAN LAND LEASE INC
filed 2004-03-12
CIK 804138

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-9360

AMERICAN LAND LEASE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1038736
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

29399 U.S. Hwy 19 North, Suite 320 Clearwater, Florida	33761
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 726-8868

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant, was approximately $119 million as of June 30, 2003. As of February 27, 2004, there were 7,213,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10–K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Proxy Statement for the registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMERICAN LAND LEASE, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2003

i

PART I

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report on Form 10-K (“Annual Report”) to Stockholders and our filings with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of these SEC filings, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include projections relating to our cash flow, dividends, anticipated returns on real estate investments and opportunities to acquire additional communities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, and performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of home sites; competition; the availability of real estate assets at prices which meet our investment criteria; our ability to reduce expense levels, implement rent increases, use leverage and other risks set forth in our SEC filings. In addition to the risks above, the Company’s continued qualification as a real estate investment trust (“REIT”) involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the documents that the Company files from time to time with the Securities and Exchange Commission.

Item 1. Business

In this report, the words “the Company,” “we,” “our,” “ANL” and “us” refer to American Land Lease, Inc., a Delaware corporation, our predecessor, Asset Investors Corporation, and, where appropriate, our subsidiaries.

Company Background

American Land Lease, Inc., a Delaware corporation, is a self-administered and self-managed REIT engaged in the ownership, development, expansion, management and acquisition of residential land lease communities. Residential land lease communities own home sites that are leased to owners of homes situated on the leased land and own various amenities provided for common use by the homeowners. The amenities consist of features that support the lifestyle of the community such as a clubhouse, pool, tennis courts, golf course, and/or marina. The communities consist of one or more subdivisions with features comparable to any typical residential subdivision, including central entrances, paved streets, signage and monumentation, and in some instances, sidewalks. We collect various amounts from the homeowners in our communities related to the lease of the home site, use of common facilities and areas, maintenance of lawns and common areas, collection of trash, providing water and wastewater services, payment of ad valorem taxes, operation of security services and maintenance of common infrastructure. The extent of the services provided varies by community.

As of December 31, 2003, we held interests as owner in 29 residential land lease communities, one of which includes a recreational vehicle park, with an approximate total of 6,579 operational home sites, 979 developed home sites, 1,437 undeveloped home sites and 129 recreational vehicle sites. An operational home site is defined as a home site that is or has been occupied by a home owned by a resident. A developed home site is defined as a home site for which infrastructure is complete, but either a home has not yet been constructed or the home constructed has not been occupied by a resident. An undeveloped home site is defined as a planned home site for which infrastructure is not complete. A recreational vehicle site is defined as a site that is equipped to allow a recreational vehicle to connect to water and electricity.

In support of the development, redevelopment, and expansion of our residential land lease communities, we are engaged, through a taxable subsidiary corporation, in the sale of homes to future residents. The home sales business is operated like other homebuilders with sales presentation centers, model homes designated for presentation, an inventory of completed homes and the ability to supply custom designed homes based upon the requirements of the new homeowner.

In May 1997, ANL contributed its net assets to Asset Investors Operating Partnership, L.P. (the “Operating Partnership”) in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership’s initial capital. Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends, if any, paid to holders of common stock. After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption by exchanging shares of our common stock in lieu of cash. At December 31, 2003, the Operating Partnership had 8,043,000 OP Units outstanding and we owned 7,104,000 OP Units comprising 88.3% of the Operating Partnership.

Our principal executive offices are located at 29399 U.S. Hwy 19 North, Suite 320, Clearwater, Florida 33761, and our telephone number is (727) 726-8868. Our common stock, par value $.01 per share “common stock”), is listed on the New York Stock Exchange under the symbol “ANL.” Our Annual Report on Form 10-K (the “Annual Report”), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, are available as soon as reasonably practicable after we electronically file such material and free of charge through our Internet website at www.americanlandlease.com. The information contained on our website is not incorporated into this Annual Report.

Recent Developments

Continuing Conversion of Undeveloped Home Sites and Developed Home Site Inventory to Leased Sites

We own an inventory of developed vacant sites within our portfolio of residential land lease communities. In addition, we own undeveloped land that is contiguous to existing occupied communities. Our development activities convert the undeveloped land into developed home sites. Our home sales business facilitates the conversion of these developed home sites into leased sites with long-term cash flows. In 2003, we entered into 397 new land leases related to the purchase of new homes, a 29.3% increase in this activity compared to the prior year. The changes in our leased sites for the year ended December 31, 2003 are shown in the table below:

Activity for Year Ended December, 31, 2003
New Leases facilitated by Home Sales	397
Leases terminated through removal of home or our repossession	(100)
Sales of homes previously repossessed	59
Sales of home sites	(32)
Purchase of home sites	130

Net increase in newly leased sites	454

Property Acquisitions

On October 17, 2003, the Company completed the acquisition of an age restricted residential land lease community in Central Florida comprised of 301 home sites and amenities. The total home sites are comprised of 130 leased sites and an additional 171 sites for future development. The total cost of the acquisition was $5.2 million, including $0.2 million in liabilities assumed related to below-market leases as of the acquisition date. The Company will also make significant investments for development in support of its leasing activities. Initial funding for the acquisition was provided by borrowings under the Company’s credit facility. The Company expects to repay the facility with operating cash flows and proceeds from permanent financing of the property.

During the year ended December 31, 2003, the Company acquired individual home sites at two communities where the resident owns certain home sites located within the community. The total cost was $0.2 million and was funded by borrowings under the Company’s credit facility.

Debt Financings

During the year ended December 31, 2003, we issued $24.7 million of three and ten-year term, non-recourse mortgage notes payable with both variable and fixed interest rates. The fixed rate notes totaled $8.4 million with a fixed rate of 5.65% and the variable rate notes totaled $16.3 million with an average rate of 3.67% at December 31, 2003. The variable rate notes were based upon the London Interbank Offered Rate (“LIBOR”) plus spreads ranging from 2.5% to 3.0% and, with respect to a portion of the notes, was subject to a floor of 6.5%. The proceeds were used to repay existing debt and to continue development of our residential land lease communities.

During the year ended December 31, 2003, we entered into a revolving line of credit with a new lender for a total commitment of $16 million. The loan bears interest at a rate equal to the thirty-day LIBOR plus 200 basis points. This interest-only note matures in July 2005. The availability of funds to the Company under the line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder. Based upon the application of these covenants as of December 31, 2003, $13,457,000 of the total commitment of $16,000,000 was available to the Company.

Property and Partnership Dispositions

In 2003, we sold a 28 home site community in Ben Salem, Pennsylvania to a third party for an aggregate sales price of approximately $1,115,000. The net proceeds of $1,097,000 were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes. We recognized a loss under generally accepted accounting principles (“GAAP”) of approximately $73,000, net of minority interest in the Operating Partnership.

During 2003 and 2002, the Company sold 11 and 3 home sites, respectively, for total consideration of $339,000 and $98,000, respectively, to existing residents in Arizona.

The Company owned an interest in two partnerships that develop, own and operate residential land lease communities. On July 25, 2003, the Company, through a joint venture, sold a residential land lease community consisting of 57 home sites and 12 recreational vehicle sites for $1,760,000. The Company received distributions of $40,000 during the year, coupled with a liquidating distribution from the joint venture of $691,000, and recorded a gain of $165,000. On September 11, 2003, the Company consummated the sale of its joint venture interest in a second real estate partnership. The Company received net proceeds of $1,961,000 and recorded a gain of $806,000. The Company has no further obligations to the joint ventures.

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

Industry Background

A residential land lease community is a residential subdivision designed and improved with sites for the placement of homes and related improvements and amenities. At this time, the homes constructed in residential land lease communities are primarily manufactured homes. Manufactured homes are detached, single-family homes which are produced off-site by manufacturers and installed on sites within the community. These homes are often improved with the addition of features constructed on site, including garages, screened rooms and carports. Manufactured homes are available in a variety of designs and floor plans, offering many amenities and custom options.

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

Residential land lease communities are primarily characterized as “all age” communities and “age restricted” communities. In “age restricted” communities, in a minimum of 80% of the homes, one of the residents must be at least 55 years old, and in “all” age communities there are no age restrictions on residents.

The owner of a home in our communities leases from us the site on which the home is located and acquires the right to utilize the community common areas and amenities. Typically, the leases are on a month-to-month or year-to-year basis, renewable upon the consent of both parties or, in some instances, as provided by statute for a term of four years. In some circumstances, we offer a 99-year non-transferable lease to residents in order to enable the resident to have some of the benefits of an owner of real property, including creditor protection laws in some states. These leases can be cancelled, depending on state law, for non-payment of rent, violation of community rules and regulations, or other specified defaults. Generally, rental rate increases are made on an annual basis. The size of these rental rate increases depends upon the policies that are in place at each community. We may, as an inducement to new homebuyers, make rent concessions, including fixed rental rates. Rental increases may be based on fixed dollar amounts, percentage amounts, inflation indices, or they may depend entirely on local market conditions. We own interests in the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and are responsible for enforcement of community guidelines and maintenance. Each homeowner within the residential land lease communities is responsible for the maintenance of his or her home and leased site, including lawn care in some communities.

Residential land lease communities, once fully occupied, tend to be a stable, predictable asset class. The investment by the individual in the ownership of a home on our land, combined with the cost and effort involved in relocating the home to another location, promotes a high level of home maintenance by the homeowner and encourages the owner of the home to resell it as located within the community. Additionally, the many individual homeowners within a community provide a diversification of risk.

Financial Information about Industry Segments

We operate in two reportable segments: real estate (ownership of land leases, land development, investment acquisition and disposition) and home sales (sale of homes, both new and used, to be sited on land owned by the Company). See the consolidated financial statements, including their notes, in Item 8 of this Annual Report.

Growth and Operating Strategies

Our primary objective is to maximize total risk-adjusted stockholder returns over the long term by increasing operating cash flow and increasing the amount and predictability of Funds From Operations or “FFO” (as defined by the National Association of Real Estate Investment Trusts) per share, less an allowance for capital replacement and enhancement spending. For a description of the meaning of FFO, see the discussion entitled, “Funds From Operations,” in Item 7 of this Annual Report. We implement operating and financing strategies in response to our objectives, which include the following:

•	improving net operating income from our existing portfolio of residential land lease communities;

•	leasing unoccupied sites in our development portfolio, through the sale of homes by our home sales division;

•	acquiring additional communities at values that are accretive on a per share basis; and

•	acquiring additional development property that is suitable for development as a residential land lease community.

Company Policies

Management has adopted specific policies to accomplish our objective of increasing the amount and predictability of our FFO on a per share basis, less a reserve for capital replacements and enhancements. These policies include:

•	acquiring residential land lease communities that have potential for long-term appreciation of value through, among other things, rent increases, expense efficiencies and in-community home site development;

•	improving the profitability of our communities through management of occupancy, rent collection, community development and operating expense controls;

•	providing capital replacement expenditures in support of the continued maintenance of our communities (2003 expenditures approximated $115 per developed home site);

•	developing and maintaining resident satisfaction and a reputation for quality communities through maintenance of the physical condition of our communities and providing activities that improve the community lifestyle;

•	using our home sales division to increase occupancy rate at our communities by (i) selling homes to be situated on presently unoccupied sites at our development communities and (ii) selling previously owned homes in all communities;

•	using our home sales division to upgrade the quality of homes placed on home sites within the community;

•	developing additional home sites on land we own that is contiguous to existing communities;

•	seeking to reduce our exposure to downturns in regional real estate markets by diversifying the location of our portfolio of communities (at year end, based on total home sites, 76% of our properties are in Florida, 23% are in Arizona and 1% are in New Jersey);

•	increasing our financial returns through the use of primarily long-term, non-recourse debt leverage;

•	managing our exposure to interest rate fluctuations by utilizing primarily long-term, fixed-rate debt (73% of our total debt is fixed rate at year end); and

•	recruiting and retaining capable management and professional staff at the community management level and above.

Future Acquisitions

Our acquisition of interests in residential land lease communities can take many forms. In many cases, we acquire fee title to the community. Alternatively, we may enter into joint venture agreements on a community-by-community basis as opportunities arise. For communities with a significant quantity of unleased home sites, we seek a stable return from the community during the development and lease-up phase while also seeking to participate in future increased earnings after development is completed and the sites are leased. We may undertake these activities directly or seek to accomplish this goal by making participating loans to others that are non-recourse to the borrowers and secured by the property. In general, these participating mortgages earn interest at fixed rates and, in addition, participate in profits or revenues from the community.

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

We believe that our focus on the age-restricted portion of the residential land lease community business is attractive at this time because the number of households with persons 55 to 64 years old is projected to increase by over 47.8% by the year 2010, according to the U.S. Census Bureau.

We are actively seeking to acquire additional communities and we are currently engaged in various stages of negotiations relating to the possible acquisition of a number of communities. The acquisition of interests in additional communities or other business activities could result in changes in our capital structure through the issuance, or assumption, of additional debt and the issuance of equity.

When evaluating and structuring potential acquisitions, we consider such factors as:

•	the location and type of property;

•	the value of the homes located on the leased land;

•	the improvements, such as golf courses and swimming pools, at the property;

•	the current and projected cash flow of the property and our ability to increase cash flow;

•	the potential for capital appreciation of the property;

•	the terms of resident leases, including the potential for rent and other revenue increases;

•	the tax and regulatory environment of the community in which the property is located;

•	the income tax consequences, including the possible effect on our REIT status;

•	the potential for expansion of the physical layout of the property and the number of sites;

•	the occupancy and demand by residents for properties of a similar type in the vicinity;

•	the credit of the residents in a community;

•	the prospects for liquidity through sale, financing or refinancing of the property;

•	the competition from existing residential land lease communities;

•	the potential for the construction of new communities in the area; and

•	the replacement cost of the property.

Expansion of Existing Communities

We expect to increase the number of leased home sites and the amount of earnings generated from our existing portfolio of residential land lease communities through marketing campaigns aimed at increasing new home sales that result in the origination of new leases and increased occupancy. We also expect to seek expansion through future acquisitions and expansion of the number of sites available to be leased to residents, if justified by local market conditions and permitted by zoning and other applicable laws. As of December 31, 2003, we held interests in 29 communities with approximately 6,579 operational home sites, 979 developed home sites, 1,437 undeveloped home sites and 129 recreational vehicle sites.

Competition

There are numerous housing alternatives that compete with our residential land lease communities in attracting residents. Our properties compete for residents with other residential land lease communities, multifamily rental apartments, single-family homes and condominiums. The number of competitors and relative price of competing alternatives in a particular area has a material effect on our ability to attract and maintain residents, and on the rents we are able to charge for home sites. The relative price of competing product is measured based upon the total cost of occupancy to the resident. Historically, mortgage finance rates for manufactured homes have been substantially higher for borrowers of equivalent credit when compared to mortgage finance rates available for single-family, site-built housing on land owned in fee simple.

In acquiring assets, we compete with other REITs, pension funds, insurance companies, and other investors, many of which have greater financial resources than we do and the ability to procure more attractively priced capital.

Taxation of the Company

We have elected to be taxed as a REIT under the Code, commencing with our taxable year ended December 31, 1986, and we intend to continue to operate in such a manner. Our current and continuing qualification as a REIT depends on our ability to meet the various requirements imposed by the Code, through actual operating results, including income and asset requirements, distribution levels and diversity of stock ownership. In addition, our ability to qualify as a REIT depends in part upon the actions of third parties over which we have no control or limited influence.

If we qualify for taxation as a REIT, we will generally not be subject to U.S. federal corporate income tax on our net income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” (at the corporate and stockholder levels) that may result from investment in a corporation under current law. However, our stockholders are generally subject to tax on dividends received from us at regular ordinary income rates (up to a 35% maximum federal rate under current law). They are generally not eligible for tax at the lower capital gain rates (15% maximum) that apply, in the case of stockholders who are individuals, to dividends received from taxable domestic corporations under current law. The extent to which the dividends we pay are treated as ordinary income varies and portion of the dividends we pay may be subject to more favorable tax treatment for our shareholders than the tax attributable to ordinary income, such as the portion of the dividends that are return of capital, capital gains or uncaptured section 1250 gain. See “Dividends and Distributions” below.

If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to U.S. federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes and to U.S. federal income and excise taxes and penalties, including taxes on our undistributed income.

If in any taxable year we fail to qualify as a REIT and incur additional tax liability, we may need to borrow funds or liquidate investments in order to pay the applicable tax, and we would not be compelled to make distributions under the Code. Unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us to fail to qualify as a REIT or may cause our Board of Directors to revoke the REIT election.

Certain of our operations, including our home sales business and golf course activities, are conducted through Taxable REIT Subsidiaries, each of which we refer to as a “taxable subsidiary.” A taxable subsidiary is a corporation that has not elected REIT status and, as such, is subject to United States federal corporate income tax. We use the taxable subsidiary format to facilitate our ability to offer certain services and activities to our residents that would not otherwise be permitted under the REIT rules if provided directly by us or by the Operating Partnership.

At December 31, 2003, our net operating loss (“NOL”) carryover was approximately $64,000,000 for the parent REIT entity, and $2,271,000 for our taxable subsidiaries that are consolidated for financial reporting, but not for federal income tax purposes. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of our REIT taxable income and to reduce the amount that we are required to distribute to stockholders to maintain our status as a REIT. It does not, however, affect the tax treatment to shareholders of any distributions that we make. The REIT’s and the taxable subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2022, respectively.

We and our stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which they or we transact business or reside. The state and local tax treatment that we and our stockholders receive may not conform to the United States federal income tax treatment.

Regulation

General

Residential land lease communities, like other housing alternatives, are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, clubhouses and other common areas. We believe that we have obtained the necessary permits and approvals to operate each of our properties in conformity with these laws. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws affecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect our cash flows from operating activities. In addition, future enactment of rent control or rent stabilization laws, or other laws regulating housing, may reduce rental revenue or increase operating costs in particular markets.

Americans with Disabilities Act and Fair Housing Act

Our current properties and any newly acquired communities must comply with the Americans with Disabilities Act (the “ADA”) and the Fair Housing Act (the “FHA”). The ADA generally requires that public facilities, such as clubhouses, swimming pools and recreation areas be made accessible to people with disabilities. Many of our communities have public facilities. In order to comply with the ADA requirements, we have made improvements at our communities in order to remove barriers to access. If we should ever fail to comply with ADA regulations, we could be fined or we could be forced to pay damages to private litigants. We have made those changes which we believe are appropriate and required by the ADA and we believe that our properties are in compliance with the requirements of the ADA. In the event that we incur any further costs related to ADA compliance we believe these costs can be recovered from cash flow from the individual properties without causing any material adverse effect. If ongoing changes involve a greater expenditure than we currently anticipate, or if the changes must be made on a more accelerated basis than we anticipate, our ability to make distributions could be adversely affected. The FHA requires that we allow residents, at their own expense and subject to our review, to make private facilities within our communities accessible to people with disabilities. When requested by residents, we believe we have made the appropriate and required accommodations to enable them to make the improvements.

Rent Control Legislation

State and local laws might limit our ability to increase rents on some of our properties, and thereby, limit our ability to recover increases in operating expenses and the costs of capital improvements. Enactment of rent control laws has been considered from time to time in jurisdictions in which we operate and are currently in effect at one property, located in New Jersey, which we own. We presently expect to maintain residential land lease communities, and may purchase additional properties, in markets that are either subject to rent control laws, or in which such legislation may be enacted.

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

Insurance

We believe that our properties are covered by adequate fire, flood, property, and business interruption insurance policies. It is our policy to purchase insurance policies that contain commercially reasonable deductibles and limits from reputable insurers. In the event of changes in the insurance markets, we may be unable to purchase policies with deductibles and limits equal to the coverage currently in place or the costs to procure such coverage may increase at a rate in excess of our ability to recover these costs through increased rental rates. We also believe that we have obtained adequate title insurance policies insuring fee title to properties we have acquired. In the event that a community is subject to a casualty that results in our residents’ homes being destroyed, insurance proceeds may not be sufficient to replace the rental income lost from the termination of the residents’ leases until such time as we are able to originate new ground leases through our home sales division. We believe our properties present a target of lower interest relative to alternative targets for acts of terrorism because of their diversification, their residential nature, and the lack of any significant political, cultural or economic centers within our communities. Because we may not be able to obtain coverage for terrorist acts at rates that correspond to the perceived level of risk, we may elect not to purchase insurance for such losses caused by acts of terrorism.

Capital Resources

We have used our available cash balances, our cash flow and our long-term and short-term financing arrangements to provide working capital to support our operations, to fund development in our existing communities, to pay dividends and to acquire assets. Future acquisitions and continued development of our communities will be financed by the most appropriate sources of capital, which may include our available cash balances; undistributed FFO; long-term secured debt; short-term secured debt; the issuance of additional equity securities, including interests in the Operating Partnership; or additional sources as determined by management. This flexibility allows us to offer multiple choices of “acquisition currency” to potential sellers of residential land lease communities, which may enable the seller to defer some or all of the tax consequences of a sale. We believe that this flexibility may offer sellers an incentive to enter into transactions with us on favorable terms.

Without further stockholder approval, we are authorized to issue up to 12,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of February 27, 2004, approximately 7,213,000 shares of common stock were outstanding. The Board of Directors is authorized to issue additional classes of stock (including preferred stock) and OP Units (and other units in the Operating Partnership) without stockholder approval. Depending upon the terms set by the Board of Directors, the authorization and issuance of preferred stock or other new classes of stock could adversely affect existing stockholders. Future offerings of stock may result in the reduction of the net tangible book value per outstanding share and a reduction in the market price of the stock. We are unable to estimate the amount, timing or nature of such future offerings, as any such offerings will depend on general market conditions or other factors. As of February 27, 2004, we have not authorized or issued additional classes of stock.

Dividend Reinvestment and Stock Purchase Plan

In 2002, we initiated a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) that allows shareholders to acquire additional shares of common stock by reinvesting some or all of the cash dividends paid on our outstanding common stock. In addition, the Plan permits monthly optional cash investments that are subject to a minimum purchase amount of $250 and a maximum quarterly purchase limit of $5,000 per shareholder, without approval from the Board of Directors. Optional cash investments in excess of $5,000 per shareholder are subject to approval by the Board of Directors. Shares may be acquired pursuant to the Plan directly from us at a price equal to the average of the daily high and low sales prices of our common stock as reported on the New York Stock Exchange during the ten trading days prior to the date of the investment, less a possible discount determined by us of up to 5%, generally without payment of any brokerage commission or service charge by the investor. During 2003, approximately 35,000 shares of common stock were issued pursuant to the Plan.

Restrictions on and Ownership of Common Stock

To qualify to be taxed as a REIT, we must comply with certain ownership limitations with respect to shares of our common stock. Our Certificate of Incorporation provides that no person is permitted to acquire or own, directly or indirectly, more than 5% of the aggregate value of the outstanding shares of any class of our stock unless our board of directors waives this restriction. If any unpermitted transfer of shares of our stock would result in a person owning greater than 5% of the aggregate value of the outstanding shares of any class of our stock, all shares owned by that person that are in excess of the 5% limit will be transferred in trust for the benefit of a charitable beneficiary. Within 90 days of receiving notice from us that shares of stock have been transferred to the trust, the trustee of the trust shall sell the shares held in trust and distribute the proceeds from the sale of the shares in the following manner:

•	the prohibited owner whose shares were transferred to the trust will receive the lesser of the amount that the prohibited owner paid for the shares or the amount the trustee receives for the shares; and

•	any further amounts remaining from the sale will be transferred to a charitable beneficiary.

At the end of each year, every owner of more than a prescribed percentage (5% where there are more than 2,000 record shareholders, and 1% where there are more than 200 but less than 2,000 record shareholders) of the outstanding shares of our stock will be required to provide us with written notice stating the name and address of the owner, the number of shares held, and a description of the manner of ownership.

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

Effective August 11, 2000, our Board of Directors authorized waivers for certain other stockholders, including the Operating Partnership (which acquired stock of the Company in connection with its merger with Commercial Assets, Inc.) and Mr. Terry Considine, our Chief Executive Officer, from the 5% ownership limitations that generally apply. In the case of Mr. Considine, a special limitation restricts his maximum ownership to the lesser of (i) 29%, or (ii) 34% minus the sum of waivers given to other holders of our outstanding common stock except for the Operating Partnership.

Employees

As of December 31, 2003, we employed 193 persons that devoted their full-time attention to our communities and certain part-time employees as seasonal or other circumstances dictate. Our employees are not represented by a union and we have never experienced a work stoppage. We believe that we maintain satisfactory relations with our employees.

Company Web Site and Access to Filed Reports

The Company maintains an Internet Web site at www.americanlandlease.com. The Company provides access to its reports filed with the Securities and Exchange Commission (“SEC”), its Code of Business Conduct and Ethics, the charters of the Company’s most important committees of the Board of Directors (including those for the audit, compensation and nominating/corporate governance committees) and the Company’s Governance Guidelines through this Web site. The SEC reports are available as soon as reasonably practicable after the reports are filed electronically with the SEC. In addition, paper copies of annual and periodic reports filed with the SEC, the Code of Business Conduct and Ethics, the Code of Ethics for Principal Executive and Senior Financial Officers, important board committee charters and Corporate Governance Guidelines may be obtained by contacting the Company’s headquarters at the address located within the SEC filings or under Investor Relations, Financials, on the aforementioned web site.

Item 2. Properties.

The residential land lease communities in which we have interests are primarily located in Florida and Arizona and are concentrated in or around four metropolitan areas: Tampa, Fort Myers and Orlando, Florida and Phoenix, Arizona. We hold interests in each of these communities as owner in fee simple. The following table sets forth the states in which the communities we held an interest on December 31, 2003 are located:

		Number of Sites
	Number of Communities	Operational Home Sites	Developed Home Sites	Undeveloped Home Sites	Recreational Vehicle Sites
Florida	18	4,863	802	1,302	—
Arizona	10	1,626	177	135	129
New Jersey	1	90	—	—	—

Total	29	6,579	979	1,437	129

The following table sets forth information as of December 31, 2003 regarding each residential land lease community in which we held an interest.

Community	Location	Operational Home Sites [1]	Occupancy	Average Monthly Rent	RV Sites	Undeveloped Home Sites	Developed Home Sites	Year(s) First Developed
Owned Communities
Blue Heron Pines	Punta Gorda, FL	263	100%	$335	—	79	69	1983/1999
Brentwood Estates	Hudson, FL	111	95%	267	—	48	35	1984
Serendipity	Ft. Myers, FL	338	96%	316	—	—	—	1971/1974
Stonebrook	Homosassa, FL	145	100%	277	—	—	73	1987/1997
Sunlake Estates	Grand Island, FL	311	100%	317	—	—	94	1980
Sun Valley	Tarpon Springs, FL	261	99%	356	—	—	—	1972
Caribbean Cove	Orlando, FL	270	90%	339	—	—	15	1984
Forest View	Homosassa, FL	235	100%	282	—	—	71	1987/1997
Gulfstream Harbor	Orlando, FL	382	99%	380	—	50	0	1980
Gulfstream Harbor II	Orlando, FL	302	100%	372	—	35	5	1988
Lakeshore Villas	Tampa, FL	281	99%	390	—	—	—	1972
Park Royale	Pinellas Park, FL	281	97%	404	—	—	28	1971
Pleasant Living	Riverview, FL	245	97%	323	—	—	1	1979
Riverside GCC	Ruskin, FL	315	100%	465	—	568	54	1981/2002
Royal Palm Village	Haines City, FL	255	98%	299	—	114	21	1971
Cypress Greens	Lakeland, FL	141	96%	229	—	—	121	1986
Savanna Club	Port St. Lucie, FL	597	100%	235	—	408	44	1999/2001
Woodlands	Groveland, FL	130	100%	240	—	—	171	1979

	Sub-total Florida	4,863	98%	$329		1,302	802

Blue Star	Apache Junction, AZ	22	73%	269	129	—	—	1955
Brentwood West	Mesa, AZ	350	95%	413	—	—	—	1972/1987
Casa Encanta	Mesa, AZ	—	0%	—	—	135	—	1970
Desert Harbor	Apache Junction, AZ	128	94%	349	—	—	79	1997
Fiesta Village	Mesa, AZ	170	72%	338	—	—	—	1962
La Casa Blanca	Apache Junction, AZ	198	90%	359	—	—	—	1993
Lost Dutchman	Apache Junction, AZ	162	94%	294	—	—	98	1971/1979/1999
New Era	Tucson & Marana, AZ	16	88%	330	—	—	—	1998
Rancho Mirage	Apache Junction, AZ	312	92%	380	—	—	—	1994
Sun Valley	Apache Junction, AZ	268	94%	302	—	—	—	1984

	Sub-total Arizona	1,626	91%	$355	129	135	177

Mullica Woods	Egg Harbor City, NJ	90	100%	466	—	—	—	1985

Total Communities	29	6,579	97%	$337	129	1,437	979

[1]	We define operational home sites as those sites within our portfolio that have been leased to a resident during our ownership of the community. Since our portfolio contains a large inventory of developed home sites that have not been occupied during our ownership, we have expressed occupancy as the number of occupied sites as a percentage of operational home sites. We believe this measure most accurately describes the performance of an individual property relative to prior periods and other properties within our portfolio. The occupancy of all developed sites was 84% across the entire portfolio. Including sites not yet developed, occupancy was 71% at December 31, 2003.

At December 31, 2003, these properties contain, on average, 310 sites, with the largest property containing 1,049 home sites. These properties offer residents a range of amenities, including swimming pools, clubhouses, marinas, golf courses and tennis courts.

At December 31, 2003, 24 of these properties were encumbered by mortgage indebtedness totaling $119.2 million. These properties represent approximately 86.7% of our developed home sites. The 24 properties securing our mortgage indebtedness have a combined net book value of approximately $190.5 million and the indebtedness has a weighted average effective interest rate of 6.9% and a weighted average maturity of 12.0 years. As of December 31, 2003, 97.6% of our outstanding debt secured by properties was long-term (maturities over one year) and 2.4% was short-term (maturities less than one year). In addition, 4 properties were encumbered by our line of credit. These properties represent approximately 10.4% of our developed home sites and have a combined net book value of approximately $27.1 million. See the consolidated financial statements, including their notes, in Item 8 of this report on Form 10-K for additional information about our indebtedness.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “ANL.” The following table sets forth the quarterly high and low sales prices of the common stock, as reported on the NYSE, and the dividends paid by us for the periods indicated:

	High	Low	Dividends
2003
First Quarter	$16.23	$13.95	$.25
Second Quarter	17.36	15.01	.25
Third Quarter	18.78	16.90	.25
Fourth Quarter	20.55	17.96	.25

2002
First Quarter	$13.74	$13.30	$.25
Second Quarter	15.35	13.50	.25
Third Quarter	15.39	13.20	.25
Fourth Quarter	14.49	13.75	.25

2001
First Quarter	$12.75	$9.88	$.25
Second Quarter	12.56	11.31	.25
Third Quarter	14.06	12.25	.25
Fourth Quarter	13.50	12.50	.25

On February 27, 2004, there were approximately 7,213,000 shares of common stock outstanding, held by approximately 1,686 stockholders of record, and approximately 949,000 OP Units outstanding.

As a REIT, we are required to distribute annually to holders of common stock at least 90% of our “real estate investment trust taxable income,” which, as defined by the Code and United States Treasury regulations, is generally equivalent to net taxable ordinary income. However, our NOL may be used to offset all or a portion of our REIT taxable income, which may allow us to reduce or eliminate our dividends paid and still maintain our REIT status. We measure our economic profitability based on FFO, less capital replacements during the relevant period. The future payment of dividends by us will be at the discretion of the Board of Directors and will depend on numerous factors including our financial condition, our capital requirements, the annual distribution requirements under the provisions of the Code applicable to REITs, and such other factors as the Board of Directors deems relevant.

From time to time, we issue shares of common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Operating Partnership. Such shares are issued based on an exchange ratio of one share for each OP Unit. The shares are issued in exchange for OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof. During the year ended December 31, 2003, approximately 26,000 shares of common stock were issued in exchange for OP Units.

Item 6. Selected Financial Data.

The following selected financial data for the Company is based on audited historical financial statements. This information should be read in conjunction with such financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein or in previous filings with the Securities and Exchange Commission.

Operating and Balance Sheet Data (in thousands, except per share data):

	2003	2002(1)	2001(1)	2000(1)	1999(1)
RENTAL PROPERTY OPERATIONS
Income from rental property operations	$13,435	$12,004	$8,386	$7,006	$8,748
HOME SALES OPERATIONS
Income (loss) from home sales operations	3,324	342	(375)	(709)	—
SERVICE OPERATIONS
Loss from service operations	—	—	—	(1,374)	(1,986)
OTHER OPERATIONS
General and administrative expenses	(2,720)	(1,954)	(1,728)	(1,798)	(1,530)
Interest and other income	524	927	1,504	960	306
Gain on sale of interest in real estate partnerships	971	—	—	—	—
Interest expense	(5,381)	(4,751)	(4,286)	(4,199)	(3,846)
Loss from early extinguishment of debt	—	—	—	—	(75)
Reincorporation expenses	—	—	—	—	(120)
Equity in income (losses) of unconsolidated entities	37	(2)	65	712	872

INCOME BEFORE TAXES AND MINORITY INTEREST IN OPERATING PARTNERSHIP	10,190	6,566	3,566	598	2,369
Income tax (expense) benefit	—	—	(600)	—	400

INCOME BEFORE MINORITY INTEREST IN OPERATING PARTNERSHIP	10,190	6,566	2,966	598	2,769
Minority interest in Operating Partnership	(1,216)	(803)	(472)	(88)	(435)

INCOME FROM CONTINUING OPERATIONS	8,974	5,763	2,494	510	2,334
(Loss) income from discontinued operations	(156)	87	3,636	464	72

NET INCOME	$8,818	$5,850	$6,130	$974	$2,406

Basic earnings per share from continuing operations	$1.30	$0.86	$0.37	$0.08	$0.42
Basic (loss) earnings from discontinued operations	(0.02)	0.01	0.53	0.08	0.01

Basic earnings	$1.28	$0.87	$0.90	$0.16	$0.43

Diluted earnings per share from continuing operations	$1.27	$0.85	$0.36	$0.08	$0.42
Diluted (loss) earnings from discontinued operations	(0.03)	0.01	0.53	0.08	0.01

Diluted earnings	$1.24	$0.86	$0.89	$0.16	$0.43

Dividends declared	$1.00	$1.00	$1.00	$1.00	$1.00

Weighted average common shares outstanding	6,877	6,741	6,847	6,244	5,538

Weighted average common shares and common share equivalents outstanding	7,093	6,826	6,878	6,244	5,544

(1)	Certain reclassifications have been made to the 2002, 2001, 2000 and 1999 amounts to conform to the 2003 presentation. These reclassifications primarily represent presentation changes related to discontinued operations resulting from the adoption of Statement of Financial Accounting Standards No. 144. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Impairment of Long-Lived Assets.”

	2003	2002(1)	2001(1)	2000(1)	1999(1)
BALANCE SHEET DATA
Real estate, before accumulated depreciation	$246,190	$224,442	$210,247	$207,395	$115,716
Real estate, net of accumulated depreciation	226,078	206,624	194,719	195,389	108,682
Investment in participating mortgages	—	—	—	—	22,475
Investment in Commercial Assets	—	—	—	—	19,486
Investment in unconsolidated real estate partnerships	—	1,684	1,754	1,754	—
Total assets	247,096	228,843	216,591	216,302	159,093
Secured long-term notes payable	119,194	97,201	93,897	89,697	53,994
Secured short-term financing	10,659	19,118	13,251	7,867	2,610
Minority interest in Operating Partnership and other entities	14,014	13,130	14,071	15,387	15,236
Stockholders’ equity	94,801	91,842	90,662	97,535	83,852

OTHER DATA

Net cash flow from:
Operating activities	12,442	11,677	3,710	6,468	5,764
Investing activities	(17,627)	(13,483)	965	(4,681)	(5,410)
Financing activities	6,026	2,422	(5,285)	(1,140)	(1,210)

Portfolio components:
Operational home sites	6,579	6,083	5,855	6,350	4,524
Developed home sites	979	1,125	1,065	1,291	1,129
Undeveloped home sites	1,437	1,543	1,896	1,761	1,380

Total	8,995	8,751	8,816	9,402	7,033

(1)	Certain reclassifications have been made to the 2002, 2001, 2000 and 1999 amounts to conform to the 2003 presentation. These reclassifications primarily represent presentation changes related to discontinued operations resulting from the adoption of Statement of Financial Accounting Standards No. 144. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Impairment of Long-Lived Assets.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

American Land Lease is in the business of owning and leasing residential land. Our current business focuses on the ownership of land and generation of these leases within adult or retirement (55+) communities; we focus on these communities for the following reasons:

•	Current demographic projections predict that the customer base for this asset class will grow for the next 20+ years.

•	The residents have established credit histories and therefore are able to obtain favorable financing or pay cash for their home – making significant equity investments to the leasehold estate that secures our lease.

•	The residents, as a result of their retired or semi-retired status, are less affected by current economic changes – thereby making their continued rental payments more stable and the continued sales of homes in our communities more consistent year to year.

•	The company has developed and therefore is able to leverage its current marketing, brand, and management expertise.

The Company seeks growth through home sales to fill unoccupied home sites in current subdivisions, development of its land portfolio to increase the inventory of available home sites, and the selective acquisition of communities and development opportunities.

This business model presents a number of challenges and risks for the Company’s management. Several of these risks are:

•	The continued development of additional home sites is a capital-intensive activity that requires substantial investments to be made in advance of returns.

•	Older homes may depreciate or become obsolete.

•	Changes in the interest rate environment may have an adverse impact our new home sales customers’ ability to realize sufficient proceeds from the sale of their present home or finance a new purchase, therefore limiting their financial ability to acquire new homes in our communities.

•	The cost of developing additional home sites and communities may increase at a rate or to a level that may exceed the costs projected at the point of the initial investment by the Company.

•	Based upon the above and other factors, the rate of sale of new homes may be substantially slower than projected at the point of the initial investment by the Company, resulting in returns on investment materially different from original projections.

The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the financial statements incorporated by reference in Item 8 of this Annual Report.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require us to make estimates and assumptions. We believe that of our significant accounting policies (see Note B to the consolidated financial statements in Item 8 of this Annual Report), the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” This standard superceded SFAS No. 121, “Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of,” but also retained its basic provision requiring (i) recognition of an impairment loss of the carrying amount of a long-lived asset if it is not recoverable from its undiscounted cash flows and (ii) measurement of an impairment loss as the difference between the carrying amount and fair value of the asset unless an asset is held for sale, in which case it would be stated at the lower of carrying amount or fair value less costs to dispose. However, SFAS No. 144 also describes a probability-weighted cash flow estimation approach to deal with situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated. The determination of undiscounted cash flows requires significant estimates made by management (such as estimating future net operating income and estimating fair value upon sale of each property owned) and considers the expected course of action at the balance sheet date. Subsequent changes in estimated undiscounted cash flows arising from changes in anticipated actions could impact the determination of whether an impairment exists.

The Company reviews its long-lived assets used in operations for impairment when there is an event or change in circumstances that indicates an impairment in value. An asset is considered impaired when the undiscounted future cash flows are not sufficient to recover the asset’s carrying amount of the asset over its fair value. The Company records impairment losses and reduces the carrying amount of assets held for sale when the carrying amount exceeds the estimated selling proceeds less the costs to sell.

In 2003, the Company recorded an impairment charge of $151,000 for a land lease community located in Arizona. If the Company’s estimate of the fair value of this community was reduced by 10%, the amount of the impairment charge would have increased $41,000 to a total of $192,000. The Company has classified this asset as held for sale and has reported the activities of this community in discontinued operations.

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

The most significant capitalized cost is interest. We capitalize interest when the following three conditions are present: (i) expenditures for the asset have been made, (ii) activities necessary to get the asset ready for its intended use are in progress and (iii) interest cost is being incurred. Our determination of the activities in progress for a development property is subject to professional judgment. The most significant judgment is the determination to capitalize interest relating to the ownership of land being developed as new home sites. In many cases, the development activity is expected to take place over several years and in multiple phases. It is our conclusion that the entirety of each parcel is under development and is a qualifying asset. Accordingly, interest is capitalized with respect to the entire parcel until such time as development activities cease or the individual home site is ready for its intended use. During 2003, 2002, and 2001, capitalized interest was approximately $3,312,000, $3,426,000, and $2,916,000, respectively. We regularly review the amount of capitalized costs in conjunction with our review of impairment of long-lived assets. Based on the level of development activity in 2003, if our development activities decrease such that 10% of our assets qualifying for capitalization of interest are no longer qualified, the amount of capitalized interest would have been reduced by $348,000.

Rental Property Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 30 to 45 years for buildings and 5 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers compared to inventory we own, inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results. On a quarterly basis, we review each home in inventory that is older than one year and evaluate our carrying amount versus recent offers, comparable sales, and our asking price in order to derive an estimate of its market value. In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales in the current period. As of December 31, 2003,

$1,121,000 of our total inventory of $10,403,000 was older than one year. For the years ended December 31, 2003 and 2002 we recorded a charge of $580,000 and $226,000, respectively to write carrying amounts down to market value. If the Company’s estimate of fair value was overstated by 10%, the Company would record a write down to fair value, less a normalized margin, of $1,040,000 based upon the carrying value of inventory as of December 31, 2003.

Legal Contingencies

The Company is currently involved in certain legal proceedings. The Company does not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions and the effectiveness of strategies, related to these proceedings. The amount of loss contingencies involving litigation, for which a loss is probable and which can be reasonably estimated, is determined through consultation with legal counsel representing the Company. Our evaluation of loss contingencies arising from litigation, claims and assessments, considers unasserted claims and associated estimates of loss, if any, are provided to the extent probable and reasonably estimable. See “Item 3. Legal Proceedings.”

RESULTS OF OPERATIONS FOR THE

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

The following discussion and analysis of consolidated results of operations and financial condition should be read in conjunction with our consolidated financial statements including their Notes in Item 8 of this Annual Report.

Inflation

We do not believe that changes in inflation rates would have a material adverse effect on our business. We believe that since our lease rates are determined annually for a majority of our leased sites, we would be able to recover increases in product and service costs caused by inflation through changes in lease rates.

Comparison of 2003 to 2002

Net Income

We recognized net income of $8,818,000 for the year ended December 31, 2003, compared to net income of $5,850,000 for the year ended December 31, 2002. The following paragraphs discuss the results of operations in detail.

Rental Property Operations

Rental and other property revenues from our owned properties totaled $25,873,000 for the year ended December 31, 2003 compared to $23,811,000 for the year ended December 31, 2002, an increase of $2,062,000 or 8.7%. The increase in property operating revenue was a result of:

•	$1,887,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$116,000 increase in late fees, net of amounts written off as uncollectable,

•	$37,000 increase in other property income,

•	$35,000 increase in the pass on of property tax allocations to residents correlated with the increase in certain property tax expenses,

•	$4,000 increase in income from our mini storage property, all offset by a

•	$17,000 decrease in rents for recreational vehicle sites.

Golf course operating revenues totaled $827,000 for the year ended December 31, 2003 compared to $736,000 for the year ended December 31, 2002, an increase of $91,000 or 12.4%. Golf revenues increased at all three communities that operate golf courses.

Property operating expenses from our owned properties totaled $9,373,000 for the year ended December 31, 2003 compared to $8,819,000 for the same period in 2002, an increase of $554,000 or 6.3%. The increase in property operating expenses was a result of:

•	$208,000 increase in salaries, wages and benefits,

•	$204,000 increase in property operating overhead,

•	$88,000 increase in property taxes,

•	$35,000 increase in other property level expenses, and a

•	$19,000 increase in utility operations maintenance and repairs at company owned utility plants.

Golf course operating expenses totaled $1,222,000 for the year ended December 31, 2003 compared to $1,222,000 for the year ended December 31, 2002.

Depreciation expense was $2,670,000 during the year ended December 31, 2003 compared to $2,502,000 during the same period in 2002. The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites and the acquisition of one community in 2003.

Same store property revenues for 2003 increased by 8.6% from the year ended December 31, 2002, consisting of an 8.2% increase from same store rental revenues and 0.4% increase from golf revenues. Expenses related to those revenues increased 3.9% over that same period, consisting of a 3.9% increase in same store rental expenses and no increase in golf expenses. Same store property net operating income increased 11.1% for the year ended December 31, 2003. Our same store base included 98% of our property operating revenues for year ended December 31, 2003. A significant portion of the increase in same store revenues and net operating income is attributable to sites that were leased during 2002 and 2003 in conjunction with the Company’s home sales and development activities.

The Company believes that same store information provides the user of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the year ended December 31, 2003 and 2002, determined in accordance with GAAP, is reflected in the table on the following page (in thousands):

		Twelve Months Ended December 31, 2003	Twelve Months Ended December 31, 2002	Change	% Change	Contribution to Same Store % Change(1)
Same store property revenues		$25,469	$23,480	$1,989	8.5%	8.2%
Same store golf revenues		827	736	91	12.4%	0.4%

Same store revenues	A	26,296	24,216	2,080	8.6%	8.6%

Mini Storage revenue		288	283	5	1.8%
Acquisition Property Rental Revenues		77	—	77	100.0%
Revenues related to interest income		39	48	(9)	(18.8)%

Total property revenues	C	$26,700	$24,547	$2,153	8.8%

Same store property expense		$7,561	$7,229	$332	4.6%	3.9%
Same store golf expenses		1,222	1,222	—	0.0%	0.0

Same store expenses	B	8,783	8,451	332	3.9%	3.9%

Mini Storage expenses		155	183	(28)	(15.3)%
Acquisition Property Expenses		48	—	48	100.0%
Expenses related to offsite management [2]		1,609	1,407	202	14.4%

Total property operating expenses	D	$10,595	$10,041	$554	5.5%

Same Store net operating income	A-B	$17,513	$15,765	$1,748	11.1%

Total net operating income	C-D	$16,105	$14,506	$1,599	11.0%

(1)	Contribution to Same Store % Change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2002 period. For example, same store property revenue increase of $1,989 as compared to the total same store revenues in 2002 of $24,216 is a 8.2% increase ($ 1,989/ $24,216 = 8.2%).
(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Business

Revenues for the home sales business totaled $37,929,000 for the year ended December 31, 2003 as compared to $23,427,000 for the year ended December 31, 2002, with the increase driven by higher unit volumes and increased average selling prices. Units sold totaled 414 for the year ended December 31, 2003 compared to 307 units for the year ended December 31, 2002, an increase of 34.9%. The average selling price of new homes closed was $90,000 and $74,000, respectively, for the years ended December 31, 2003 and 2002, an increase of 21.6%. Total cost of sales for the year ended December 31, 2003 was $27,203,000 compared to $17,748,000 for the year ended December 31, 2002. Resulting margin increases are attributable to product mix, reduced sales discounts driven by lower average age of homes sold, the realization of lot premiums at one community and increased supplier rebates due to increased volume. Selling and marketing expenses in the 2003 period increased $2,113,000 from the 2002 period primarily as a result of increased commissions associated with increased unit volume of home sales, increased marketing costs for newly constructed subdivisions within existing communities, increased staff levels and an expanded home sales operation serving one community in advance of contracts closing for a new subdivision.

We reported income from the home sales business of $3,324,000 for the year ended December 31, 2003 as compared to income of $342,000 for the year ended December 31, 2002.

General and Administrative Expenses

Our general and administrative expenses were $2,720,000 for the year ended December 31, 2003 and $1,954,000 for the year ended December 31, 2002. The $766,000 increase in expense was a result of:

•	$384,000 increase in the amortization of deferred compensation relating to restricted stock awards,

•	$98,000 increase in directors’ costs as a result of expensing the equity compensation for directors in 2003 which in the 2002 period was accounted for under APB 25,

•	$79,000 increase in dividends paid on non-vested restricted stock awards that are recorded as compensation expense,

•	$73,000 increase in salaries, wages, and benefits,

•	$66,000 increase in professional fees,

•	$42,000 increase in umbrella liability insurance coverage,

•	$44,000 increase in regulatory compliance costs,

•	$22,000 increase in other tax expense,

•	$17,000 increase in travel expense, all offset by

•	$29,000 reduction in bank service charges,

•	$15,000 reduction in transfer agent fees,

•	$9,000 reduction in investor relation costs, and a

•	$6,000 reduction in stock exchange registration fees.

Interest and Other Income

Interest and other income were $524,000 for the year ended December 31, 2003 and $927,000 for the year ended December 31, 2002. The decrease of $403,000 was a result of:

•	$563,000 decrease related to interest income on our notes receivable as a result of principal collections,

•	$144,000 decrease related to interest income from bank accounts and other assets, offset by a

•	$227,000 increase in income associated with recovery of escrowed shares to secure management contracts, and

•	$77,000 increase in interest income on Commercial Mortgage Backed Securities, or CMBS bonds.

Interest Expense

During the years ended December 31, 2003 and 2002, interest expense was $5,381,000 and $4,751,000 respectively, which are net of capitalized interest of $3,312,000 and $3,426,000, respectively. The $630,000 increase in interest expense was comprised of:

•	$751,000 related to increases in the amount of long-term debt outstanding,

•	$196,000 related to increases in amounts outstanding on our floor plan credit facility for home sales inventory,

•	$114,000 related to decrease in capitalized interest related to completion of home sites at a rate in excess of development expenditures, all offset by

•	$188,000 related to scheduled amortization of long-term debt,

•	$171,000 related to decrease from reduced short-term debt outstanding, and

•	$72,000 related to decrease from discount on long-term interest.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

Equity in earnings of unconsolidated real estate partnerships totaled $37,000 for the year ended December 31, 2003, compared with equity in losses of unconsolidated real estate partnerships of $2,000 for the year ended December 31, 2002, an increase of $39,000. During the fourth quarter of 2002, we changed our method of accounting for our investment in unconsolidated real estate partnerships from the cost method to the equity method in accordance with GAAP. The previous method of accounting did not have a materially different result from GAAP.

On July 25, 2003, the Company, through a joint venture, sold a residential land lease community consisting of 57 home sites and 12 recreational vehicle sites for $1,760,000. The Company received a distribution of $40,000 during the year coupled with a liquidating distribution from the joint venture of $691,000 and recorded a gain of $165,000. On September 11, 2003, the Company consummated the sale of its joint venture interest in a second real estate partnership. The Company received net proceeds of $1,961,000 and recorded a gain of $806,000. The Company has no further obligations to the joint ventures.

Discontinued Operations

As a result of our adoption of SFAS 144, we now report as discontinued operations assets classified as held for sale (as defined by SFAS 144) and assets sold in the current period.

For the year ended December 31, 2003 as compared to the year ended December 31, 2002, we recorded a loss from discontinued operations of $156,000 as compared to income of $87,000, a decrease of $243,000. The decrease in discontinued operations was primarily related to a $151,000 impairment loss on assets sold or held for sale in 2003.

During the year ended December 31, 2003, we sold a 28 home site community in Bristol, Pennsylvania to a third party for an aggregate sales price of approximately $1,115,000. The net proceeds of $1,097,000 were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes. We recognized a loss under GAAP of approximately $73,000, net of minority interest in the Operating Partnership.

During the year ended December 31, 2002, we sold a 62 home/residential vehicle site community in Mesa, Arizona to a third party for an aggregate sales price of approximately $1,000,000. The net proceeds of $900,000 were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes. We recognized a loss under GAAP of approximately $100,000, net of minority interest in the Operating Partnership.

Comparison of 2002 to 2001

Net Income

We recognized net income of $5,850,000 for the year ended December 31, 2002, compared to net income of $6,130,000, for the year ended December 31, 2001. The following paragraphs discuss the results of operations in detail.

Rental Property Operations

Rental and other property revenues from our owned properties totaled $23,811,000 in 2002 compared to $22,408,000 in 2001, an increase of $1,403,000 or 6.3%.

This increase in property revenues was a result of:

•	$1,297,000 increase in base rental income driven by increases in rental rates and the addition of new leased sites during 2002 offset by the sale of a property in December 2002 and the sale of three properties in 2001,

•	$86,000 increase in billings to residents for metered utility services and property tax expenses,

•	$61,000 decrease in bad debt expense.

•	$36,000 increase in income from the operation of a mini-storage facility, all offset by a

•	$77,000 decrease in other property income.

Golf course operating revenues totaled $736,000 for the year ended December 31, 2002 compared to $707,000 for the year ended December 31, 2001, an increase of $29,000 or 4.1%. Golf revenues increased at one community and decreased at two communities that operate golf courses.

Property operating expenses from our owned properties totaled $8,819,000 in 2002 compared to $8,923,000 in 2001, a decrease of $104,000, or 1.2%.

The decrease in property operating expenses was a result of:

•	$204,000 decrease in property management operating overhead, offset by a

•	$46,000 increase in salaries and wages, and a

•	$54,000 increase in utilities, repairs and maintenance, property taxes and other operating costs.

Golf course operating expenses totaled $1,222,000 for the year ended December 31, 2002 compared to $663,000 for the year ended December 31, 2001, an increase of $559,000 or 84.3%. This increase is primarily a result of the closure of one course in 2001 for construction that was operating for 2002.

Depreciation expense was $2,502,000 in 2002 compared to $5,143,000 in 2001, a decrease of $2,641,000 or 51.4%. The reduction was a result of a change in estimate for useful lives made in the fourth quarter of 2001, which resulted in a decrease of $2,817,000 offset by increases of $176,000 in depreciable property attributable to the continued development of previously undeveloped home sites.

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

Same store property revenues for 2002 increased by 7.8% from the year ended December 31, 2001 consisting of an 7.7% increase from same store rental revenues and 0.1% increase from golf revenues. Expenses related to those revenues increased 11.7% over that same period consisting of a 4.3% increase in same store rental expenses and a 7.4% increase of golf expenses. Same store property net operating income increased 5.9% for the year ended December 31, 2002. Our same store base included 98% of our property operating revenues for year ended December 31, 2002.

The Company believes that same store information provides the user of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the year ended December 31, 2002 and 2001, determined in accordance with GAAP, is reflected in the table on the following page (in thousands):

		Twelve Months Ended December 31, 2002	Twelve Months Ended December 31, 2001	Change	% Change	Contribution to Same Store % Change (1)
Same store property revenues		$23,480	$21,742	$1,738	8.0%	7.7%
Same store golf revenues		736	707	29	4.1%	0. 1%

Same store revenues	A	24,216	22,449	1,767	7.8%	7.8%

Mini Storage revenue		283	244	39	16.0%
Revenues from disposed properties		—	422	(422)	100.0%
Revenues related to interest income		48	—	48	100.0%

Total property revenues	C	$24,547	$23,115	$1,432	6.2%

Same store property expense		$7,229	$6,902	$327	4.7%	4.3%
Same store golf expenses		1,222	663	559	84.3%	7.4%

Same store expenses	B	8,451	7,565	886	11.7%	11.7%

Mini Storage expenses		183	151	32	21.2%
Expenses from disposed properties		—	229	(229)	100.0%
Expenses related to offsite management (2)		1,407	1,641	(234)	(14.3)%

Total property operating expenses	D	$10,041	$9,586	$455	4.7%

Same Store net operating income	A-B	$15,765	$14,884	$881	5.9%

Total net operating income	C-D	$14,506	$13,529	$977	7.2%

(1)	Contribution to Same Store % Change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2002 period. For example, same store property revenue increase of $1,738 as compared to the total same store revenues in 2002 of $22,449 is a 7.7% increase ($1,738/ $22,449= 7.7%).
(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Business

Revenues for the home sales business totaled $23,427,000 for the year ended December 31, 2002 as compared to $16,873,000 for the year ended December 31, 2001, with the increase driven by higher unit volumes and increased average selling prices. Units sold totaled 307 for the year ended December 31, 2002 compared to 237 units for the year ended December 31, 2001, an increase of 29.5%. The average selling price of new homes closed was $74,000 and $70,000, respectively, for the year ended December 31, 2002 and 2001, an increase of 5.7%. Total cost of sales for the year ended December 31, 2002 was $17,748,000 compared to $13,257,000 for the year ended December 31, 2001. Resulting margin increases are attributable to product mix, reduced sales discounts driven by lower average age of homes sold, increased demand at one of our developing communities and increased supplier rebates due to increased volume. Selling and marketing expenses in the 2002 period increased $1,317,000 from the 2001 period primarily as a result of increased commissions associated with increased unit volume of home sales, and increased marketing costs for newly constructed subdivisions within existing communities and increased staff levels.

We reported income from the home sales business of $342,000 for the year ended December 31, 2002 as compared to a loss of $375,000 for the year ended December 31, 2001.

General and Administrative Expenses

Our general and administrative expenses were $1,954,000 in 2002 and $1,728,000 in 2001. The $226,000 increase in expense was a result of:

•	$102,000 increase in costs associated with our corporate structure,

•	$95,000 increase in dividends paid on non-vested restricted stock awards that are recorded as compensation expense,

•	$47,000 increase in cost of umbrella liability coverage,

•	$58,000 increase in amortization of deferred compensation relating to restricted stock awards,

•	$20,000 increase in other general and administrative expenses,

•	$13,000 increase in rental expense for office space, all offset by a

•	$51,000 reduction in salaries, wages, and benefits and

•	$58,000 reduction in franchise tax expense.

Interest and Other Income

Interest and other income were $927,000 in 2002 and $1,504,000 in 2001. The decrease of $577,000 was a result of:

•	$156,000 decrease in interest income from bank accounts and other assets,

•	$219,000 decrease in interest income on CMBS bonds, and

•	$202,000 decrease in interest income on our notes receivable.

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

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

Equity in losses of unconsolidated real estate partnerships totaled $2,000 for the year ended December 31, 2002, compared with equity in income of unconsolidated real estate partnerships of $65,000 for the year ended December 31, 2001, a decrease of $67,000. During the fourth quarter of 2002, we changed our method of accounting for our investment in unconsolidated real estate partnerships from the cost method to the equity method in accordance with GAAP. Under the equity method, our pro-rata share of the earnings or losses of the unconsolidated real estate partnership for the periods being presented is included in equity in earnings (losses) from unconsolidated real estate partnerships. The previous method of accounting did not have a materially different result from GAAP. However, due to increased operating losses, our proportionate share of the net loss has become more material and we have now recorded our investment in the unconsolidated real estate partnerships in accordance with GAAP.

Discontinued Operations

For the year ended December 31, 2002 as compared to the year ended December 31, 2001, we recorded income from discontinued operations of $87,000 as compared to income from discontinued operations of $3,636,000, a decrease of $3,549,000. The decrease in discontinued operations was primarily related to our sale of three properties in 2001 at a gain of $3,342,000 that did not recur in 2002.

During the year ended December 31, 2002, we sold a 62 home/residential vehicle site community in Mesa, Arizona to a third party for an aggregate sales price of approximately $1,000,000. The net proceeds of $900,000 were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes. We recognized a loss under GAAP of approximately $1,000,000, net of minority interest in the Operating Partnership.

During the year ended December 31, 2001, we sold three properties resulting in net proceeds in excess of carrying value. We recognized an aggregate gain of approximately $3,432,000, net of minority interest in the Operating Partnership, on the disposition of these properties, each of which were sold at a gain.

Income Taxes

Income tax expense for the year ended December 31, 2002 was $0 compared to $600,000 for the year ended December 31, 2001. During 2001, we utilized a provision of the Taxpayer Relief Act of 1997 that allowed us a one-time election to treat our assets as having been sold for tax purposes in a deemed sale as of January 1, 2001 for the fair value of those assets. The capital gain recognized by us for tax purposes resulted in a tax liability to us in 2001. This liability is computed at an effective rate of approximately 2% of the capital gain recognized. The reduction in the effective tax rate to 2% is achieved through the use of our NOL. During 2002, we did not incur an income tax expense.

NOL Carryover

At December 31, 2003, our NOL carryover was approximately $64,000,000 for the parent REIT entity and $2,271,000 for our taxable subsidiaries. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of our REIT taxable income and to reduce the amount that we are required to distribute to stockholders to maintain our status as a REIT. It does not, however, affect the tax treatment to shareholders of any distributions that we make. The REIT’s and the taxable subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2022, respectively. In the event that relative ownership of the Company changes prior to the expiration of the NOL, the amount of NOL available to the Company in any year may be limited.

Dividends and Distributions

During the year ended December 31, 2003, we distributed $7,814,000 ($1.00 per share) to holders of common stock and OP Units, compared to distributions in the year ended December 31, 2002 of $7,694,000 ($1.00 per share) to holders of common stock and OP Units and the year ended December 31, 2001 distributions of $7,936,000 ($1.00 per share) to holders of common stock and OP units. The tax treatment to shareholders of the dividends paid, if any, is generally determined based upon the character and amount of our taxable income for the relevant year.

For income tax purposes, dividends to common stockholders consist of ordinary income, capital gains (including unrecaptured gain under Section 1250 of the Code, which is taxable to shareholders who are individuals at a maximum federal rate of 25%), return of capital or a combination thereof. For the years ended December 31, 2003, 2002 and 2001, dividends paid per share were taxable as follows:

	2003		2002		2001
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Return of capital	$1.00	100%	$0.73	73.0%	$—	—%
Ordinary income	—	—	0.27	27.0	0.39	39.0
Capital gains	—	—	—	—	0.39	39.0
Unrecaptured section 1250 gain	—	—	—	—	0.22	22.0

Total	$1.00	100%	$1.00	100%	$1.00	100%

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

We initiated the Plan on May 3, 2002 that allows shareholders to acquire additional shares of common stock by reinvesting some or all of the cash dividends paid on our outstanding common stock. In addition, under the Plan, monthly optional cash investments, which are subject to a minimum purchase amount of $250 and a maximum quarterly purchase limit of $5,000 per shareholder, are permitted without approval from the Board of Directors. Optional cash investments in excess of $5,000 per shareholder are subject to approval by the Board of Directors and no such investments were approved during the years ended December 31, 2003 and 2002. Shares may be acquired pursuant to the Plan directly from us at a price equal to the average of the daily high and low sales prices of our common stock as reported on the

NYSE during the ten trading days prior to the date of the investment, less a possible discount determined by us of up to 5%, generally without payment of any brokerage commission or service charge by the investor. During 2003 and 2002, approximately 35,000 and 25,000 shares of common stock were issued, respectively, pursuant to the Plan.

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

We believe that our projection of the first year returns from the leases originated on expansion home sites provides the reader of our financial statements with a comparison of the profitability of the new leased sites to our current portfolio and to alternative investments in stabilized communities. Our calculation of estimated first year annualized profit on leases originated on expansion home sites is based upon a non-GAAP financial measure. We project the amount of variable property operating expenses we will incur as a result of the newly leased home sites. In order to project our variable operating expenses, we begin with operating expenses determined under GAAP and deduct those expenses we believe will not increase with the addition of newly leased sites.

The most directly comparable financial measure that can be reconciled to GAAP is our historical return on investment in operational home sites, which is reconciled on page 33 in footnote 1. Our presentation of the estimated first year return on the expansion home sites cannot be directly reconciled to a comparable GAAP measure, principally because there will be leases that begin in the middle of the period and we estimate the incremental operating expenses associated with these leases. The estimated first year annualized return on investment in expansion home sites should not be considered in isolation from nor is it intended to represent an alternative measure of operating income or cash flow or any other measure of performance as determined in accordance with GAAP.

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

Comparison of the years ended December 31, 2003, 2002 and 2001

The leases facilitated by the home sales business during the years ended December 31, 2003, 2002 and 2001 are estimated to provide a first year return on investment of 11.1%, 12.5% and 12.9%, respectively. These returns are shown on the following page and are based upon unaudited pro forma information. This compares to our realized returns from earning sites of 8.0% for the years ended December 31, 2003 and 2002 and 7.8% for the year ended December 31, 2001. The decrease in return on expansion home sites over the years ended 2001, 2002 to 2003 is driven primarily by (i) increases in the per site cost of development as a result of larger lots to accommodate larger homes, (ii) increased lease incentives given in 2003 over 2002, and (iii) increases in the per site cost of development as a result of additional amenities, offset partially by increased profitability of our home sales business resulting from more home sales over which the fixed home sales costs are allocated. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our estimated first year return on investment in expansion home sites for the years ended December 31, 2003, 2002 and 2001 is shown on the following page (in thousands, except expansion sites leased):

		Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Expansion sites leased during the year		414	307	237

Estimated first year annualized profit on leases originated during the year	A	$1,408	$927	$652

Costs, including development costs of sites leased		$15,751	$7,523	$4,447
Home sales income (loss) attributable to sites leased		3,060	126	(620)

Total costs incurred to originate ground leases	B	$12,691	$7,397	$5,067

Estimated first year annualized return on investment for leases originated during the year	A/B	11.1%	12.5%	12.9%

For the years ended December 31, 2003, 2002 and 2001, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Reported income (loss) from sales operations	$3,324	$342	$(375)
Used home sales and brokerage business income	(264)	(216)	(245)

Adjusted income (loss) for pro forma analysis	$3,060	$126	$(620)

We exclude the profits from our used home sales and brokerage business from our pro forma calculation of return on investment in expansion home sites. The profits from these activities represent profits that are not directly related to our expansion activities.

The reconciliation of our estimated first year return on investment in expansion home sites, a non-GAAP financial measure, to our return on investment in operational home sites in accordance with GAAP is shown below (in thousands):

		Total Portfolio for Year Ended December 31, 2003	Total Portfolio for Year Ended December 31, 2002	Total Portfolio for Year Ended December 31, 2001
Property income before depreciation [1]	A	$16,105	$14,506	$13,529

Total investment in operating home sites [1]	B	$201,660	$181,570	$173,352

Return on investment from earning home sites[1]	A/B	8.0%	8.0%	7.8%

[1]	A reconciliation of our return on investment for earning sites for the years ended December 31, 2003, 2002 and 2001 to property income before depreciation and investment in operational sites is shown below (in thousands):

	December 31, 2003	December 31, 2002	December 31, 2002
Rental and other property revenues	$26,700	$24,547	$23,115
Property operating expenses	(10,595)	(10,041)	(9,586)

Property income before depreciation (A)	$16,105	$14,506	$13,529

Real estate assets, net	$226,078	$206,624	$195,699
Add: Accumulated depreciation	20,112	17,818	15,535
Less: Real estate under development	(41,413)	(40,053)	(37,882)
Less: Cost of home sites ready for intended use	(3,117)	(2,819)	—

Investment in operational sites (B)	$201,660	$181,570	$173,352

Return on investment in operational sites (A/B) [1]	8.0%	8.0%	7.8%

[1]	Our return on investment in operational sites reflects our income from and investment in sites that were leased for the first time during each of the years ended December 31, 2003, 2002 and 2001. For these leases, the income reported above includes less than a full twelve months of operating results. Consequently, when compared to the investment we have made in these home sites, the return on investment during the years ended December 31, 2003, 2002 and 2001 is less than the return when measured using a full twelve months of operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, we had cash and cash equivalents of $2,064,000. Our principal activities that demand liquidity include our normal operating activities; payments of principal and interest on outstanding debt; acquisitions of, and additional investments in, properties; and payments of dividends to Stockholders and OP unit holders. The Company expects to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. The Company has a line of credit with a total commitment of $16,000,000; however, the continued availability of these funds is subject to certain borrowing base restrictions and other customary restrictions, including continuing compliance with financial and other covenants. Based upon the application of these covenants as of December 31, 2003, $13,457,000 of the total commitment of $16,000,000 was available to the Company. Of the total $13,457,000, $2,390,000 was outstanding and $11,067,000 was available to be drawn as of December 31, 2003. At December 31, 2003, the availability under our floor plan credit facility totaled $6,731,000 that can be used to acquire additional amounts of qualified inventory. In the event that cash provided by operating activities is reduced or if access to short term borrowing sources becomes restricted, we will be required to reduce or eliminate expenditures for the continued development of our communities and/or reduce our dividend.

Our ability to access secured and unsecured borrowings as a source of liquidity is dependent upon factors outside of our control, including economic trends that impact the availability of credit from lending sources we currently utilize. Our ability to issue additional equity in the form of OP Units and other equity securities (including the issuance by the Operating Partnership of OP Units) is dependent upon factors outside of our control including returns available on alternative investments and other economic factors. The extent of cash generated by our operations is dependent upon our ability to operate the existing portfolio of revenue earning sites at margins comparable to past results and to originate new earning sites through new lease originations facilitated by our home sales business. Our ability to generate cash through the operation of the current portfolio is dependent upon our ability to acquire the goods and services required to operate the portfolio at costs that increase no more than in the range of increases realized in prior years, the continued absence of natural disasters, such as hurricanes, that would disrupt the flow of rental income for an undeterminable time period and other factors. Our ability to generate cash through the origination of new earning sites is dependent upon our ability to effectively market to our target market customers, to originate contracts for sale of homes at our properties thereby generating income producing leases and to develop the undeveloped land within our portfolio in a timely fashion and cost effective basis.

Operating Activities

In 2003, the net cash provided by operating activities was $12.4 million for the year ended December 31, 2003 compared to $11.7 million during the year ended December 31, 2002. The $0.7 million increase was primarily the result of:

•	$3.1 million increase in earnings before depreciation, amortization, minority interest, equity in losses of unconsolidated real estate partnerships, loss (gain) on sale of discontinued operations, gain on sale of real estate partnerships, and impairment losses on real estate investments, offset by

•	$1.3 million decrease in cash provided by operating assets and liabilities as a result of increased business volumes and decreases in accounts payable balances from the 2002 period,

•	$0.9 million decrease in cash provided from inventory for our home sales business as business volumes increased, and a

•	$0.2 million decrease related to income from the recovery of common stock escrowed to secure management contracts in the 2003 period that did not occur in 2002.

Investing Activities

In 2003, the net cash used in investing activities was $17.6 million, compared with net cash used of $13.5 million in 2002. The $4.1 million increase in net cash used for investing activities is primarily due to:

•	$4.9 million increase in cash used to acquire real estate, and

•	$2.5 million increase in cash used for capital expenditures, including development expenditures, all offset by

•	$2.6 million increase in distributions from real estate partnerships, including liquidating distributions,

•	$0.4 million increase in cash provided by the sale of real estate assets,

•	$0.1 million increase in collections on CMBS bonds,

•	$0.1 million decrease in cash paid for capitalized interest, and

•	$0.1 million decrease in cash used for notes receivable.

Financing Activities

Net cash provided by financing activities was $6.0 million for the year ended December 31, 2003 compared with net cash provided during the same period in 2002 of $2.4 million.

The $3.6 million increase in cash provided by financing activities is primarily related to:

Increases

•	$16.6 million increase in net proceeds from secured long-term financing,

•	$2.2 million decrease in principal payments on long-term notes payable,

•	$0.5 million decrease in professional costs associated with dividend reinvestment program that did not reoccur in 2003, and

•	$0.1 million increase in proceeds from dividend reinvestment program in 2003 over the 2002 period, and

Decreases:

•	$14.3 million increase in payments on secured short-term financing compared to 2002,

•	$0.4 million decrease in collection of notes receivable on common stock purchases,

•	$0.4 million decrease in the collection of escrow funds in 2003 compared to 2002,

•	$0.3 million increase in payment for loan costs,

•	$0.3 million decrease in proceeds from stock options exercised,

•	$0.1 million decrease in proceeds from OP unit distribution reinvestment program in 2003 compared to 2002, and

•	$0.1 million increase in payment of common stock dividends in 2003 compared to 2002.

The Company has a revolving line of credit with a bank with a total commitment of $16,000,000. The line of credit is secured by real property and improvements located in St. Lucie County, Florida and Maricopa County, Arizona. The loan bears interest at a rate equal to the thirty-day London Interbank Offered Rate (“LIBOR”) plus 200 basis points. This interest-only note matures in July 2005. The availability of funds to the Company under the line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder. The terms of our line of credit require that we maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to current annual debt service obligations (as defined by the lender) of not less than 1.25 to 1.0 as defined by our lender. Based upon the application of these covenants as of December 31, 2003, $11,067,000 of the undrawn commitment of $13,457,000 was available to the Company.

The Company has a floor plan line of credit with a floor plan lender providing a credit facility of $15,000,000 with a variable interest rate indexed to the prime rate and spreads varying from 1% to 1.75%, depending on the manufacturer and age of the inventory. Individual advances mature as early as 360 days or have no stated maturity, based upon the manufacturer. Amounts outstanding are non-recourse to the Company for the period of time the financed home is subject to a repurchase agreement with the manufacturer of the home. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $8,668,000. At December 31, 2003, $8,269,000 was outstanding, of which $8,025,000 was non-recourse to the Company and $244,000 was recourse to the Company and approximately $6,731,000 was available under the floor plan credit facility.

As of December 31, 2003, 95.3% of the carrying value of our real estate and 87.2% of the carrying value of our total assets were encumbered by debt. We had total outstanding indebtedness of $129.9 million, all of which was secured by various residential land lease communities or inventory situated therein. Of our indebtedness, $119.2 million, or 91.8%, was secured long-term notes payable and $10.7 million, or 8.2%, was secured short-term financing. The weighted-average effective interest rate on our secured long-term notes payable was 6.9% at December 31, 2003. The weighted-average interest rate on our secured short-term financing was 5.7% at December 31, 2003. Our secured long-term notes payable had a weighted average maturity of 12.0 years at December 31, 2003. At December 31, 2003, 73% of our debt was subject to a fixed interest rate and 27% was subject to a variable interest rate.

FUNDS FROM OPERATIONS

We measure our economic profitability based on FFO, less annual capital replacement and enhancement spending for developed home sites. For the year ended December 31, 2003, our capital replacement and enhancement spending averaged $115 per developed home site.

We believe that the presentation of FFO, when considered with the financial data determined in accordance with GAAP, provides a useful measure of our performance. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. The Board of Governors of the National Association of Real Estate Investment Trusts (also known as NAREIT) defines FFO as net income (loss), computed in accordance with GAAP, excluding gains and losses from debt restructuring and sales of depreciable real estate property, net of related income taxes, plus real estate related depreciation and amortization (excluding amortization of financing costs), and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition as further adjusted for the minority interest in the Operating Partnership owned by persons other than us.

FFO is not necessarily indicative of cash available to fund our cash needs, including our ability to make distributions, since FFO does not consider recurring capital expenditures, principal maturities or other capital expenditure commitments of the Company. We use FFO in measuring our operating performance because we believe that the items that result in a difference between FFO and net income have a different impact to the ongoing operating performance of a real estate company than to other businesses. FFO should not be considered as an alternative to net income or net cash flows from operating activities, as calculated under GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund future cash needs. Our basis of computing FFO is not necessarily comparable with that of other REITs.

For 2003, 2002 and 2001, our FFO was as follows (in thousands):

	2003	2002	2001
Net Income	$8,818	$5,850	$6,130
Minority interest in operating partnership	1,216	803	472
Real estate depreciation	2,670	2,502	5,143
Recovery of common stock escrowed to secure management contracts(1)	(227)	—	—
Federal Income tax attributed to constructive sale of properties		—	600
(Gain) on sale of interest in unconsolidated real estate partnerships	(971)	—	—
Discontinued operations:
Real estate depreciation	3	35	80
Minority interest in operating partnership attributed to discontinued operations	(21)	12	555
Loss on sale of real estate	83	121	(3,956)
Depreciation from unconsolidated real estate partnerships	33	110	—

Funds From Operations (FFO)	$11,604	$9,433	$9,024

Weighted average common shares, common share equivalents and OP Units outstanding	8,024	7,764	7,922

(1)	The Company acquired certain third party management contracts in 1997 through the issuance of common stock. The terms of the purchase agreement provided that the common stock was issued under an escrow agreement that provided for a ratable release of the common stock based upon the continued existence of the third party management contracts. The property owner cancelled the management contracts effective January of 2003 and under the terms of the escrow agreement approximately 16,000 shares of common stock were returned to the Company. The Company’s basis in these third party contracts had been fully amortized to expense in prior years. The Company recorded the forfeiture of the common stock as increases to treasury stock and other income in the year ended December 31, 2003. This element of net income has been excluded in arriving at FFO as the ratable amortization of the Company’s basis in the contracts was excluded in arriving at FFO in prior periods. The forfeiture of common stock associated with third party management contracts did not occur in the past two years and no additional common stock is subject to contractual escrow agreements at December 31, 2003.

For 2003, 2002, and 2001, our net cash flows were as follows (in thousands):

	2003	2002	2001
Cash provided by operating activities	$12,442	$11,677	$3,710
Cash provided by (used in) investing activities	(17,627)	(13,483)	965
Cash provided by (used in) financing activities	6,026	2,422	(5,285)

Contractual Obligations

This table summarizes information contained in Management’s Discussion and Analysis and in the notes to the consolidated financial statements contained in Item 8 of this Annual Report regarding contractual obligations and commitments (amounts in thousands):

	2004	2005 and 2006	2007 and 2008	2009 and thereafter	Total
Scheduled long-term debt principal payments	$2,962	$6,600	$7,549	$55,667	$72,778
Balloon maturities of long-term debt	—	854	11,147	34,415	46,416
Secured Credit Facilities	—	2,390	—	—	2,390
Floor Plan(2)	8,269	—	—	—	8,269
Earn-out payments (1)	1,026	—	—	—	1,026
Construction Contracts	4,398	—	—	—	4,398
Purchase Commitments	4,015	—	—	—	4,015
Lease Commitments	257	360	7	—	624

	$20,927	$10,204	$18,703	$90,082	$139,916

(1)	The earn-out payments above represent the total amount that the Company would pay if all remaining home sites became occupied in 2004 (see note H to the consolidated financial statements in Item 8 of this Annual Report for additional information).
(2)	Discretionary, non-committed facility whose individual advances mature at different dates between 360 and 540 days from advance date.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is changes in interest rates relating to our various debt instruments and borrowings. The following is a discussion of the potential impact of changes in interest rates on our debt instruments.

As of December 31, 2003, we had $77.6 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

As of December 31, 2003, we had $17.2 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed until maturity of the related notes. We have repricing and refunding risks as to the unpaid balance on these notes of $14.5 million due at maturity between 2007 and 2011.

We have $9.4 million of interest only, non-recourse, secured long-term notes payable. These are variable rate loans at 30 day LIBOR plus 3%, with a floor of 6.5% and a ceiling of 10%. If the lender’s LIBOR rate was greater than 3.5% and LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $94,000 due to an increase in interest expense based on the outstanding balance at December 31, 2003. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have $15.0 million of interest only, non-recourse, secured long-term notes payable. These are variable rate loans at 90 day LIBOR plus 2.5%. If LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $150,000 due to an increase in interest expense based on the outstanding balance at December 31, 2003. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

As of December 31, 2003, the scheduled principal amortization and maturity payments for the Company’s secured notes payable and secured long-term debt are as follows (in thousands):

Year	Amortization	Maturities	Total
2004	$2,962	$—	$2,962
2005	3,186	854	4,040
2006	3,414	—	3,414
2007	3,663	11,147	14,810
2008	3,886	—	3,886
Thereafter	55,667	34,415	90,082

			$119,194

We have an additional recourse, secured line of credit that bears interest at 30 day LIBOR plus 200 basis points (3.12% at December 31, 2003). As of December 31, 2003, the outstanding balance was $2.4 million. If the Bank’s “LIBOR” rate increased immediately by 1%, then our annual net income before minority interest in the Operating Partnership and cash flows would decrease by $24,000 due to an increase in interest expense on this line of credit, based on the outstanding balance at December 31, 2003. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note in July 2005.

We have a secured floor plan facility that bears interest at the lender’s prime rate plus amounts ranging from 1% to 1.75% based upon the manufacturer and age of the inventory. If the lender’s prime rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $83,000 due to an increase in interest expense on this line of credit, based on the approximately $8.3 million outstanding balance at December 31, 2003. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

Item 8. Financial Statements and Supplementary Data.

The report of independent auditors, consolidated financial statements and schedule listed in the accompanying index are filed as part of this report and incorporated herein by reference. See “Index to Financial Statements” on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9a. Controls and Procedures.

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item will be presented under the caption “Board of Directors and Officers” in American Land Lease’s proxy statement for its 2004 annual meeting of stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be presented under the captions “Summary Compensation Table,” “Option/SAR Grants in Last Fiscal Year” and “Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values” and “Employment Arrangements” in American Land Lease’s proxy statement for its 2004 annual meeting of stockholders to be held on May 27, 2004 and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in American Land Lease’s proxy statement for its 2004 annual meeting of stockholders to be held on May 27, 2004 and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be presented under the caption “Certain Relationships and Related Transactions” in American Land Lease’s proxy statement for its 2004 annual meeting of stockholders to be held on May 27, 2004 and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be presented under the caption “Principal Accounting Fees and Services” in American Land Lease’s proxy statement for its 2004 annual meeting of stockholders to be held on May 27, 2004 and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)	The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report.

(a)(2)	The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report. All other schedules are omitted since they are not applicable, not required, or the information required to be set forth therein is included in the financial statements, or in notes thereto.

(a)(3)	The Exhibit Index is included beginning on page 42 of this report.

(b)	Reports on Form 8-K.

i)	A Form 8-K was filed on November 12, 2003, date of report November 6, 2003, with respect to Items 7 and 9 disclosures regarding the Company’s press release announcing its results for the third quarter of 2003, supplemental financial information and the third quarter 2003 investor conference call.

INDEX TO FINANCIAL STATEMENTS

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

American Land Lease, Inc.

We have audited the accompanying consolidated balance sheets of American Land Lease, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Land Lease, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

As discussed in Note L to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” as of January 1, 2002. As a result, the accompanying consolidated financial statements for 2001, referred to above, have been restated to conform to the presentation adopted in 2002 in accordance with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Denver, Colorado

January 23, 2004, except for Note U,

  as to which the date is February 5, 2004

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2003	2002
ASSETS
Real estate, net of accumulated depreciation of $20,112 and $17,818, respectively, including real estate under development of $41,413 and $40,053, respectively.	$226,078	$206,624
Cash and cash equivalents	2,064	1,223
Inventory	10,403	10,101
Investment in unconsolidated real estate partnerships	—	1,684
Other assets, net	8,162	8,330
Assets held for sale	389	881

Total Assets	$247,096	$228,843

LIABILITIES
Secured long-term notes payable	$119,194	$97,201
Secured short-term financing	10,659	19,118
Accounts payable and accrued liabilities	8,423	7,544
Liabilities related to assets held for sale	5	8

	138,281	123,871

MINORITY INTEREST IN OPERATING PARTNERSHIP	14,014	13,130

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share; 12,000 shares authorized; 8,830 and 8,649 shares issued; 7,104 and 6,939 shares outstanding (excluding treasury stock), respectively	88	86
Additional paid-in capital	282,818	280,665
Notes receivable from officers re common stock purchases	(799)	(848)
Deferred compensation re restricted stock	(1,354)	(396)
Dividends in excess of accumulated earnings	(159,340)	(161,280)
Treasury stock, 1,726 and 1,710 shares at cost, respectively	(26,612)	(26,385)

	94,801	91,842

Total Liabilities and Stockholders’ Equity	$247,096	$228,843

See notes to Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	2003	2002	2001
RENTAL PROPERTY OPERATIONS
Rental and other property revenues	$25,873	$23,811	$22,408
Golf course operating revenues	827	736	707

Total property operating revenues	26,700	24,547	23,115
Property operating expenses	(9,373)	(8,819)	(8,923)
Golf course operating expenses	(1,222)	(1,222)	(663)

Total property operating expenses	(10,595)	(10,041)	(9,586)

Depreciation	(2,670)	(2,502)	(5,143)

Income from rental property operations	13,435	12,004	8,386

SALES OPERATIONS
Home sales revenue	37,929	23,427	16,873
Cost of home sales	(27,203)	(17,748)	(13,257)

Gross profit on home sales	10,726	5,679	3,616
Commissions earned on brokered sales	536	477	484
Commissions paid on brokered sales	(272)	(261)	(239)

Gross profit on brokered sales	264	216	245
Selling and marketing expenses	(7,666)	(5,553)	(4,236)

Income (loss) from sales operations	3,324	342	(375)

General and administrative expenses	(2,720)	(1,954)	(1,728)
Interest and other income	524	927	1,504
Gain on sale of interest in real estate partnerships	971	—	—
Interest expense	(5,381)	(4,751)	(4,286)
Equity in (losses) income of unconsolidated real estate partnerships	37	(2)	65

Income before income taxes and minority interest in Operating Partnership	10,190	6,566	3,566
Income tax expense	—	—	(600)

Income before minority interest in Operating Partnership	10,190	6,566	2,966
Minority interest in Operating Partnership	(1,216)	(803)	(472)

Income from continuing operations	8,974	5,763	2,494
(Loss) income from discontinued operations, net	(156)	87	3,636

Net Income	$8,818	$5,850	$6,130

Basic earnings from continuing operations	$1.30	$0.86	$0.37
Basic (loss) earnings from discontinued operations	(0.02)	0.01	0.53

Basic earnings per share	$1.28	$0.87	$0.90

Diluted earnings from continuing operations	$1.27	$0.85	$0.36
Diluted (loss) earnings from discontinued operations	(0.03)	0.01	0.53

Diluted earnings per share	$1.24	$0.86	$0.89

Weighted average common shares outstanding	6,877	6,741	6,847

Weighted average common shares and common share equivalents outstanding	7,093	6,826	6,878

Dividends declared per share	$1.00	$1.00	$1.00

See notes to Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

(in thousands)

			Additional Paid-In Capital	Notes Receivable on Common Stock Purchases	Deferred Compensation on Restricted Stock	Dividends In Excess of Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
BALANCES - DECEMBER 31, 2000	8,355	$84	$277,455	$(964)	$—	$(159,603)	$(19,437)	$97,535
Restricted Stock issued	30	—	343	—	(343)	—	—	—
Exercise of options	40	—	395	(395)	—	—	—	—
Conversion of OP Units	57	1	726	—	—	—	—	727
Purchases of treasury stock	—	—	—	—	—	—	(6,948)	(6,948)
Repayment of notes receivable from officers	—	—	—	44	—	—	—	44
Amortization of deferred compensation	—	—	—	—	65	—	—	65
Net income	—	—	—	—	—	6,130		6,130
Dividends paid	—	—	—	—	—	(6,891)	—	(6,891)

BALANCES - DECEMBER 31, 2001	8,482	85	278,919	(1,315)	(278)	(160,364)	(26,385)	90,662

Restricted Stock issued	21	—	291	—	(291)	—	—	—
Exercise of options	30	—	326	—	—	—	—	326
Conversion of OP Units	91	1	1,284	—	—	—	—	1,285
Proceeds for issuance of common stock under dividend reinvestment program	25	—	341	—	—	—	—	341
Repayment of notes receivable from officers	—	—	—	467	—	—	—	467
Payment of professional cost associated with dividend reinvestment program and other equity transactions	—	—	(496)	—	—	—	—	(496)
Amortization of deferred compensation	—	—	—	—	173	—	—	173
Net income	—	—	—	—	—	5,850	—	5,850
Dividends paid	—	—	—	—	—	(6,766)	—	(6,766)

BALANCES - DECEMBER 31, 2002	8,649	86	280,665	(848)	(396)	(161,280)	(26,385)	91,842

Restricted Stock issued	104	1	1,499	—	(1,500)	—	—	—
Exercise of options	8	—	78	—	—	—	—	78
Equity compensation granted to the Board of Directors	8	—	120	—	—	—	—	120
Conversion of OP Units	26	—	(76)	—	—	—	—	(76)
Equity in Stock Options	—	—	8	—	—	—	—	8
Proceeds for issuance of common stock under dividend reinvestment program	35	1	524	—	—	—	—	525
Repayment of notes receivable from officers	—	—	—	49	—	—	—	49
Amortization of deferred compensation	—	—	—	—	542	—	—	542
Recovery of common stock escrowed to secure management contracts	—	—	—	—	—	—	(227)	(227)
Net income	—	—	—	—	—	8,818	—	8,818
Dividends paid	—	—	—	—	—	(6,878)	—	(6,878)

BALANCES – DECEMBER 31, 2003	8,830	$88	$282,818	$(799)	$(1,354)	$(159,340)	$(26,612)	$94,801

See notes to Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,818	$5,850	$6,130
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,353	2,977	5,451
Revenue recognized related to acquired lease obligations	(6)	—	—
Amortization of discount on secured long-term payable	—	72	204
Amortization of deferred compensation and expensing stock options	550	173	65
Minority interest in Operating Partnership and sales operations	1,216	803	471
Minority interest attributable to discontinued operations	(21)	12	555
Loss (gain) from sale of discontinued operations	83	121	(3,955)
Gain on sale of unconsolidated real estate partnerships	(971)	—	—
Impairment loss on real estate assets	151	—	—
Equity in losses (income) of unconsolidated real estate partnerships	(37)	2	(65)
Recovery of common stock escrowed to secure management contracts	(227)	—	—
Increase in inventory	(302)	(524)	(3,101)
Net (increase) decrease in operating assets and liabilities	(165)	2,191	(2,045)

Net cash provided by operating activities	12,442	11,677	3,710

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	1,436	1,073	14,485
Purchases of real estate	(5,422)	(475)	(2,627)
Capital replacements and enhancements	(866)	(920)	(630)
Additions to real estate, including development	(13,163)	(10,622)	(9,890)
Capitalized interest	(3,312)	(3,426)	(2,916)
Payment for minority interest in consolidated real estate partnership	—	—	(551)
Notes receivable advances	(56)	(105)	—
Proceeds from notes receivable	797	791	1,728
Principal collections and indemnifications on CMBS bonds	267	133	1,301
Distributions received from investments in unconsolidated real estate partnerships	2,692	68	65

Net cash provided by (used in) investing activities	(17,627)	(13,483)	965

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on (proceeds from) secured short-term financing	(8,459)	5,867	5,384
Proceeds from secured long-term notes payable borrowings	24,659	8,100	17,728
Principal payments on secured long-term notes payable	(2,666)	(4,868)	(13,732)
Payment of loan costs	(872)	(617)	(454)
Payment to escrow funds for capital improvements	(38)	—	—
Collection of escrow funds	164	539	649
Payment of professional cost associated with dividend reinvestment program, OP Unit Reinvestment and other equity transactions	(36)	(496)	(20)
Proceeds from stock options exercised	78	326	—
Proceeds from dividend reinvestment program	561	341	—
Proceeds from OP unit distribution reinvestment program	400	457	—
Repurchase of common stock	—	—	(6,948)
Collections of notes receivable on common stock Purchases	49	467	44
Payment of common stock dividends	(6,878)	(6,766)	(6,891)
Payment of distributions to minority interest in Operating Partnership	(936)	(928)	(1,045)

Net cash provided by (used in) financing activities	6,026	2,422	(5,285)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	841	616	(610)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,223	607	1,217

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,064	$1,223	$607

See notes to Consolidated Financial Statements

AMERICAN LAND LEASE, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

A. The Company

American Land Lease, Inc. (“ANL” and, together with its subsidiaries, the “Company”) is a Delaware corporation that owns home sites leased to owners of homes situated on the leased land and operates the communities composed of these homes. The Company has elected to be taxed as a real estate investment trust (“REIT”). ANL’s common stock, par value $.01 per share (“common stock”), is listed on the New York Stock Exchange under the symbol “ANL.” In May 1997, ANL contributed its net assets to Asset Investors Operating Partnership, L.P. (the “Operating Partnership”) in exchange for the sole general partner interest in the Operating Partnership and substantially all of Operating Partnership’s initial capital.

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of common stock. After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of common stock in lieu of cash. At December 31, 2003, the Operating Partnership had 939,000 OP units outstanding, excluding those owned by ANL, and ANL owned 88% of the Operating Partnership. As of December 31, 2003, based on total home sites, 76% of the Company’s portfolio of manufactured home communities is located in Florida, 23% in Arizona and 1% in New Jersey.

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

Real Estate and Depreciation

The Company capitalizes direct costs associated with the acquisition of consolidated properties as a cost of the assets acquired, and such direct costs are depreciated over the estimated useful lives of the related assets. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, or SFAS 141 which was effective for business combinations subsequent to June 30, 2001, the Company allocates the purchase price of real estate to land, land improvements, buildings, furniture, fixtures and equipment and intangibles, such as the value of above and below market leases and origination costs associated with the in-place leases. In order to allocate purchase price on these various components, the Company performs the following procedures for properties we acquire:

1.	Determine the “as-if vacant” fair value of the physical property acquired;

2.	Allocate the “as-if vacant” fair value among land, land improvements, buildings, (based on real estate valuation techniques), and furniture, fixtures and equipment; and

3.	Compute the difference between the purchase price of the property and the “as-if vacant” fair value and allocate such difference to leases in-place (based on the nature of our business, customer relationship value is assumed to be zero), which will represent the total intangible assets or liabilities. The fair value of the leases in-place are comprised of:

a.	The value of the above and/or below market leases in-place. Above-market and below-market in-place lease values are computed based on the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates and effective lease terms for the corresponding in-place leases, measured over a period equal to the estimated remaining effective terms of the leases.

b.	Avoided leasing commissions and other costs that were incurred to execute leases.

c.	The value associated with lost rents during the absorption period (estimates of lost rental revenue during the expected lease-up periods based on current market demand).

The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the estimated remaining expected terms of the associated leases. Amortization expense is recorded over the expected remaining terms of the associated leases for the values associated with avoided leasing commissions, other costs that were incurred to execute leases and the value associated with lost rents during the absorption period. If a resident vacates its home site prior to the effective term of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.

In 2001, the Company completed a comprehensive review of its real estate related depreciation, including a property-by-property analysis accounting for 30% of the Company’s capitalized real estate costs. As a result of this review, the Company changed its estimate of the remaining useful lives for its land improvements and buildings. Prior to October 1, 2001, the Company calculated depreciation using the straight-line method over an estimated useful life of 25 years for land improvements and buildings and 5 years for furniture and other equipment.

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

Development and Other Capital Expenditure Activities

Significant renovations and improvements that improve or extend the useful life of an asset are capitalized and depreciated over the remaining life. In addition, the Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the development of additional home sites within its manufactured home communities. Maintenance, repairs and minor improvements are expensed as incurred. Interest incurred relating to the development of communities is capitalized during the active development period. The Company’s strategy is to master plan, develop, and build substantially all of the home sites in its communities. Accordingly, substantially all projects, excluding finished lots where the home is available for occupancy, are undergoing active development. During 2003, 2002, and 2001, capitalized interest was approximately $3,312,000, $3,426,000, and $2,916,000, respectively.

Impairment of Long-Lived Assets

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

As a result of the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company classified a property as held for sale in 2003 (see Note L). The estimated proceeds, less anticipated costs to sell this asset, were less than the net book value, and therefore an impairment charge of $151,000 was recorded for the year ended December 31, 2003. There were no impairment losses recognized for the years ended December 31, 2002 and 2001.

Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required that could have a significant impact on the Company’s results of operations and cash flows. As of December 31, 2003, $1,121,000 of our total inventory of $10,403,000 was older than one year. For the years ended December 31, 2003 and 2002 we recorded a charge of $580,000 and $226,000, respectively to write carrying amounts down to market value.

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

The Company’s non-agency mortgage backed securities bonds (“MBS”) and commercial mortgage backed securities bonds (“CMBS”) were acquired at a significant discount to par value. The amortized cost of the non-agency MBS and CMBS bonds was equal to the outstanding principal amount net of unamortized discount and allowances for credit losses. Earnings from non-agency MBS and CMBS bonds are recognized based upon the relationship of cash flows received during the period and estimates of future cash flows to be received over the life of the bonds. The Company classifies its non-agency MBS and CMBS bonds as available-for-sale, carried at fair value in the financial statements. The Company generally estimates fair value of the non-agency MBS and CMBS bonds based on the present value of future expected cash flows of the bonds. The fair value of the non-agency MBS and CMBS bonds, based on the underlying assets that secure the bonds, are estimated using our best estimate of the future cash flows, capitalization rates and discount rates commensurate with the risks involved. The carrying amount of the MBS and CMBS assets at December 31, 2003 and 2002 was $0 and $267,000, respectively, and is included in other assets.

Revenue Recognition

The Company generates income from the rental of home sites. The leases entered into by residents for the rental of home sites are generally for terms of one year and the rental revenues associated with the leases are recognized when earned and due from residents.

The Company generates income from the sale of homes situated on home sites owned by the Company. Sales of homes by the Company are recorded upon the closing of the home sale transaction and title passing to the purchaser.

Deferred Financing Costs

Fees and costs incurred in obtaining financing are capitalized. Such costs are amortized over the terms of the related loan agreements using the effective interest method and are charged to interest expense.

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. Advertising expenses for the years ended December 31, 2003, 2002 and 2001 were $1,210,000, $1,086,000, and $903,000, respectively.

Equity in (Losses) Earnings of Unconsolidated Real Estate Partnerships

The Company owned an interest in two partnerships that develop, own and operate residential land lease communities. Investments in real estate partnerships in which the Company has influence, but does not have control, are accounted for under the equity method. Under the equity method, the Company’s pro-rata share of the (losses) or earnings of the unconsolidated real estate partnership for the periods presented is included in equity in earnings (losses) from unconsolidated real estate partnerships. During the fourth quarter of 2002, we changed our method of accounting for our investment in unconsolidated real estate partnerships from the cost method of accounting to the equity method in accordance with generally accepted accounting principles. The previous method of accounting did not have a materially different result from generally accepted accounting principles.

On July 25, 2003, the Company, through a joint venture, sold a residential land lease community consisting of 57 home sites and 12 recreational vehicle sites for $1,760,000. The Company received distributions of $40,000 during the year coupled with a liquidating distribution from the joint venture of $691,000 and recorded a gain of $165,000. On September 11, 2003, the Company consummated the sale of its joint venture interest in a second real estate partnership. The Company received net proceeds of $1,961,000 and recorded a gain of $806,000. The Company has no further obligations to the joint ventures.

The following table provides selected financial information for the Company’s unconsolidated real estate partnerships as of and for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Real estate, net of accumulated depreciation	—	$7,560	$7,218
Total assets	—	7,666	7,392
Total liabilities	—	5,398	5,071
Partners’ equity	—	2,268	2,321
Total revenue	—	496	328
Total expenses	—	436	314
Net income	—	60	14

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

The following table reconciles the Company’s net income to REIT taxable income (loss) for each of the three years ended December 31, 2003, 2002, and 2001 (in thousands):

	2003	2002	2001
Net income	$8,818	$5,850	$6,130
Elimination of earnings from the taxable consolidated subsidiaries included above	(2,355)	(42)	(256)

Income from REIT operations	6,463	5,808	5,874
Depreciation timing differences	(6,959)	(6,344)	(1,422)
Depreciation attributable to the election made under The Taxpayer Relief Act of 1997	(1,258)	(1,277)	(1,277)
Inclusion of unconsolidated grantor trusts	(1,185)	1,671	1,592
Deferred income differences	(259)	893	—
Deferred Compensation	434	40	65
Other differences, net	1,433	1,636	909

Taxable income before adjustments	(1,331)	2,427	5,741
Difference on gain on sale of real estate	1,321	(106)	1,243
Capital gain attributable to election under Taxpayer Relief Act of 1997	—	—	30,000

REIT taxable income (loss) before net operating loss and dividends paid deduction	$(10)	$2,321	$36,984

As a result of the application of the Company’s net operating loss (“NOL”) carryforward, taxable income subject to the 90% distribution requirement is $0 at December 31, 2003.

For income tax purposes, dividends paid to common stockholders consist of ordinary income, capital gains (including unrecaptured gain under Section 1250 of the Code), return of capital or a combination thereof. For the years ended December 31, 2003, 2002 and 2001, dividends paid per share were taxable as follows:

	2003		2002		2001
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Return of capital	$1.00	100%	$0.73	73%	$—	—%

Ordinary income	—	—	$0.27	27%	$0.39	39%

Capital gains	—	—	—	—	$0.39	39%

Unrecaptured section 1250 gain	—	—	—	—	$0.22	22%

Total	$1.00	100%	$1.00	100%	$1.00	100%

The Company utilized the provisions of the Taxpayer Relief Act of 1997 that allowed the Company a one-time election to treat its assets as having been sold for tax purposes in a deemed sale as of January 1, 2001 for the fair value of those assets. This election allowed the Company to recognize the fair value of its assets for tax purposes without making an actual sale. While this one time “mark to market” election resulted in a tax liability to the Company in 2001, this liability is computed at an effective rate of 2% of the capital gain recognized. The reduction in the effective tax rate to 2% is achieved through the use of the Company’s NOL. By utilizing these provisions, the Company increased its tax basis in its real estate assets that will result in greater depreciation deductions in the future, and therefore in a greater percentage of future dividends paid, if any, being characterized as a return of capital to its shareholders and not taxable dividends, than if the one-time election were not made. In addition, the election may allow individual shareholders to be taxed at a lower rate on distributions than we might ultimately make which are attributable to gains from the disposition of properties held by us on January 1, 2001. This election utilized approximately $31,000,000 of the Company’s $95,000,000 NOL; in addition, the Company recognized $600,000 in corporate income tax expense as a result of its decision.

At December 31, 2003, the Company’s NOL carryover was approximately $64,000,000 for the parent REIT entity and $ 2,271,000 (see Note I) for the Company’s taxable subsidiaries that are consolidated for financial reporting, but not for federal income tax purposes. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of the Company’s REIT taxable income, and as a result, to reduce the amount that the Company is required to distribute to stockholders to maintain its status as a REIT. It does not, however, affect the tax treatment to shareholders of any distributions that the Company does make. The REIT’s and the taxable subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2022, respectively.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding during each year. Diluted earnings per share for the years ended December 31, 2003, 2002, and 2001 reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 216,000, 85,000 and 31,000, respectively, without regard to vesting restrictions on options issued. Vested and unvested stock options together with shares issued for non-recourse notes receivable totaling 91,000, 257,000, and 406,000 shares for the years ended December 31, 2003, 2002, and 2001, respectively, have been excluded from diluted earnings per share as their effect would be anti-dilutive.

Stock-Based Compensation

Effective January 1, 2003, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123, (SFAS 148”), and applied the prospective method set forth in SFAS 148 with respect to the transition. Under this method, the Company now applies the fair value recognition provisions of SFAS 123 to all employee awards granted, modified, or settled on or after January 1, 2003, which has resulted in compensation expense being recorded based on the fair value of the stock options. Prior to January 1, 2003, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and related interpretations in accounting. Under APB 25, because the exercise price of the employee stock options and warrants equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Treasury Stock

On October 17, 2000, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding common stock. The timing of stock purchases is at the discretion of management. No shares were repurchased in 2003 or 2002. During 2001, the Company repurchased 576,613 shares of common stock at a weighted average stock price of $12.03.

Statements of Cash Flows

The Company considers cash maintained in bank accounts, money market funds and highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents. The Company made interest payments of $8,266,000, $8,111,000, and $6,750,000 for 2003, 2002, and 2001 respectively, of which $3,312,000, $3,426,000, and $2,916,000 for 2003, 2002, and 2001 was capitalized, respectively.

Non-cash investing and financing activities for 2003, 2002 and 2001 were as follows (in thousands):

	2003	2002	2001
Issuance of Common Stock for:
Conversion of OP Units	$76	$1,285	$747
Notes receivable	—	—	395
Services by employees and directors	1,620	291	343
Real estate acquired:
By assumption of below market leases	240	—	—
By issuance of OP Units	149	—	—

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

Fair Value of Financial Instruments

The aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt as of December 31, 2003 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of our variable rate secured long-term debt approximates their carrying value.

For the Company’s fixed rate secured long-term debt, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the calculated estimates of fair value cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of the Company’s secured long-term notes payable was $127,731,000 and $104,409,000 at December 31, 2003 and 2002, respectively, as compared to the carrying value of $119,194,000 and $97,201,000 at December 31, 2003 and 2002, respectively.

For the Company’s non-agency MBS and CMBS bonds included in other assets in the balance sheets, the carrying amounts approximate fair values. The Company estimates the fair value of these instruments based upon the present value of future expected cash flows of the bonds. The estimated fair values cannot be substantiated by comparison to independent market quotes and may not be realized in immediate settlement of the bonds. The fair value is estimated using management’s best estimate of future cash flows.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the 2002 and 2001 consolidated financial statements to conform to the classifications used in the current year. Such reclassifications have no material effect on the amounts as originally presented.

C. Real Estate

Real estate at December 31, 2003 and 2002 is as follows (in thousands):

	2003	2002
Land	$48,825	$46,312
Land improvements and buildings	197,365	178,130

	246,190	224,442
Less accumulated depreciation	(20,112)	(17,818)

Real estate, net	$226,078	$206,624

The Company’s real estate investment consists of buildings, land improvements, and land. Buildings consist primarily of the clubhouses at its manufactured housing communities maintained as amenities for resident use. A majority of the Company’s investment in land improvements consists of long-lived assets such as lateral infrastructure at its residential land lease communities including sanitary sewer and storm water collection systems, potable water supply systems, roads and walkways. The balance of land improvements consists of assets with shorter lives such as marinas, fencing, swimming pools, spas, shuffleboard courts, tennis courts and other resident amenities.

In 2001, the Company completed a comprehensive review of its real estate related depreciation including a property-by-property analysis accounting for 30% of the Company’s capitalized real estate costs. As a result of this review, the Company changed its estimate of the remaining useful lives for its land improvements and buildings. Prior to October 1, 2001, the Company calculated depreciation using the straight-line method over an estimated useful life of 25 years for land improvements and buildings and 5 years for furniture and other equipment. Effective October 1, 2001, the Company calculates depreciation using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 30 to 45 years for buildings and 5 years for furniture and other equipment. The effect of this change increased net income (after minority interest in Operating Partnership) for the year ended December 31, 2002, by $2,557,000, or $0.38 per basic share and $0.37 per diluted share and for the year ended December 31, 2002, by $843,000, or $0.12 per basic and diluted share.

During 2003, the Company acquired a 301 home site community in Groveland, Florida, north of Orlando, Florida, in a cash transaction for total consideration of $5,247,000. Approximately $240,000 of the $5,247,000 total cost of the acquisition was allocated as lease intangible for below market leases and is included in accounts payable and accrued liabilities at December 31, 2003. The community is situated on 203 acres and contains 130 occupied home sites and an additional 171 home sites for expansion. The Company funded the acquisition through borrowing on its line of credit.

During the year ended December 31, 2003, the Company acquired individual home sites at two communities where the resident owns certain home sites located within the community. The total cost was $233,000 and was funded by borrowings under the Company’s credit facility.

During the year ended December 31, 2003, the Company acquired home sites at one community that were subject to an earnout agreement (see Note F) for a total consideration of $331,000. The total cost was funded by borrowings under the Company’s credit facility and the issuance of OP Units.

During 2003, the Company sold a 28 home site community in Ben Salem, Pennsylvania to a third party for an aggregate sales price of approximately $1,115,000. The net proceeds of $1,097,000 were used to repay a portion of the Company’s outstanding short-term indebtedness and for other corporate purposes. The Company recognized a loss under generally accepted accounting principles of approximately $73,000, net of minority interest in Operating Partnership.

During 2003 and 2002, the Company sold 11 and 3 home sites, respectively, for total consideration of $339,000 and $98,000, respectively, to existing residents in Arizona.

During 2002, the Company sold a 62-site community in Mesa, Arizona to a third party for an aggregate sales price of approximately $1,000,000. The net proceeds of $933,000 were used to repay a portion of the Company’s outstanding short-term indebtedness and for other corporate purposes. The Company recognized a loss under GAAP of approximately $106,000, net of minority interest in Operating Partnership.

D. Secured Long-Term Notes Payable

The following table summarizes the Company’s secured long-term notes payable (in thousands):

	2003	2002
Fixed rate, ranging from 5.7% to 8.2%, fully amortizing, non-recourse notes maturing at various dates from 2018 through 2020	$77,620	$71,672
Fixed rate, ranging from 6.6% to 7.8%, partially amortizing, non-recourse notes maturing at various dates from 2007 through 2011	17,199	17,435
Variable rate, at 30 day LIBOR plus 300 basis points with a 6.5% floor, non-recourse notes maturing in 2005 and 2007	9,360	8,094
Variable rate, at 30 day LIBOR plus 250 basis points, non-recourse notes maturing in 2013	15,015	—

	$119,194	$97,201

Real estate assets that secure the long-term notes payable had a net book value of $190,494,000 at December 31, 2003. The Company had $209,000 in escrow accounts (included in other assets) with lenders related to the long-term notes payable at December 31, 2003, including amounts for real estate taxes, insurance and certain capital expenditures. In 2002, the Company entered into three long-term financing arrangements that allow for future advances to be advanced upon attaining increased occupancy at the mortgaged property.

At December 31, 2003, the remaining amount of the aforementioned potential advances was $7,919,000. The scheduled principal amortization and maturity payments for the Company’s long-term notes payable at December 31, 2003 are as follows (in thousands):

Year	Amortization	Maturities	Total
2004	$2,962	$—	$2,962
2005	3,186	854	4,040
2006	3,414	—	3,414
2007	3,663	11,147	14,810
2008	3,886	—	3,886
Thereafter	55,667	34,415	90,082

			$119,194

E. Secured Short-Term Financing

The Company has a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at 30 day LIBOR plus 200 basis points (3.12% at December 31, 2003). The line of credit is secured by real property and improvements located in St. Lucie and Pasco County, Florida and Maricopa County, Arizona with a net book value of $27,098,000. The revolving line of credit matures in July 2005. At December 31, 2003, $2,390,000 was outstanding and $13,457,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder. The financial covenants of the line of credit requires the Company to maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to current annual debt service obligations (as defined by the lender) of not less than 1.25 to 1.0, to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of 2.0 to 1.0, among others. Based upon the application of these covenants as of December 31, 2003, $11,067,000 was available to the Company. The Company was in compliance with all financial covenant requirements at December 31, 2003.

The Company has a floor plan line of credit with a floor plan lender providing a credit facility of $15,000,000 with a variable interest rate linked to the prime rate and spreads varying from 1% to 1.75%, depending on the manufacturer and age of the inventory. Individual advances mature as early as 360 days or have no stated maturity, based upon the manufacturer. Amounts outstanding are nonrecourse to the Company for the period of time the financed home is subject to a repurchase agreement with the manufacturer of the home. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $8,668,000. At December 31, 2003, $8,269,000 was outstanding, of which $8,025,000 was non-recourse to the Company and $244,000 was recourse to the Company, and $6,731,000 was available under the floor plan credit facility.

F. Commitments and Contingencies

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

During 2003, the Company entered into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of residential land lease communities. The unpaid balance of these contracts remaining at December 31, 2003 is approximately $4,398,000.

As of December 31, 2003, the Company’s outstanding purchase obligations with manufacturers of homes to be constructed in the Company’s communities totaled $4,015,000.

In connection with the acquisition of a residential land lease community, the Company entered into an earn-out agreement with respect to 142 unoccupied home sites. The Company advances an additional $16,550 pursuant to the earn-out agreement for each newly occupied home site either in the form of cash or equivalent value OP Units, as determined by the seller. At December 31, 2003, there were 62 unoccupied home sites subject to the earn-out for a total commitment of $1,026,000. The Company has advanced the following in cash and OP Units for newly occupied home sites (in thousands):

	Year Ended December 31,
	2003	2002	2001
Cash	$182	$199	$166
OP Units	149	—	—

	$331	$199	$166

G. Segment Reporting

The Company has two reportable segments: rental property (ownership of land leases, land development, investment acquisition and disposition) and home sales (sale of homes, both new and used, to be sited on land owned by the Company). The rental property segment consists of residential land lease communities that generate rental and other property related income through the leasing of land to residents that are unrelated to the Company. The home sales segment sells manufactured homes to customers that are unrelated to the Company. The homes sold by the home sales segment are situated on land within the Company’s portfolio of rental property. The customers of the home sales business become residents of the Company’s rental property segment coincident with the sale of a home, at which time the customer enters into a lease with the rental property segment. No revenues are generated from transactions with other segments and no single resident or customer contributed 10% or more of total revenues during the years ended December 31, 2003, 2002, or 2001.

Non-segment revenue used to reconcile total revenue consists of interest income and other income. Non-segment assets used to reconcile to total assets include cash and cash equivalents, cash in escrows, accounts receivable, prepaid expenses, investments, deferred charges and other assets. Overhead expenses, such as administrative expenses, are allocated to each segment based upon management’s best estimate of the resources utilized in the management and operations of each segment. The accounting policies of the segments are the same as those described in Note B.

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of its executive senior management team who use several generally accepted industry financial measures to assess the performance of the business. Specifically, the Company’s chief operating decision makers assess and measure segment operating activities based on contribution margins from each segment.

The revenues, profit (loss), and assets for each of the reportable segments are summarized in the following tables for the periods ending December 31, 2003, 2002 and 2001 (in thousands):

	Year Ended December 31, 2003
	Rental Property	Home Sales	Corporate, Interest and other	Total
Revenues	$26,700	$38,465	$—	$65,165

Contribution margin	13,435	3,324	—	16,759

General and administrative expenses	(1,106)	(1,593)	(21)	(2,720)
Interest expense			(5,381)	(5,381)
Interest and other income			524	524
Equity in earnings of unconsolidated real estate partnerships	37			37
Income from discontinued operations	(156)			(156)
Gain on disposition of unconsolidated real estate partnerships	971			971
Minority interest in earnings			(1,216)	(1,216)
Net income (loss)	$13,181	$1,731	$(6,094)	$8,818

Assets	$230,372	$15,710	$1,014	$247,096

Capital Additions to:
Real Estate	$23,152	$—	$—	$23,152
Other Assets	613	240	7	860

Total	$23,765	$240	$7	$24,012

	Year Ended December 31, 2002
	Rental Property	Home Sales	Corporate, Interest and other	Total
Revenues	$24,547	$23,904	$—	$48,451

Contribution margin	12,004	342	—	12,346

General and administrative expenses	(971)	(946)	(37)	(1,954)
Interest expense			(4,751)	(4,751)
Interest and other income			927	927
Equity in earnings (losses) of unconsolidated real estate partnerships	(2)			(2)
Income from discontinued operations	87			87
Gain on disposition of unconsolidated real estate partnerships	—	—	—	—
Minority interest in earnings			(803)	(803)

Net income (loss)	$11,118	$(604)	$(4,664)	$5,850

Assets	$213,004	$12,691	$3,148	$228,843

Capital Additions to:
Real Estate	$15,443	$—	$—	$15,443
Other Assets	592	139	9	740

Total	$16,035	$139	$9	$16,183

	Year Ended December 31, 2001
	Rental Property	Home Sales	Corporate, Interest and other	Total
Revenues	$23,115	$17,357	$—	$40,472

Contribution margin	8,386	(375)	—	8,011
General and administrative expenses	(952)	(715)	(61)	(1,728)
Interest expense			(4,286)	(4,286)
Interest and other income			1,504	1,504
Equity in earnings (losses) of unconsolidated real estate partnerships	65			65
Income from discontinued operations	3,636			3,636
Gain on disposition of unconsolidated real estate partnerships	—	—	—	—

Income taxes	(600)	—	—	(600)
Minority interest in earnings	—	—	(472)	(472)

Net income (loss)	$10,535	$(1,090)	$(3,315)	$6,130

Assets	$202,731	$10,128	$3,732	$216,591

Capital Additions to:
Real Estate	$16,063	$—	$—	$16,063
Other Assets	577	345	47	969

Total	$16,640	$345	$47	$17,032

H. Common Stock and Dividends

The Company paid dividends to stockholders and distributions to holders of OP Units as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Dividends	$6,878	$6,766	$6,891
Distributions	936	928	1,045

Total	$7,814	$7,694	$7,936

The Company’s Certificate of Incorporation permits the Board of Directors to issue classes of preferred and common stock without further stockholder approval. As of December 31, 2003, the Company has not issued any classes of stock other than common stock.

The Company initiated a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) on May 3, 2002 which allows shareholders to acquire additional shares of common stock by reinvesting some or all of the cash dividends paid on the Company’s outstanding common stock. In addition, under the Plan, monthly optional cash investments, which are subject to a minimum purchase amount of $250 and a maximum quarterly purchase limit of $5,000 per shareholder, are permitted without approval from the Board of Directors. Optional cash investments in excess of $5,000 per shareholder are subject to approval by the Board of Directors and no such investments were approved during the years ended December 31, 2003 and 2002. Shares may be acquired pursuant to the Plan directly from the Company at a price equal to the average of the daily high and low sales price of the Company’s common stock as reported on the New York Stock Exchange during the ten trading days prior to the date of the investment, less a possible discount determined by the Company of up to 5%, generally without payment of any brokerage commission or service charge by the investor. During the years ended December 31, 2003 and 2002, approximately 35,000 shares were issued at a weighted average cost of $16.00 and 25,000 shares were issued at an weighted average cost of $13.90, respectively. The shares issued included shares issued to officers and directors on terms identical to those offered to third parties.

Officer Stock Loans and Restricted Stock

In previous years, the Company had provided loans to three of its executive officers in an amount equal to the total cash required to purchase common stock in the Company at the then prevailing market prices. These loans have a 10-year maturity, are 25% recourse to the executive officers, bear interest at 7.5% and are secured by the stock acquired with the proceeds from the loan. During the year ended December 31, 2002, an officer who had separated from the Company repaid the balance due in full in accordance with the terms of the loan. As of December 31, 2003, the total balance outstanding on loans made to two officers secured by Company common stock was $799,000 and principal and interest payments made on these obligations during the years ended December 31, 2003, 2002, and 2001 were $112,000, $552,000, and $143,000 respectively, and the loans are current with respect to principal and interest. In compliance with current regulations, the Company has not provided or modified loans to executive officers since January 2, 2001.

The Company issued 56,800, 23,500 and 30,000 shares of restricted stock to members of management for the years ended December 31, 2003, 2002, and 2001, respectively. The restricted stock was issued at the fair value of the common stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to a risk of forfeiture within the vesting period. Vesting periods of the restricted stock issued range from two to five years.

The Company issued 50,000 shares of restricted stock (the “HPS shares”) to members of senior management during the year ended December 31, 2003 with vesting provisions based upon the performance of the Company as measured against ten-year average total return of the Equity REIT Index, as reported by the National Association of Real Estate Investment Trusts. The HPS shares vest based upon the extent, if any, that the total return realized by shareholders exceeds the ten-year average total return of the Equity REIT Index. The total return is measured over a three-year period that ends on the final valuation date, December 31, 2005 and is based upon the Equity REIT Index as of the beginning of the measurement period. The Equity REIT Index as of the beginning of the measurement period was 10.53%. The HPS shares were issued at the fair value of the common stock as of the beginning of the measurement period and totaled $705,000. Vesting is achieved ratably on the final valuation date to the extent that excess value has been realized. In order for senior management to earn vesting in all of the HPS shares, the actual total return to shareholders for the three-year period ended December 31, 2005 is required to exceed the Equity REIT Index total return by 5% points. The HPS shares are subject to shareholder approval.

The fair value of the restricted stock, including HPS shares, is amortized to compensation expense over the vesting period. Changes in unamortized restricted stock are as follows (in thousands):

	December 31,
	2003	2002	2001
Beginning unamortized value	$396	$278	$—
Fair value of restricted stock issued	1,500	291	343
Amortization of fair value	(542)	(173)	(65)

Ending unamortized value	$1,354	$396	$278

At December 31, 2003, 139,000 shares of restricted stock are unvested and subject to forfeiture under the terms of the respective grant. In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock are charged to compensation expense in the period paid. The total compensation expense charged to income related to restricted share awards was $673,000, $223,000 and $155,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

I. Income Taxes

Taxable Consolidated Entities

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities of taxable entities that are consolidated for financial reporting purposes (but not for tax purposes) and the amounts used for income tax purposes. During 2003 and 2002, the taxable consolidated entities were comprised of the “taxable REIT subsidiaries” of the Company that are wholly owned by the Operating Partnership.

Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31, 2003	December 31, 2002
Deferred tax Liabilities
Depreciation	$41	$—
Total deferred tax liabilities	41	—

Deferred tax assets:
Net operating loss carry forwards	854	975
Receivables	—	6
Deferred income	54	70
Other	9	36

Total deferred tax assets	917	1,087
Valuation allowance for deferred tax assets	(876)	(1,087)

Deferred tax assets, net of valuation allowance	41	—

Net deferred tax assets (liabilities)	$—	$—

SFAS No. 109, “Accounting for Income Taxes,” requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s taxable REIT subsidiaries have reported cumulative losses since inception. After consideration of all the evidence, including cumulative losses since inception, management has determined that a $876,000 valuation allowance at December 31, 2003 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $211,000. At December 31, 2003, the Company has available NOL carryforwards of approximately $2,271,000 arising from the operations of the consolidated taxable REIT subsidiaries, which expires between 2020 and 2022. The Company did not record a deferred tax benefit or expense during the periods ended December 31, 2003 and 2002.

Consolidated income (loss) subject to tax is $558,000, $(674,000), and $293,000 for 2003, 2002 and 2001, respectively. The reconciliation of income tax attributable to consolidated income (loss) subject to tax from continuing operations computed at the U.S. statutory rate to income tax expense (benefit) is shown below (in thousands):

	Year Ended December 31, 2003		Year Ended December 31, 2002		Year Ended December 31, 2001
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates on consolidated income (loss) subject to tax	$190	34.0%	$(229)	(34.0)%	$100	34.0%
State income tax, net of federal tax benefit	20	3.7	(24)	(3.6)%	11	3.7
Other	1	0.2	2	0.3%	1	0.4
Increase (decrease) in valuation allowance	(211)	(37.9)	251	37.3%	(112)	(38.1)

	$—	—%	$—	—%	$—	—%

J. Stock Option Plan

The Company has a Stock Incentive Plan for the issuance of up to 3,000,000 qualified and non-qualified stock options and shares of Common Stock to its directors, officers, employees and consultants. As of December 31, 2003 and 2002, there were 1,367,000 and 1,322,000 outstanding stock options, respectively. The exercise price for stock options may not be less than 100% of the fair value of the shares of Common Stock at the date of grant. Stock options granted through December 31, 1997 have 5-year terms and stock options granted after 1997 have 10-year terms. All outstanding stock options are non-qualified stock options.

Presented below is a summary of the changes in stock options for the three years ended December 31, 2003.

	Weighted Average Exercise Price	Shares
Outstanding-December 31, 2000	$17.83	982,000

Granted	$10.99	321,000
Exercised	9.88	(40,000)
Expired	15.79	(134,000)

Outstanding-December 31, 2001	$16.41	1,129,000

Granted	$13.54	267,000
Exercised	10.88	(30,000)
Expired	14.78	(44,000)

Outstanding-December 31, 2002	$16.02	1,322,000

Granted	$14.75	59,000
Exercised	11.57	(8,000)
Expired	12.01	(6,000)

Outstanding-December 31, 2003	$16.02	1,367,000

As of December 31, 2003, outstanding options have the following ranges of exercise prices and weighted average remaining lives:

	Ranges of Exercise Prices
	$9.88 to $13.50	$14.75 to $15.95	$16.26 to $20.24	All Ranges
Outstanding stock options:
Number of options	568,000	131,000	668,000	1,367,000
Weighted average exercise price	$12.40	$15.03	$19.31	$16.02
Weighted average remaining life	7.03 years	6.92 years	4.26 years	5.66 years
Exercisable stock options:
Number of options	545,000	80,000	665,000	1,290,000
Weighted average exercise price	$12.50	$15.32	$19.30	$16.18
Weighted average remaining life	7.06 years	5.58 years	4.24 years	5.51 years

Options granted to date vest over various periods of up to five years. As of December 31, 2003, 2002, and 2001, 1,290,000, 1,233,000, and 973,000, respectively, of the outstanding options were exercisable. As of December 31, 2003, 2002, and 2001, the weighted average exercise price of exercisable options was $16.18, $16.36, and $17.24, respectively.

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 123, Accounting for Stock Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003 as described in SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123. Under this method, the Company now applies the fair value recognition provisions of SFAS 123 to all employee awards granted, modified, or settled on or after January 1, 2003, which has resulted in compensation expense being recorded based on the fair value of the stock options. Prior to January 1, 2003, the Company followed APB 25 and related interpretations in accounting. Under APB25, because the exercise price of the employee stock options and warrants equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for all its employee stock options under the fair value method of that Statement. The fair value for options issued by the Company were estimated at the date of grant using the Black-Scholes valuation model with the following weighted average assumptions:

	2003	2002	2001
Range of risk free interest rates	3.55% to 4.05%	4.5% to 5.0%	3.4% to 5.2%
Expected dividend yield	6.75%	7.38%	8.75%
Volatility factor of the expected market price of the Company’s common stock	0.168	0.238	0.275
Expected life of options	7.66 years	10.0 years	5.2 years

For 2003, 2002, and 2001, the estimated weighted-average grant-date fair value of options granted was $0.81 per option, $1.27 per option, and $1.11 per option, respectively. The Company assumed lives of five to ten years and risk-free interest rates equal to the Five or Ten-Year U.S. Treasury rates on the date the options were granted depending on option terms. In addition, the expected stock price volatility and dividends rates were estimated based upon historical experience from the date of our merger with Commercial Assets in August of 2000 and ending on the date the options were granted.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except for per share data):

	2003	2002	2001
Net Income, as reported	$8,818	$5,850	$6,130
Add: Stock-based employee compensation expense included in reported net income
Restricted stock awards	309	123	65
High Performance Shares	235	—	—
Stock options	8	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards
Restricted stock awards	(309)	(123)	(65)
High Performance Shares	(235)	—	—
Stock options	(48)	(377)	(959)
Add: Additional minority interest in Operating Partnership	4	46	127

Pro forma net income	$8,782	$5,519	$5,298

Basic earnings per common share:
Reported	$1.28	$0.87	$0.90
Pro forma	$1.28	$0.82	$0.77
Diluted earnings per common share:
Reported	$1.24	$0.86	$0.89
Pro Forma	$1.24	$0.81	$0.77

The reduction in expense for stock options from $377,000 for the year ended December 31, 2002 to $48,000 for the year ended December 31, 2003 is a result in the change in the form of director compensation from stock options in 2002 to restricted stock in 2003.

The Company also grants restricted stock awards as part of its equity compensation plan. For the years ended December 31, 2003, 2002 and 2001, the Company granted restricted stock awards (see Note H) with weighted average fair values per share of $14.39, $13.50 and $10.00, respectively. These awards are amortized to compensation expense over the applicable vesting period (4 to 5 years).

K. Savings Plan

The Company has a 401(k) defined-contribution employee savings plan, which provides substantially all employees the opportunity to accumulate funds for retirement. The Company may, at its discretion, match a portion of the contributions from participating employees. During 2003, 2002, and 2001, the Company matched $32,000, $10,000, and $5,000, respectively, of employee contributions. The Company’s match vests as follows:

Years of Service	Vested Interest
1	0%
2	30%
3	60%
4	100%

L. Discontinued Operations

In October 2001, FASB issued SFAS 144. SFAS 144 establishes criteria beyond those previously specified in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 was effective beginning January 1, 2002. Due to the adoption of SFAS 144, we now report as discontinued operations real estate assets held for sale (as defined by SFAS 144) and real estate assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the consolidated statements of income under the heading “discontinued operations.” This change has resulted in certain reclassifications of 2002 and 2001 financial statement amounts.

At December 31, 2003, we had one land lease community located in Arizona with 17 home sites classified as held for sale for which the Company recognized an impairment loss of approximately $151,000. The results of operations of this community were included within discontinued operations for the years ended December 31, 2003, 2002 and 2001. During the year ended December 31, 2003, we sold one land lease community with 28 home sites. The results of operations of this community before the sale and the related gain/loss on sale, if any, was also included in discontinued operations for the years ended December 31, 2003, 2002, and 2001. During 2002, the Company sold a land lease community with 62 home sites. The results of operations before the sale and the related loss on sale was included in discontinued operations for the years ended December 31, 2002 and 2001.

The following is a summary of the components of income from discontinued operations for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Discontinued Property Operations
Rental and other property revenues	$83	$411	$470
Property operating expenses	(23)	(156)	(155)
Depreciation	(3)	(35)	(80)

Income from discontinued operations before loss on disposition of discontinued operations	57	220	235
Income (Loss) on disposition of discontinued operations	(83)	(121)	3,956
Impairment of real estate assets	(151)	—	—

Income from discontinued operations before minority interest	(177)	99	4,191
Minority interest benefit (expense) attributed to discontinued operations	21	(12)	(555)

(Loss) income from discontinued operations, net of minority interest	$(156)	$87	$3,636

The assets and liabilities of the discontinued operations have been included in the assets of the Company on the balance sheets; therefore, the following table details the amounts related to assets of discontinued operations that are included in the balance sheets at December 31, 2002. All other assets and liabilities of the discontinued operations are classified in the balance sheets as assets held for sale and liabilities related to assets held for sale fro December 31, 2003 and 2002. (in thousands):

2002
Real Estate Assets, net	$1,182
Other Assets	39
Liabilities	21

M. Recent Accounting Developments

In November 2002, FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others. “ FIN 45 will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in FIN 45, which are not included in the long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees, even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees issued prior to the date of FIN 45’s initial application should not be revised or restated to reflect its provisions. The Company’s adoption of FIN 45 did not have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide transition alternatives for adopting the accounting provisions of SFAS 123 and also amends the disclosure requirements of SFAS 123. Additionally, SFAS 148 requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 in Note J of these consolidated financial statements. The transition provisions of SFAS 148 were adopted on January 1, 2003. See Note J for information on the impact the adoption of SFAS 148 will have on the Company’s financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”(“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity though voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46’s consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The Company adopted FIN 46 for entities created or acquired after January 31, 2003. The FASB issued several staff positions during 2003 and in December 2003 the FASB revised its interpretation to clarify many items by issuing FIN46R. The effective date of adoption is now March 31, 2004. The Company is in the process of evaluating the full impact of FIN46R on its financial statements; however, the Company does not believe that the adoption of FIN46R will have a material impact on the consolidated financial condition or results of operations taken as a whole.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, or SFAS 149. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133. SFAS 149 clarifies the definition of a derivative and when special reporting is warranted, in addition to amending certain other existing pronouncements. SFAS 149 will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for provisions that relate to SFAS 133 Implementation Issues, which should continue to be applied in accordance with their respective effective dates, and for hedging relationships designated after June 30, 2003. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 requires that certain financial instruments, such as mandatorily redeemable securities, put options, forward purchase contracts, and obligations that can be settled with shares, be classified as liabilities, where in some cases these have previously been classified as equity or between the liabilities and equity section of the consolidated balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 as of July 1, 2003. In September 2003, financial statement issuers first became aware that the FASB intended for SFAS 150 to also apply to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 that were intended to apply to non-controlling interests in consolidated finite life partnerships. The adoption of SFAS 150 for portions that have not been deferred did not have a material impact on the Company’s consolidated financial position or results of operations taken as a whole.

N. Transactions with Related Parties

During 2002 and 2001, Brandywine Financial Services Corporation provided back office support to both the Company’s communities and the Company’s corporate office located in Florida. Mr. Moore, a director of the Company, is an owner and officer of Brandywine Financial Services. Brandywine Financial Services received fees of, $0, $90,000 and $359,000, respectively, for services provided in 2003, 2002 and 2001. Effective March 31, 2002, Brandywine Financial Services’ services to the Company were terminated.

O. Selected Quarterly Financial Data (Unaudited)

Presented below is selected quarterly financial data for 2003 and 2002 (in thousands, except per share data).

	Three Months Ended
2003	December 31,	September 30,	June 30,	March 31,
Rental and other property revenues	$6,894	$6,548	$6,539	$6,719
Income from rental property operations	3,474	3,278	3,263	3,420
Home sales revenue	9,914	12,354	7,771	7,890
Income (loss) from home sales operations	852	1,440	693	339
Net income	1,977	3,139	1,861	1,841
Basic earnings per share	$0.29	$0.46	$0.27	$0.27
Diluted earnings per share	$0.27	$0.44	$0.26	$0.26
Weighted average common shares outstanding	6,914	6,890	6,866	6,839
Weighted average common shares and common shares equivalents outstanding	7,202	7,131	7,056	6,951

	Three Months Ended
2002	December 31,	September 30,	June 30,	March 31,
Rental and other property revenues	$6,235	$6,105	$5,981	$6,226
Income from rental property operations	3,071	3,007	2,923	3,003
Home sales revenue	7,458	6,603	5,171	4,195
Income (loss) from home sales operations	406	220	(22)	(262)
Net income	1,435	1,545	1,509	1,361
Basic earnings per share	$0.21	$0.23	$0.22	$0.20
Diluted earnings per share	$0.21	$0.22	$0.22	$0.20
Weighted average common shares outstanding	6,799	6,786	6,719	6,656
Weighted average common shares and common shares equivalents outstanding	6,881	6,891	6,827	6,728

P. Subsequent events

The Company’s dividend is set quarterly and is subject to change or elimination at any time. On February 5, 2004, the Board of Directors declared a quarterly cash dividend of $0.25 per common share for the quarter ended December 31, 2003, payable on February 26, 2004, to shareholders of record on February 13, 2004. Shareholders may reinvest the dividends paid under the Plan. The Plan allows shareholders to acquire additional shares of common stock by reinvesting some or all of the cash dividends paid on the Company’s outstanding common stock.

On February 5, 2004, the Board of Directors awarded approximately 34,000 shares of restricted stock with a value of $675,000 to members of management. The restricted stock was issued at the fair value of the common stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to a risk of forfeiture within the vesting period. Vesting periods of the restricted stock issued range from one to four years.

On February 5, 2004, the Board of Directors made a grant of performance based restricted stock totaling 65,000 shares with a value of $1,290,000 to members of senior management whereby the Company issued restricted common stock (the “HPS shares”) under the terms of the 1998 Stock Incentive Plan. The HPS shares vest based upon the extent, if any, that the total return realized by shareholders exceeds the ten-year average total return of the Equity REIT Index, as reported by the National Association of Real Estate Investment Trusts. Vesting is achieved ratably on the final valuation date to the extent that excess value has been realized. In order for management to earn vesting in all of the HPS shares for a given final valuation date, the actual total return to shareholders for the three-year period is required to exceed the Equity REIT Index total return by 5% points. The 65,000 HPS shares granted have a final measurement date of December 31, 2006. The HPS shares are subject to shareholder approval.

AMERICAN LAND LEASE INC. AND SUBSIDIARIES

SCHEDULE III

Real Estate and Accumulated Depreciation

December 31, 2003

(In Thousands Except Site Data)

							Cost Capitalized Subsequent Acquisition	December 31, 2003
Property Name	Date Acquired	Location	Year Developed	Number Of Sites	Initial Cost			Land	Total Cost Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
					Land	Buildings and Improvements
Blue Heron Pines	2000	Punta Gorda, FL	1983/1999	411	$3,026	$2,356	$4,448	$3,169	$6,661	$9,830	$(360)	$9,470	$4,081
Blue Star (1)	1999	Apache Junction, AZ	1955	151	453	1,029	42	453	1,071	1,524	(128)	1,396	—
Brentwood(1)	2000	Hudson, FL	1984	194	446	1,037	862	446	1,899	2,345	(120)	2,225	—
Brentwood West	1998	Mesa, AZ	1972/1987	350	1,050	12,768	953	1,050	13,721	14,771	(2,174)	12,597	11,246
Caribbean Cove	1998	Orlando, FL	1984	285	959	7,952	530	959	8,482	9,441	(1,327)	8,114	6,467
Casa Commercial	2000	Mesa, AZ	—	—	304	6	7	304	13	317	(1)	316	—
Casa Encanta	2000	Mesa, AZ	1970	135	283	1,050	1,697	283	2,747	3,030	—	3,030	—
Cypress Greens	2000	Lakeland, FL	1986	262	216	1,649	2,802	2,031	2,636	4,667	(148)	4,519	1,800
Desert Harbor	2000	Apache Junction, AZ	1997	207	952	3,980	1,212	957	5,187	6,144	(317)	5,827	2,600
Fiesta Village	2000	Mesa, AZ	1962	170	2,698	4,034	1,126	2,698	5,160	7,858	(284)	7,574	2,828
Forest View	2000	Homosassa, FL	1987/1997	306	927	1,950	2,911	1,320	4,468	5,788	(557)	5,231	3,785
Gulfstream Harbor I	1998	Orlando, FL	1980	432	1,513	11,793	1,083	1,513	12,876	14,389	(1,913)	12,476	9,843
Gulfstream Harbor II	1998	Orlando, FL	1988	342	1,050	9,183	440	1,050	9,623	10,673	(1,499)	9,174	7,466
La Casa Blanca	2000	Apache Junction, AZ	1993	198	534	6,080	193	534	6,273	6,807	(500)	6,307	3,488
La Casa Mini Storage	2000	Apache Junction, AZ	—	—	446	267	1,238	958	993	1,951	(49)	1,902	879
Lakeshore Villas	2000	Tampa, FL	1972	281	762	6,081	1,433	2,078	6,198	8,276	(498)	7,778	6,542
Lost Dutchman (1)	1999	Apache Junction, AZ	1971/1979/1999	260	777	4,885	798	777	5,683	6,460	(592)	5,868	—
Mullica Woods	1998	Egg Harbor City, NJ	1985	90	270	3,399	716	270	4,115	4,385	(612)	3,773	2,367
Park Royale	2000	Pinellas Park, FL	1971	309	927	5,221	1,011	1,029	6,130	7,159	(1,111)	6,048	6,049
Pleasant Living	1997	Riverview, FL	1979	246	726	5,079	395	726	5,474	6,200	(994)	5,206	2,708
Rancho Mirage	2000	Apache Junction, AZ	1994	312	837	9,924	217	837	10,141	10,978	(818)	10,160	5,691
Riverside	2000	Ruskin, FL	1984	937	3,202	8,167	9,921	5,738	15,552	21,290	(741)	20,549	4,871
Royal Palm	2000	Haines City, FL	1971	390	1,244	2,874	823	1,393	3,548	4,941	(231)	4,710	3,982
Savanna Club (2)	2000	Port St. Lucie, FL	1999	1,049	6,945	4,643	22,373	10,614	23,347	33,961	(776)	33,185	8,363
Serendipity	1998	Ft. Myers, FL	1971/1974	338	1,014	7,635	604	1,014	8,239	9,253	(1,296)	7,957	6,759
Stonebrook	2000	Homosassa, FL	1987/1997	218	654	1,483	1,833	854	3,116	3,970	(402)	3,568	1,412
Sun Valley	1999	Apache Junction, AZ	1984	268	804	5,644	117	804	5,761	6,565	(684)	5,881	5,954
Sun Valley	1997	Tarpon Springs, FL	1972	261	783	5,974	189	783	6,163	6,946	(1,216)	5,730	5,760
Sunlake	2000	Grand Island, FL	1980	405	1,712	6,522	2,888	1,806	9,316	11,122	(755)	10,367	4,253
Woodlands	2003	Groveland, FL	1979	301	2,377	2,727	46	2,377	2,772	5,149	(9)	5,140	—

				9,108	$37,891	$145,392	$62,907	$48,825	$197,365	$246,190	$(20,112)	$226,078	$119,194

(1)	These properties secure the company’s line of credit.
(2)	Phase IV of this property secures a fixed rate long-term mortgage. The assets of Phase IV have a net book value of approximately $15,576,000 as of December 31, 2003. The remaining phases of this property secure the Company’s line of credit facility and the real estate assets of the remaining phases have a net book value of approximately $17,609,000 as of December 31, 2003

AMERICAN LAND LEASE, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001

Real Estate

Balance at beginning of year	$224,442	$210,247	$207,395

Additions during the year:

Real estate acquisitions	5,811	475	2,622

Capital Replacements and Enhancements	866	920	630

Development	16,475	14,048	11,506

Dispositions	(1,404)	(1,248)	(11,906)

Balance at end of year	$246,190	$224,442	$210,247

Accumulated Depreciation

Balance at beginning of year	$(17,818)	$(15,528)	$(12,006)

Additions during the year:

Depreciation (1)	(2,510)	(2,368)	(5,126)

Dispositions	216	78	1,604

Balance at end of year	$(20,112)	$(17,818)	$(15,528)

(1)	Depreciation in the above schedule is specifically related to assets such as buildings, building improvements and land improvements that are classified as Real Estate assets on the consolidated balance sheet. In addition to the depreciation of real estate assets, the Company also depreciates personal property (such as furniture & fixtures, machinery & equipment, and computers) used in the operations of the Company’s real estate assets. In 2003, 2002, and 2001, the Company recorded depreciation expense of $160,000, $134,000, and $17,000, respectively, related to the personal property in the operations of its real estate assets.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of June 2, 2000, by and between the Registrant and Commercial Assets, Inc. (incorporated herein by reference to Annex A to the Registrant’s Joint Proxy Statement/Prospectus, dated June 13, 2000, Commission File No. 1-9360, filed on June 13, 2000).

2.2	Assignment of Agreement of Sale, dated as of June 1, 1998, between Community Acquisition Joint Venture and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 2.6(b) to the Registrant’s Current Report on Form 8-K, dated May 29, 1998, Commission File No. 1-9360, filed on June 15, 1998).

2.3	Contribution Agreement, dated as of January 1, 2000, by and among Asset Investors Operating Partnership, L.P., CADC Holding L.L.C. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.8 to the Registrant’s Current Report on Form 8-K, dated January 31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

2.4	Purchase and Sale Agreement, dated as of January 1, 2000, by and between Asset Investors Operating Partnership, L.P. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.8(a) to the Registrant’s Current Report on Form 8-K, dated January 31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

2.5	Purchase and Sale Agreement, dated as of January 1, 2000, by and between Prime Forest Partners and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.8(b) to the Registrant’s Current Report on Form 8-K. dated January 31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

2.6	Purchase and Sale Agreement, dated as of January 1, 2000, by and between Asset Investors Operating Partnership, L.P. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.8(c) to the Registrant’s Current Report on Form 8-K, dated January 31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

2.7	Asset Purchase Agreement, dated as of January 1, 2000, by and between AIC Homesales Corp. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 2.8(d) to the Registrant’s Current Report on Form 8-K dated. January 31, 2000, Commission File No. 1-9360, filed on February 15, 2000).

2.8	Acquisition Agreement, dated as of January 1, 2000, by and among AIC Community Management Holding Corp., AIC Management Holdings, LLC and Community Management Investors Corporation (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K. dated January 19, 2000, Commission File No. 1-9360, filed on January 31, 2000).

2.9	Promissory Note, dated January 1, 2000, by and among AIC Community Management Holding, LLC, Manufactured Housing Corp. and Community Management Investors Corporation (incorporated herein by reference to Exhibit 10.1(a) to the Registrant’s Current Report on Form 8-K. dated January 19, 2000, Commission File No. 1-9360, filed on January 31, 2000).

3.1	Second Amended and Restated Certificate of Incorporation of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, dated April 2, 2001, Commission File No. 1-9360, filed on April 2, 2001).

3.2	Second Amended and Restated By-laws of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, dated April 2, 2001, Commission File No. 1-9360, filed on April 2, 2001).

4.1	Waiver regarding stock ownership restrictions between the Registrant and Terry Considine, dated August 11, 2000 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, dated April 2, 2001, Commission File No. 1-9360, filed on April 2, 2001).

4.2	Waiver regarding stock ownership restrictions between the Registrant and Asset Investors Operating Partnership, L.P., dated August 11, 2000 (incorporated herein by reference to Exibit 4.2 to the Registrant’s Annual Report on Form 10-K, dated April 2, 2001, Commission File No. 1-9360, filed on April 2, 2001).

10.1*	Form of Indemnification Agreement between the Registrant and each Director of the Registrant (incorporated herein by reference to Appendix A to the Proxy Statement of the Registrant, Commission File No. 1-9360, dated May 18, 1987).

10.2*	1998 Stock Incentive Plan of the Registrant (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1998, Commission File No. 1-9360, filed on August 14, 1998).

10.3	Trust Agreement, dated as of March 26, 1997, among the Registrant, as depositor, Asset Investors Secured Financing Corporation and Wilmington Trust Company, as Owner Trustee (incorporated herein by reference to Exhibit 10.5(a) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1997, Commission File No. 1-9360, filed on May 15, 1997).

10.4	Pooled Certificate Transfer Agreement between the Registrant and Asset Investors Secured Financing Corporation, dated as of March 26, 1997 (incorporated herein by reference to Exhibit 10.5(b) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1997, Commission File No. 1-9360, filed on May 15, 1997).

10.5	Indenture, dated as of March 27, 1997, between Structured Mortgage Trust 1997-1 and State Street Bank and Trust Company (incorporated herein by reference to Exhibit 10.5(c) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1997, Commission File No. 1-9360, filed on May 15, 1997).

10.6	Note Purchase Agreement, dated as of March 26, 1997, among Structured Mortgage Trust 1997-1, Asset Investors Secured Financing Corporation and Bear, Stearns & Co. Inc. (incorporated herein by reference to Exhibit 10.5(d) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1997, Commission File No. 1-9360, filed on May 15, 1997).

10.7	Trust Certificate issued to Asset Investors Secured Financing Corporation evidencing its ownership of the Structured Mortgage Trust 1997-1 (incorporated herein by reference to Exhibit 10.5(e) to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended March 31, 1997, Commission File No. 1-9360, filed on May 15, 1997).

10.8	Trust Agreement, dated as of November 3, 1997, between CAX DTR Securitization Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 2.9 to Commercial Assets, Inc.’s Current Report on Form 8-K, dated November 3, 1997, Commission File No. 1-2262, filed on November 17, 1997).

10.9	Note Purchase Agreement, dated as of November 3, 1997, among Structured Mortgage Trust 1997-2, CAX DTR Securitization Corp., and Painewebber Incorporated Company (incorporated herein by reference to Exhibit 2.9(a) to Commercial Assets, Inc.’s Current Report on Form 8-K, dated November 3, 1997, Commission File No. 1-2262, filed on November 17, 1997).

10.10	Trust Indenture and Security Agreement, dated as of November 3, 1997, between Structured Mortgage Trust 1997-2 and LaSalle National Bank, as Indenture Trustee (incorporated herein by reference to Exhibit 2.9(b) to Commercial Assets, Inc.’s Current Report on Form 8-K, dated November 3, 1997, Commission File No. 1-2262, filed on November 17, 1997).

10.11	Contribution Agreement, dated as of November 3, 1997, between Commercial Assets, Inc. and CAX DTR Securitization Corp. Company (incorporated herein by reference to Exhibit 2.9(c) to Commercial Assets, Inc.’s Current Report on Form 8-K, dated November 3, 1997. Commission File No 1-2262, filed on November 17, 1997).

10.12	Securitization Cooperation Agreement, dated as of November 3, 1997, among CAX DTR Securitization Corp., Commercial Assets, Inc., Structured Mortgage Trust 1997-2, and Painewebber Incorporated Company (incorporated herein by reference to Exhibit 2.9(d) to Commercial Assets, Inc.’s dated November 3, 1997, Commission File No. 1-2262, filed on November 17, 1997).

10.13	Securities Purchase Agreement, dated as of March 26, 1998, between Registrant and Westrec Marina Management, Inc. (incorporated herein by reference to Exhibit 10.1 to Commercial Assets, Inc.’s Quarterly Report on Form 10-Q, dated March 31, 1998, Commission File No. 1-2262, filed on May 15, 1998).

10.14	Put and Call Agreement, dated as of November 30, 1998, between the Registrant and Westrec Marina Management, Inc. and Michael M. Sachs (incorporated herein by reference to Exhibit 10.10(a) to Commercial Assets, Inc.’s Annual Report on Form 10-K, dated December 31, 1998, Commission File No. 1-2262, filed on March 25, 1999).

10.15	Secured Promissory Note, dated as of November 30, 1998, between the Registrant and Michael M. Sachs (incorporated herein by reference to Exhibit 10.10(b) to Commercial Assets, Inc.’s Annual Report on Form 10-K, dated December 31, 1998, Commission File No. 1-2262, filed on March 25, 1999).

10.16	Secured Promissory Note, dated September 13, 1999 between Robert G. Blatz and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, dated December 31, 1999, Commission File No. 1-2262, filed on March 30, 2000).

10.18	Assignment of Agreement, dated May 6, 1999, between Community Acquisition & Development Corp. and CAX Rancho Mirage, L.L.C. (incorporated herein by reference to Exhibit 10.13 (a) to Commercial Assets, Inc.’s Current Report on Form 8-K, dated May 7, 1999, Commission File No. 1-2262, filed on May 19, 1999).

10.19	Agreement of Sale, dated May 6, 1999, between Five Whites, L.L.C. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 10.14 to Commercial Assets, Inc.’s Current Report on Form 8-K, dated June 30, 1999, Commission file No, 1-2262, filed on July 14, 1999).

10.20	Agreement of Sale, dated May 6, 1999, between White Gregg, L.L.C. and Community Acquisition and Development Corporation (incorporated herein by reference to Exhibit 10.14(a) to Commercial Assets, Inc.’s Current Report on Form 8-K, dated June 30, 1999, Commission file No, 1-2262, filed on July 14, 1999).

10.21	Assignment of Agreement of Sale, dated June 28, 1999, between Community Acquisition and Development Corporation and CAX La Casa Blanca, LLC. (incorporated herein by reference to Exhibit 10.14(b) to Commercial Assets Inc.’s Current Report on Form 8-K, dated June 30, 1999, Commission File No. 1-2262, filed on July 14, 1999).

10.22	Assignment of Agreement of Sale, dated June 28, 1999, between Community Acquisition and Development Corporation and CAX La Casa Blanca East, LLC. (incorporated herein by reference to Exhibit 10.14(c) to Commercial Assets, Inc.’s Current Report on Form 8-K, dated June 30, 1999, Commission File No. 1-2262, filed on July 14, 1999).

10.23	Promissory Note, dated June 30, 1999 between CAX La Casa Blanca East, L.L.C. and White Gregg, L.L.C. (incorporated herein by reference to Exhibit 10.14(d) to Commercial Assets, Inc.’s Current Report on Form 8-K, dated June 30, 1999, Commission File No. 1-2262, filed on July 14, 1999).

10.24	Receipt, Release and Settlement Agreement, dated as of August 13, 1999, between the Registrant, Casa Encanta MHP, L.L.C., Southern Palms MHP, L.L.C., Norman Andrus, and the Norman Andrus Irrevocable Trust (incorporated herein by reference to Exhibit 10.11(b) to Commercial Assets, Inc.’s Current Report on Form 8-K, dated August 13, 1999, Commission File No, 1-2262, filed on August 30, 1999).

10.25	Form of Assignment and Assumption of Membership Interest (incorporated herein by reference to Exhibit 10.11(c) to the Registrant’s Current Report on Form 8-K, dated August 13, 1999, Commission File No. 1-2262, filed on August 30, 1999).

10.26	Secured Promissory Note, dated April 18, 2000 between Joseph Gaynor and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q, dated March 31, 2001, Commission File No. 1-9360, filed on May 15, 2001).

10.27	Secured Promissory Note, dated January 2, 2001 between Shannon E. Smith and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q, dated March 31, 2001, Commission File No. 1-9360, filed on May 15, 2001).

10.28	Loan and Security Agreement, dated July 31, 2003, by and between Wachovia Bank, N.A., and Asset Investors Operating Partnership, L.P., Community Savanna Club Joint Venture, AIOP Lost Dutchman Notes, L.L.C., and Community Brentwood Joint Ventured (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q, dated September 30, 2003, Commission File No. 1-9360, filed on November 13, 2003.

21.1	List of Subsidiaries

23.1	Consent of Independent Auditors - Ernst & Young LLP.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of COO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of COO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.3	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LAND LEASE, INC.
(Registrant)

Date: March 11, 2004	By	/s/ Terry Considine
Terry Considine
Chairman and Chief Executive Officer

Date: March 11, 2004	By	/s/ Robert G. Blatz
Robert G. Blatz
President and Chief Operating Officer

Date: March 11, 2004	By	/s/ Shannon E. Smith
Shannon E. Smith
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Thomas L. Rhodes Thomas L. Rhodes	Director and Vice Chairman	March 11, 2004

/s/ Bruce D. Benson Bruce D. Benson	Director	March 11, 2004

/s/ Bruce E. Moore Bruce E. Moore	Director	March 11, 2004

/s/ Todd W. Sheets Todd W. Sheets	Director	March 11, 2004