Form 10-Q
period 2004-03-31
AMERICAN LAND LEASE INC
filed 2004-05-10
CIK 804138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (As defined in Rule 126-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

As of May 7, 2004, approximately 7,225,000 shares of common stock were outstanding.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

(i)

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Real estate, net of accumulated depreciation of $20,779 and $20,112, respectively, including real estate under development of $42,223 and $41,413, respectively	$231,293	$226,078
Cash and cash equivalents	776	2,064
Inventory	11,330	10,403
Other assets, net	8,566	8,162
Assets held for sale	361	389

Total Assets	$252,326	$247,096

LIABILITIES
Secured long-term notes payable	$118,478	$119,194
Secured short-term financing	13,495	10,659
Accounts payable and accrued liabilities	9,883	8,423
Liabilities related to assets held for sale	4	5

	141,860	138,281

MINORITY INTEREST IN OPERATING PARTNERSHIP	14,319	14,014

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share; 12,000 shares authorized; 8,951 and 8,830 shares issued; 7,225 and 7,104 shares outstanding (excluding treasury stock), respectively	90	88
Additional paid-in capital	285,207	282,818
Notes receivable from officers re common stock purchases	(785)	(799)
Deferred compensation re restricted stock	(3,049)	(1,354)
Dividends in excess of accumulated earnings	(158,704)	(159,340)
Treasury stock, 1,726 and 1,726 shares at cost, respectively	(26,612)	(26,612)

	96,147	94,801

Total Liabilities and Stockholders’ Equity	$252,326	$247,096

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
RENTAL PROPERTY OPERATIONS
Rental and other property revenues	$7,033	$6,381
Golf course operating revenues	403	338

Total property operating revenues	7,436	6,719

Property operating expenses	(2,549)	(2,347)
Golf course operating expenses	(308)	(303)

Total property operating expenses	(2,857)	(2,650)

Depreciation	(709)	(649)

Income from rental property operations	3,870	3,420

SALES OPERATIONS
Home sales revenue	9,280	7,890
Cost of home sales	(6,204)	(5,784)

Gross profit on home sales	3,076	2,106
Commissions earned on brokered sales	185	126
Commissions paid on brokered sales	(100)	(65)

Gross profit on brokered sales	85	61

Selling and marketing expenses	(2,343)	(1,828)

Income from sales operations	818	339
General and administrative expenses	(911)	(618)
Interest and other income	272	296
Interest expense	(1,360)	(1,284)
Equity in income of unconsolidated real estate partnerships	—	20

Income before minority interest in Operating Partnership	2,689	2,173
Minority interest in Operating Partnership	(323)	(261)

Income from continuing operations	2,366	1,912

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations, net of minority interest in Operating Partnership	8	(71)

Net Income	$2,374	$1,841

Basic earnings from continuing operations	$0.34	$0.28
Basic (loss) earnings from discontinued operations	(0.00)	(0.01)

Basic earnings per share	$0.34	$0.27

Diluted earnings from continuing operations	$0.33	$0.28
Diluted (loss) earnings from discontinued operations	(0.00)	(0.02)

Diluted earnings per share	$0.33	$0.26

Weighted average common shares outstanding	6,938	6,838

Weighted average common shares and common share equivalents outstanding	7,301	6,951

Dividends paid per share	$0.25	$0.25

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,374	$1,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	919	799
Revenue recognized related to acquired lease obligations	(20)	—
Amortization of deferred compensation and expense of stock options	291	59
Minority interest in Operating Partnership	323	265
Minority interest attributable to discontinued operations	1	(2)
Loss on sale of discontinued operations, net of minority interest	—	86
Equity in earnings of unconsolidated real estate partnerships	—	(20)
Recovery of common stock escrowed to secure management contracts	—	(227)
Increase in inventory	(927)	(1,587)
Decrease (increase) in operating assets and liabilities	1,119	(491)

Net cash provided by operating activities	4,080	723

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	24	1,172
Purchase of real estate	(75)	—
Capital replacements and enhancements	(357)	(215)
Purchases of and additions to real estate, including development	(4,415)	(2,391)
Capitalized interest	(886)	(845)
Notes receivable advances	(7)	(36)
Proceeds from notes receivable	10	179
Distributions received from investments in unconsolidated real estate partnerships	—	17
Principal collection and indemnifications on CMBS bonds	—	36

Net cash used in investing activities	(5,706)	(2,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (principal payments on) from secured short-term financing	2,836	(1,890)
Proceeds from secured long-term notes payable	—	7,040
Principal payments on secured long-term notes payable	(716)	(653)
Payment of loan costs	(3)	(246)
Payments to escrow funds for capital improvement	(209)	(206)
Collections of escrowed funds	37	163
Collections of notes receivable on common stock purchases	14	3
Proceeds from stock options exercised	86	33
Proceeds from dividends reinvestment program	198	94
Proceeds from OP unit distribution reinvestment program	69	171
Payment of common stock dividends	(1,738)	(1,718)
Payment of distributions to minority interest in Operating Partnership	(236)	(232)

Net cash provided by financing activities	338	2,559

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,288)	1,199
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,064	1,223

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$776	$2,422

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

(Unaudited)

A.    The Company

American Land Lease, Inc. (“ANL” and, together with its subsidiaries, the “Company”) is a Delaware corporation that owns home sites leased to owners of homes situated on the leased land and operates the communities composed of these homes. The Company has elected to be taxed as a real estate investment trust (“REIT”). ANL’s common stock, par value $.01 per share (the “Common Stock”), is listed on the New York Stock Exchange under the symbol “ANL.” In May 1997, ANL contributed its net assets to Asset Investors Operating Partnership, L.P. (the “Operating Partnership”) in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership’s initial capital.

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock. After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of Common Stock in lieu of cash. At March 31, 2004, the Operating Partnership had approximately 950,000 OP units outstanding, excluding those owned by ANL, and ANL owned 88% of the Operating Partnership. As of March 31, 2004, based on total home sites, 76% of the Company’s portfolio of manufactured home communities is located in Florida, 23% in Arizona and 1% in New Jersey.

B.    Presentation of Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP.

For further information, refer to the statements and notes thereto included in ANL’s 10-K for the year ended December 31, 2003. Certain 2003 financial statement amounts have been reclassified to conform to the 2004 presentation, including the treatment of discontinued operations and assets held for sale.

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

Real Estate and Depreciation

The Company capitalizes direct costs associated with the acquisition of consolidated properties as a cost of the assets acquired, and such direct costs are depreciated over the estimated useful lives of the related assets. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations which was effective for business combinations subsequent to June 30, 2001, the Company allocates the purchase price of real estate to land, land improvements, buildings, furniture, fixtures and equipment and intangibles, such as the value of above and below market leases and origination costs associated with the in-place leases. In order to allocate purchase price on these various components, the Company performs the following procedures for properties we acquire:

1.	Determine the “as-if vacant” fair value of the physical property acquired;

2.	Allocate the “as-if vacant” fair value among land, land improvements, buildings (based on real estate valuation techniques), and furniture, fixtures and equipment; and

3.	Compute the difference between the purchase price of the property and the “as-if vacant” fair value and allocate such difference to leases in-place (based on the nature of our business, customer relationship value is assumed to be zero), which will represent the total intangible assets or liabilities. The fair value of the leases in-place are comprised of:

a.	The value of the above and/or below market leases in-place. Above-market and below-market in-place lease values are computed based on the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates and effective lease terms for the corresponding in-place leases, measured over a period equal to the estimated remaining effective terms of the leases;

b.	Avoided leasing commissions and other costs that were incurred to execute leases; and

c.	The value associated with lost rents during the absorption period (estimates of lost rental revenue during the expected lease-up periods based on current market demand).

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

Development and Other Capital Expenditure Activities

Significant renovations and improvements that improve or extend the useful life of an asset are capitalized and depreciated over the remaining life. In addition, the Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the development of additional home sites within its manufactured home communities. Maintenance, repairs and minor improvements are expensed as incurred. Interest incurred relating to the development of communities is capitalized during the active development period. The Company’s strategy is to master plan, develop, and build substantially all of the home sites in its communities. Accordingly, substantially all projects, excluding finished lots where the home is available for occupancy, are undergoing active development. For the three months ended March 31, 2004 and 2003, capitalized interest was approximately $886,000 and $845,000 respectively.

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

Inventory

The Company maintains an inventory of manufactured homes situated within its residential land lease communities. Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required that could have a significant impact on the Company’s results of operations and cash flows. As of March 31, 2004, $1,025,000 of our total inventory investment of $11,330,000 was older than one year. For the three months ended March 31, 2004 and 2003, we recorded a charge of approximately $28,000 and $135,000, respectively, to write carrying amounts down to market value.

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

The Company’s non-agency mortgage backed securities bonds (“MBS”) and commercial mortgage backed securities bonds (“CMBS”) were acquired at a significant discount to par value. The amortized cost of the non-agency MBS and CMBS bonds was equal to the outstanding principal amount net of unamortized discount and allowances for credit losses. Earnings from non-agency MBS and CMBS bonds are recognized based upon the relationship of cash flows received during the period and estimates of future cash flows to be received over the life of the bonds. During the three month period ended March 31, 2004, the Company received cash distributions from the CMBS bonds equal to $245,000. These cash flows were in excess of the Company’s estimate of future cash flows at December 31, 2003. This effect of this change increased net income (after minority interest in the Operating Partnership) for the three months ended March 31, 2004, by $183,000, or $0.03 per basic and diluted share.

The Company classifies its non-agency MBS and CMBS bonds as available-for-sale, carried at fair value in the financial statements. The Company generally estimates fair value of the non-agency MBS and CMBS bonds based on the present value of future expected cash flows of the bonds. The fair value of the non-agency MBS and CMBS bonds, based on the underlying assets that secure the bonds, are estimated using our best estimate of the future cash flows, capitalization rates and discount rates commensurate with the risks involved. The carrying amount of the MBS and CMBS assets at March 31, 2004 and 2003 was $0 and $240,000, respectively, and is included in other assets.

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

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. For the three months periods ended March 31, 2004 and 2003, advertising expenses were $505,000 and $296,000, respectively.

Equity in (Losses) Earnings of Unconsolidated Real Estate Partnerships

The Company owned an interest in two partnerships through joint ventures that develop, own and operate residential land lease communities. Investments in real estate partnerships in which the Company has influence, but does not have control, are accounted for under the equity method. Under the equity method, the Company’s pro-rata share of the (losses) or earnings of the unconsolidated real estate partnership for the periods presented is included in equity in earnings (losses) from unconsolidated real estate partnerships.

On July 25, 2003, the Company, through a real estate partnership, sold a residential land lease community consisting of 57 home sites and 12 recreational vehicle sites for $1,760,000. The Company received a distribution of $40,000 during the year coupled with a liquidating distribution from the partnership of $691,000 and recorded a gain of $165,000. On September 11, 2003, the Company consummated the sale of its partnership interest in a second real estate partnership. The Company received net proceeds of $1,961,000 and recorded a gain of $806,000. The Company has no further obligations to the partnerships.

Income Taxes

The Company has elected to be taxed as a real estate investment trust (a “REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income that it distributes currently to its stockholders. If the company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes and penalties, including taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities conducted through taxable subsidiaries is subject to federal, state, and local income taxes.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for U.S. Federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties, among other things.

At March 31, 2004, the Company’s net operating loss (“NOL”) carryover was approximately $64,100,000 for the parent REIT entity and $2,267,000 for the Company’s taxable subsidiaries that are consolidated for financial reporting, but not for federal income tax purposes. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of the Company’s REIT taxable income, and as a result, to reduce the amount that the Company is required to distribute to stockholders to maintain its status as a REIT. It does not, however, affect the tax treatment to shareholders of any distributions that the Company does make. The REIT’s and the taxable subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2022, respectively.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of Common Stock outstanding during each year. Diluted earnings per share for the three months ended March 31, 2004 and 2003 reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 363,000 and 105,000 shares respectively, without regard to vesting restrictions on options issued. Vested and unvested stock options together with shares issued for non-recourse notes receivable and unvested restricted stock totaling 0 and 212,000 shares for the three months ended March 31, 2004 and 2003, respectively, have been excluded from diluted earnings per share as their effect would be anti-dilutive.

Stock-Based Compensation

Effective January 1, 2003, the Company adopted the accounting provisions of SFAS, Accounting for Stock-Based Compensation, or (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123, (“SFAS 148”), and applied the prospective method set forth in SFAS 148 with respect to the transition. Under this method, the Company now applies the fair value recognition provisions of SFAS 123 to all employee awards granted, modified, or settled on or after January 1, 2003, which has resulted in compensation expense being recorded based on the fair value of the stock options. Prior to January 1, 2003, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and related interpretations in accounting. Under APB 25, because the exercise price of the employee stock options and warrants equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended March 31,
	2004	2003
Net Income, as reported	$2,374,000	$1,841,000
Add: Stock-based employee compensation expense included in reported net income
Restricted stock awards	117,000	39,000
High Performance Shares	167,000	59,000
Stock options	2,000	1,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards
Restricted stock awards	(117,000)	(39,000)
High Performance Shares	(167,000)	(59,0000)
Stock options	(7,000)	(12,000)
Add: Minority interest in Operating Partnership	1,000	1,000

Pro-forma net income	$2,370,000	$1,831,000

Basic earnings per common share:
Reported	$0.34	$0.27
Pro forma	$0.34	$0.27
Diluted earnings per common share:
Reported	$0.33	$0.27
Pro Forma	$0.32	$0.26

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

Depreciation of personal property is reported in property operating expenses, golf operating expenses, selling and marketing expenses, or general and administrative expenses, based upon the use of the associated asset. Depreciation expense relating to personal property totaled approximately $86,000 for the three months ended March 31, 2004 and $44,000 for the three months ended March 31, 2003, respectively.

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

Use of Estimates

The preparation of the financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the 2003 consolidated financial statements to conform to the classifications used in the current period, including treatment of discontinued operations. Such reclassifications have no material effect on the amounts as originally presented.

D.    Real Estate

Real estate at March 31, 2004 and December 31, 2003 is as follows (in thousands):

	March 31, 2004	December 31, 2003
Land	$48,900	$48,825
Land improvements and buildings	203,172	197,365

	252,072	246,190
Less accumulated depreciation	(20,779)	(20,112)

Real estate, net	$231,293	$226,078

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

During the three months ended March 31, 2004, and 2003, the Company sold one and three home sites, respectively, for total consideration of approximately $24,000 and $90,000, respectively, to third parties.

E.    Home Sales Business

The Company, through a taxable subsidiary corporation, owns an inventory of homes situated on developed vacant sites within our portfolio of residential land lease communities. In addition, the Company owns undeveloped land that is contiguous to existing occupied communities. The Company’s home sales business seeks to facilitate the conversion of this inventory of unleased land into leased sites with long-term cash flows. The Company’s home sales business closed sales of 91 and 98 new homes for the three months ended March 31, 2004 and 2003, a decrease of 7.1%.

F.    Discontinued Operations

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed OF (“SFAS 144”), to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 was effective beginning January 1, 2002. Due to the adoption of SFAS 144, the Company now reports as discontinued operations real estate assets held for sale (as defined by SFAS 144) and real estate assets sold. All results of these discontinued operations, less applicable income taxes, are included in a separate component of income on the consolidated statements of income under the heading “discontinued operations.” This change has resulted in certain reclassifications of 2003 financial statement amounts.

The following is a summary of the components of income (loss) from discontinued operations for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Discontinued Property Operations:

Rental and other property revenues	$13	$27
Property operating expenses	(4)	(10)
Depreciation	—	(1)

Income from discontinued operations before loss on disposition of discontinued operations	9	16
Loss on disposition of discontinued operations	—	(98)

Income from discontinued operations before minority interest	9	(82)
Minority interest attributed to discontinued operations	(1)	11

Income (Loss) from discontinued operations, net of minority interest	$8	$(71)

As of March 31, 2004, the Company had one community in Arizona classified as held for sale. The results of operations of this community were included within discontinued operations for the three months ended March 31, 2004 and 2003.

G.    Secured Long-Term Notes Payable

The following table summarizes the Company’s secured long-term notes payable (in thousands):

	March 31, 2004	December 31, 2003

Fixed rate, ranging from 6.5% to 8.75%, fully amortizing, non-recourse notes maturing at various dates from 2018 through 2020	$76,971	$77,620
Fixed rate, ranging from 6.6% to 7.8%, partially amortizing, non- recourse notes maturing at various dates from 2007 through 2011	17,136	17,199
Variable rate, at LIBOR plus 300 basis points with a 6.5% floor, non-recourse notes maturing in 2005 and 2007	9,356	9,360
Variable rate, at LIBOR plus 250 basis points, non-amortizing, non-recourse notes maturing in 2013	15,015	15,015

	$118,478	$119,194

H.    Secured Short-Term Financing

The Company has a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at the thirty-day London Interbank Offered Rate (“LIBOR”) plus 200 basis points (3.09% at March 31, 2004). The line of credit is secured by real property and improvements located in St. Lucie and Pasco County, Florida and Maricopa County, Arizona with a net book value of $29,155,000. The revolving line of credit matures in July 2005. At March 31, 2004, $4,418,000 was outstanding and $11,582,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder. The financial covenants of the line of credit requires the Company to maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to current annual debt service obligations (as defined by the lender) of not less than 1.25 to 1.0, to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of 2.0 to 1.0, among others. Based upon the application of these covenants as of March 31, 2004, $11,230,000 was available to the Company. The Company was in compliance with all financial covenant requirements at March 31, 2004.

The Company has a floor plan line of credit with a floor plan lender providing a credit facility of $15,000,000 with a variable interest rate linked to the prime rate and spreads varying from 1.5% to 4.5%, depending on the manufacturer and age of the inventory. The facility has a minimum interest rate of 5.5% based upon a minimum prime rate of 4.0%. Individual advances mature as early as 360 days or have no stated maturity, based upon the manufacturer. Amounts outstanding are nonrecourse to the Company for the period of time the financed home is subject to a repurchase agreement with the manufacturer of the home. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $9,520,000. At March 31, 2004, $9,077,000 was outstanding, of which $8,846,000 was non-recourse to the Company and $231,000 was recourse to the Company, and $5,923,000 was available under the floor plan credit facility.

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

The Company entered into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of residential land lease communities. Certain of these contracts contain cancellation provisions at the option of the Company. The unpaid balance of these contracts remaining at March 31, 2004 is approximately $9,079,000.

As of March 31, 2004, the Company’s outstanding purchase obligations with manufacturers of homes to be constructed in the Company’s communities totaled $1,649,000.

In connection with the acquisition of a residential land lease community, the Company entered into an earn-out agreement with respect to 142 unoccupied home sites. The Company advances an additional $16,500 pursuant to the earn-out agreement for each newly occupied home site either in the form of cash or 1,178 OP Units, as determined by the seller. The Company paid $148,000 and $115,500 for the three months ended March 31, 2004 and 2003, respectively, in cash and OP Units for newly occupied home sites that was recorded as real estate. At March 31, 2004, there were 41 unoccupied home sites subject to the earnout.

J.    Operating Segments

The Company has two reportable segments: rental property (ownership of land leases, land development, investment acquisition and disposition) and home sales (sale of homes, both new and used, to be sited on land owned by the Company). The rental property segment consists of residential land lease communities that generate rental and other property related income through the leasing of land to residents that are unrelated to the Company. The home sales segment sells manufactured homes to customers that are unrelated to the Company. The homes sold by the home sales segment are situated on land within the Company’s portfolio of rental property. The customers of the home sales business become residents of the Company’s rental property segment coincident with the sale of a home, at which time the customer enters into a lease with the rental property segment. No revenues are generated from transactions with other segments and no single resident or customer contributed 10% or more of total revenues during the three months ended March 31, 2004 and 2003.

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

The revenues, profit (loss), and assets for each of the reportable segments are summarized in the following tables for the periods ending March 31, 2004 and March 31, 2003 (in thousands):

	Three months ended March 31, 2004
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$7,436	$9,280	$—	$16,716

Contribution margin	3,870	818	—	4,688

General and administrative expenses	(399)	(498)	(14)	(911)
Interest expense			(1,360)	(1,360)
Interest and other income			272	272
Income from discontinued operations	8			8
Minority interest in earnings			(323)	(323)

Net income (loss)	$3,479	$320	$(1,425)	$2,374

Assets	$237,138	$14,206	$982	$252,326

Capital Additions to:
Real Estate	$5,882	$—	$—	$5,882
Other Assets	63	164	7	227

Total	$5,945	$164	$7	$6,109

	Three months ended March 31, 2003
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$6,719	$7,890	$—	$14,619

Contribution margin	3,420	339	—	3,759

General and administrative expenses	(279)	(327)	(12)	(618)
Interest expense			(1,284)	(1,284)
Interest and other income			296	296
Equity in earnings of unconsolidated real estate partnerships	20			20
Income from discontinued operations	(71)			(71)
Minority interest in earnings			(261)	(261)
Net income (loss)	$3,090	$12	$(1,261)	$1,841

Assets	$215,104	$15,882	$2,851	$233,837

Capital Additions to:
Real Estate	$3,451	$—	$—	3,451
Other Assets	211	27	—	238

Total	$3,662	$27	$—	$3,689

K.    Fair Value of Financial Instruments

The aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt as of March 31, 2004 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of our variable rate secured long-term debt approximates their carrying value.

For the Company’s fixed rate secured long-term debt, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the calculated estimates of fair value cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of the Company’s secured long-term notes payable was $126,778,000 and $127,731,000 at March 31, 2004 and December 31, 2003, respectively, as compared to the carrying value of $118,478,000 and $119,194,000 at March 31, 2004 and December 31, 2003, respectively.

For the Company’s non-agency MBS and CMBS bonds included in other assets in the balance sheets, the carrying amounts approximate fair values. The balance of the MBS and CMBS bonds as of March 31, 2004 and December 31, 2003 was $0 and $0, respectively. The Company estimates the fair value of these instruments based upon the present value of future expected cash flows of the bonds. The estimated fair values cannot be substantiated by comparison to independent market quotes and may not be realized in immediate settlement of the bonds. The fair value is estimated using management’s best estimate of future cash flows.

L.    Common Stock and Dividends

Officer Stock Loans

In previous years, the Company had provided loans to some of its executive officers in an amount equal to the total cash required to purchase common stock in the Company at the then prevailing market prices. These loans have a 10-year maturity, are 25% recourse to the executive officers, bear interest at 7.5% and are secured by the stock acquired with the proceeds from the loan. As of March 31, 2004, the total balance outstanding on loans made to officers secured by Common Stock was approximately $785,000 and principal payments made on these obligations were $15,000 and $20,000 for the three months ended March 31, 2004 and 2003, respectively, and the loans are current with respect to principal and interest. The loans are reported as an offset to equity on the balance sheet. In compliance with current regulations, the Company has not made loans to executive officers since January 1, 2001.

Restricted Stock

The Company issued 99,723 shares of restricted stock to members of management during the three months ended March 31, 2004. The restricted stock was issued at the fair value of the Common Stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to a risk of forfeiture within the vesting period. Vesting periods of the restricted stock issued range from one to four years. The fair value of the restricted stock is amortized to compensation expense over the vesting period.

Changes in unamortized deferred compensation re restricted stock for the three months ended March 31, 2004 and 2003, respectively are as follows:

	March 31, 2004	March 31, 2003
Beginning unamortized value as of January 1	$1,354,000	$396,000
Fair value of restricted stock issued	1,986,000	717,000
Forfeiture of restricted shares	(2,000)	(21,000)
Amortization of fair value	(289,000)	(59,000)

Ending unamortized value as of March 31	$3,049,000	$1,033,000

In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock are charged to compensation expense in the period paid. The total compensation expense charged to income related to restricted share awards was $342,000 and $91,000 for the three months ended March 31, 2004 and 2003, respectively.

The Company has made grants of performance based restricted stock awards whereby the Company issued restricted common stock (the “HPS Shares”) under the terms of the 1998 Stock Incentive Plan. Dividends are paid on the HPS Shares in the same amounts and at the same time as dividends are paid on outstanding Common Stock. In furtherance of the Company’s goal of making share ownership the primary motivation of its senior management team, the Company has made grants of performance based restricted stock which vest over a three year period, as described below. Future grants of performance based restricted stock and the terms thereof will be subject to the approval of the Board of Directors.

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

The 2004 HPS Share grant was 65,000 shares with a final measurement date of December 31, 2006. The Equity REIT Index average total return over the trailing ten years as of December 31, 2003 was 12.05%. For the 2004 HPS Share grant to fully vest, the actual total return over the three-year period is required to be 17.05%. If the actual total return is between 12.05% and 17.05% then a ratable portion of the HPS Shares would vest (for example, one half of the HPS Shares would vest if the actual total return is 14.55%). If the actual total return does not exceed 12.05%, all HPS Shares would be forfeited, but none of the dividends paid during the three-year period would be forfeited.

The 2003 HPS Share grant was 50,000 shares with a final measurement date of December 31, 2005. The Equity REIT Index average total return over the trailing ten years as of December 31, 2002 was 10.53%. For the 2003 HPS Share grant to fully vest, the actual total return over the three-year period is required to be 15.53%. If the actual total return does not exceed 10.53%, all HPS Shares would be forfeited, but none of the dividends paid during the three-year period would be forfeited.

For the three months ended March 31, 2004 and 2003, the Company has provided compensation expense of $196,000 and $71,000 related to the above HPS awards.

Dividends

The Company’s dividend is set quarterly by the Company’s Board of Directors and is subject to change or elimination at any time. The Company paid quarterly dividends on Common Stock of $0.25 per share, totaling $1,739,000 and $1,718,000 for the three months ended March 31, 2004 and 2003, respectively.

M.    Certain Relationships and Related Transactions

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

N.    Recent Accounting Developments

In November 2002, FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others. “ (“FIN 45”) will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in FIN 45, which are not included in the long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees, even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees issued prior to the date of FIN 45’s initial application should not be revised or restated to reflect its provisions. The Company’s the adoption of FIN 45 did not have a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 which amends SFAS 123, to provide transition alternatives for adopting the accounting provisions of SFAS 123 and also amends the disclosure requirements of SFAS 123. Additionally, SFAS 148 requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 in Note J of these consolidated financial statements. The transition provisions of SFAS 148 were adopted on January 1, 2003. See Note J for information on the impact the adoption of SFAS 148 will have on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46 “Consolidation of Variable Interest Entities” No. (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity though voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46’s consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The Company adopted FIN 46 for entities created or acquired after January 31, 2003. The FASB issued several staff positions during 2003 and in December 2003 the FASB revised its interpretation to clarify many items by issuing FIN46R. The effective date of adoption is now March 31, 2004. The adoption of FIN46 did not have a material impact on the consolidated financial condition or results of operations taken as a whole.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities or SFAS 149. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under No. 133 Accounting for Derivative, or SFAS 133. SFAS 149 clarifies the definition of a derivative and when special reporting is warranted, in addition to amending certain other existing pronouncements. SFAS 149 will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for provisions that relate to SFAS 133 Implementation Issues, which should continue to be applied in accordance with their respective effective dates, and for hedging relationships designated after June 30, 2003. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 requires that certain financial instruments, such as mandatorily redeemable securities, put options, forward purchase contracts, and obligations that can be settled with shares, be classified as liabilities, where in some cases these have previously been classified as equity or between the liabilities and equity section of the consolidated balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 as of July 1, 2003. In September 2003, financial statement issuers first became aware that the FASB intended for SFAS 150 to also apply to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 that were intended to apply to non-controlling interests in consolidated finite life partnerships. The adoption of SFAS 150 for portions that have not been deferred did not have a material impact on the Company’s consolidated financial position or results of operations taken as a whole.

O.    Subsequent Events

The Company’s dividend is set quarterly and is subject to change or elimination at any time. On April 28 2004, the Board of Directors declared a quarterly cash dividend of $0.25 per share of Common Stock for the quarter ended March 31, 2004, payable on May 27, 2003 to shareholders of record on May 12, 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this report and our other filings with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and the Exchange Act, as well as information communicated orally or in writing between the dates of these SEC filings, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include projections relating to our cash flow, dividends, anticipated returns on real estate investments and opportunities to acquire additional communities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of home sites; competition; the availability of real estate assets at prices which meet our investment criteria; our ability to reduce expense levels, implement rent increases, use leverage and other risks set forth in our SEC filings. In addition, our current and continuing qualification as a REIT involves the application of highly technical and complex provisions of the Code and depends on our ability to meet the various requirements imposed by the Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in the documents we file from time to time with the SEC.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with United States GAAP, which require us to make estimates and assumptions. We believe that of our significant accounting policies (see Note C to the consolidated financial statements), the following may involve a higher degree of judgment and complexity.

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

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers to inventory we own, inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results. On a quarterly basis, we review each home in inventory that is older than one year and evaluate our carrying amount versus recent offers, comparable sales, and our asking price in order to derive an estimate of its market value. In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales in the current period. As of March 31, 2004, $1,025,000 of our total inventory of $11,330,000 was older than one year. For the three months ended March 31, 2004 and 2003, we recorded a charge of approximately $28,000 and $135,000, respectively, to write carrying amounts down to market value.

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

Portfolio Summary

	Operational Home sites	Developed Home sites	Undeveloped Home sites	RV Sites	Total
As of December 31, 2003	6,578	979	1,437	129	9,123
Properties developed	—	216	(216)	—	—
New lots purchased	—	2	—	—	2
Lots sold	(1)	—	—	—	(1)
New leases originated	89	(89)	—	—	—
Adjust for site plan changes	(2)	(43)	45	—	—

As of March 31, 2004	6,664 (1)	1,065	1,266	129	9,124

(1)	As of March 31, 2004, 6,433 of these operational home sites were occupied.

Occupancy Roll Forward

	Occupied Home sites	Operational Home sites	Occupancy
As of December 31, 2003	6,349	6,578	96.5%
New home sales	91	89
Used home sales	11	—
Used homes acquired	(6)	—
Lots Sold	—	(1)
Homes constructed by others	2	—
Site plan changes	—	(2)
Homes removed from previously leased sites	(14)	—

As of March 31, 2004	6,433	6,664	96.5%

Operating Strategy

In addition to reviewing financial measures determined in accordance with GAAP, we assess the performance of the business by using several generally accepted industry financial measures, including funds from operations (“FFO”) which is defined below. We believe this measure provides useful information regarding our performance, but this measure should not be considered as an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP.

The Board of Governors of NAREIT defines FFO as net income or loss, computed in accordance with GAAP, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs) and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition and include adjustments for the minority interest in the Operating Partnership owned by persons other than us. The NAREIT indicated, as of October 1, 2003, that impairment losses should be subtracted in the calculation of FFO. In the table presented below, we have complied with the October 1, 2003 guidance and have included impairment charges as a deduction in calculating FFO.

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

For the three months ended March 31, 2004 and 2003, our FFO was (in thousands):

	Three Months Ended March 31, 2004,
	2004	2003
Net Income	$2,374	$1,841
Minority interest in operating partnership	323	265
Real estate depreciation	709	650
Recovery of Common Stock escrowed to secure management contracts (1)	—	(227)
Discontinued operations:
Real estate depreciation	—	1
Minority interest in operating partnership attributed to discontinued operations	1	(2)
Loss on sale of real estate	—	86
Depreciation from unconsolidated real estate partnerships	—	13

Funds From Operations (FFO)	$3,407	$2,627

Weighted average shares of Common Stock and OP Units outstanding	7,883	7,878

(1)	The Company acquired certain third party management contracts in 1997 through the issuance of Common Stock. The terms of the purchase agreement provided that the Common Stock was issued under an escrow agreement that provided for a ratable release of the Common Stock based upon the continued existence of the third party management contracts. The property owner cancelled the management contracts effective January of 2003 and under the terms of the escrow agreement approximately 16,000 shares of Common Stock were returned to the Company. The Company’s basis in these third party contracts had been fully amortized to expense in prior years. The Company recorded the forfeiture of the Common Stock as increases to treasury stock and other income in the three months ended March 31, 2003. This element of net income has been excluded in arriving at FFO as the ratable amortization of the Company’s basis in the contracts was excluded in arriving at FFO in prior periods. The forfeiture of Common Stock associated with third party management contracts did not occur in the past two years and no additional Common Stock is subject to contractual escrow agreements at March 31, 2004.

For the three months ended March 31, 2004 and 2003, net cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Cash provided by operating activities	$4,080	$723
Cash used in investing activities	(5,706)	(2,083)
Cash provided by financing activities	338	2,559

RESULTS OF OPERATIONS FOR THE

THREE MONTHS ENDED MARCH 31, 2004

Executive Overview

American Land Lease is in the business of owning and generating leasing residential land leases. Our current business focuses on the ownership of land and generation of these leases within adult or retirement (55+) communities. We focus on these communities for the following reasons:

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

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

Rental Property Operations

Rental and other property revenues from our owned properties totaled $7,033,000 for the three months ended March 31, 2004 compared to $6,381,000 for the three months ended March 31, 2003, an increase of $652,000 or 10.2%. The increase of 10.2% is attributed to a 2.9% increase associated with sites leased during both periods, 5.5% to newly leased sites and 1.8% to rental revenue from acquired properties. The increase in property operating revenue was a result of:

•	$604,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$67,000 increase in the pass on of property tax allocations to tenants correlated with the decrease in certain property tax expenses,

•	$15,000 increase in rents for recreational vehicle sites, and a

•	$12,000 increase in other property income, all offset by a

•	$38,000 decrease in late fees, net of amounts written off as uncollectible, and a

•	$8,000 decrease in income from our mini storage property.

Golf course operating revenues totaled $403,000 for the three months ended March 31, 2004 compared to $338,000 for the three months ended March 31, 2003, an increase of $65,000 or 19.2%. Golf revenues increased at all three communities that have adjacent golf courses.

Property operating expenses from our owned properties totaled $2,549,000 for the three months ended March 31, 2004 compared to $2,347,000 for the same period in 2003, an increase of $202,000 or 8.6%. The increase in property operating expenses was a result of:

•	$84,000 increase in salaries, wages and benefits,

•	$68,000 increase in other property level expenses, and a

•	$57,000 increase in property taxes,

•	$12,000 increase in property operating overhead, all offset by a

•	$19,000 decrease in utility operations maintenance and repairs at company owned utility plants.

Golf course operating expenses totaled $308,000 for the three months ended March 31, 2004 compared to $303,000 for the three months ended March 31, 2003, an increase of $5,000 or 1.7%.

Depreciation expense was $709,000 during the three months ended March 31, 2004 compared to $649,000 during the same period in 2003. The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites and a new community acquired during the fourth quarter 2003.

Same store property revenues for the three months ended March 31, 2004 increased by 9.4% from the three months ended March 31, 2003, consisting of an 2.9% increase from same site rental revenues, a 5.5% increase from absorption rental site revenues and 1.0% increase from golf revenues. Expenses related to those revenues increased 5.3% over that same period consisting of a 2.5% increase in same site rental expenses, a 2.5% increase from absorption rental site expenses and 0.3% of golf expenses. Same store property net operating income increased 11.6% for the three months ended March 31, 2004. Our same store base included 98% of our property operating revenues for the three months ended March 31, 2004.

The Company believes that same store information provides the user of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the three months ended March 31, 2004 and 2003, determined in accordance with GAAP, is reflected in the table on the following page (in thousands):

		Three Months Ended March 31, 2004	Three Months Ended March 31, 2003	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues		$6,466	$6,274	$192	3.1%	2.9%

Absorption rental revenues		384	18	366	2033.3%	5.5%

Same site golf revenues		403	335	68	20.3%	1.0%

Same store revenues	A	7,253	6,627	626	9.4%	9.4%

Mini Storage revenue		65	74	(9)	-12.2%

Acquisition property rental revenue		111	—	111	100.0%

Other income		7	18	(11)	-61.1%

Total property revenues	C	7,436	6,719	717	10.7%

Same site rental expenses		1,978	1,922	56	2.9%	2.5%

Absorption rental expenses		56	—	56	100.0%	2.5%

Same site golf expenses		308	303	5	1.7%	0.3%

Same store expenses	B	2,342	2,225	117	5.3%	5.3%

Mini Storage expenses		38	38	—	0.0%

Acquisition property rental expense		80	—	80	100.0%

Expenses related to offsite management [2]		397	387	10	2.6%

Total property operating expenses	D	2,857	2,650	207	7.8%

Same Store net operating income	A-B	4,911	4,402	509	11.6%

Total net operating income	C-D	4,579	4,069	510	12.5%

(1)	Contribution to Same Store % change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2003 period. For example, same site rental revenue increase of $192 as compared to the total same store revenues in 2003 of $6,627 is a 2.9% increase ($192 / $6,627 = 2.9%).
(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Operations

Revenues for the home sales business totaled $9,280,000 for the three months ended March 31, 2004 as compared to $7,890,000 for the three months ended March 31, 2003, with the increase driven by increased average selling prices. Units sold totaled 91 for the three months ended March 31, 2004 compared to 98 units for the three month period ended March 31, 2003, a decrease of 7.1%. The average selling price of new homes closed was $100,000 and $79,000, respectively for the three months ended March 31, 2004 and 2003, an increase of 26.6%. Total cost of sales for the three months ended March 31, 2004 was $6,204,000 compared to $5,784,000 for the three months ended March 31, 2003. Resulting margin increases are attributable to product mix, reduced sales discounts driven by lower average age of homes sold, and increased supplier rebates due to increased volume. Selling and marketing expenses increased $515,000 from the 2003 period primarily as a result of increased commissions associated with increased unit volume of home sales, increased marketing costs for newly constructed subdivisions within existing communities, and increased staff levels.

We reported income from the home sales business of $818,000 for the three months ended March 31, 2004 as compared to income of $339,000 for the three months ended March 31, 2003.

General and Administrative Expenses

During the three months ended March 31, 2004 and 2003, general and administrative expenses were $911,000 and $618,000 respectively. The increase of $293,000 is as a result of:

•	$177,000 increase in the amortization of deferred compensation relating to restricted stock awards,

•	$54,000 increase in regulatory compliance costs and public company reporting,

•	$34,000 increase in dividends paid on non-vested restricted stock awards that are recorded as compensation expense,

•	$15,000 increase in salaries, wages and benefits,

•	$15,000 increase in cost of umbrella liability insurance coverage,

•	$9,000 increase in professional fees, and a

•	$1,000 increase in stock exchange registration fees, all offset by a

•	$12,000 decrease in travel expenses.

Interest and Other Income

During the three months ended March 31, 2004 and 2003, interest and other income was $272,000 and $296,000 respectively. The decrease of $24,000 is a result of:

•	$227,000 decrease in income associated with forfeiture of common stock,

•	$34,000 decrease in interest income related to a reduction in the principal balance outstanding on an interest bearing note, offset by

•	$237,000 increase in interest income from our CMBS bonds.

Interest Expense

During the three months ended March 31, 2004 and 2003, interest expense was $1,360,000 and $1,284,000, respectively. The increase is primarily a result of new debt secured on existing owned properties, development expenditures made in advance of home sales and an increase in the amount outstanding on the floor plan facility on home sales inventory, an increase in the amounts outstanding on the company line of credit, all offset by scheduled amortization of existing long term debt and lower interest rates on short-term debt.

Returns from Home Sales Business

We engage in the home sales business for four reasons:

1)	to lease expansion home sites within our portfolio, thereby increasing the profitability and value of our communities;

2)	to upgrade existing leased home sites with new and more valuable homes, thereby increasing the long term value of the lease income stream;

3)	to broker the resale of homes in order to support investment values in the homes and to attract good neighbors all so as to promote the long term values of the communities, both for the residents who are our customers and for the long term growth and security of our own investment; and

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

The most directly comparable financial measure that can be reconciled to GAAP is our historical return on investment in operational home sites, which is reconciled on page 31 in footnote 1. Our presentation of the estimated first year return on the expansion home sites cannot be directly reconciled to a comparable GAAP measure, principally because there will be leases that begin in the middle of the period and we estimate the incremental operating expenses associated with these leases. The estimated first year annualized return on investment in expansion home sites should not be considered in isolation from nor is it intended to represent an alternative measure of operating income or cash flow or any other measure of performance as determined in accordance with GAAP.

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

Comparison of the three months ended March 31, 2004 and 2003

The leases facilitated by the home sales business during the three months ended March 31, 2004 and 2003 are estimated to provide a first year return on investment of 9.4% and 11.2%, respectively. These returns are shown on the following page and are based upon unaudited pro forma information. This compares to our realized returns from earning sites of 8.0% for the year ended December 31, 2003. The decrease in return on expansion home sites is driven primarily by (i) increases in the per site cost of development as a result of larger lots to accommodate larger homes, (ii) increased lease incentives given in 2004 over 2003, and (iii) increases in the per site cost of development as a result of additional amenities, offset partially by increased profitability of our home sales business resulting from more home sales over which the fixed home sales costs are allocated. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our estimated first year return on investment in expansion home sites for the three months ended March 31, 2004 and 2003 is shown on the following page (in thousands, except expansion sites leased):

		Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Expansion sites leased during the year		89	90

Estimated first year annualized profit on leases originated during the year	A	$340	$277

Costs, including development costs of sites leased		$4,348	$2,762
Home sales income (loss) attributable to sites leased		733	278

Total costs incurred to originate ground leases	B	$3,615	$2,484

Estimated first year annualized return on investment for leases originated during the year	A/B	9.4%	11.2%

For the three months ended March 31, 2004 and 2003, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Reported income (loss) from sales operations	$818	$339
Used home sales and brokerage business income	(85)	(61)

Adjusted income (loss) for pro forma analysis	$733	$278

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

The reconciliation of our estimated first year return on investment in expansion home sites, a non-GAAP financial measure, to our return on investment in operational home sites in accordance with GAAP is shown below (in thousands):

		Total Portfolio for Year Ended December 31, 2003
Property income before depreciation [1]	A	$16,105
Total investment in operating home sites [1]	B	$201,660
Return on investment from earning home sites[1]	A/B	8.0%

[1]	A reconciliation of our return on investment for earning sites for the year ended December 31, 2003 to property income before depreciation and investment in operational sites is shown below (in thousands):

December 31, 2003
Rental and other property revenues	$26,700
Property operating expenses	(10,595)

Property income before depreciation (A)	$16,105

Real estate assets, net	$226,078
Add: Accumulated depreciation	20,112
Less: Real estate under development	(41,413)
Less: Cost of home sites ready for intended use	(3,117)

Investment in operational sites (B)	$201,660

Return on investment in operational sites (A/B) [1]	8.0%

[1]	Our return on investment in operational sites reflects our income from and investment in sites that were leased for the first time during the year ended December 31, 2003. For these leases, the income reported above includes less than a full twelve months of operating results. Consequently, when compared to the investment we have made in these home sites, the return on investment during the year ended December 31, 2003 is less than the return when measured using a full twelve months of operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had cash and cash equivalents of $776,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of and additional investments in properties, and payments of dividends to stockholders and OP unit holders. The Company expects to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. In the event that there is an economic downturn and the cash provided by operating activities is reduced or, if access to short term borrowing sources becomes restricted, the Company may be required to reduce or eliminate expenditures for the continued development of its communities and/or reduce its dividend.

On July 31, 2003, the Company closed a revolving line of credit with a new lender for a total commitment of $16,000,000. The line of credit is secured by real property and improvements located in St. Lucie County, Florida and Maricopa County, Arizona. The loan bears interest at a rate equal to thirty-day LIBOR plus 200 basis points. This interest-only note matures in July 2005. The availability of funds to the Company under the line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder. The terms of our line of credit require that we maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to current annual debt service obligations (as defined by the lender) of not less than 1.25 to 1.0. For the three months ended March 31, 2004, the debt service coverage ratio was 1.64 to 1.0 as defined by our lender. Based upon the application of these covenants as of March 31, 2004, $11,230,000 was available to the Company.

The Company has a floor plan line of credit with a floor plan lender providing a credit facility of $15,000,000 with a variable interest rate indexed to the prime rate and spreads varying from 1.5% to 4.5%, depending on the manufacturer and age of the inventory. The facility has a minimum interest rate of 5.5% based upon a minimum prime rate of 4.0%. Individual advances mature as early as 360 days or have no stated maturity, based upon the manufacturer. Amounts outstanding are non-recourse to the Company for the period of time the financed home is subject to a repurchase agreement with the manufacturer of the home. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $9,520,000. At March 31, 2004, $9,077,000 was outstanding, of which $8,846,000 was non-recourse to the Company and $231,000 was recourse to the Company and approximately $5,923,000 was available under the floor plan credit facility.

We expect to meet our liquidity requirements in excess of 12 months through a variety of sources including cash generated by operations, long-term and short-term secured and unsecured borrowings, and the issuance of equity securities.

Our ability to access secured and unsecured borrowings as a source of liquidity is dependent upon factors outside of our control including economic trends that impact the availability of credit from lending sources we currently utilize. Our ability to issue additional equity in the form of OP Units and other equity securities (including the issuance by the Operating Partnership of OP Units) is dependent upon certain factors outside of our control including returns available on alternative investments and other economic factors. The extent of cash generated by our operations is dependent upon our ability to operate the existing portfolio of revenue earning sites at margins comparable to past results and to originate new earning sites through new lease originations generated by our home sales business. Our ability to generate cash through the operation of the current portfolio is dependent upon our ability to acquire the goods and services required to operate the portfolio at costs that increase no more than in the range of increases realized in prior years, the continued absence of natural disasters, such as hurricanes, that would disrupt the flow of rental income for an undeterminable time period and other factors. Our ability to generate cash through the origination of new earning sites is dependent upon our ability to effectively market to our target market customers, to originate contracts for sale of homes at our properties, thereby generating income producing leases and to develop the undeveloped land within our portfolio in a timely fashion, and on a cost effective basis.

Operating Activities

Our net cash provided by operating activities was $4.1 million during the three months ended March 31, 2004 compared to $0.7 million during the same period in 2003. The $3.4 million increase was primarily the result of:

•	$0.9 million increase in earnings before depreciation, amortization, minority interest, and loss on sale of real estate, and

•	$0.7 million increase in inventory for our home sales business, offset by

•	$1.6 million increase in cash used by operating assets and liabilities as a result of increased business volumes and decreases in accounts payable in 2003 period that did not recur in 2004, and

•	$0.2 million decrease related to income from the recovery of Common Stock escrowed to secure management contracts in the 2003 period that did not occur in 2004.

Investing Activities

During the three months ended March 31, 2004, the net cash used in investing activities was $5.7 million, compared with $2.1 million during the same period in 2003. The $3.6 million increase in cash used for investing activities is primarily due to:

•	$2.3 million increase in expenditures for capital replacements, development and improvements in the 2004 period as compared to the 2003 period, primarily related to the continued and accelerated development of unleased sites,

•	$1.1 million decrease in cash proceeds from sale of real estate assets in the 2003, and

•	$0.2 million decrease on collection of notes receivable.

Financing Activities

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2004 compared with net cash provided during the same period in 2003 of $ 2.6 million.

The $2.3 million decrease in cash provided by financing activities is primarily related to:

•	$7.0 million decrease in proceeds from secured long-term financing,

•	$0.1 million decrease in proceeds from collections of escrow funds,

•	$0.1 million decrease in proceeds from OP Unit distribution reinvestment program,

•	$0.1 million increase in principal payments made on secured long-term note payable, all offset by;

•	$4.7 million increase in proceeds from short-term financing,

•	$0.2 million decrease in payments associated with debt issuance, and

•	$0.1 million increase in proceeds from the exercise of stock options and proceeds from the DRIP.

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

We have $77.0 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $17.1 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed. We have repricing and refunding risks as to the unpaid balance on these notes of $14.5 million due at maturity between 2007 and 2011.

We have $9.4 million of interest only, non-recourse, secured long-term notes payable. These are variable rate loans at 30 day LIBOR plus 3%, with a floor of 6.5% and a ceiling of 10%. As of March 31, 2004 30 day LIBOR was 1.1%. If the lender’s LIBOR rate was greater than 3.5% and LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $94,000 due to an increase in interest expense based on the outstanding balance at March 31, 2004. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have an additional $15.0 million of interest only, non-recourse, secured long-term notes payable on terms different from those set fourth in the preceding paragraph. These are variable rate loans at 90 day LIBOR plus 2.5%. If LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $150,000 due to an increase in interest expense based on the outstanding balance at March 31, 2004. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have a recourse, secured floor plan facility that bears interest at the lender’s prime rate plus amounts ranging from 1.5% to 4.5% based upon the manufacturer and age of the inventory. If the lender’s prime rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $91,000 due to an increase in interest expense on this line of credit, based on the approximately $9.1 million outstanding balance at March 31, 2004. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(F) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13-a15(f) and 15(d)-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:

Exhibit No.	Description
2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of June 2, 2000, by and between the Registrant and Commercial Assets, Inc. (incorporated herein by reference to Annex A to the Registrant’s Joint Proxy Statement/Prospectus, dated June 13, 2000, Commission File No. 1-9360, filed on June 13, 2000).

3.1	Second Amended and Restated Certificate of Incorporation of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2000, Commission File No. 1-9360, filed on April 2, 2001).

3.2	Third Amended and Restated By-laws of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 2002, Commission File No. 1-9360, filed on August 14, 2002).

4.1	Waiver regarding stock ownership restrictions between the Registrant and Terry Considine, dated August 11, 2000 (incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2000, Commission File No. 1-9360, filed on April 2, 2001).

4.2	Waiver regarding stock ownership restrictions between the Registrant and Asset Investors Operating Partnership, L.P., dated August 11, 2000 (incorporated herein by reference to Exhibit 4.2 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2000, Commission File No. 1-9360, filed on April 2, 2001).

10.1*	Form of Indemnification Agreement between the Registrant and each Director of the Registrant (incorporated herein by reference to Appendix A to the Proxy Statement of the Registrant, Commission File No. 1-9360, dated May 18, 1987).

10.2*	1998 Stock Incentive Plan of the Registrant (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1998, Commission File No. 1-9360, filed on August 14, 1998).

10.8	Trust Agreement, dated as of November 3, 1997, between CAX DTR Securitization Corp. and Wilmington Trust Company (incorporated herein by reference to Exhibit 2.9 to Commercial Assets, Inc.’s Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-2262, filed on November 17, 1997).

10.9	Note Purchase Agreement, dated as of November 3, 1997, among Structured Mortgage Trust 1997-2, CAX DTR Securitization Corp., and Painewebber Incorporated Company (incorporated herein by reference to Exhibit 2.9(a) to Commercial Assets, Inc.’s Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-2262, filed on November 17, 1997).

10.10	Trust Indenture and Security Agreement, dated as of November 3, 1997, between Structured Mortgage Trust 1997-2 and LaSalle National Bank, as Indenture Trustee (incorporated herein by reference to Exhibit 2.9(b) to Commercial Assets, Inc.’s Current Report on Form 8-K dated November 3, 1997, Commission File No. 1-2262, filed on November 17, 1997).

10.11	Contribution Agreement, dated as of November 3, 1997, between Commercial Assets, Inc. and CAX DTR Securitization Corp. Company (incorporated herein by reference to Exhibit 2.9(c) to Commercial Assets, Inc.’s Current Report on Form 8-K dated November 3, 1997. Commission File No. 1-2262, filed on November 17, 1997).

10.12	Securitization Cooperation Agreement, dated as of November 3, 1997, among CAX DTR Securitization Corp., Commercial Assets, Inc., Structured Mortgage Trust 1997-2, and Painewebber Incorporated Company (incorporated herein by reference to Exhibit 2.9(d) to Commercial Assets, Inc.’s current report on Form 8-K dated November 3, 1997, Commission File No. 1-2262, filed on November 17, 1997).

10.13	Securities Purchase Agreement, dated as of March 26, 1998, between Registrant and Westrec Marina Management, Inc. (incorporated herein by reference to Exhibit 10.1 to Commercial Assets, Inc.’s Quarterly Report on Form 10-Q, dated March 31, 1998, Commission File No. 1-2262, filed on May 15, 1998).

10.14	Put and Call Agreement, dated as of November 30, 1998, between the Registrant and Westrec Marina Management, Inc. and Michael M. Sachs (incorporated herein by reference to Exhibit 10.10(a) to Commercial Assets, Inc.’s Annual Report on Form 10-K, dated December 31, 1998, Commission File No. I-2262, filed on March 25, 1999).

10.15	Secured Promissory Note, dated as of November 30, 1998, between the Registrant and Michael M. Sachs (incorporated herein by reference to Exhibit 10.10 (b) to Commercial Assets, Inc.’s Annual Report on Form 10-K, dated December 31, 1998, Commission File No. 1-2262, filed on March 25, 1999).

10.16	Secured Promissory Note, dated September 13, 1999, between Robert G. Blatz and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K, dated December 31, 1999, Commission File No. 1-2262, filed on March 30, 2000).

10.27	Secured Promissory Note dated January 2, 2001, between Shannon E. Smith and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q, dated March 31, 2001, Commission File No. 1-9360, filed on May 15, 2001).

10.28	Loan and Security agreement dated as of July 31, 2003, by and between Wachovia Bank, N.A. and Asset Investors Operating partnership, L.P., Community Savanna Club Joint Venture, AIOP Lost Dutchman Notes, L.L.C. and Community Brentwood Joint Venture (incorporated herein by reference to Exhibit 10.28 to the Register’s Quarterly Report on Form 10-Q, dated September 30, 2003, Commission File No., 1-9360, filed on November 13, 2003.)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Operating Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of COO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

The following Current Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q:

On February 18, 2004, the Registrant filed a Form 8-K, furnishing under Items 9 and 12 a press release and supplemental financial data for the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LAND LEASE INC.
(Registrant)

Date: May 5, 2004	By	/s/ Shannon E. Smith
Shannon E. Smith

Chief Financial Officer