Form 10-Q
period 2004-06-30
AMERICAN LAND LEASE INC
filed 2004-08-06
CIK 804138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (As defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

As of July 18, 2004, approximately 7,246,000 shares of common stock were outstanding.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

(i)

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Real estate, net of accumulated depreciation of $21,474 and $20,112, respectively, including real estate under development of $44,636 and $41,413, respectively	$238,317	$226,078
Cash and cash equivalents	1,207	2,064
Inventory	13,073	10,403
Other assets, net	9,729	8,162
Assets held for sale	313	389

Total Assets	$262,639	$247,096

LIABILITIES
Secured long-term notes payable	$119,876	$119,194
Secured short-term financing	20,142	10,659
Accounts payable and accrued liabilities	10,982	8,423
Liabilities related to assets held for sale	6	5

	$151,006	$138,281

MINORITY INTEREST IN OPERATING PARTNERSHIP	$14,497	$14,014
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share; 12,000 shares authorized; and 8,972 shares issued; and 7,246 shares outstanding (excluding treasury stock), respectively	$90	$88
Additional paid-in capital	285,517	282,818
Notes receivable from officers re common stock purchases	(775)	(799)
Deferred compensation re restricted stock	(2,719)	(1,354)
Dividends in excess of accumulated earnings	(158,365)	(159,340)
Treasury stock, 1,726 and 1,726 shares at cost, respectively	(26,612)	(26,612)

	97,136	94,801

Total Liabilities and Stockholders’ Equity	$262,639	$247,096

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
RENTAL PROPERTY OPERATIONS
Rental and other property revenues	$7,071	$6,367	$14,104	$12,748
Golf course operating revenues	176	173	579	511

Total property operating revenues	7,247	6,540	14,683	13,259
Property operating expenses	(2,459)	(2,297)	(5,008)	(4,644)
Golf course operating expenses	(305)	(319)	(613)	(622)

Total property operating expenses	(2,764)	(2,616)	(5,621)	(5,266)
Depreciation	(741)	(660)	(1,450)	(1,309)

Income from rental property operations	3,742	3,264	7,612	6,684
SALES OPERATIONS
Home sales revenue	9,714	7,771	18,994	15,661
Cost of home sales	(6,474)	(5,531)	(12,678)	(11,315)

Gross profit on home sales	3,240	2,240	6,316	4,346
Commissions earned on brokered sales	227	117	412	243
Commissions paid on brokered sales	(122)	(60)	(222)	(125)

Gross profit on brokered sales	105	57	190	118

Selling and marketing expenses	(2,455)	(1,604)	(4,798)	(3,432)

Income from sales operations	890	693	1,708	1,032
General and administrative expenses	(904)	(661)	(1,815)	(1,279)
Interest and other income	28	150	300	446
Interest expense	(1,392)	(1,371)	(2,752)	(2,655)
Equity in income of unconsolidated real estate partnerships	—	17	—	37

Income before minority interest in Operating Partnership	2,364	2,092	5,053	4,265
Minority interest in Operating Partnership	(285)	(247)	(608)	(508)

Income from continuing operations	2,079	1,845	4,445	3,757
DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of minority interest	8	16	16	(55)

Net Income	$2,087	$1,861	$4,461	$3,702

Basic earnings from continuing operations	0.30	$0.27	$0.64	$0.55
Basic (loss) earnings from discontinued operations	—	—	—	(0.01)

Basic earnings per share	0.30	$0.27	$0.64	$0.54

Diluted earnings from continuing operations	$0.29	$0.26	$0.61	$0.54
Diluted (loss) earnings from discontinued operations	—	—	—	(0.01)

Diluted earnings per share	$0.29	$0.26	$0.61	$0.53

Weighted average common shares outstanding	6,971	6,866	6,967	6,867

Weighted average common shares and common share equivalents outstanding	7,236	7,056	7,264	7,020

Dividends paid per share	$0.25	$0.25	$0.50	$0.50

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,461	$3,702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,871	1,622
Revenue recognized related to acquired lease obligations	(40)	—
Amortization of deferred compensation and expense of stock options	605	262
Minority interest in Operating Partnership	608	508
Minority interest attributable to discontinued operations	2	(8)
Loss on sale of discontinued operations	—	98
Equity in earnings of unconsolidated real estate partnerships	—	(37)
Recovery of common stock escrowed to secure management contracts	—	(227)
Increase in inventory	(2,670)	(2,091)
Decrease in operating assets and liabilities	1,133	517

Net cash provided by operating activities	5,970	4,346

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	72	1,360
Purchase of real estate	(564)	—
Capital replacements and enhancements	(563)	(291)
Purchases of and additions to real estate, including development	(10,391)	(5,502)
Capitalized interest	(1,801)	(1,664)
Notes receivable advances	(132)	(36)
Proceeds from notes receivable	11	308
Principal collection and indemnifications on CMBS bonds	—	267
Distributions received from investments in unconsolidated real estate partnerships	—	29

Net cash used by investing activities	(13,368)	(5,529)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (principal payments on) secured short-term financing	9,483	(8,930)
Proceeds from secured long-term notes payable	2,132	15,015
Principal payments on secured long-term notes payable	(1,450)	(1,310)
Payment of loan costs	(43)	(349)
Payment to escrow funds	(430)	(420)
Collections of escrowed funds	108	246
Payment of costs associated with equity issuance	(22)	—
Collections of notes receivable on common stock purchases	24	15
Proceeds from stock options exercised	164	34
Proceeds from dividends reinvestment program	469	243
Proceeds from OP unit distribution reinvestment program	69	298
Payment of common stock dividends	(3,486)	(3,437)
Payment of distributions to minority interest in Operating Partnership	(477)	(467)

Net cash provided by financing activities	6,541	938

NET DECREASE IN CASH AND CASH EQUIVALENTS	(857)	(245)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,064	1,223

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,207	$978

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock. After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of Common Stock in lieu of cash. At June 30, 2004, the Operating Partnership had approximately 958,000 OP Units outstanding, excluding those owned by ANL, and ANL owned 88% of the Operating Partnership. As of June 30, 2004, based on total home sites, 76% of the Company’s portfolio of residential land lease communities is located in Florida, 23% in Arizona and 1% in New Jersey.

B.	Presentation of Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP.

For further information, refer to the statements and notes thereto included in ANL’s Annual Report on Form10-K for the year ended December 31, 2003. Certain 2003 financial statement amounts have been reclassified to conform to the 2004 presentation, including the treatment of discontinued operations and assets held for sale.

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

Development and Other Capital Expenditure Activities

Significant renovations and improvements that improve or extend the useful life of an asset are capitalized and depreciated over the remaining life. In addition, the Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the development of additional home sites within its manufactured home communities. Maintenance, repairs and minor improvements are expensed as incurred. Interest incurred relating to the development of communities is capitalized during the active development period. The Company’s strategy is to master plan, develop, and build substantially all of the home sites in its communities. Accordingly, substantially all projects, excluding finished lots where the home is available for occupancy, are undergoing active development. For the three months ended June 30, 2004 and 2003, capitalized interest was approximately $916,000 and $819,000, respectively, and for the six months ended June 30, 2004 and 2003, capitalized interest was approximately $1,801,000 and $1,664,000, respectively.

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

Inventory

The Company maintains an inventory of manufactured homes situated within its residential land lease communities. Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required that could have a significant impact on the Company’s results of operations and cash flows. As of June 30, 2004, $1,291,000 of our total inventory investment of $13,073,000 was older than one year. For the three and six months ended June 30, 2004 and 2003, we recorded a charge of approximately $93,000 and $121,000, and $130,000 and $265,000 respectively, to write carrying amounts down to market value.

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

The Company’s non-agency mortgage backed securities (“MBS”) bonds and commercial mortgage backed securities (“CMBS”) bonds were acquired at a significant discount to par value. The amortized cost of the non-agency MBS and CMBS bonds was equal to the outstanding principal amount net of unamortized discount and allowances for credit losses. Earnings from non-agency MBS and CMBS bonds are recognized based upon the relationship of cash flows received during the period and estimates of future cash flows to be received over the life of the bonds. During the three and six month period ended June 30, 2004, the Company received cash distributions from the CMBS bonds equal to $0 and $245,000, respectively. These cash flows were in excess of the Company’s estimate of future cash flows at December 31, 2003. This effect of this change increased net income (after minority interest in the Operating Partnership) for the three and six months ended June 30, 2004, by $0, and $183,000, respectively, or $0.00 and $0.03, respectively, per basic and diluted share.

The Company classifies its non-agency MBS and CMBS bonds as available-for-sale, carried at fair value in the financial statements. The Company generally estimates fair value of the non-agency MBS and CMBS bonds based on the present value of future expected cash flows of the bonds. The fair value of the non-agency MBS and CMBS bonds, based on the underlying assets that secure the bonds, are estimated using our best estimate of the future cash flows, capitalization rates and discount rates commensurate with the risks involved. The carrying amount of the MBS and CMBS assets both at June 30, 2004 and 2003 was $0.

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

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. For the three and six months periods ended June 30, 2004 and 2003, advertising expenses were $665,000 and $282,000, and $1,170,000 and $578,000,respectively.

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

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute at least 90% of its adjusted taxable income each year to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income that it distributes currently to its stockholders. If the company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes and penalties, including taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities conducted through taxable subsidiaries is subject to federal, state, and local income taxes.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for U.S. Federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties, among other things.

At June 30, 2004, the Company’s net operating loss (“NOL”) carryover was approximately $64,564,000 for the parent REIT entity and $2,059,000 for the Company’s taxable subsidiaries that are consolidated for financial reporting, but not for federal income tax purposes. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of the Company’s REIT taxable income, and as a result, to reduce the amount that the Company is required to distribute to stockholders to maintain its status as a REIT. It does not, however, affect the tax treatment to shareholders of any distributions that the Company does make. The REIT’s and the taxable subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2022, respectively.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of Common Stock outstanding during each year. Diluted earnings per share for the three and six months ended June 30, 2004 and 2003 reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 265,000 and 190,000 and 297,000 and 108,000 shares respectively, without regard to vesting restrictions on options issued. Vested and unvested stock options together with shares issued for non-recourse notes receivable and unvested restricted stock totaling 31,000 and 120,000 and 2,000 and 244,000 shares for the three and six months ended June 30, 2004 and 2003, respectively, have been excluded from diluted earnings per share as their effect would be anti-dilutive.

Stock-Based Compensation

Effective January 1, 2003, the Company adopted the accounting provisions of SFAS, Accounting for Stock-Based Compensation, or (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure—an amendment of FASB Statement No. 123, (“SFAS 148”), and applied the prospective method set forth in SFAS 148 with respect to the transition. Under this method, the Company now applies the fair value recognition provisions of SFAS 123 to all employee awards granted, modified, or settled on or after January 1, 2003, which has resulted in compensation expense being recorded based on the fair value of the stock options. Prior to January 1, 2003, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”), and related interpretations in accounting. Under APB 25, because the exercise price of the employee stock options and warrants equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income, as reported	$2,087	$1,861	$4,461	$3,702
Add: Stock-based employee compensation expense included in reported net income
Restricted stock awards	291	153	566	251
Stock options	11	3	12	4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards
Restricted stock awards	(291)	(153)	(566)	(251)
Stock options	(15)	(14)	(21)	(26)
Add: Minority interest in Operating Partnership	2	2	3	3

Pro-forma net income	$2,085	$1,852	$4,455	$3,683

Basic earnings per common share:
Reported	$0.30	$0.27	$0.64	$0.54
Pro forma	$0.30	$0.27	$0.64	$0.54
Diluted earnings per common share:
Reported	$0.29	$0.26	$0.61	$0.53
Pro Forma	$0.29	$0.26	$0.61	$0.52

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

Depreciation of personal property is reported in property operating expenses, golf operating expenses, selling and marketing expenses, or general and administrative expenses, based upon the use of the associated asset. Depreciation expense relating to personal property totaled approximately $89,000 and $44,000 for the three months ended June 30, 2004 and 2003, and $175,000 and $88,000 for the six months ended June 30, 2004 and 2003, respectively.

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

D.	Real Estate

Real estate at June 30, 2004 and December 31, 2003 is as follows (in thousands):

	June 30, 2004	December 31, 2003
Land	$49,389	$48,825
Land improvements and buildings	210,402	197,365

	259,791	246,190
Less accumulated depreciation	(21,474)	(20,112)

Real estate, net	$238,317	$226,078

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

During the three months ended June 30, 2004, and 2003, the Company sold two and six home sites respectively, for total consideration of approximately $51,000 and $188,000, respectively, to third parties. During the six months ended June 30, 2004, and 2003, the Company sold three and nine home sites, respectively, for total consideration of approximately $76,000 and $278,000, respectively, to third parties.

E.	Home Sales Business

The Company, through a taxable subsidiary corporation, owns an inventory of homes situated on developed vacant sites within our portfolio of residential land lease communities. In addition, the Company owns undeveloped land that is contiguous to existing occupied communities. The Company’s home sales business seeks to facilitate the conversion of this inventory of unleased land into leased sites with long-term cash flows. The Company’s home sales business closed sales of 103 and 88 new homes for the three months ended June 30, 2004 and 2003, respectively, an increase of 17.1% over the prior year’s period, and 194 and 187 new homes for the six months ended June 30, 2004 and 2003, respectively, an increase of 3.7%.

F.	Discontinued Operations

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 was effective beginning January 1, 2002. Due to the adoption of SFAS 144, the Company now reports as discontinued operations real estate assets held for sale (as defined by SFAS 144) and real estate assets sold. All results of these discontinued operations, less applicable income taxes, are included in a separate component of income on the consolidated statements of income under the heading “discontinued operations.” This change has resulted in certain reclassifications of 2003 financial statement amounts.

The following is a summary of the components of income (loss) from discontinued operations for the three months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Discontinued Property Operations:
Rental and other property revenues	$13	$24	$26	$53
Property operating expenses	(4)	(5)	(8)	(15)
Depreciation	—	(1)	—	(3)

Income from discontinued operations before loss on disposition of discontinued operations	9	18	18	35
Loss on disposition of discontinued operations	—	—	—	(98)

Income from discontinued operations before minority interest	9	18	18	(63)
Minority interest attributed to discontinued operations	(1)	(2)	(2)	8

(Loss) Income from discontinued operations, net of minority interest	$8	$16	$16	$(55)

As of June 30, 2004, the Company had one community in Arizona classified as held for sale. The results of operations of this community are included within discontinued operations for the three and six months ended June 30, 2004 and 2003.

G.	Secured Long-Term Notes Payable

The following table summarizes the Company’s secured long-term notes payable (in thousands):

	June 30, 2004	December 31, 2003
Fixed rate, ranging from 5.7% to 8.2%, fully amortizing, non-recourse notes maturing at various dates from 2018 through 2020	$76,301	$77,620
Fixed rate, ranging from 6.6% to 7.8%, partially amortizing, non- recourse notes maturing at various dates from 2007 through 2011	17,076	17,199
Variable rate, at LIBOR plus 300 basis points with a 6.5% floor (5.5% floor effective July 1, 2004), non-recourse notes maturing in 2005 and 2007	11,484	9,360
Variable rate, at LIBOR plus 250 basis points, non-amortizing, non-recourse notes maturing in 2013	15,015	15,015

	$119,876	$119,194

H.	Secured Short-Term Financing

The Company has a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at the thirty-day London Interbank Offered Rate (“LIBOR”) plus 200 basis points (3.10%

at June 30, 2004). The line of credit is secured by real property and improvements located in St. Lucie and Pasco County, Florida and Maricopa County, Arizona with a net book value of $30,900,000. The revolving line of credit matures in July 2005. At June 30, 2004, $9,380,000 was outstanding and $6,620,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder. The financial covenants of the line of credit requires the Company to maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to current annual debt service obligations (as defined by the lender) of not less than 1.25 to 1.0, to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of 2.0 to 1.0, among others. Based upon the application of these covenants as of June 30, 2004, the entire undrawn amount was available to the Company. The Company was in compliance with all financial covenant requirements at June 30, 2004.

The Company has a floor plan line of credit with a floor plan lender providing a credit facility of $20,000,000 with a variable interest rate linked to the prime rate and spreads varying from 1.5% to 4.5%, depending on the manufacturer and age of the inventory. The facility has a minimum interest rate of 5.5% based upon a minimum prime interest rate of 4.0%. Individual advances mature as early as 360 days or have no stated maturity, based upon the manufacturer. Amounts outstanding are nonrecourse to the Company for the period of time the financed home is subject to a repurchase agreement with the manufacturer of the home. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $10,222,000. At June 30, 2004, $10,762,000 was outstanding, of which $10,762,000 was non-recourse to the Company and $0 was recourse to the Company, and $9,238,000 was available under the floor plan credit facility.

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

The Company entered into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of residential land lease communities. Certain of these contracts contain cancellation provisions at the option of the Company. The unpaid balance of these contracts remaining at June 30, 2004 is approximately $7,053,000.

As of June 30, 2004, the Company’s outstanding purchase obligations with manufacturers of homes to be constructed in the Company’s communities totaled $5,309,000.

In connection with the acquisition of a residential land lease community, the Company entered into an earn-out agreement with respect to 142 unoccupied home sites on October 27, 1997. The Company advances an additional $16,500 pursuant to the earn-out agreement for each newly occupied home site either in the form of cash or equivalent OP Units, as determined by the seller. The Company paid $166,000 and $50,000 for the three months and $199,000 and $166,000 for the six months ended June 30, 2004 and 2003, respectively, in cash and OP Units for newly occupied home sites that was recorded as real estate. At June 30, 2004, there were 35 unoccupied home sites subject to the earnout.

J.	Operating Segments

The Company has two reportable segments: rental property (ownership of land leases, land development, investment acquisition and disposition) and home sales (sale of homes, both new and used, to be sited on land owned by the Company). The rental property segment consists of residential land lease communities that generate rental and other property related income through the leasing of land to residents that are unrelated to the Company. The home sales segment sells manufactured homes to customers that are unrelated to the Company. The homes sold by the home sales segment are situated on land within the Company’s portfolio of rental property. The customers of the home sales business become residents of the Company’s rental property segment coincident with the sale of a home, at which time the customer enters into a lease with the rental property segment. No revenues are generated from transactions with other segments and no single resident or customer contributed 10% or more of total revenues during the three and six months ended June 30, 2004 and 2003.

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

The revenues, profit (loss), and assets for each of the reportable segments are summarized in the following tables for the three and six month periods ending June 30, 2004 and June 30, 2003 (in thousands):

	Three months ended June 30, 2004
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$7,247	$9,714	$—	$16,961

Contribution margin	3,742	890	—	4,632
General and administrative expenses	(386)	(517)	(1)	(904)
Interest expense	—	—	(1,392)	(1,392)
Interest and other income	—	—	28	28
Income from discontinued operations	8	—	—	8
Minority interest in earnings			(285)	(285)

Net income (loss)	$3,364	$373	($1,650)	$2,087

Assets	$244,208	$17,580	$851	$262,639

Capital Additions to:
Real Estate	$7,718	$—	$—	$7,718
Other Assets	93	96	7	196

Total	$7,811	$96	$7	$7,914

	Six months ended June 30, 2004
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$14,104	18,994	$—	$33,098

Contribution margin	7,612	1,708	—	9,320
General and administrative expenses	(767)	(1,032)	(16)	(1,815)
Interest expense	—	—	(2,752)	(2,752)
Interest and other income	—	—	300	300
Income from discontinued operations	16	—	—	16
Minority interest in earnings	—	—	(608)	(608)

Net income (loss)	$6,861	$676	$(3,076)	$4,461

Assets	$244,208	$17,580	$851	$262,639

Capital Additions to:
Real Estate	$13,600	$—	$—	$13,600
Other Assets	156	260	8	424

Total	$13,756	$260	$8	$14,024

	Three months ended June 30, 2003
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$6,367	$7,771	$—	$14,138

Contribution margin	3,264	693	—	3,957
General and administrative expenses	(295)	(359)	(7)	(661)
Interest expense	—	—	(1,371)	(1,371)
Interest and other income	—	—	150	150
Income from discontinued operations	17	—	—	17
Equity in income from unconsolidated real estate partnerships	17	—	—	17
Minority interest in earnings	—	—	(247)	(247)

Net income (loss)	$3,002	$334	$(1,475)	$1,861

Assets	$217,058	$15,527	$2,821	$235,406

Capital Additions to:
Real Estate	$4,006	$—	$—	$4,006
Other Assets	74	76	—	150

Total	$4,080	$76	$—	$4,156

	Six months ended June 30, 2003
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$12,748	$15,661	$—	$28,409

Contribution margin	6,684	1,032	—	7,716
General and administrative expenses	(565)	(694)	(20)	(1,279)
Interest expense			(2,655)	(2,655)
Interest and other income			446	446
Equity in earnings of unconsolidated real estate partnerships	37			37
Income from discontinued operations	(55)			(55)
Minority interest in earnings			(508)	(508)

Net income (loss)	$6,101	$338	$(2,737)	$3,702

Assets	$217,058	$15,527	$2,821	$235,406

Capital Additions to:
Real Estate	$7,457	$—	$—	7,457
Other Assets	101	134	—	235

Total	$7,558	$134	$—	$7,692

K.	Fair Value of Financial Instruments

The aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt as of June 30, 2004 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of our variable rate secured long-term debt approximates its carrying value.

For the Company’s fixed rate secured long-term debt, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the calculated estimates of fair value cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of the Company’s secured long-term notes payable was $126,061,000 and $127,731,000 at June 30, 2004 and December 31, 2003, respectively, as compared to the carrying value of $119,876,000 and $119,194,000 at June 30, 2004 and December 31, 2003, respectively.

L.	Common Stock and Dividends

Officer Stock Loans

In previous years, the Company had provided loans to some of its executive officers in an amount equal to the total cash required to purchase Common Stock at the then prevailing market prices. These loans have a 10-year maturity, are 25% recourse to the executive officers, bear interest at 7.5% and are secured by the stock acquired with the proceeds from the loan. As of June 30, 2004, the total balance outstanding on loans made to officers secured by Common Stock was approximately $775,000 and principal payments made on these obligations were $9,000 and $12,000 and $24,000 and $15,000 for the three and six months ended June 30, 2004 and 2003, respectively, and the loans are current with respect to principal and interest. The loans are reported as an offset to equity on the balance sheet. In compliance with current regulations, the Company has not made loans to executive officers since January 1, 2001.

Restricted Stock

The Company issued 99,723 shares of restricted stock to members of management during the six months ended June 30, 2004. The restricted stock was issued at the fair value of the Common Stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to a risk of forfeiture within the vesting period. Vesting periods of the restricted stock issued range from one to four years. The fair value of the restricted stock is amortized to compensation expense over the vesting period.

Changes in unamortized deferred compensation re restricted stock for the six months ended June 30, 2004 and 2003, respectively are as follows (in thousands):

	June 30, 2004	June 30, 2003
Beginning unamortized value as of January 1	$1,354	$396
Fair value of restricted stock issued	1,986	1,524
Forfeiture of restricted shares	(27)	(21)
Amortization of fair value	(594)	(257)

Ending unamortized value as of June 30	$2,719	$1,642

A portion of the restricted stock issuances have been grants of performance based restricted stock awards whereby the Company issued restricted common stock (the “HPS Shares”) under the terms of the 1998 Stock Incentive Plan. Dividends are paid on the HPS Shares in the same amounts and at the same time as dividends are paid on outstanding Common Stock. In furtherance of the Company’s goal of making share ownership the primary motivation of its senior management team, the Company has made grants of performance based restricted stock which vest over a three year period, as described below. The 2003, 2004, and 2005 HPS Share grants were authorized by the Company’s stockholders on May 27, 2004. Future grants of performance based restricted stock and the terms thereof will be subject to the approval of the Board of Directors.

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

In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock are charged to compensation expense in the period paid. The total compensation expense charged to income related to restricted share awards was $65,000 and $51,000 for the three months ended June 30, 2004 and 2003, respectively, and $132,000 and $84,000 for the six months ended June 30, 2004 and 2003, respectively. The compensation expense charged to income related to the HPS awards was $195,000 and $59,000 for the three months ended June 30, 2004 and 2003, respectively, and $391,000 and $117,000 for the six months ended June 30, 2004 and 2003, respectively.

Dividends

The Company’s dividend is set quarterly by the Company’s Board of Directors and is subject to change or elimination at any time. The Company paid quarterly dividends on Common Stock of $0.25 per share, totaling $1,747,000 and $1,720,000 for the three months ended June 30, 2004 and 2003, and $3,486,000 and $3,437,000 for the six months ended June 30, 2003, respectively.

M.	Certain Relationships and Related Transactions

As of January 1, 2003, the Company’s contracts to manage properties owned by third parties were cancelled. These contracts had been acquired in 1997 from entities affiliated with Brandywine Financial Services Corporation (“Brandywine”) in exchange for Common Stock of the Company. Bruce Moore, a director of the Company, is also an owner of Brandywine. The purchase agreement provided that the Common Stock issued was to be held in escrow and released to Brandywine ratably over ten years. When the contracts were cancelled, approximately 16,000 shares of Common Stock were returned to the Company. The Company’s basis in these third party management contracts had been fully amortized to expense in prior years. The Company recorded the forfeiture of the common stock as other income, and as an increase to treasury stock, totaling $227,000.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS 148”), which amends SFAS 123, to provide transition alternatives for adopting the accounting provisions of SFAS 123 and also amends the disclosure requirements of SFAS 123. Additionally, SFAS 148 requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS 148 in Note C of these consolidated financial statements. The transition provisions of SFAS 148 were adopted on January 1, 2003. See Note C for information on the impact the adoption of SFAS 148 will have on the Company’s financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” No. (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in activities on behalf of another company. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity though voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. FIN 46’s consolidation requirements apply immediately to variable interest entities created or acquired after January 31, 2003. The Company adopted FIN 46 for entities created or acquired after January 31, 2003. The FASB issued several staff positions during 2003 and in December 2003 the FASB revised its interpretation to clarify many items by issuing FIN46R. The effective date of adoption is now March 31, 2004. The adoption of FIN46 did not have a material impact on the consolidated financial condition or results of operations taken as a whole.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities”, (“ SFAS 133”). SFAS 149 clarifies the definition of a derivative and when special reporting is warranted, in addition to amending certain other existing pronouncements. SFAS 149 will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except for provisions that relate to SFAS 133 Implementation Issues, which should continue to be applied in accordance with their respective effective dates, and for hedging relationships designated after June 30, 2003. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS 149 did not have a material impact on the Company’s consolidated financial condition or results of operations taken as a whole.

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

The Company’s dividend is set quarterly and is subject to change or elimination at any time. On July 27, 2004, the Board of Directors declared a quarterly cash dividend of $0.25 per share of Common Stock for the quarter ended June 30, 2004, payable on August 26, 2004 to shareholders of record on August 9, 2004.

On July 31, 2004, the Company entered into a loan commitment with a lender to provide long term financing for a property totaling approximately $9.3 million with an expiration date of August 25, 2004. In the event that the lender is prepared to lend and the Company refuses to complete the transaction, the Company is obligated to pay $245,000 as a commitment fee to the lender.

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

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers to inventory we own, inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results. On a quarterly basis, we review each home in inventory that is older than one year and evaluate our carrying amount versus recent offers, comparable sales, and our asking price in order to derive an estimate of its market value. In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales in the current period. As of June 30, 2004, $1,291,000 of our total inventory of $13,073,000 was older than one year. For the three months ended June 30, 2004 and 2003, we recorded a charge of approximately $93,000 and $121,000, and for the six months ended June 30, 2004 and 2003, we recorded a charge of $130,000 and $265,000, respectively, to write carrying amounts down to market value.

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

Portfolio Summary

	Operational Home sites	Developed Home sites	Undeveloped Home sites	RV Sites	Total
As of December 31, 2003	6,578	979	1,437	129	9,123
Properties developed	—	216	(216)	—	—
New lots purchased	—	7	—	—	7
Lots sold	(3)	—	—	—	(3)
New leases originated	180	(180)	—	—	—
Adjust for site plan changes	(1)	(46)	47	—	—

As of June 30, 2004	6,754 (1)	976	1,268	129	9,127

(1)	As of June 30, 2004, 6,517 of these operational home sites were occupied.

Occupancy Roll Forward

	Occupied Home sites	Operational Home sites	Occupancy
As of December 31, 2003	6,349	6,578	96.5%
New home sales	194	179
Used home sales	15	—
Used homes acquired	(18)	—
Lots Sold	—	(3)
Homes constructed by others	2	—
Site plan changes	—	—
Homes removed from previously leased sites	(25)	—

As of June 30, 2004	6,517	6,754	96.5%

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

For the three and six months ended June 30, 2004 and 2003, our FFO was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income	$2,087	$1,861	$4,461	$3,702
Minority interest in operating partnership	285	247	608	508
Real estate depreciation	741	660	1,450	1,311
Recovery of common stock escrowed to secure management contracts (1)	—	—	—	(227)
Discontinued operations:
Real estate depreciation, net of minority interest	—	1	—	1
Minority interest in operating partnership attributed to discontinued operations	1	2	2	(8)
Loss on sale of property, net of minority interest in operating partnership	—	—	—	86
Depreciation from unconsolidated real estate partnerships	—	20	—	33

Funds From Operations (FFO)	$3,114	$2,791	$6,521	$5,406

Weighted average common shares and OP Units outstanding	8,190	7,897	8,218	7,954

(1)

The Company acquired certain third party management contracts in 1997 through the issuance of Common Stock. The terms of the purchase agreement provided that the Common Stock was issued under an escrow agreement that provided for a ratable release of the Common Stock based upon the continued existence of the third party management contracts. The property owner cancelled the management contracts effective January of 2003 and under the terms of the escrow agreement approximately 16,000 shares of Common Stock were returned to the Company. The Company’s basis in these third party contracts had been fully amortized to expense in prior years. The Company recorded the forfeiture of the Common Stock as increases to treasury stock and other income in the six months ended June 30, 2003. This element of net income has been excluded in arriving at FFO as the ratable amortization of the Company’s basis in the contracts was excluded in arriving at FFO in prior periods. The forfeiture of Common Stock associated with third party management contracts did not occur in the past two years and no additional Common Stock is subject to contractual escrow agreements at June 30, 2004.

For the six months ended June 30, 2004 and 2003, net cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2004	2003
Cash provided by operating activities	$5,970	$4,346
Cash used in investing activities	(13,368)	(5,529)
Cash provided by financing activities	6,541	938

RESULTS OF OPERATIONS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2004

Executive Overview

American Land Lease is in the business of owning and generating residential land leases. Our current business focuses on the ownership of land and generation of these leases within adult or retirement (55+) communities. We focus on these communities for the following reasons:

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

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

Rental Property Operations

Rental and other property revenues from our owned properties totaled $7,071,000 for the three months ended June 30, 2004 compared to $6,367,000 for the three months ended June 30, 2003, an increase of $704,000 or 11.1%. The increase of 11.1% is attributed to a 3.1% increase associated with sites leased during both periods, 5.8% to newly leased sites and 2.2% to rental revenue from acquired properties. The increase in property operating revenue was a result of:

•	$659,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$62,000 increase in the pass on of property tax allocations to tenants correlated with the decrease in certain property tax expenses, and a

•	$7,000 increase in other property income, all offset by a

•	$18,000 decrease in late fees, net of amounts written off as uncollectible,

•	$3,000 decrease in income from our mini storage property, and a

•	$3,000 decrease in rents for recreational vehicle sites.

Golf course operating revenues totaled $176,000 for the three months ended June 30, 2004 compared to $173,000 for the three months ended June 30, 2003, an increase of $3,000 or 1.7%. Golf revenues increased at two communities that have adjacent golf courses and golf revenues decreased at one community. The decrease at one community was related to construction activities as a new subdivision is under construction adjacent to the golf course.

Property operating expenses from our owned properties totaled $2,459,000 for the three months ended June 30, 2004 compared to $2,297,000 for the same period in 2003, an increase of $162,000 or 7.1%. The increase in property operating expenses was a result of:

•	$115,000 increase in other property level expenses,

•	$42,000 increase in salaries, wages and benefits, and a

•	$33,000 increase in property taxes, all offset by a

•	$17,000 decrease in utility operations maintenance and repairs at company owned utility plants, and an

•	$11,000 decrease in property operating overhead.

Golf course operating expenses totaled $305,000 for the three months ended June 30, 2004 compared to $319,000 for the three months ended June 30, 2003, a decrease of $14,000 or 4.4%.

Depreciation expense was $741,000 during the three months ended June 30, 2004 compared to $660,000 during the same period in 2003. The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites and a new community acquired during the fourth quarter 2003.

Same store property revenues for the three months ended June 30, 2004 increased by 9% from the three months ended June 30, 2003, consisting of an 3.1% increase from same site rental revenues, a 5.8% increase from absorption rental site revenues and 0.1% increase from golf revenues. Expenses related to those revenues increased 3.4% over that same period consisting of a 2.1% increase in same site rental expenses, a 2.0% increase from absorption rental site expenses and (0.7%) of golf expenses. Same store property net operating income increased 11.8% for the three months ended June 30, 2004. Our same store base included 98% of our property operating revenues for the three months ended June 30, 2004.

The Company believes that same store information provides the user of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the three months ended June 30, 2004 and 2003, determined in accordance with GAAP, is reflected in the table on the following page (in thousands):

		Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues		$6,407	$6,205	$202	3.3%	3.1%
Absorption rental revenues		458	83	375	451.8%	5.8%
Same site golf revenues		175	173	2	1.2%	0.1%

Same store revenues	A	7,040	6,461	579	9.0%	9.0%

Mini Storage revenue		72	75	(3)	-4.0%
Acquisition property rental revenue		130	—	130	66.7%
Other income		5	3	2	-61.1%

Total property revenues	C	7,247	6,539	708	10.8%

Same site rental expenses		1,901	1,856	45	2.4%	2.1%
Absorption rental expenses		44	—	44	100.0%	2.0%
Same site golf expenses		305	319	(14)	-4.4%	-0.7%

Same store expenses	B	2,250	2,175	75	3.4%	3.4%

Mini Storage expenses		38	40	(2)	-5.0%
Acquisition property rental expense		88	—	88	100.0%
Expenses related to offsite management (2)		388	401	(13)	-3.2%

Total property operating expenses	D	2,764	2,616	148	5.7%

Same Store net operating income	A-B	4,790	4,286	504	11.8%

Total net operating income	C-D	4,483	3,923	560	14.3%

(1)	Contribution to Same Store % change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2003 period. For example, same site rental revenue increase of $202 as compared to the total same store revenues in 2003 of $6,461 is a 3.1% increase ($202 / $6,461 = 3.1%).

(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Operations

Revenues for the home sales business totaled $9,714,000 for the three months ended June 30, 2004 as compared to $7,771,000 for the three months ended June 30, 2003, with the increase driven by increased average selling prices and higher unit sales volumes. Units sold totaled 103 for the three months ended June 30, 2004 compared to 88 units for the three month period ended June 30, 2003, an increase of 17%. The average selling price of new homes closed was $92,000 and $85,000, respectively for the three months ended June 30, 2004 and 2003, an increase of 8.3% over the prior year’s period. Total cost of sales for the three months ended June 30, 2004 was $6,474,000 compared to $5,531,000 for the three months ended June 30, 2003. Resulting margin increases are attributable to product mix, reduced sales discounts driven by lower average age of homes sold, and increased supplier rebates due to increased volume. Selling and marketing expenses increased $851,000 from the 2003 period primarily as a result of increased commissions associated with increased volume of home sales, increased marketing costs for newly constructed subdivisions within existing communities, and increased staff levels.

We reported income from the home sales business of $890,000 for the three months ended June 30, 2004 as compared to income of $693,000 for the three months ended June 30, 2003.

General and Administrative Expenses

During the three months ended June 30, 2004 and 2003, general and administrative expenses were $904,000 and $661,000 respectively. The increase of $243,000 is as a result of:

•	$152,000 increase in the amortization of deferred compensation relating to restricted stock awards,

•	$39,000 increase in regulatory compliance costs and public company reporting,

•	$15,000 increase in professional fees

•	$14,000 increase in dividends paid on non-vested restricted stock awards that are recorded as compensation expense,

•	$12,000 increase in cost of umbrella liability insurance coverage,

•	$5,000 increase meetings and seminars,

•	$3,000 increase in salaries, wages and benefits, and a

•	$3,000 increase in annual reporting costs.

Interest and Other Income

During the three months ended June 30, 2004 and 2003, interest and other income was $28,000 and $150,000 respectively. The decrease of $122,000 is a result of:

•	$95,000 decrease in interest income from our CMBS bonds

•	$25,000 decrease in income associated with interest income from notes receivable, and a

•	$2,000 decrease in interest income from bank accounts.

Interest Expense

During the three months ended June 30, 2004 and 2003, interest expense was $1,392,000 and $1,371,000, respectively. The increase is primarily a result of new debt secured on existing owned properties, development expenditures made in advance of home sales and an increase in the amounts outstanding on the company line of credit, all offset by scheduled amortization of existing long term debt, a decrease in the interest rate on the floor plan facility on home sales inventory and lower interest rates on short-term debt.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

Rental Property Operations

Rental and other property revenues from our owned properties totaled $14,104,000 for the six months ended June 30, 2004 compared to $12,748,000 for the six months ended June 30, 2003, an increase of $1,356,000 or 10.6%. The increase of 10.6% is attributed to a 3.2% increase associated with sites leased during both periods, 5.5% to newly leased sites and 1.9% to rental revenue from acquired properties. The increase in property operating revenue was a result of:

•	$1,262,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$130,000 increase in the pass on of property tax allocations to tenants,

•	$18,000 increase in other property income, and a

•	$13,000 increase in rents for recreational vehicle sites, all offset by a

•	$56,000 decrease in late fees, net of amounts written off as uncollectible, and a

•	$11,000 decrease in income from our mini storage property.

Golf course operating revenues totaled $579,000 for the six months ended June 30, 2004 compared to $511,000 for the six months ended June 30, 2003, an increase of $68,000 or 13.3%. Golf revenues increased at all three communities that have adjacent golf courses.

Property operating expenses from our owned properties totaled $5,008,000 for the six months ended June 30, 2004 compared to $4,644,000 for the same period in 2003, an increase of $364,000 or 7.8%. The increase in property operating expenses was a result of:

•	$183,000 increase in other property level expenses,

•	$126,000 increase in salaries, wages and benefits,

•	$90,000 increase in property taxes, all offset by a

•	$35,000 decrease in utility operations maintenance and repairs at company owned utility plants.

Golf course operating expenses totaled $613,000 for the six months ended June 30, 2004 compared to $622,000 for the six months ended June 30, 2003 a decrease of $9,000 or 1.5%.

Depreciation expense was $1,450,000 during the six months ended June 30, 2004 compared to $1,309,000 during the same period in 2003. The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites and a new community acquired during the fourth quarter 2003.

Same store property revenues for the six months ended June 30, 2004 increased by 9.2% from the six months ended June 30, 2003, consisting of an 3.2% increase from same site rental revenues, a 5.5% increase from absorption rental site revenues and 0.5% increase from golf revenues. Expenses related to those revenues increased 4.5% over that same period consisting of a 1.8% increase in same site rental expenses, a 2.9% increase from absorption rental site expenses and a decrease of 0.2% from golf expenses. Same store property net operating income increased 11.5% for the six months ended June 30, 2004. Our same store base included 98% of our property operating revenues for the six months ended June 30, 2004.

The Company believes that same store information provides the user of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the six months ended June 30, 2004 and 2003, determined in accordance with GAAP, is reflected in the table on the following page (in thousands):

		Six Months Ended June 30, 2004	Six Months Ended June 30, 2003	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues		$12,893	$12,477	$416	3.3%	3.2%
Absorption rental revenues		821	102	719	704.9%	5.5%
Same site golf revenues		579	511	68	13.3%	0.5%

Same store revenues	A	14,293	13,090	1,206	9.2%	9.2%

Mini Storage revenue		137	149	(12)	-8.1%
Acquisition property rental revenue		241	—	241	100.0%
Other income		12	20	(8)	-40.0%

Total property revenues	C	14,683	13,259	1,424	10.7%

Same site rental expenses		3,801	3,723	78	2.1%	1.8%
Absorption rental expenses		128	—	128	100.0%	2.9%
Same site golf expenses		613	622	(9)	-1.4%	-0.2%

Same store expenses	B	4,542	4,345	197	4.5%	4.5%

Mini Storage expenses		76	78	(2)	-2.6%
Acquisition property rental expense		168	—	168	100.0%
Expenses related to offsite management [2]		835	843	(8)	-0.9%

Total property operating expenses	D	5,621	5,266	355	6.7%

Same Store net operating income	A-B	9,751	8,742	1,009	11.5%

Total net operating income	C-D	9,062	7,993	1,069	13.4%

(1)	Contribution to Same Store % change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2003 period. For example, same site rental revenue increase of $416 as compared to the total same store revenues in 2003 of $13,087 is a 3.2% increase ($416 / $13,087 = 3.2%).

(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Operations

Revenues for the home sales business totaled $18,994,000 for the six months ended June 30, 2004 as compared to $15,661,000 for the six months ended June 30, 2003, with the increase driven by increased average selling prices. Units sold totaled 194 for the six months ended June 30, 2004 compared to 186 units for the six month period ended June 30, 2003, an increase of 4.3%. The average selling price of new homes closed was $96,000 and $82,000, respectively for the six months ended June 30, 2004 and 2003, an increase of 17.1%. Total cost of sales for the six months ended June 30, 2004 was $12,678,000 compared to $11,315,000 for the six months ended June 30, 2003. Resulting margin increases are attributable to product mix, reduced sales discounts driven by lower average age of homes sold, and increased supplier rebates due to increased volume. Selling and marketing expenses increased $1,366,000 from the 2003 period primarily as a result of increased commissions associated with increased volume of home sales, increased marketing costs for newly constructed subdivisions within existing communities, and increased staff levels.

We reported income from the home sales business of $1,708,000 for the six months ended June 30, 2004 as compared to income of $1,032,000 for the six months ended June 30, 2003.

General and Administrative Expenses

During the six months ended June 30, 2004 and 2003, general and administrative expenses were $1,815,000 and $1,279,000 respectively. The increase of $536,000 is as a result of:

•	$330,000 increase in the amortization of deferred compensation relating to restricted stock awards,

•	$96,000 increase in regulatory compliance costs and public company reporting,

•	$48,000 increase in dividends paid on non-vested restricted stock awards that are recorded as compensation expense,

•	$19,000 increase in salaries, wages and benefits,

•	$27,000 increase in cost of umbrella liability insurance coverage,

•	$23,000 increase in professional fees, and a

•	$16,000 increase in stock exchange registration fees, all offset by

•	$16,000 decrease in travel expenses, and a

•	$7,000 decrease in other expenses.

Interest and Other Income

During the six months ended June 30, 2004 and 2003, interest and other income was $300,000 and $446,000 respectively. The decrease of $146,000 is a result of:

•	$227,000 decrease in income associated with forfeiture of Common Stock,

•	$58,000 decrease in interest income related to a reduction in the principal balance outstanding on an interest bearing note, and a

•	$3,000 decrease in interest income from bank accounts, offset by

•	$142,000 increase in interest income from our CMBS bonds.

Interest Expense

During the six months ended June 30, 2004 and 2003, interest expense was $2,752,000 and $2,655,000, respectively. The increase is primarily a result of new debt secured on existing owned properties, development expenditures made in advance of home sales, all offset by scheduled amortization of existing long term debt, an increase in the amount outstanding on the floor plan facility on home sales inventory, an decrease in the amounts outstanding on the company line of credit and lower interest rates on short-term debt.

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

We believe that our projection of the first year returns from the leases originated on expansion home sites provides the reader of our financial statements with a comparison of the profitability of the new leased sites to our current portfolio and to alternative investments in stabilized communities. Our calculation of estimated first year annualized profit on leases originated on expansion home sites is based upon a non-GAAP financial measure. We project the amount of variable property operating expenses we will incur as a result of the newly leased home sites. In order to project our variable operating expenses, we begin with operating expenses determined under GAAP and deduct those expenses we estimate will not increase with the addition of newly leased sites.

The most directly comparable financial measure that can be reconciled to GAAP is our historical return on investment in operational home sites, which is reconciled in Note 1 to our unaudited financial statements included herein. Our presentation of the estimated first year return on the expansion home sites cannot be directly reconciled to a comparable GAAP measure, principally because there will be leases that begin in the middle of the period and we estimate the incremental operating expenses associated with these leases. The estimated first year annualized return on investment in expansion home sites should not be considered in isolation from nor is it intended to represent an alternative measure of operating income or cash flow or any other measure of performance as determined in accordance with GAAP.

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

Our calculation of an estimated first year annualized return on investment of new home sales includes the following components:

(a)	We derive our estimated first year annualized profit on leases originated on expansion home sites by deducting estimated operating expenses from the contractual annual revenues from leases originated during the period. We estimate operating expenses using one half of the actual ratio of property operating expenses incurred to property revenue generated in the prior fiscal year. For example, if we originate a lease at a property where the ratio of operating expense to property revenues was 40% for the prior fiscal year, we apply a 20% expense ratio to project the additional expense associated with the newly leased home site for the first year. We believe that one half of the actual expenses is an appropriate estimate of the relationship between fixed and variable expenses of operating our communities.

(b)	The total development costs of the expansion sites leased are based upon the sum of land, construction costs, and other capitalized costs, including interest expense, as allocated to the individual home sites based upon the leased value of each home site.

(c)	We determine the home sales profit or loss that is attributable to sale of homes situated on expansion home sites by deducting from the reported home sales operating income the gross margin and commissions attributable to the (i) sale of new homes on existing leased sites, (ii) the sale of used homes, and (iii) brokerage of home sale transactions between third parties. We make no allocation of sales overhead to the transactions identified above.

Comparison of the three months ended June 30, 2004 and 2003

The leases facilitated by the home sales business during the three months ended June 30, 2004 and 2003 are estimated to provide a first year return on investment of 10.0% and 10.6%, respectively. These returns are shown on the following page and are based upon unaudited pro forma information. This compares to our realized returns from earning sites of 8.0% for the year ended December 31, 2003. The decrease in return on expansion home sites is driven primarily by (i) increases in the per site cost of development as a result of larger lots to accommodate larger homes, (ii) increased lease incentives given in 2004 over 2003, and (iii) increases in the per site cost of development as a result of additional amenities, offset partially by increased profitability of our home sales business resulting from more home sales over which the fixed home sales costs are allocated. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our estimated first year return on investment in expansion home sites for the three months ended June 30, 2004 and 2003 is shown on the following page (in thousands, except expansion sites leased):

		Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Expansion sites leased during the year		94	87

Estimated first year annualized profit on leases originated during the year	A	$337	$294

Costs, including development costs of sites leased		$4,153	$3,407
Home sales income (loss) attributable to sites leased		785	636

Total costs incurred to originate ground leases	B	$3,368	$2,771

Estimated first year annualized return on investment for leases originated during the year	A/B	10.0%	10.6%

For the three months ended June 30, 2004 and 2003, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003
Reported income (loss) from sales operations	$890	$693
Used home sales and brokerage business income	(105)	(57)

Adjusted income (loss) for pro forma analysis	$785	$636

We exclude the profits from our used home sales and brokerage business from our pro forma calculation of return on investment in expansion home sites. The profits from these activities represent profits that are not directly related to our expansion activities.

Comparison of the six months ended June 30, 2004 and 2003

The leases facilitated by the home sales business during the six months ended June 30, 2004 and 2003 are estimated to provide a first year return on investment of 9.7% and 10.9%, respectively. These returns are shown on the following page and are based upon unaudited pro forma information. This compares to our realized returns from earning sites of 8.0% for the year ended December 31, 2003. The decrease in return on expansion home sites is driven primarily by (i) increases in the per site cost of development as a result of larger lots to accommodate larger homes, (ii) increased lease incentives given in 2004 over 2003, and (iii) increases in the per site cost of development as a result of additional amenities, offset partially by increased profitability of our home sales business resulting from more home sales over which the fixed home sales costs are allocated. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our estimated first year return on investment in expansion home sites for the six months ended June 30, 2004 and 2003 is shown on the following page (in thousands, except expansion sites leased):

		Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Expansion sites leased during the year		184	177

Estimated first year annualized profit on leases originated during the year	A	$675	$571

Costs, including development costs of sites leased		$8,501	$6,169
Home sales income (loss) attributable to sites leased		1,518	914

Total costs incurred to originate ground leases	B	$6,983	$5,255

Estimated first year annualized return on investment for leases originated during the year	A/B	9.7%	10.9%

For the six months ended June 30, 2004 and 2003, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Reported income (loss) from sales operations	$1,708	$1,032
Used home sales and brokerage business income	(190)	(118)

Adjusted income (loss) for pro forma analysis	$1,518	$914

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had cash and cash equivalents of $1,207,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of and additional investments in properties, and payments of dividends to stockholders and OP unit holders. The Company expects to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. In the event that there is an economic downturn and the cash provided by operating activities is reduced or, if access to short term borrowing sources becomes restricted, the Company may be required to reduce or eliminate expenditures for the continued development of its communities and/or reduce its dividend.

On July 31, 2003, the Company closed a revolving line of credit with a new lender for a total commitment of $16,000,000. The line of credit is secured by real property and improvements located in St. Lucie County, Florida and Maricopa County, Arizona. The loan bears interest at a rate equal to thirty-day LIBOR plus 200 basis points. This interest-only note matures in July 2005. The availability of funds to the Company under the line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder. The terms of our line of credit require that we maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to current annual debt service obligations (as defined by the lender) of not less than 1.25 to 1.0. For the three months ended June 30, 2004, the debt service coverage ratio was 1.62 to 1.0 as defined by our lender. Based upon the application of these covenants as of June 30, 2004, the entire undrawn amount was available to the Company.

The Company has a floor plan line of credit with a floor plan lender providing a credit facility of $20,000,000 with a variable interest rate indexed to the prime rate and spreads varying from 1.5% to 4.5%, depending on the manufacturer and age of the inventory. The facility has a minimum interest rate of 5.5% based upon a minimum prime rate of 4.0%. Individual advances mature as early as 360 days or have no stated maturity, based upon the manufacturer. Amounts outstanding are non-recourse to the Company for the period of time the financed home is subject to a repurchase agreement with the manufacturer of the home. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $10,222,000. At June 30, 2004, $10,762,000 was outstanding, of which $10,762,000 was non-recourse to the Company and $0 was recourse to the Company and approximately $9,238,000 was available under the floor plan credit facility.

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

Operating Activities

Our net cash provided by operating activities was $6.0 million during the six months ended June 30, 2004 compared to $4.3 million during the same period in 2003. The $1.7 million increase was primarily the result of:

•	$1.5 million increase in earnings before depreciation, amortization, minority interest, and loss on sale of real estate,

•	$0.6 million decrease in cash used by operating assets and liabilities as a result of increased business volumes and decreases in accounts payable in 2003 period that did not recur in 2004, and a

•	$0.2 million decrease related to income from the recovery of Common Stock escrowed to secure management contracts in the 2003 period that did not occur in 2004, offset by a

•	$0.6 million increase in inventory for our home sales business.

Investing Activities

During the six months ended June 30, 2004, the net cash used in investing activities was $13.4 million, compared with $5.5 million during the same period in 2003. The $7.9 million increase in cash used for investing activities is primarily due to:

•	$5.2 million increase in expenditures for capital replacements, development and improvements in the 2004 period as compared to the 2003 period, primarily related to the continued and accelerated development of unleased sites,

•	$1.3 million decrease in cash proceeds from sale of real estate assets in the 2003,

•	$0.6 million increase in purchase of real estate,

•	$0.3 million decrease on collections on CMBS bonds,

•	$0.3 million decrease on collection of notes receivable,

•	$0.1 million increase on advances of notes receivable, and a

•	$0.1 million decrease in cash paid for capitalized interest.

Financing Activities

Net cash provided by financing activities was $6.5 million for the six months ended June 30, 2004 compared with net cash provided during the same period in 2003 of $ 0.9 million.

The $5.6 million increase in cash provided by financing activities is primarily related to:

•	$18.4 million increase in proceeds from short-term financing,

•	$0.4 million increase in proceeds from the exercise of stock options and proceeds from the dividend reinvestment program,

•	$0.2 million decrease in payment of loan costs, all offset by

•	$12.9 million decrease in proceeds from secured long-term financing,

•	$0.2 million decrease in proceeds from OP Unit distribution reinvestment program,

•	$0.1 million increase in principal payments made on secured long-term note payable,

•	$0.1 million decrease in proceeds from collections of escrow funds, and a

•	$0.1 million increase in payment of common stock dividends.

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

We have $76.3 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $17.1 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed. We have repricing and refunding risks as to the unpaid balance on these notes of $14.5 million due at maturity between 2007 and 2011.

We have $11.5 million of interest only, non-recourse, secured long-term notes payable. These are variable rate loans at 30 day LIBOR plus 3%, with a floor of 6.5% and a ceiling of 10%. As of June 30, 2004 30 day LIBOR was 1.1%. If the lender’s LIBOR rate was greater than 3.5% and LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $115,000 due to an increase in interest expense based on the outstanding balance at June 30, 2004. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have an additional $15.0 million of interest only, non-recourse, secured long-term notes payable on terms different from those set fourth in the preceding paragraph. These are variable rate loans at 90 day LIBOR plus 2.5%. If LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $150,000 due to an increase in interest expense based on the outstanding balance at June 30, 2004. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have a recourse, secured floor plan facility that bears interest at the lender’s prime rate plus amounts ranging from 1.5% to 4.5% based upon the manufacturer and age of the inventory. If the lender’s prime rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $107,000 due to an increase in interest expense on this line of credit, based on the approximately $10.7 million outstanding balance at June 30, 2004. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

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

PART II

OTHER INFORMATION

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company’s stockholders was held on May 27, 2004. At the meeting, the following matters were approved by stockholders:

1.	Election of Terry Considine and Bruce D. Benson as Class II Directors

	For	Withhold
Terry Considine	6,325,033	535,652
Bruce D. Benson	6,807,740	52,945

2.	Ratify the selection of Ernst & Young LLP to serve as independent auditors for the Company for the fiscal year ending December 31, 2004.

For	Against	Abstain
6,795,510	47,940	17,234

3.	Authorization of the granting of high performance stock awards pursuant to the 1998 Stock Incentive Plan.

For	Against	Abstain
3,375,001	1,024,647	58,722

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits:

Exhibit No.	Description

2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of June 2, 2000, by and between the Registrant and Commercial Assets, Inc. (incorporated herein by reference to Annex A to the Registrant’s Joint Proxy Statement/Prospectus, dated June 13, 2000, Commission File No. 1-9360, filed on June 13, 2000).

3.1	Second Amended and Restated Certificate of Incorporation of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Annual Report on Form 10-K of the Registrant for the year ended December 31, 2000, Commission File No. 1-9360, filed on April 2, 2001).

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

The following Current Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q:

On May 4, 2004, the registrant filed a Current Report on Form 8-K, furnishing under Items 9 and 12 a press release and supplemental financial data for the first quarter of 2004.

On June 9, 2004, the registrant filed a Current Report on Form 8-K, furnishing under Item 9 a presentation by the registrant entitled “NAREIT Institutional Investor Conference June 2004.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LAND LEASE INC. (Registrant)

Date: August 6, 2004	By	/s/ SHANNON E. SMITH
Shannon E. Smith Chief Financial Officer