Form 10-Q
period 2004-09-30
AMERICAN LAND LEASE INC
filed 2004-11-09
CIK 804138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 19, 2004, approximately 7,349,000 shares of common stock were outstanding.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

(i)

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Real estate, net of accumulated depreciation of $22,116 and $20,112, respectively, including real estate under development of $47,662 and $41,413, respectively	$242,856	$226,078
Cash and cash equivalents	987	2,064
Inventory	14,987	10,403
Other assets, net	10,425	8,162
Assets held for sale	—	389

Total Assets	$269,255	$247,096

LIABILITIES
Secured long-term notes payable	$128,130	$119,194
Secured short-term financing	18,622	10,659
Accounts payable and accrued liabilities	9,523	8,423
Liabilities related to assets held for sale	8	5

	$156,283	$138,281

MINORITY INTEREST IN OPERATING PARTNERSHIP	$14,552	$14,014

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share; 12,000 shares authorized; and 9,075 shares issued; and 7,349 shares outstanding (excluding treasury stock), respectively	$91	$88
Additional paid-in capital	286,611	282,818
Notes receivable from officers re common stock purchases	(766)	(799)
Deferred compensation re restricted stock	(2,472)	(1,354)
Dividends in excess of accumulated earnings	(158,432)	(159,340)
Treasury stock, 1,726 and 1,726 shares at cost, respectively	(26,612)	(26,612)

	98,420	94,801

Total Liabilities and Stockholders’ Equity	$269,255	$247,096

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
RENTAL PROPERTY OPERATIONS
Rental and other property revenues	$7,146	$6,360	$21,115	$18,962
Golf course operating revenues	114	120	693	631

Total property operating revenues	7,260	6,480	21,808	19,593
Property operating expenses	(2,463)	(2,278)	(7,395)	(6,843)
Golf course operating expenses	(283)	(293)	(896)	(915)

Total property operating expenses	(2,746)	(2,571)	(8,291)	(7,758)
Depreciation	(746)	(658)	(2,188)	(1,960)

Income from rental property operations	3,768	3,251	11,329	9,875

SALES OPERATIONS
Home sales revenue	8,495	12,354	27,489	28,016
Cost of home sales	(5,843)	(8,920)	(18,521)	(20,235)

Gross profit on home sales	2,652	3,434	8,968	7,781
Commissions earned on brokered sales	115	151	527	394
Commissions paid on brokered sales	(64)	(74)	(286)	(200)

Gross profit on brokered sales	51	77	241	194

Selling and marketing expenses	(2,236)	(2,071)	(7,034)	(5,504)

Income from sales operations	467	1,440	2,175	2,471
General and administrative expenses	(959)	(687)	(2,774)	(1,966)
Interest and other income	51	47	349	490
Gain on sale of real estate	—	971	—	971
Interest expense	(1,426)	(1,326)	(4,143)	(3,945)
Equity in income of unconsolidated real estate partnerships	—	—	—	37

Income before minority interest in Operating Partnership	1,901	3,696	6,936	7,933
Minority interest in Operating Partnership	(223)	(443)	(831)	(951)

Income from continuing operations	1,678	3,253	6,105	6,982

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of minority interest	26	(114)	59	(141)

Net Income	$1,704	$3,139	$6,164	$6,841

Basic earnings from continuing operations	$0.24	$0.47	$0.87	$1.02
Basic (loss) earnings from discontinued operations	(0.00)	(0.01)	.01	(0.02)

Basic earnings per share	$0.24	$0.47	$0.88	$1.00

Diluted earnings from continuing operations	$0.23	$0.46	$0.84	$0.99
Diluted (loss) earnings from discontinued operations	(0.00)	(0.02)	0.01	(0.02)

Diluted earnings per share	$0.23	$0.44	$0.85	$0.97

Weighted average common shares outstanding	7,050	6,890	7,013	6,873

Weighted average common shares and common share equivalents outstanding	7,297	7,131	7,286	7,059

Dividends paid per share	$0.25	$0.25	$0.75	$0.75

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,164	$6,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,849	2,455
Revenue recognized related to acquired lease obligations	(60)	—
Amortization of deferred compensation and expense of stock options	902	402
Minority interest in Operating Partnership	831	951
Minority interest attributable to discontinued operations	8	(24)
(Gain) loss on sale of discontinued operations	(43)	98
Gain on sale of interest in joint ventures	—	(971)
Impairment loss on real estate assets	—	151
Equity in income of unconsolidated real estate partnerships	—	(37)
Recovery of common stock escrowed to secure management contracts	—	(227)
(Increase) decrease in inventory	(4,584)	(234)
Net (increase) decrease in operating assets and liabilities	(1,177)	1,791

Net cash provided by operating activities	4,890	11,196

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	2,320	1,392
Purchase of real estate	(615)	—
Capital replacements and enhancements	(738)	(653)
Additions to real estate, including development	(16,253)	(9,244)
Capitalized interest	(2,755)	(2,474)
Notes receivable advances	(198)	(36)
Collection of preferred minority interest in real estate partnerships	400	—
Proceeds from notes receivable	13	743
Principal collection and indemnifications on CMBS bonds	—	267
Distributions received from investments in unconsolidated real estate partnerships	—	2,728

Net cash used by investing activities	(17,826)	(7,277)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (principal payments on) secured short-term financing	7,963	(10,197)
Proceeds from secured long-term notes payable	12,000	16,015
Principal payments on secured long-term notes payable for property sold	(869)	—
Principal payments on secured long-term notes payable	(2,195)	(1,980)
Payment of loan costs	(330)	(685)
Payment to escrow funds	(637)	(633)
Collections of escrowed funds	168	364
Payment of costs associated with equity issuance	(148)	—
Collections of notes receivable on common stock purchases	33	34
Proceeds from stock options exercised	1,309	79
Proceeds from dividends reinvestment program	469	454
Proceeds from OP unit distribution reinvestment program	69	334
Payment of common stock dividends	(5,256)	(5,152)
Payment of distributions to minority interest in Operating Partnership	(717)	(698)

Net cash provided by financing activities	11,859	(2,065)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,077)	1,854
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,064	1,223

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$987	$3,077

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

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

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock. After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of Common Stock in lieu of cash. At September 30, 2004, the Operating Partnership had approximately 961,000 OP Units outstanding, excluding those owned by ANL, and ANL owned 88% of the Operating Partnership. As of September 30, 2004, based on total home sites, 75% of the Company’s portfolio of residential land lease communities is located in Florida, 24% in Arizona and 1% in New Jersey.

B. Presentation of Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Depreciation of personal property is reported in property operating expenses, golf operating expenses, selling and marketing expenses, or general and administrative expenses, based upon the use of the associated asset. Depreciation expense relating to personal property totaled approximately $150,000 and $34,000 for the three months ended September 30, 2004 and 2003, and $325,000 and $128,000 for the nine months ended September 30, 2004 and 2003, respectively.

Development and Other Capital Expenditure Activities

Significant renovations and improvements that improve or extend the useful life of an asset are capitalized and depreciated over the remaining life. In addition, the Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the development of additional home sites within its manufactured home communities. Maintenance, repairs and minor improvements are expensed as incurred. Interest incurred relating to the development of communities is capitalized during the active development period. The Company’s strategy is to master plan, develop, and build substantially all of the home sites in its communities. Accordingly, substantially all projects, excluding finished lots where the home is available for occupancy, are undergoing active development. For the three months ended September 30, 2004 and 2003, capitalized interest was approximately $954,000 and $810,000, respectively, and for the nine months ended September 30, 2004 and 2003, capitalized interest was approximately $2,755,000 and $2,474,000, respectively.

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

Inventory

The Company maintains an inventory of manufactured homes situated within its residential land lease communities. Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required that could have a significant impact on the Company’s results of operations and cash flows. As of September 30, 2004, $953,000 of our total inventory investment of $14,987,000 was older than one year. For the three and nine months ended September 30, 2004 and 2003, we recorded a charge of approximately $107,000 and $202,000, and $191,000 and $438,000, respectively, to write carrying amounts down to market value.

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

The Company’s non-agency mortgage backed securities (“MBS”) bonds and commercial mortgage backed securities (“CMBS”) bonds were acquired at a significant discount to par value. The amortized cost of the non-agency MBS and CMBS bonds was equal to the outstanding principal amount net of unamortized discount and allowances for credit losses. Earnings from non-agency MBS and CMBS bonds are recognized based upon the relationship of cash flows received during the period and estimates of future cash flows to be received over the life of the bonds. During the three and nine month period ended September 30, 2004, the Company received cash distributions from the CMBS bonds equal to $0 and $245,000, respectively. These cash flows were in excess of the Company’s estimate of future cash flows at December 31, 2003. This effect of this change increased net income (after minority interest in the Operating Partnership) for the three and nine months ended September 30, 2004, by $0, and $183,000, respectively, or $0.00 and $0.03, respectively, per basic and diluted share.

The Company classifies its non-agency MBS and CMBS bonds as available-for-sale, carried at fair value in the financial statements. The Company generally estimates fair value of the non-agency MBS and CMBS bonds based on the present value of future expected cash flows of the bonds. The fair value of the non-agency MBS and CMBS bonds, based on the underlying assets that secure the bonds, are estimated using our best estimate of the future cash flows, capitalization rates and discount rates commensurate with the risks involved. The carrying amount of the MBS and CMBS assets both at September 30, 2004 and 2003 was $0.

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

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. For the three and nine month periods ended September 30, 2004 and 2003, advertising expenses were $789,000 and $1,959,000, and $305,000 and $884,000, respectively.

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

At September 30, 2004, the Company’s net operating loss (“NOL”) carryover was approximately $64,564,000 for the parent REIT entity and $2,059,000 for the Company’s taxable subsidiaries that are consolidated for financial reporting, but not for federal income tax purposes. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of the Company’s REIT taxable income, and as a result, to reduce the amount that the Company is required to distribute to stockholders to maintain its status as a REIT. It does not, however, affect the tax treatment to shareholders of any distributions that the Company does make. The REIT’s and the taxable subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2022, respectively.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of Common Stock outstanding during each year. Diluted earnings per share for the three and nine months ended September 30, 2004 and 2003 reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 247,000 and 241,000 and 274,000 and 186,000 shares respectively, without regard to vesting restrictions on options issued. Vested and unvested stock options together with shares issued for non-recourse notes receivable and unvested restricted stock totaling 16,000 and 63,000 and 3,000 and 124,000 shares for the three and nine months ended September 30, 2004 and 2003, respectively, have been excluded from diluted earnings per share as their effect would be anti-dilutive.

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income, as reported	$1,704	$3,139	$6,164	$6,841
Add: Stock-based employee compensation expense included in reported net income
Restricted stock awards	363	179	1,061	514
Stock options	9	2	12	5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards
Restricted stock awards	(363)	(179)	(1,061)	(514)
Stock options	(14)	(12)	(21)	(35)
Add: Minority interest in Operating Partnership	2	1	3	4

Pro-forma net income	$1,701	$3,130	$6,158	$6,815

Basic earnings per common share:
Reported	$0.24	$0.46	$0.88	$1.00
Pro forma	$0.24	$0.45	$0.88	$0.99
Diluted earnings per common share:
Reported	$0.23	$0.44	$0.85	$0.97
Pro Forma	$0.23	$0.44	$0.85	$0.97

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

D. Real Estate

Real estate at September 30, 2004 and December 31, 2003 is as follows (in thousands):

	September 30, 2004	December 31, 2003
Land	$48,471	$48,825
Land improvements and buildings	216,501	197,365

	264,972	246,190
Less accumulated depreciation	(22,116)	(20,112)

Real estate, net	$242,856	$226,078

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

During the three months ended September 30, 2004, and 2003, the Company sold fourteen and one home sites respectively, for total consideration of approximately $339,000 and $32,000, respectively, to third parties. During the nine months ended September 30, 2004, and 2003, the Company sold seventeen and eleven home sites, respectively, for total consideration of approximately $415,000 and $339,000, respectively, to third parties. The Company recognized a gain on sale of approximately $20,000 for the three and nine months ended September 30, 2004.

During the three months ended September 30, 2004, the Company sold a ministorage property in Arizona to a third party for an aggregate sales price of approximately $2,050,000. The Company recognized a gain on the sale of approximately $23,000.

E. Home Sales Business

The Company, through a taxable subsidiary corporation, owns an inventory of homes situated on developed vacant sites within our portfolio of residential land lease communities. In addition, the Company owns undeveloped land that is contiguous to existing occupied communities. The Company’s home sales business seeks to facilitate the conversion of this inventory of unleased land into leased sites with long-term cash flows. The Company’s home sales business closed sales of 77 and 125 new homes for the three months ended September 30, 2004 and 2003, respectively, a decrease of 38.4% over the prior year’s period, and 271 and 311 new homes for the nine months ended September 30, 2004 and 2003, respectively, a decrease of 12.9%.

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

The following is a summary of the components of income (loss) from discontinued operations for the three months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		NineMonths Ended September 30,
	2004	2003	2004	2003
Discontinued Property Operations:

Rental and other property revenues	$27	$83	$191	$285
Property operating expenses	(38)	(57)	(158)	(186)
Depreciation	(1)	(5)	(9)	(15)

Income from discontinued operations before loss on disposition of discontinued operations	(12)	21	24	84
Gain (loss) on disposition of discontinued operations	43	—	43	(98)
Impairment of real estate asset	—	(151)	—	(151)

Income from discontinued operations before minority interest	31	(130)	67	(165)

Minority interest attributed to discontinued operations	(6)	16	(8)	24

(Loss) Income from discontinued operations, net of minority interest	$25	$(114)	$59	$(141)

G. Secured Long-Term Notes Payable

The following table summarizes the Company’s secured long-term notes payable (in thousands):

	September 30, 2004	December 31, 2003
Fixed rate, ranging from 6.5% to 8.2%, fully amortizing, non-recourse notes maturing at various dates from 2018 through 2020	$67,329	$77,620
Fixed rate, ranging from 5.7% to 7.8%, partially amortizing, non-recourse notes maturing at various dates from 2007 through 2014	35,173	17,199
Variable rate, at LIBOR plus 300 basis points with a 6.5% floor (5.5% floor effective July 1, 2004), non-recourse notes maturing in 2005 and 2007	10,613	9,360
Variable rate, at LIBOR plus 250 basis points, non-amortizing, non-recourse notes maturing in 2013	15,015	15,015

	$128,130	$119,194

On August 24, 2004, the Company closed a non-recourse loan secured by a property in Florida totaling $9,868,000. The loan bears interest at a rate of 5.96% and matures in July 2014.

H. Secured Short-Term Financing

The Company has a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at the thirty-day London Interbank Offered Rate (“LIBOR”) plus 200 basis points (3.6% at September 30, 2004). The line of credit is secured by real property and improvements located in St. Lucie and Pasco County, Florida and Maricopa County, Arizona with a net book value of $22,405,000. The revolving line of credit matures in July 2005. At September 30, 2004, $5,715,000 was outstanding and $10,285,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder. The financial covenants of the line of credit requires the Company to maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to current annual debt service obligations (as defined by the lender) of not less than 1.25 to 1.0, to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of 2.0 to 1.0, among others. Based upon the application of these covenants as of September 30, 2004, $3,465,000 was available to the Company. The Company was in compliance with all financial covenant requirements at September 30, 2004.

The Company has a floor plan line of credit with a floor plan lender providing a credit facility of $20,000,000 with a variable interest rate linked to the prime rate and spreads varying from 1.5% to 4.5%, depending on the manufacturer and age of the inventory. The facility has a minimum interest rate of 5.5% based upon a minimum prime interest rate of 4.0%. Individual advances mature as early as 360 days or have no stated maturity, based upon the manufacturer. Amounts outstanding are nonrecourse to the Company for the period of time the financed home is subject to a repurchase agreement with the manufacturer of the home. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $13,030,000. At September 30, 2004, $12,907,000 was outstanding, of which $12,782,000 was non-recourse to the Company and $125,000 was recourse to the Company, and $7,093,000 was available under the floor plan credit facility.

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

The Company entered into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of residential land lease communities. Certain of these contracts contain cancellation provisions at the option of the Company. The unpaid balance of these contracts remaining at September 30, 2004 is approximately $4,767,000.

As of September 30, 2004, the Company’s outstanding purchase obligations with manufacturers of homes to be constructed in the Company’s communities totaled $6,625,000.

In connection with the acquisition of a residential land lease community, the Company entered into an earn-out agreement with respect to 142 unoccupied home sites on October 27, 1997. The Company advances an additional $16,500 pursuant to the earn-out agreement for each newly occupied home site either in the form of cash or equivalent OP Units, as determined by the seller. The Company paid $50,000 and $66,000 for the three months and $248,000 and $248,000 for the nine months ended September 30, 2004 and 2003, respectively, in cash and OP Units for newly occupied home sites that was recorded as real estate. At September 30, 2004, there were 34 unoccupied home sites subject to the earnout.

J. Operating Segments

The Company has two reportable segments: rental property (ownership of land leases, land development, investment acquisition and disposition) and home sales (sale of homes, both new and used, to be sited on land owned by the Company). The rental property segment consists of residential land lease communities that generate rental and other property related income through the leasing of land to residents that are unrelated to the Company. The home sales segment sells manufactured homes to customers that are unrelated to the Company. The homes sold by the home sales segment are situated on land within the Company’s portfolio of rental property. The customers of the home sales business become residents of the Company’s rental property segment coincident with the sale of a home, at which time the customer enters into a lease with the rental property segment. No revenues are generated from transactions with other segments and no single resident or customer contributed 10% or more of total revenues during the three and nine months ended September 30, 2004 and 2003.

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

SFAS No. 131,”Disclosure about Segments of an Enterprise and Related Information,” requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of its executive senior management team who use several generally accepted industry financial measures to assess the performance of the business. Specifically, the Company’s chief operating decision makers assess and measure segment operating activities based on contribution margins from each segment.

The revenues, profit (loss), and assets for each of the reportable segments are summarized in the following tables for the three and nine month periods ending September 30, 2004 and September 30, 2003 (in thousands):

	Three months ended September 30, 2004
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$7,260	$8,495	$—	$15,755

Contribution margin	3,768	467	—	4,235

General and administrative expenses	(441)	(515)	(3)	(959)
Interest expense	—	—	(1,426)	(1,426)
Interest and other income	—	—	51	51
Income from discontinued operations	26	—	—	26
Minority interest in earnings			(223)	(223)

Net income (loss)	$3,353	$(48)	$(1,601)	$1,704

Assets	$249,743	$18,908	$604	$269,255

Capital Additions to:
Real Estate	$7,078	$—	$—	$7,078
Other Assets	217	83	35	335

Total	$7,295	$83	$35	$7,413

	Nine months ended September 30, 2004
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$21,808	$27,489	$—	$49,297

Contribution margin	11,329	2,175	—	13,504

General and administrative expenses	(1,221)	(1,534)	(19)	(2,774)
Interest expense	—	—	(4,143)	(4,143)
Interest and other income	—	—	349	349
Income from discontinued operations	59	—	—	59
Minority interest in earnings	—	—	(831)	(831)

Net income (loss)	$10,167	$641	$(4,644)	$6,164

Assets	$249,743	$18,908	$604	$269,255

Capital Additions to:
Real Estate	$20,734	$—	$—	$20,734
Other Assets	373	343	43	759

Total	$21,107	$343	$43	$21,493

	Three months ended September 30, 2003
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$6,480	$12,354	$—	$18,834

Contribution margin	3,251	1,440	—	4,691

General and administrative expenses	(233)	(452)	(2)	(687)
Interest expense	—	—	(1,326)	(1,326)
Interest and other income	—	—	47	47
Gain on sale of interest in real estate partnership	971			971
Income from discontinued operations	(114)	—	—	(114)
Minority interest in earnings	—	—	(443)	(443)

Net income (loss)	$3,875	$988	$(1,724)	$3,139

Assets	$221,689	$15,200	$1,737	$238,626

Capital Additions to:
Real Estate	$4,980	$—	$—	$4,980
Other Assets	201	37	5	243

Total	$5,181	$37	$5	$5,223

	Nine months ended September 30, 2003
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$19,593	$28,016	$—	$47,609

Contribution margin	9,875	2,471	—	12,346

General and administrative expenses	(798)	(1,148)	(20)	(1,966)
Interest expense			(3,945)	(3,945)
Interest and other income			490	490
Equity in earnings of unconsolidated real estate partnerships	37			37
Income from discontinued operations	(141)			(141)
Gain on sale of interest in real estate partnerships	971			971
Minority interest in earnings			(951)	(951)

Net income (loss)	$9,944	$1,323	$(4,426)	$6,841

Assets	$221,689	$15,200	$1,737	$238,626

Capital Additions to:
Real Estate	$12,437	$—	$—	12,437
Other Assets	302	171	5	478

Total	$12,739	$171	$5	$12,915

K. Fair Value of Financial Instruments

The aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt as of September 30, 2004 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of our variable rate secured long-term debt approximates its carrying value.

For the Company’s fixed rate secured long-term debt, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the calculated estimates of fair value cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of the Company’s secured long-term notes payable was $134,124,000 and $127,731,000 at September 30, 2004 and December 31, 2003, respectively, as compared to the carrying value of $128,130,000 and $119,194,000 at September 30, 2004 and December 31, 2003, respectively.

L. Common Stock and Dividends

Officer Stock Loans

In previous years, the Company had provided loans to some of its executive officers in an amount equal to the total cash required to purchase Common Stock at the then prevailing market prices. These loans have a 10-year maturity, are 25% recourse to the executive officers, bear interest at 7.5% and are secured by the stock acquired with the proceeds from the loan. As of September 30, 2004, the total balance outstanding on loans made to officers secured by Common Stock was approximately $766,000 and principal payments made on these obligations were $10,000 and $18,000 and $34,000 and $34,000 for the three and nine months ended September 30, 2004 and 2003, respectively, and the loans are current with respect to principal and interest. The loans are reported as an offset to equity on the balance sheet. In compliance with current regulations, the Company has not made loans to executive officers since January 1, 2001.

Restricted Stock

The Company issued 103,209 shares of restricted stock to members of management during the nine months ended September 30, 2004. The restricted stock was issued at the fair value of the Common Stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to a risk of forfeiture within the vesting period. Vesting periods of the restricted stock issued range from one to four years. The fair value of the restricted stock is amortized to compensation expense over the vesting period.

Changes in unamortized deferred compensation re restricted stock for the nine months ended September 30, 2004 and 2003, respectively are as follows (in thousands):

	September 30, 2004	September 30, 2003
Beginning unamortized value as of January 1	$1,354	$396
Fair value of restricted stock issued	2,052	1,524
Forfeiture of restricted shares	(27)	(32)
Amortization of fair value	(907)	(401)

Ending unamortized value as of September 30	$2,472	$1,487

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

In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock are charged to compensation expense in the period paid. The total compensation expense charged to income related to restricted share awards was $363,000 and $179,000 for the three months ended September 30, 2004 and 2003, respectively, and $1,061,000 and $514,000 for the nine months ended September 30, 2004 and 2003, respectively. The compensation expense charged to income related to the HPS awards was $196,000 and $59,000 for the three months ended September 30, 2004 and 2003, respectively, and $587,000 and $177,000 for the nine months ended September 30, 2004 and 2003, respectively.

Dividends

The Company’s dividend is set quarterly by the Company’s Board of Directors and is subject to change or elimination at any time. The Company paid quarterly dividends on Common Stock of $0.25 per share, totaling $1,771,000 and $1,715,000 for the three months ended September 30, 2004 and 2003, and $5,257,000 and $5,152,000 for the nine months ended September 30, 2003, respectively.

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

N. Recent Accounting Developments

In November 2002, FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements of Guarantees, Including Indirect Guarantees of Indebtedness of Others.” (“FIN 45”) will significantly change current practice in the accounting for, and disclosure of, guarantees. Guarantees meeting the characteristics described in FIN 45, which are not included in the long list of exceptions, are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees, even if the likelihood of the guarantor’s having to make payments under the guarantee is remote. FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45’s initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The guarantor’s previous accounting for guarantees issued prior to the date of FIN 45’s initial application should not be revised or restated to reflect its provisions. The adoption of FIN 45 did not have a material impact on its financial position or results of operations.

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

O. Subsequent Events

The Company’s dividend is set quarterly and is subject to change or elimination at any time. On October 27, 2004, the Board of Directors declared a quarterly cash dividend of $0.25 per share of Common Stock for the quarter ended September 30, 2004, payable on November 24, 2004 to shareholders of record on November 10, 2004.

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

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers to inventory we own, inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results. On a quarterly basis, we review each home in inventory that is older than one year and evaluate our carrying amount versus recent offers, comparable sales, and our asking price in order to derive an estimate of its market value. In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales in the current period. As of September 30, 2004, $953,000 of our total inventory investment of $14,987,000 was older than one year. For the three months ended September 30, 2004 and 2003, we recorded a charge of approximately $107,000 and $191,000 and for the nine months ended September 30, 2004 and 2003, we recorded a charge of $202,000 and $438,000, respectively, to write carrying amounts down to market value.

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

Portfolio Summary

	Operational Home sites		Developed Home sites	Undeveloped Home sites	RV Sites	Total
As of December 31, 2003	6,579		979	1,437	129	9,124
Properties developed	—		264	(264)	—	—
New lots purchased	—		8	—	—	8
Lots sold	(17)		—	—	—	(17)
New leases originated	251		(251)	—	—	—
Adjust for site plan changes	2		(50)	48	—	—

As of September 30, 2004	6,815	(1)	950	1,221	129	9,115

(1)	As of September 30, 2004, 6,548 of these operational home sites were occupied.

Occupancy Roll Forward

	Occupied Home sites	Operational Home sites	Occupancy
As of December 31, 2003	6,349	6,578	96.5%
New home sales	271	251
Used home sales	19	—
Used homes acquired	(32)	—
Lots Sold	(13)	(17)
Homes constructed by others	2	—
Site plan changes	—	3
Homes removed from previously leased sites	(48)	—

As of September 30, 2004	6,548	6,815	96.1%

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

For the three and nine months ended September 30, 2004 and 2003, our FFO was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income	$1,704	$3,139	$6,164	$6,841
Minority interest in operating partnership	223	443	831	951
Real estate depreciation	746	658	2,188	1,960
Recovery of common stock escrowed to secure management contracts (1)	—	—	—	(227)
(Gain) on Sale of Real Estate	—	(971)	—	(971)
Discontinued operations:
Real estate depreciation, net of minority interest	1	5	9	15
Minority interest in operating partnership attributed to discontinued operations	6	(17)	8	(24)
Gain on sale of property	(43)	—	(43)	98
Depreciation from unconsolidated real estate partnerships	—	—	—	33

Funds From Operations (FFO)	$2,637	$3,257	$9,157	$8,676

Weighted average common shares and OP Units outstanding	8,256	8,059	8,241	7,990

(1)	The Company acquired certain third party management contracts in 1997 through the issuance of Common Stock. The terms of the purchase agreement provided that the Common Stock was issued under an escrow agreement that provided for a ratable release of the Common Stock based upon the continued existence of the third party management contracts. The property owner cancelled the management contracts effective January of 2003 and under the terms of the escrow agreement approximately 16,000 shares of Common Stock were returned to the Company. The Company’s basis in these third party contracts had been fully amortized to expense in prior years. The Company recorded the forfeiture of the Common Stock as increases to treasury stock and other income in the six months ended June 30, 2003. This element of net income has been excluded in arriving at FFO as the ratable amortization of the Company’s basis in the contracts was excluded in arriving at FFO in prior periods. The forfeiture of Common Stock associated with third party management contracts did not occur in the past two years and no additional Common Stock is subject to contractual escrow agreements at September 30, 2004.

For the nine months ended September 30, 2004 and 2003, net cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2004	2003
Cash provided by operating activities	$4,890	$11,196
Cash used in investing activities	(17,826)	(7,277)
Cash provided by financing activities	11,859	(2,065)

RESULTS OF OPERATIONS FOR THE

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

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

This business model presents a number of challenges and risks for the Company’s management. Several of these risks are:

•	The continued development of additional home sites is a capital-intensive activity that requires substantial investments to be made in advance of returns.

•	Older homes may depreciate or become obsolete.

•	Changes in the interest rate environment may have an adverse impact our new home sales customers’ ability to realize sufficient proceeds from the sale of their present home or finance a new purchase, therefore limiting their financial ability to acquire new homes in our communities.

•	The cost of developing additional home sites and communities may increase at a rate or to a level that may exceed the costs projected at the point of the initial investment by the Company.

•	Based upon the above and other factors, the rate of sale of new homes may be substantially slower than projected at the point of the initial investment by the Company, resulting in returns on investment materially different from original projections.

•	There are additional challenges that might occur as a result of the 2004 hurricane season:

•	Our resident’s homes may have damage that exceeds the insurance proceeds available under their homeowner’s policies, thereby limiting residents’ ability to restore their home to its pre-hurricane condition. In some instances, this may result in a temporary loss of occupancy. This occupancy loss may be insured under the Company’s business interruption policies.

•	The extent of claims made against properties in our asset class may have a material impact on the cost of insurance for both the Company and our residents, thereby increasing the Company’s operating costs at a rate in excess of rental rate increases and limiting our resident’s ability to reinvest in their homes at the same rate enjoyed before the hurricanes.

•	The severity and number of hurricanes that impacted Florida may result in a slowing rate of new customers to buy homes on our expansion sites, thereby reducing rate of absorption and lowering the Company’s return on investment.

•	The costs of hurricane clean up and repair may not be fully covered by insurance policies, resulting in higher than projected capital spending.

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

Rental Property Operations

Rental and other property revenues from our owned properties totaled $7,146,000 for the three months ended September 30, 2004 compared to $6,360,000 for the three months ended September 30, 2003, an increase of $786,000 or 12.4%. The increase of 12.4% is attributed to a 3.3% increase associated with sites leased during both periods, 7.1% to newly leased sites and 2.0% to rental revenue from properties not included in same store. The increase in property operating revenue was a result of:

•	$713,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$86,000 increase in the pass on of property tax allocations to tenants correlated with the decrease in certain property tax expenses, and a

•	$15,000 increase in other property income, all offset by a

•	$27,000 decrease in late fees, net of amounts written off as uncollectible, and a

•	$1,000 decrease in rents for recreational vehicle sites.

Golf course operating revenues totaled $114,000 for the three months ended September 30, 2004 compared to $120,000 for the three months ended September 30, 2003, a decrease of $6,000 or 5.0%. Golf revenues decreased at all three communities that have adjacent golf courses as a result of hurricanes in Florida which necessitated the closing of two of the three golf courses for storm related maintenance and the loss of rounds played at all three golf courses.

Property operating expenses from our owned properties totaled $2,463,000 for the three months ended September 30, 2004 compared to $2,278,000 for the same period in 2003, an increase of $185,000 or 8.1%. The increase in property operating expenses was a result of:

•	$91,000 increase in utilities expenses,

•	$54,000 increase in administrative expenses,

•	$36,000 increase in other property level expenses,

•	$49,000 increase in property taxes, and a

•	$29,000 increase in salaries, wages and benefits, all offset by a

•	$51,000 decrease in property operating overhead and an

•	$23,000 decrease in utility operations maintenance and repairs at company owned utility plants.

Golf course operating expenses totaled $283,000 for the three months ended September 30, 2004 compared to $293,000 for the three months ended September 30, 2003, a decrease of $10,000 or 3.4%.

Depreciation expense was $746,000 during the three months ended September 30, 2004 compared to $658,000 during the same period in 2003. The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites and a new community acquired during the fourth quarter 2003.

Same store property revenues for the three months ended September 30, 2004 increased by 10.6% from the three months ended September 30, 2003, consisting of an 3.3% increase from same site rental revenues, a 7.4% increase from absorption rental site revenues and a (0.1%) decrease from golf revenues. Expenses related to those revenues increased 9.2% over that same period consisting of a 4.8% increase in same site rental expenses, a 4.8% increase from absorption rental site expenses and (0.4%) of golf expenses. Same store property net operating income increased 11.3% for the three months ended September 30, 2004. Our same store base included 94% of our property operating revenues for the three months ended September 30, 2004.

The Company believes that same store information provides the user of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole”. A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the three months ended September 30, 2004 and 2003, determined in accordance with GAAP, is reflected in the table on the following page (in thousands):

		Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues		$6,198	$5,991	$207	3.5%	3.3%
Absorption rental revenues		545	88	457	519.3%	7.4%
Same site golf revenues		114	120	(5)	(5.0)%	(0.1)%

Same store revenues	A	6,857	6,199	659	10.6%	10.6%

Properties not included in same store		400	274	126	46.00%
Other income		3	7	(4)	(57.1)%

Total property revenues	C	7,260	6,480	780	12.0%

Same site rental expenses		1,866	1,767	99	5.6%	4.8%
Absorption rental expenses		99	—	99		4.8%
Same site golf expenses		283	293	(10)	(3.4)%	-0.4%

Same store expenses	B	2,248	2,060	188	9.1%	9.2%

Properties not included in same store		125	90	35	38.9%
Expenses related to offsite management [2]		373	421	(48)	(11.4)%

Total property operating expenses	D	2,746	2,571	175	6.8%

Same Store net operating income	A-B	4,609	4,139	470	11.3%

Total net operating income	C-D	4,514	3,909	605	15.5%

(1)	Contribution to Same Store % change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2003 period. For example, same site rental revenue increase of $207 as compared to the total same store revenues in 2003 of $6,199 is a 3.3% increase ($207 / $6,199 = 3.3%).
(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Operations

Revenues for the home sales business totaled $8,495,000 for the three months ended September 30, 2004 as compared to $12,354,000 for the three months ended September 30, 2003, which decrease we believe is attributed to a delay in home closings due to hurricanes. Units sold totaled 77 for the three months ended September 30, 2004 compared to 125 units for the three month period ended September 30, 2003, a decrease of 38.4%. The average selling price of new homes closed was $108,000 and $96,000, respectively for the three months ended September 30, 2004 and 2003, an increase of 12.5% over the prior year’s period. Total cost of sales for the three months ended September 30, 2004 was $5,843,000 compared to $8,920,000 for the three months ended September 30, 2003. Resulting margin increases are attributable to product mix, reduced sales discounts driven by lower average age of homes sold, and increased supplier rebates due to increased volume. Selling and marketing expenses increased $165,000 from the 2003 period primarily as a result of, increased marketing costs for newly constructed subdivisions within existing communities, and increased staff levels.

We reported income from the home sales business of $467,000 for the three months ended September 30, 2004 as compared to income of $1,440,000 for the three months ended September 30, 2003.

General and Administrative Expenses

During the three months ended September 30, 2004 and 2003, general and administrative expenses were $959,000 and $687,000 respectively. The increase of $272,000 is as a result of:

•	$180,000 increase in the amortization of deferred compensation relating to restricted stock awards,

•	$107,000 increase in regulatory compliance costs and public company reporting,

•	$19,000 increase in dividends paid on non-vested restricted stock awards that are recorded as compensation expense,

•	$14,000 increase in cost of umbrella liability insurance coverage, and a

•	$9,000 increase in other expenses, all offset by a

•	$25,000 decrease in salaries, wages and benefits,

•	$15,000 decrease in travel related expenses,

•	$11,000 decrease in transfer agent fees, and a

•	$6,000 decrease in other expenses.

Interest and Other Income

During the three months ended September 30, 2004 and 2003, interest and other income was $51,000 and $47,000 respectively. The decrease of $4,000 is a result of a decrease in income associated with interest income from notes receivable and a decrease in interest income from bank accounts.

Interest Expense

During the three months ended September 30, 2004 and 2003, interest expense was $1,426,000 and $1,326,000, respectively. The increase is primarily a result of new debt secured on existing owned properties, development expenditures made in advance of home sales and an increase in the amounts outstanding on the company line of credit, all offset by scheduled amortization of existing long term debt, a decrease in the interest rate on the floor plan facility on home sales inventory and lower interest rates on short-term debt.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

Rental Property Operations

Rental and other property revenues from our owned properties totaled $21,115,000 for the nine months ended September 30, 2004 compared to $18,962,000 for the nine months ended September 30, 2003, an increase of $2,153,000 or 11.3%. The increase of 11.3% is attributed to a 3.7% increase associated with sites leased during both periods, 5.8% to newly leased sites and 1.8% to rental revenue from properties not included in same store. The increase in property operating revenue was a result of:

•	$1,976,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$215,000 increase in the pass on of property tax allocations to tenants,

•	$33,000 increase in other property income, and a

•	$12,000 increase in rents for recreational vehicle sites, all offset by a

•	$83,000 decrease in late fees, net of amounts written off as uncollectible.

Golf course operating revenues totaled $693,000 for the nine months ended September 30, 2004 compared to $631,000 for the nine months ended September 30, 2003, an increase of $62,000 or 9.8%. Golf revenues increased at all three communities that have adjacent golf courses.

Property operating expenses from our owned properties totaled $7,395,000 for the nine months ended September 30, 2004 compared to $6,843,000 for the same period in 2003, an increase of $552,000 or 8.1%. The increase in property operating expenses was a result of:

•	$195,000 increase in utility costs,

•	$153,000 increase in salaries, wages and benefits,

•	$140,000 increase in property taxes,

•	$91,000 increase in administrative costs,

•	$64,000 increase in operating expense,

•	$17,000 increase in other property level expenses, all offset by a

•	$58,000 decrease in utility operations maintenance and repairs at company owned utility plants.

•	$50,000 decrease in property operating overhead.

Golf course operating expenses totaled $896,000 for the nine months ended September 30, 2004 compared to $915,000 for the nine months ended September 30, 2003 a decrease of $19,000 or 2.1%.

Depreciation expense was $2,188,000 during the nine months ended September 30, 2004 compared to $1,960,000 during the same period in 2003. The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites and a new community acquired during the fourth quarter 2003.

Same store property revenues for the nine months ended September 30, 2004 increased by 10.0% from the nine months ended September 30, 2003, consisting of a 3.7% increase from same site rental revenues, a 5.9% increase from absorption rental site revenues and 0.4% increase from golf revenues. Expenses related to those revenues increased 6.0% over that same period consisting of a 2.7% increase in same site rental expenses, a 3.6% increase from absorption rental site expenses and a decrease of 0.3% from golf expenses. Same store property net operating income increased 12.0% for the nine months ended September 30, 2004. Our same store base included 94% of our property operating revenues for the six months ended September 30, 2004.

The Company believes that same store information provides the user of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the nine months ended September 30, 2004 and 2003, determined in accordance with GAAP, is reflected in the table on the following page (in thousands):

		Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues		$18,523	$17,823	$700	3.9%	3.7%
Absorption rental revenues		1,366	259	1,107	427.4%	5.9%
Same site golf revenues		693	628	65	10.4%	0.4%

Same store revenues	A	20,582	18,710	1,872	10.0%	10.0%

Properties not included in same store		1,208	851	357	42.0%
Other income		18	32	(14)	(43.8)%

Total property revenues	C	21,808	19,593	2,215	11.3%

Same site rental expenses		5,543	5,372	171	3.2%	2.7%
Absorption rental expenses		226	—	226		3.6%
Same site golf expenses		896	915	(19)	(2.1)%	(0.3)%

Same store expenses	B	6,665	6,287	378	6.0%	6.0%

Properties not included in same store		468	263	205	77.9%
Expenses related to offsite management [2]		1,158	1,208	(50)	(4.1)%

Total property operating expenses	D	8,291	7,758	533	6.9%

Same Store net operating income	A-B	13,917	12,423	1,494	12.0%

Total net operating income	C-D	13,517	11,835	1,682	14.2%

(1)	Contribution to Same Store % change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2003 period. For example, same site rental revenue increase of $700 as compared to the total same store revenues in 2003 of $18,710 is a 3.9% increase ($700 / $18,710 = 3.9%).
(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Operations

Revenues for the home sales business totaled $27,489,000 for the nine months ended September 30, 2004 as compared to $28,016,000 for the nine months ended September 30, 2003, which decrease we believe is attributed to a delay in home closings due to hurricanes. Units sold totaled 271 for the nine months ended September 30, 2004 compared to 311 units for the nine month period ended September 30, 2003, a decrease of 12.9%. The average selling price of new homes closed was $99,000 and $88,000, respectively for the nine months ended September 30, 2004 and 2003, an increase of 12.5%. Total cost of sales for the nine months ended September 30, 2004 was $18,521,000 compared to $20,235,000 for the nine months ended September 30, 2003. Resulting margin increases are attributable to product mix, reduced sales discounts driven by lower average age of homes sold, and increased supplier rebates due to increased volume. Selling and marketing expenses increased $1,530,000 from the 2003 period primarily as a result of increased marketing costs for newly constructed subdivisions within existing communities and increased staff levels.

We reported income from the home sales business of $2,175,000 for the nine months ended September 30, 2004 as compared to income of $2,471,000 for the nine months ended September 30, 2003.

General and Administrative Expenses

During the nine months ended September 30, 2004 and 2003, general and administrative expenses were $2,774,000 and $1,966,000 respectively. The increase of $808,000 is as a result of:

•	$510,000 increase in the amortization of deferred compensation relating to restricted stock awards,

•	$200,000 increase in regulatory compliance costs and public company reporting,

•	$67,000 increase in dividends paid on non-vested restricted stock awards that are recorded as compensation expense,

•	$41,000 increase in cost of umbrella liability insurance coverage,

•	$20,000 increase in professional fees, and a

•	$19,000 increase in other expenses, all offset by

•	$31,000 decrease in travel expenses, and a

•	$18,000 decrease in other expenses.

Interest and Other Income

During the nine months ended September 30, 2004 and 2003, interest and other income was $349,000 and $490,000 respectively. The decrease of $141,000 is a result of:

•	$227,000 decrease in income associated with forfeiture of Common Stock,

•	$70,000 decrease in interest income related to a reduction in the principal balance outstanding on an interest bearing note,

•	$37,000 decrease in income from subsidiaries,

•	$8,000 decrease in interest income from bank accounts, and a

•	$3,000 decrease in interest income related to interest income on officer’s stock loans, all offset by

•	$138,000 increase in interest income from our CMBS bonds, and a

•	$66,000 increase in other income

Interest Expense

During the nine months ended September 30, 2004 and 2003, interest expense was $4,143,000 and $3,945,000, respectively. The increase is primarily a result of new debt secured on existing owned properties, development expenditures made in advance of home sales, all offset by scheduled amortization of existing long term debt, an increase in the amount outstanding on the floor plan facility on home sales inventory, an decrease in the amounts outstanding on the company line of credit and lower interest rates on short-term debt.

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

The most directly comparable financial measure that can be reconciled to GAAP is our historical return on investment in operational home sites, which is reconciled below to our unaudited financial statements included herein. Our presentation of the estimated first year return on the expansion home sites cannot be directly reconciled to a comparable GAAP measure, principally because there will be leases that begin in the middle of the period and we estimate the incremental operating expenses associated with these leases. The estimated first year annualized return on investment in expansion home sites should not be considered in isolation from nor is it intended to represent an alternative measure of operating income or cash flow or any other measure of performance as determined in accordance with GAAP.

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

Comparison of the three months ended September 30, 2004 and 2003

The leases facilitated by the home sales business during the three months ended September 30, 2004 and 2003 are estimated to provide a first year return on investment of 9.0% and 12.7%, respectively. These returns are shown on the following page and are based upon unaudited pro forma information. This compares to our realized returns from earning sites of 8.0% for the year ended December 31, 2003. The decrease in return on expansion home sites is driven primarily by (i) increases in the per site cost of development as a result of larger lots to accommodate larger homes, (ii) increased lease incentives given in 2004 over 2003, and (iii) increases in the per site cost of development as a result of additional amenities, offset partially by increased profitability of our home sales business resulting from more home sales over which the fixed home sales costs are allocated. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our estimated first year return on investment in expansion home sites for the three months ended September 30, 2004 and 2003 is shown on the following page (in thousands, except expansion sites leased):

		Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Expansion sites leased during the year		74	123

Estimated first year annualized profit on leases originated during the year	A	$295,000	$460,000

Costs, including development costs of sites leased		$3,708,000	$4,989,000
Home sales income (loss) attributable to sites leased		416,000	1,363,000

Total costs incurred to originate ground leases	B	$3,292,000	$3,626,000

Estimated first year annualized return on investment for leases originated during the year	A/B	9.0%	12.7%

For the three months ended September 30, 2004 and 2003, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003
Reported income (loss) from sales operations	$467,000	$1,440,000
Used home sales and brokerage business income	(51,000)	(77,000)

Adjusted income (loss) for pro forma analysis	$416,000	$1,363,000

We exclude the profits from our used home sales and brokerage business from our pro forma calculation of return on investment in expansion home sites. The profits from these activities represent profits that are not directly related to our expansion activities.

Comparison of the nine months ended September 30, 2004 and 2003

The leases facilitated by the home sales business during the nine months ended September 30, 2004 and 2003 are estimated to provide a first year return on investment of 9.5% and 11.6%, respectively. These returns are shown on the following page and are based upon unaudited pro forma information. This compares to our realized returns from earning sites of 8.0% for the year ended December 31, 2003. The decrease (increase) in return on expansion home sites is driven primarily by (i) increases in the per site cost of development as a result of larger lots to accommodate larger homes, (ii) increased lease incentives given in 2004 over 2003, and (iii) increases in the per site cost of development as a result of additional amenities, offset partially by increased profitability of our home sales business resulting from more home sales over which the fixed home sales costs are allocated. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our estimated first year return on investment in expansion home sites for the nine months ended September 30, 2004 and 2003 is shown on the following page (in thousands, except expansion sites leased):

		Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Expansion sites leased during the year		258	301

Estimated first year annualized profit on leases originated during the year	A	$973,000	$1,031,000

Costs, including development costs of sites leased		$12,209,000	$11,158,000
Home sales income (loss) attributable to sites leased		1,934,000	2,277,000

Total costs incurred to originate ground leases	B	$10,275,000	$8,881,000

Estimated first year annualized return on investment for leases originated during the year	A/B	9.5%	11.6%

For the nine months ended September 30, 2004 and 2003, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Reported income (loss) from sales operations	$2,175,000	$2,471,000
Used home sales and brokerage business income	(241,000)	(194,000)

Adjusted income (loss) for pro forma analysis	$1,934,000	$2,277,000

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

The reconciliation of our estimated first year return on investment in expansion home sites, a non-GAAP financial measure, to our return on investment in operational home sites in accordance with GAAP is shown below (in thousands):

		Total Portfolio for Year Ended December 31, 2003
Property income before depreciation [1]	A	$16,105
Total investment in operating home sites [1]	B	$201,660
Return on investment from earning home sites[1]	A/B	8.0%

[1]	A reconciliation of our return on investment for earning home sites for the year ended December 31, 2003 to property income before depreciation and investment in operational sites is shown below (in thousands):

December 31, 2003
Rental and other property revenues	$26,700
Property operating expenses	(10,595)

Property income before depreciation (A)	$16,105

Real estate assets, net	$226,078
Add: Accumulated depreciation	20,112
Less: Real estate under development	(41,413)
Less: Cost of home sites ready for intended use	(3,117)

Investment in operational sites (B)	$201,660

Return on investment in operational sites (A/B) [1]	8.0%

[1]	Our return on investment in operational sites reflects our income from and investment in sites that were leased for the first time during the year ended December 31, 2003. For these leases, the income reported above includes less than a full twelve months of operating results. Consequently, when compared to the investment we have made in these home sites, the return on investment during the year ended December 31, 2003 is less than the return when measured using a full twelve months of operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had cash and cash equivalents of $987,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of and additional investments in properties, and payments of dividends to stockholders and OP Unit holders. The Company expects to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. In the event that there is an economic downturn and the cash provided by operating activities is reduced or, if access to short term borrowing sources becomes restricted, the Company may be required to reduce or eliminate expenditures for the continued development of its communities and/or reduce its dividend.

On July 31, 2003, the Company entered into a revolving line of credit with a new lender for a total commitment of $16,000,000. The line of credit is secured by real property and improvements located in St. Lucie County, Florida and Maricopa County, Arizona. The loan bears interest at a rate equal to thirty-day LIBOR plus 200 basis points. This interest-only note matures in July 2005. The availability of funds to the Company under the line of credit is subject to certain borrowing base restrictions and other customary restrictions, including compliance with financial and other covenants thereunder. The terms of our line of credit require that we maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to current annual debt service obligations (as defined by the lender) of not less than 1.25 to 1.0. For the three months ended September 30, 2004, the debt service coverage ratio was 1.52 to 1.0 as defined by our lender. Based upon the application of these covenants as of September 30, 2004, $3,465,000 was available to the Company.

The Company has a floor plan line of credit with a floor plan lender providing a credit facility of $20,000,000 with a variable interest rate indexed to the prime rate and spreads varying from 1.5% to 4.5%, depending on the manufacturer and age of the inventory. The facility has a minimum interest rate of 5.5% based upon a minimum prime rate of 4.0%. Individual advances mature as early as 360 days or have no stated maturity, based upon the manufacturer. Amounts outstanding are non-recourse to the Company for the period of time the financed home is subject to a repurchase agreement with the manufacturer of the home. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $13,030,000. At September 30, 2004, $12,907,000 was outstanding, of which $12,782,000 was non-recourse to the Company and $125,000 was recourse to the Company and approximately $7,093,000 was available under the floor plan credit facility.

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

Operating Activities

Our net cash provided by operating activities was $4.9 million during the nine months ended September 30, 2004 compared to $11.2 million during the same period in 2003. The $6.3 million decrease was primarily the result of:

•	$4.3 million increase in inventory for our home sales business, and a

•	$3.0 million increase in cash used by operating assets and liabilities as a result of increased business volumes and increases in accounts payable in the 2004 period, offset by a

•	$0.8 million increase in earnings before depreciation, amortization, minority interest, and loss on sale of real estate, and a

•	$0.2 million decrease related to income from the recovery of Common Stock escrowed to secure management contracts in the 2003 period that did not occur in 2004.

Investing Activities

During the nine months ended September 30, 2004, the net cash used in investing activities was $17.8 million, compared with $7.3 million during the same period in 2003. The $10.5 million increase in cash used for investing activities is primarily due to:

•	$7.1 million increase in expenditures for capital replacements, development and improvements in the 2004 period as compared to the 2003 period, primarily related to the continued and accelerated development of unleased sites,

•	2.7 million decrease for distributions received from investments in unconsolidated real estate partnerships,

•	$0.7 million decrease on collection of notes receivable,

•	$0.6 million increase in purchase of real estate,

•	$0.3 million decrease on collections on CMBS bonds,

•	$0.3 million increase in cash paid for capitalized interest, and a

•	$0.1 million increase on advances of notes receivable, all offset by

•	$0.9 million increase in cash proceeds from sale of real estate assets,

•	$0.4 million increase on collection of preferred minority interest in real estate partnership,

Financing Activities

Net cash provided by financing activities was $11.9 million for the nine months ended September 30, 2004 compared with net cash used during the same period in 2003 of $ 2.1 million.

The $13.9 million increase in cash provided by financing activities is primarily related to:

•	$18.1 million increase in proceeds from short-term financing,

•	$1.2 million increase in proceeds from the exercise of stock options and proceeds from the dividend reinvestment program,

•	$0.4 million decrease in payment of loan costs, all offset by

•	$4.0 million decrease in proceeds from secured long-term financing,

•	$1.1 million increase in principal payments made on secured long-term note payable,

•	$0.3 million decrease in proceeds from OP Unit distribution reinvestment program,

•	$0.2 million decrease in proceeds from collections of escrow funds, and a

•	$0.1 million increase in payment of professional costs associated with equity, and a

•	$0.1 million increase in payment of common stock dividends.

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

We have $67.3 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $35.2 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed. We have repricing and refunding risks as to the unpaid balance on these notes of $28.3 million due at maturity between 2007 and 2014.

We have $10.6 million of interest only, non-recourse, secured long-term notes payable. These are variable rate loans at 30 day LIBOR plus 3%, with a floor of 5.5% and a ceiling of 10%. As of September 30, 2004 30 day LIBOR was 2.0%. If the lender’s LIBOR rate was greater than 3.5% and LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $106,000 due to an increase in interest expense based on the outstanding balance at September 30, 2004. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have an additional $15.0 million of interest only, non-recourse, secured long-term notes payable on terms different from those set fourth in the preceding paragraph. These are variable rate loans at 90 day LIBOR plus 2.5%. If LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $150,000 due to an increase in interest expense based on the outstanding balance at September 30, 2004. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have a recourse, secured floor plan facility that bears interest at the lender’s prime rate plus amounts ranging from 1.5% to 4.5% based upon the manufacturer and age of the inventory. If the lender’s prime rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $129,000 due to an increase in interest expense on this line of credit, based on the approximately $12.9 million outstanding balance at September 30, 2004. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

Item 4. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act..

(b) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13-a15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The information disclosed under the heading “Legal Contingencies: in Note C of the condensed consolidated financial statements of this Form 10-Q and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

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

The following Current Reports on Form 8-K were filed by the Registrant during the period covered by this Quarterly Report on Form 10-Q:

On August 10, 2004, the registrant filed a Current Report on Form 8-K, furnishing under Items 9 and 12 a press release and supplemental financial data for the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LAND LEASE, INC.
(Registrant)

Date: November 9, 2004	By	/s/ Shannon E. Smith
Shannon E. Smith
Chief Financial Officer