Form 10-K
period 2004-12-31
AMERICAN LAND LEASE INC
filed 2005-03-15
CIK 804138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, was approximately $137 million as of June 30, 2004. As of March 1, 2005, there were 7,454,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMERICAN LAND LEASE, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2004

i

PART I

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report on Form 10-K (“Annual Report”) to Stockholders and our filings with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of these SEC filings, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include projections relating to our cash flow, dividends, anticipated returns on real estate investments and opportunities to acquire additional communities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, and performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of home sites; competition; the availability of real estate assets at prices which meet our investment criteria; our ability to reduce expense levels, implement rent increases, use leverage and other risks set forth in our SEC filings. In addition to the risks above, the Company’s continued qualification as a real estate investment trust (“REIT”) involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”). Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in the documents that the Company files from time to time with the Securities and Exchange Commission. ANL assumes no obligation and does not intend to update these forward-looking statements.

Item 1.	Business

In this report, the words “the Company,” “we,” “our,” “ANL,” “American Land Lease,” and “us” refer to American Land Lease, Inc., a Delaware corporation, and, where appropriate, our subsidiaries.

Company Background

American Land Lease, Inc., a Delaware corporation, is a self-administered and self-managed REIT engaged in the ownership, development, expansion, management, acquisition and disposition of residential land lease communities. Residential land lease communities own home sites that are leased to owners of homes situated on the leased land and own various amenities provided for common use by the homeowners. The amenities may include features that support the lifestyle of the community such as a clubhouse, pool, tennis courts, golf course, or marina. The communities consist of one or more subdivisions with features comparable to any typical residential subdivision, including central entrances, paved streets, signage and monumentation, and in some instances, sidewalks. We collect various amounts from the homeowners in our communities related to the lease of the home site, use of common facilities and areas, maintenance of lawns and common areas, collection of trash, providing water and wastewater services, payment of ad valorem taxes, operation of security services and maintenance of common infrastructure. The extent of the services provided varies by community.

As of December 31, 2004, we held interests as owner in 28 residential land lease communities, one of which includes a recreational vehicle park, with an approximate total of 6,931 operational home sites, 1,101 developed home sites, 960 undeveloped home sites and 129 recreational vehicle sites. An operational home site is defined as a home site that is or has been occupied by a home owned by a resident. A developed home site is defined as a home site for which infrastructure is complete, but either a home has not yet been constructed or the home constructed has not been occupied by a resident. An undeveloped home site is defined as a planned home site for which infrastructure is not complete. A recreational vehicle site is defined as a site that is equipped to allow a recreational vehicle to connect to water and electricity.

In support of the development, redevelopment, and expansion of our residential land lease communities, we are engaged, through a taxable subsidiary corporation, in the sale of homes to future residents. The home sales business is operated like other homebuilders with sales presentation centers, model homes designated for presentation, an inventory of completed homes and the ability to supply custom designed homes based upon the requirements of the new homeowners.

We conduct our business through Asset Investors Operating Partnership, L.P. (the “Operating Partnership”). Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The holders of OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends, if any, paid to holders of common stock. After holding OP Units for one year, limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption by exchanging shares of our common stock in lieu of cash. At December 31, 2004, the Operating Partnership had a total of 8,321,000 partnership units outstanding and we owned 7,356,000 partnership units comprising 88% of the Operating Partnership.

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

2004 Events

Continuing Conversion of Undeveloped Home Sites and Developed Home Site Inventory to Leased Sites

We own an inventory of developed vacant sites within our portfolio of residential land lease communities. In addition, we own undeveloped land that is contiguous to existing occupied communities. Our development activities convert the undeveloped land into developed home sites. Our home sales business facilitates the conversion of these developed home sites into leased sites with long-term cash flows. In 2004, we entered into 392 new land leases related to the purchase of new homes, a 1.3% decrease in this activity compared to the prior year. The changes in our leased sites for the year ended December 31, 2004 are shown in the table below:

Activity for Year Ended December 31, 2004
New Leases facilitated by Home Sales	392
Leases terminated through removal of home or our repossession, approximately 33% to facilitate redevelopment	(129)
Sales of homes previously repossessed	21
Sales of home sites	(17)
Homes constructed by others	1

Net increase in newly leased sites	268

Property Acquisitions

During the year ended December 31, 2004, the Company acquired individual home sites at two communities where the resident owns certain home sites located within the community. The total cost was $0.9 million and was funded by borrowings under the Company’s credit facility.

Debt Financings

During the year ended December 31, 2004, we issued a $9.9 million ten-year term, non-recourse mortgage note payable with a fixed rate of 5.96%. The proceeds were used to repay existing debt and to continue development of our residential land lease communities.

During the year ended December 31, 2004, we renewed, modified, and extended our existing revolving line of credit with our current lender for a total commitment of $16 million. The loan bears interest at a rate equal to the thirty-day LIBOR plus 200 basis points. This interest-only note matures in December 2006. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants. Based upon the application of these covenants as of December 31, 2004, $15,977,000 of the total commitment of $16,000,000 was available to the Company.

During the year ended December 31, 2004, we modified our floor plan facility with our current lender used to finance the Company’s inventory of homes. The credit facility was increased to $25 million and the advances were modified to include amounts above the invoice cost from the manufacturer to fund construction costs.

Property Dispositions

During 2004, the Company sold to third parties seventeen home sites for a total consideration of approximately $412,000. The Company recognized a gain on sale of approximately $18,000, net of minority interest in the Operating Partnership.

In 2004, the Company sold to a third party a ministorage property in Arizona for an aggregate sales price of approximately $2,035,000. The Company recognized a gain on the sale of approximately $20,000, net of minority interest in the Operating Partnership.

Casualty Events

In August and September 2004, several of the Company’s properties were impacted by the four hurricanes that traversed Florida. Hurricanes Charley, Frances, Ivan and Jeanne damaged community amenities and resident homes. The Company incurred damages of approximately $926,000. During the year ended December 31, 2004, the Company recognized a gain of $297,000, net of minority interest in the Operating Partnership, as a result of the receipt of insurance proceeds of approximately $530,000, offset by the write-off of the undepreciated book value of the damaged assets of approximately $193,000. In addition, the Company received insurance proceeds of approximately $705,000 as reimbursement of expenses. The Company has recorded an expense of approximately $194,000, net of minority interest in the Operating Partnership, for the year ended December 31, 2004 for expenses incurred in excess of insurance proceeds.

2005 Events

Property Acquisitions

On February 4, 2005, we announced the acquisition of a 260-acre tract of land in Micco, Florida, south of Melbourne, for an aggregate price of $15.5 million. The land will be used to develop a new senior community for the company that includes approximately 533 home sites.

Debt Financings

Also, on February 4, 2005, we issued an $11 million note payable secured by a mortgage for a term of six months. The loan bears interest at a rate equal to 1-month LIBOR plus 200 basis points. The proceeds were used to fund the property acquisition.

Equity Financings

On January 12, 2005, our Post-Effective Amendment No. 1 to our Registration Statement on Form S-3 was declared effective, registering $200 million of debt securities, preferred stock and common stock. On February 23, 2005 and March 2, 2005, we issued 900,000 shares and 100,000 shares, respectively, of newly created 7.75% Series A Cumulative Redeemable Preferred Stock for a purchase price of $25 per share. The net proceeds from these issuances were used to repay indebtedness including amounts outstanding under the debt financing described above and balances on the Company’s revolving line of credit.

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

We offer for sale certain real estate properties that are inconsistent with our long-term investment strategies (as determined by management from time to time).

Industry Background

A residential land lease community is a residential subdivision designed and improved with sites for the placement of homes together with related improvements and amenities. At this time, the homes constructed in residential land lease communities are generally, but not always, manufactured homes. Manufactured homes are detached, single-family homes which are produced off-site by manufacturers and installed on sites within the community. These homes are often improved with the addition of features constructed on site, including garages, screened rooms and carports. Manufactured homes are available in a variety of designs and floor plans, offering many amenities and custom options.

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

Residential land lease communities are primarily characterized as “all age” communities or “age restricted” communities. In “age restricted” communities, in a minimum of 80% of the homes, one of the residents must be at least 55 years old, and in “all” age communities there are no age restrictions on residents.

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

Residential land lease communities, once fully occupied, tend to be a stable, predictable asset class. The investment by the individual in the ownership of a home on our land, combined with the cost and effort involved in relocating the home to another location, promote a high level of home maintenance and encourage the owner of the home to resell it as located within the community. Additionally, the number of individual homeowners within a community provides a diversification of risk.

Financial Information about Industry Segments

We operate in two reportable segments: real estate (ownership of land leases, land development, investment acquisition and disposition) and home sales (sale of homes, both new and used, to be sited on land owned by the Company). See the consolidated financial statements, including their notes, in Item 8 of this Annual Report.

Growth and Operating Strategies

Our primary objective is to maximize total risk-adjusted stockholder returns over the long term by increasing operating cash flow and increasing the amount and predictability of Funds From Operations or “FFO” (as defined by the National Association of Real Estate Investment Trusts) per share, less an allowance for capital replacement spending. For a description of the meaning of FFO, see the discussion entitled, “Funds From Operations,” in Item 7 of this Annual Report. We implement operating and financing strategies to achieve our objectives, which include the following:

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

Company Policies

Management has adopted specific policies to accomplish our objective of increasing the amount and predictability of our FFO on a per share basis, less a reserve for capital replacements. These policies include:

•	acquiring residential land lease communities that have potential for long-term appreciation of value through, among other things, rent increases, expense efficiencies and in-community home site development;

•	improving the profitability of our communities through management of occupancy, rent collection, community development and operating expense controls;

•	providing capital replacement expenditures in support of the continued maintenance of our communities (expenditures per site were approximately $125, $115 and $128 per developed home site for 2004, 2003 and 2002, respectively);

•	developing and maintaining resident satisfaction and a reputation for quality communities through maintenance of the physical condition of our communities and providing activities that improve the community lifestyle;

•	using our home sales division to increase the occupancy rate at our communities by (i) selling homes to be situated on presently unoccupied sites at our development communities and (ii) selling previously owned homes in all communities;

•	using our home sales division to upgrade the quality of homes placed on home sites within the community;

•	developing additional home sites on land we own that may or may not be contiguous to existing communities;

•	seeking to reduce our exposure to downturns in regional real estate markets by diversifying the location of our portfolio of communities (at the end of year 2004, based on total home sites, 77% of our properties were in Florida, 22% were in Arizona and 1% were in New Jersey);

•	increasing our financial returns through the use of leverage, primarily long-term, non-recourse debt and preferred stock;

•	managing our exposure to interest rate fluctuations by utilizing primarily long-term, fixed-rate debt (67% of our total debt was fixed rate at the end of year 2004); and

•	recruiting and retaining capable management and professional staff at the community management level and above.

Future Acquisitions

Our acquisition of interests in residential land lease communities can take many forms. In many cases, we acquire title in fee simple to the community. Alternatively, we may enter into joint venture agreements. We may undertake these activities directly or seek to accomplish this goal by making participating loans to others that are non-recourse to the borrowers and secured by the properties. In general, these participating mortgages earn interest at fixed rates and, in addition, participate in profits or revenues from the community.

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

We believe that our focus on the age-restricted portion of the residential land lease community business is attractive at this time because the number of households with persons 55 to 64 years old is projected to increase by over 47.8% by the year 2010, according to the U.S. Census Bureau. At December 31, 2004, 96% of our total home sites were in age-restricted communities.

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

When evaluating and structuring potential acquisitions, we consider such factors as:

•	the location and type of property;

•	the value of the homes, if any, located on the leased land;

•	the improvements, such as golf courses and swimming pools, at the property;

•	the current and projected cash flow of the property and our ability to increase cash flow;

•	the potential for capital appreciation of the property;

•	the terms of resident leases, including the potential for rent and other revenue increases;

•	the tax and regulatory environment of the community in which the property is located;

•	the income tax consequences, including the possible effect on our REIT status;

•	the potential for expansion of the physical layout of the property and the number of sites;

•	the occupancy and demand by residents for properties of a similar type in the vicinity;

•	the credit of the residents in the community;

•	the prospects for liquidity through sale, financing or refinancing of the property;

•	the competition from existing residential land lease communities, single family housing alternatives, and also rental housing;

•	the potential for the construction of new communities in the area; and

•	the replacement cost of the property.

Expansion of Existing Communities

We expect to increase the number of leased home sites and the amount of earnings generated from our existing portfolio of residential land lease communities through marketing campaigns aimed at increasing new home sales that result in the origination of new leases and increased occupancy. We also expect to seek expansion through future acquisitions and expansion of the number of sites available to be leased to residents, if justified by local market conditions and permitted by zoning and other applicable laws. As of December 31, 2004, we held interests in 28 communities with approximately 6,931 operational home sites, 1,101 developed home sites, 960 undeveloped home sites and 129 recreational vehicle sites.

Competition

There are numerous housing alternatives that compete with our residential land lease communities in attracting residents. Our properties compete for residents with other residential land lease communities, multifamily rental apartments, single-family homes and condominiums. The number of competitors and relative price of competing alternatives in a particular area have a material effect on our ability to attract and retain residents, and on the rents we are able to charge for home sites. The relative price of competing product is measured based upon the total cost of occupancy to the resident. Historically, mortgage finance rates for manufactured homes have been substantially higher for borrowers of equivalent credit when compared to mortgage finance rates available for single-family, site-built housing on land owned in fee simple.

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

If we qualify for taxation as a REIT, we will generally not be subject to federal corporate income tax on our net income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” of income (at the corporate and stockholder levels) that results from investment in a corporation under current law. However, our stockholders are generally subject to tax on dividends received from us at regular ordinary income rates (up to a 35% maximum federal rate under current law). They are generally not eligible for tax at the lower capital gain rates (15% maximum) that apply, in the case of stockholders who are individuals, to dividends received from taxable domestic corporations under current law. The extent to which the dividends that we pay are treated as ordinary income varies, and portions of our dividends may be subject to more favorable tax treatment for our shareholders than ordinary income, such as the portion of the dividends that represent return of capital, capital gains, or unrecaptured section 1250 gain. See “Dividends and Distributions” below.

If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes, and to federal income and excise taxes and penalties, including taxes on our undistributed income.

If in any taxable year we fail to qualify as a REIT and incur additional tax liability, we may need to borrow funds or liquidate investments in order to pay the applicable tax, but we would not be compelled to make distributions under the Code. Unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us to fail to qualify as a REIT, or may cause our Board of Directors to revoke the REIT election.

Certain of our operations, including our home sales business and golf course activities, are conducted through Taxable REIT Subsidiaries, each of which we refer to as a “taxable subsidiary.” A taxable subsidiary is a corporation that has not elected REIT status and, as such, is subject to federal corporate income tax. We use taxable subsidiaries to offer certain services to our residents and engage in activities that would not otherwise be permitted under the REIT rules if provided directly by us or by the Operating Partnership.

At December 31, 2004, our net operating loss (“NOL”) carryover was approximately $64,564,000 for the parent REIT entity, and $1,750,000 for our taxable subsidiaries that are consolidated for financial reporting, but not for federal income tax purposes. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of our REIT taxable income and to reduce the amount that we are required to distribute to stockholders to maintain our status as a REIT. It does not, however, affect the tax treatment to shareholders of any distributions that we make. The REIT’s and the taxable subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2022, respectively.

We and our stockholders may be subject to state or local taxation in various state or local jurisdictions, including those in which we or they transact business or reside. The state and local tax treatment that we and our stockholders receive may not conform to the federal income tax treatment.

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

Americans with Disabilities Act and Fair Housing Act

Our current properties and any newly acquired communities must comply with the Americans with Disabilities Act (the “ADA”) and the Fair Housing Act (the “FHA”). The ADA generally requires that public facilities, such as clubhouses, swimming pools and recreation areas be made accessible to people with disabilities. Many of our communities have public facilities. In order to comply with the ADA requirements, we have made improvements at our communities in order to remove barriers to access. If we should ever fail to comply with ADA regulations, we could be fined or forced to pay damages to private litigants. We have made those changes which we believe are appropriate and required by the ADA and we believe that our properties are in compliance with the requirements of the ADA. In the event that we incur any further costs related to ADA compliance we believe these costs can be recovered from cash flow from the individual properties without causing any material adverse effect. If ongoing changes involve a greater expenditure than we currently anticipate, or if the changes must be made on a more accelerated basis than we anticipate, our ability to make distributions could be adversely affected. The FHA requires that we allow residents, at their own expense and subject to our review, to make private facilities within our communities accessible to people with disabilities. When requested by residents, we believe we have made the appropriate and required accommodations to enable them to make the improvements.

Rent Control Legislation

State and local laws might limit our ability to increase rents on some of our properties, and thereby, limit our ability to recover increases in operating expenses and costs of capital improvements. Enactment of rent control laws has been considered from time to time in jurisdictions in which we operate and are currently in effect at one property, located in New Jersey, which we own. We presently expect to maintain residential land lease communities, and may purchase additional properties, in markets that are either subject to rent control laws, or in which such legislation may be enacted.

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

Insurance

We believe that our properties are covered by adequate fire, flood, property, and business interruption insurance policies. It is our policy to purchase insurance policies that contain commercially reasonable deductibles and limits from reputable insurers. In the event of changes in the insurance markets, we may be unable to purchase policies with deductibles and limits equal to the coverage currently in place or the costs to procure such coverage may increase at a rate in excess of our ability to recover these costs through increased rental rates. We also believe that we have obtained adequate title insurance policies insuring fee title to properties we have acquired. In the event that a community is subject to a casualty that results in our residents’ homes being destroyed, insurance proceeds may not be sufficient to replace the rental income lost from the termination of the residents’ leases until such time as we are able to originate new ground leases through our home sales division. We believe our properties present a target of lower interest relative to alternative targets for acts of terrorism because of their diversification and their residential nature. Because we may not be able to obtain coverage for terrorist acts at rates that correspond to the perceived level of risk, we may elect not to purchase insurance for such losses caused by acts of terrorism.

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

Without further stockholder approval, we are authorized to issue up to 12,000,000 shares of common stock and 1,000,000 shares of preferred stock. As of March 1, 2005, approximately 7,454,000 shares of common stock were outstanding. On February 23, 2005 and March 2, 2005, we issued 900,000 shares and 100,000 shares, respectively, of newly created 7.75% Series A Cumulative Redeemable Preferred Stock. The Board of Directors will not be able to issue any additional shares of preferred stock without stockholder approval. Depending upon the terms set by the Board of Directors, the authorization and issuance of preferred stock or other new classes of stock could adversely affect existing stockholders. Future offerings of stock may result in the reduction of the net tangible book value per outstanding share and a reduction in the market price of the stock. We are unable to estimate the amount, timing or nature of such future offerings, as any such offerings will depend on general market conditions or other factors.

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

On February 14, 2005, our Board of Directors granted holders of our preferred stock an exemption from the application of the foregoing class limitation. The exemption, by its terms, does not permit such preferred stockholders to own more than 5% of our common stock, or more than 5% of the aggregate value of our outstanding stock.

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

Effective August 11, 2000, our Board of Directors authorized waivers for certain other stockholders, including the Operating Partnership and Mr. Terry Considine, our Chief Executive Officer, from the 5% ownership limitations that generally apply. In the case of Mr. Considine, a special limitation restricts his maximum ownership to the lesser of (i) 29%, or (ii) 34% minus the sum of waivers given to other holders of our outstanding common stock except for the Operating Partnership.

Employees

As of December 31, 2004, we employed 190 persons that devoted their full-time attention to our communities and certain part-time employees as seasonal or other circumstances dictate. Our employees are not represented by a union and we have never experienced a work stoppage. We believe that we maintain satisfactory relations with our employees.

Company Web Site and Access to Filed Reports

The Company maintains an Internet Web site at www.americanlandlease.com. The Company provides access to its reports filed with the SEC, its Code of Business Conduct and Ethics, the charters of the Company’s most important committees of the Board of Directors (including those for the audit, compensation and nominating/corporate governance committees) and the Company’s Governance Guidelines through this Web site. The SEC reports are available as soon as reasonably practicable after the reports are filed electronically with the SEC. In addition, paper copies of annual and periodic reports filed with the SEC, the Code of Business Conduct and Ethics, the Code of Ethics for Principal Executive and Senior Financial Officers, important board committee charters and Corporate Governance Guidelines may be obtained by contacting the Company’s headquarters at the address located within the SEC filings or under Investor Relations, Financials, on the aforementioned web site.

Item 2.	Properties.

The residential land lease communities in which we have interests are primarily located in Florida and Arizona and are concentrated in or around four metropolitan areas: Tampa, Fort Myers and Orlando, Florida and Phoenix, Arizona. We hold interests in each of these communities as owner in fee simple. The following table sets forth the states in which the communities we held an interest on December 31, 2004 are located:

		Number of Sites
	Number of Communities	Operational Home Sites	Developed Home Sites	Undeveloped Home Sites	Recreational Vehicle Sites
Florida	18	5,202	951	765	—
Arizona	9	1,639	150	195	129
New Jersey	1	90	—	—	—

Total	28	6,931	1,101	960	129

The following table sets forth information as of December 31, 2004 regarding each residential land lease community in which we held an interest.

Community	Location	Operational Home Sites(1)	Occupancy	Average Monthly Rent	RV Sites	Undeveloped Home Sites	Developed Home Sites	Year(s) First Developed
Owned Communities
Blue Heron Pines	Punta Gorda, FL	304	98%	$366	—	65	22	1983/1999
Brentwood Estates	Hudson, FL	116	97%	254	—	—	75	1984
Cypress Greens	Lakeland, FL	158	100%	231	—	—	100	1986
Forest View	Homosassa, FL	252	100%	295	—	—	52	1987/1997
Gulfstream Harbor	Orlando, FL	382	97%	392	—	50	—	1980
Gulfstream Harbor II	Orlando, FL	306	99%	385	—	37	1	1988
Gulfstream Harbor III	Orlando, FL	272	75%	398	—	—	13	1984
Lakeshore Villas	Tampa, FL	281	100%	403	—	—	—	1972
Park Royale	Pinellas Park, FL	284	95%	414	—	—	25	1971
Pleasant Living	Riverview, FL	245	96%	335	—	—	—	1979
Riverside GCC	Ruskin, FL	367	100%	494	—	421	149	1981/2002
Royal Palm Village	Haines City, FL	262	97%	329	—	—	123	1971
Savanna Club	Port St. Lucie, FL	750	100%	327	—	192	118	1999/2001
Serendipity	Ft. Myers, FL	338	96%	331	—	—	—	1971/1974
Stonebrook	Homosassa, FL	165	100%	282	—	—	46	1987/1997
Sunlake Estates	Grand Island, FL	326	100%	334	—	—	68	1980
Sun Valley	Tarpon Springs, FL	261	99%	372	—	—	—	1972
Woodlands	Groveland, FL	133	99%	243	—	—	159	1979

	Sub-total Florida	5,202				765	951
Blue Star	Apache Junction, AZ	22	73%	298	129	—	—	1955
Brentwood West	Mesa, AZ	350	93%	437	—	—	—	1972/1987
Casa Encanta	Mesa, AZ	—	0%	—	—	195	—	1970
Desert Harbor	Apache Junction, AZ	142	97%	367	—	—	64	1997
Fiesta Village	Mesa, AZ	174	73%	358	—	—	—	1962
La Casa Blanca	Apache Junction, AZ	198	89%	374	—	—	—	1993
Lost Dutchman	Apache Junction, AZ	173	90%	306	—	—	86	1971/1979/1999
Rancho Mirage	Apache Junction, AZ	312	89%	410	—	—	—	1994
Sun Valley	Apache Junction, AZ	268	94%	317	—	—	—	1984

	Sub-total Arizona	1,639			129	195	150
Mullica Woods	Egg Harbor City, NJ	90	100%	480	—	—	—	1985

Total Communities	28	6,931	96%	$340	129	960	1,101

(1)	We define operational home sites as those sites within our portfolio that have been leased to a resident during our ownership of the community. Since our portfolio contains a large inventory of developed home sites that have not been occupied during our ownership, we have expressed occupancy as the number of occupied sites as a percentage of operational home sites. We believe this measure most accurately describes the performance of an individual property relative to prior periods and other properties within our portfolio. The occupancy of all developed sites was 81.1% across the entire portfolio. Including sites not yet developed, occupancy was 73.6% at December 31, 2004.

At December 31, 2004, these properties contain, on average, 321 sites, with the largest property containing 1,060 home sites. These properties offer residents a range of amenities, including swimming pools, clubhouses, marinas, golf courses and tennis courts.

At December 31, 2004, 23 of these properties were encumbered by mortgage indebtedness totaling $127.3 million. These properties represent approximately 90.5% of our developed home sites. The 23 properties securing our mortgage indebtedness have a combined net book value of approximately $224.1 million and the indebtedness has a weighted average effective interest rate of 6.9% and a weighted average maturity of 10.7 years. As of December 31, 2004, 97.4% of our outstanding debt secured by properties was long-term (maturities over one year) and 2.6% was short-term (maturities less than one year). In addition, 5 properties were encumbered by our line of credit. These properties represent approximately 9.5% of our developed home sites and have a combined net book value of approximately $20.9 million. See the consolidated financial statements, including their notes, in Item 8 of this Annual Report for additional information about our indebtedness.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuerer Purchases of Equity Stock.

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “ANL.” The following table sets forth the quarterly high and low sales prices of the common stock, as reported on the NYSE, and the dividends paid by us for the periods indicated:

	High	Low	Dividends
2004
First Quarter	$22.20	$19.75	$.25
Second Quarter	20.86	16.89	.25
Third Quarter	19.45	18.75	.25
Fourth Quarter	22.54	19.14	.25

2003
First Quarter	$16.23	$13.95	$.25
Second Quarter	17.36	15.01	.25
Third Quarter	18.78	16.90	.25
Fourth Quarter	20.55	17.96	.25

2002
First Quarter	$13.74	$13.30	$.25
Second Quarter	15.35	13.50	.25
Third Quarter	15.39	13.20	.25
Fourth Quarter	14.49	13.75	.25

On March 1, 2005, we had approximately 7,454,000 shares of common stock outstanding, held by approximately 1,604 stockholders of record, and approximately 976,000 OP Units outstanding.

As a REIT, we are required to distribute annually to holders of common stock at least 90% of our “real estate investment trust taxable income,” which, as defined by the Code and Treasury regulations, is generally equivalent to net taxable ordinary income. However, subject to certain limitations, our NOL may be used to offset all or a portion of our REIT taxable income, which may allow us to reduce or eliminate our dividends paid and still maintain our REIT status.

We measure our economic profitability based on FFO, less capital replacements during the relevant period. The future payment of dividends by us will be at the discretion of the Board of Directors and will depend on numerous factors, including our financial condition, our capital requirements, the annual distribution requirements under the provisions of the Code applicable to REITs, and such other factors as the Board of Directors deems relevant.

From time to time, we issue shares of common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the terms and provisions of the agreement of limited partnership of the Operating Partnership. Such shares are issued based on an exchange ratio of one share for each OP Unit. The shares are issued in exchange for OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof. During the year ended December 31, 2004, approximately 2,159 shares of common stock were issued in exchange for OP Units.

On October 17, 2000, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of common stock. No shares were repurchased in 2004 or 2003. The Company has repurchased 576,613 shares under this authorization.

Item 6.	Selected Financial Data.

The following selected financial data for the Company is based on audited historical financial statements. This information should be read in conjunction with such financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein or in previous filings with the SEC.

Selected Financial Data (in thousands, except per share data):

	For the fiscal year ended December 31,
	2004	2003(1)	2002(1)	2001(1)	2000(1)
RENTAL PROPERTY OPERATIONS
Income from rental property operations	$14,857	$13,322	$11,922	$8,313	$6,925

HOME SALES OPERATIONS
Income (loss) from home sales operations	3,820	3,324	342	(375)	(709)

SERVICE OPERATIONS
Loss from service operations	—	—	—	—	(1,374)

OTHER OPERATIONS
General and administrative expenses	(3,995)	(2,722)	(1,954)	(1,728)	(1,798)
Interest and other income	366	521	922	1,499	960
Gain on sale of real estate	101	971	—	—	—
Casualty Gain	337	—	—	—	—
Interest expense	(5,698)	(5,309)	(4,715)	(4,287)	(4,199)
Equity in income (losses) of unconsolidated entities	—	37	(2)	65	712

INCOME BEFORE TAXES AND MINORITY INTEREST IN OPERATING PARTNERSHIP	9,788	10,144	6,515	3,487	517
Income tax (expense) benefit	—	—	—	(600)	—

INCOME BEFORE MINORITY INTEREST IN OPERATING PARTNERSHIP	9,788	10,144	6,515	2,887	517
Minority interest in Operating Partnership	(1,173)	(1,211)	(797)	(445)	(76)

INCOME FROM CONTINUING OPERATIONS	8,615	8,933	5,718	2,442	441
Income (loss) from discontinued operations	59	(115)	132	3,688	533

NET INCOME	$8,674	$8,818	$5,850	$6,130	$974

Basic earnings per share from continuing operations	$1.23	$1.30	$0.85	$0.36	$0.07
Basic earnings (loss) from discontinued operations	0.01	(0.02)	0.02	0.54	0.09

Basic earnings	$1.24	$1.28	$0.87	$0.90	$0.16

Diluted earnings per share from continuing operations	$1.18	$1.26	$0.84	$0.35	$0.07
Diluted (loss) earnings from discontinued operations	0.01	(0.02)	0.02	0.54	0.09

Diluted earnings	$1.19	$1.24	$0.86	$0.89	$0.16

Dividends declared	$1.00	$1.00	$1.00	$1.00	$1.00

Weighted average common shares outstanding	7,013	6,877	6,741	6,847	6,244

Weighted average common shares and common share equivalents outstanding	7,293	7,093	6,826	6,878	6,244

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$271,671	$246,190	$224,442	$210,247	$207,395
Real estate, net of accumulated depreciation	248,868	226,078	206,624	194,719	195,389
Investment in unconsolidated real estate partnerships	—	—	1,684	1,754	1,754
Total assets	275,956	247,096	228,843	216,591	216,302
Secured long-term notes payable	127,338	119,194	97,201	93,897	89,697
Secured short-term financing	24,644	10,659	19,118	13,251	7,867
Minority interest in Operating Partnership and other entities	14,746	14,014	13,130	14,071	15,387
Stockholders’ equity	99,433	94,801	91,842	90,662	97,535

OTHER DATA
Net cash flow from:
Operating activities	8,432	13,302	12,417	3,710	6,468
Investing activities	(25,037)	(18,487)	(14,223)	965	(4,681)
Financing activities	15,361	6,026	2,422	(5,285)	(1,140)
Portfolio components:
Operational home sites	6,931	6,579	6,083	5,855	6,350
Developed home sites	1,101	979	1,125	1,065	1,291
Undeveloped home sites	960	1,437	1,543	1,896	1,761

Total	8,992	8,995	8,751	8,816	9,402

(1)	Certain reclassifications have been made to the 2003, 2002, 2001 and 2000 amounts to conform to the 2004 presentation. These reclassifications primarily represent presentation changes related to discontinued operations resulting from the adoption of Statement of Financial Accounting Standards No. 144. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Impairment of Long-Lived Assets.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

American Land Lease is in the business of owning and leasing residential land. Our current business focuses on the ownership of land and generation of these leases within adult or retirement (55+) communities (96% of our total home sites at December 31, 2004); we focus on these communities for the following reasons:

•	Current demographic projections predict that the customer base for this asset class will grow for the next 20+ years.

•	The residents have established credit histories and therefore are able to obtain favorable financing or pay cash for their home—making significant equity investments to improve the leasehold estate that secures our lease.

•	The residents, as a result of their retired or semi-retired status, are less affected by current economic changes—thereby making their continued rental payments more stable and the continued sales of homes in our communities more consistent year to year.

•	The Company is able to leverage its current marketing, brand, and management expertise.

The Company seeks growth through home sales to fill unoccupied home sites in current subdivisions, development of its land portfolio to increase the inventory of available home sites, and the selective acquisition of communities and development opportunities.

This business model presents a number of challenges and risks for the Company’s management. Several of these risks are:

•	The continued development of additional home sites is a capital-intensive activity that requires substantial investments to be made in advance of returns.

•	Older homes may depreciate or become obsolete.

•	Changes in the interest rate environment may have an adverse impact our new home sales customers’ ability to realize sufficient proceeds from the sale of their present homes or finance new purchases, therefore limiting their financial ability to acquire new homes in our communities.

•	The cost of developing additional home sites and communities may increase at a rate or to a level that may exceed the costs projected at the point of the initial investment by the Company.

•	Based upon the above and other factors, the rate of sale of new homes may be substantially slower than projected at the point of the initial investment by the Company, resulting in returns on investment materially different from original projections.

•	There are additional challenges that might occur as a result of the 2004 hurricane season:

•	Our resident’s homes may have damage that exceeds the insurance proceeds available under their homeowner’s policies, thereby limiting residents’ ability to restore their home to its pre-hurricane condition. In some instances, this may result in a temporary loss of occupancy. This occupancy loss may be insured under the Company’s business interruption policies.

•	The extent of claims made against properties in our asset class may have a material impact on the cost of insurance for both the Company and our residents, thereby increasing the Company’s operating costs at a rate in excess of rental rate increases and limiting our resident’s ability to reinvest in their homes at the same rate enjoyed before the hurricanes.

•	The severity and number of hurricanes that impacted Florida may result in a slowing rate of new customers to buy homes on our expansion sites, thereby reducing rate of absorption and lowering the Company’s return on investment.

•	The costs of hurricane clean up and repair may not be fully covered by insurance policies, resulting in higher than projected capital spending.

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

Impairment of Long-Lived Assets

Real estate and other long-lived assets are recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, we will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. In the event the property is under development, the estimate of future cash flows includes all future expenditures necessary to develop the property. If the carrying amount exceeds the aggregate future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the fair market value of the property.

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

The most significant capitalized cost is interest. We capitalize interest when the following three conditions are present: (i) expenditures for the asset have been made, (ii) activities necessary to get the asset ready for its intended use are in progress and (iii) interest cost is being incurred. Our determination of the activities in progress for a development property is subject to professional judgment. The most significant judgment is the determination to capitalize interest relating to the ownership of land being developed as new home sites. In many cases, the development activity is expected to take place over several years and in multiple phases. It is our conclusion that the entirety of each parcel is under development and is a qualifying asset. Accordingly, interest is capitalized with respect to the entire parcel until such time as development activities cease or the individual home site is ready for its intended use. During 2004, 2003, and 2002, capitalized interest was approximately $3,768,000, $3,312,000, and $3,426,000, respectively. We regularly review the amount of capitalized costs in conjunction with our review of impairment of long-lived assets. Based on the level of development activity in 2004, if our development activities decrease such that 10% of our assets qualifying for capitalization of interest are no longer qualified, the amount of capitalized interest would have been reduced by $376,800. Reducing capitalized interest would increase interest expense, resulting in lower net income, which would be offset in future periods by lower depreciation expense.

Fair Value of Financial Instruments

The aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt as of December 31, 2004 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of our variable rate secured long-term debt approximates carrying value. For the fixed rate secured long-term debt, fair values have been based upon estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of the Company’s secured long-term notes payable was $133,144,000 and $127,731,000 at December 31, 2004 and 2003, respectively, as compared to the carrying value of $127,338,000 and $119,194,000 at December 31, 2004 and 2003, respectively.

Rental Property Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 30 to 45 years for buildings and 5 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers compared to inventory we own, inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results. On a quarterly basis, we review each home in inventory that is older than one year and evaluate our carrying amount versus recent offers, comparable sales, and our asking price in order to derive an estimate of its market value. In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales in the current period. As of December 31, 2004, $1,061,000 of our total inventory of $16,788,000 was older than one year. For the years ended December 31, 2004 and 2003 we recorded charges of $222,000 and $580,000, respectively to write down carrying amounts to market value. If the Company’s estimate of fair market value was overstated by 10%, the Company would record an additional write down to fair market value, less a normalized margin, of $99,000 based upon the carrying value of inventory as of December 31, 2004.

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

Portfolio Summary

	Operational Home sites		Developed Home sites	Undeveloped Home sites	RV Sites	Total
As of December 31, 2003	6,579		979	1,437	129	9,124
Properties developed	—		525	(525)	—	—
New lots purchased	—		14	—	—	14
Lots sold	(17)		—	—	—	(17)
New leases originated	367		(367)	—	—	—
Adjust for site plan changes	2		(50)	48	—	—

As of December 31, 2004	6,931	(1)	1,101	960	129	9,121

(1)	As of December 31, 2004, 6,617 of these operational home sites were occupied.

Occupancy Roll Forward

	Occupied Home sites	Operational Home sites	Occupancy
As of December 31, 2003	6,349	6,579	96.5%
New home sales	392	367
Used home sales	21	—
Used homes acquired	(50)	—
Lots Sold	(17)	(17)
Homes constructed by others	2	—
Site plan changes	(1)	2
Homes removed from previously leased sites(1)	(79)	—

As of December 31, 2004	6,617	6,931	95.5%

(1)	Of this total, approximately 47% are due to resident relocation and 53% are due to Company initiated vacation of the leased site in anticipation of future redevelopment.

RESULTS OF OPERATIONS FOR THE

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

The following discussion and analysis of the consolidated results of our operations and financial condition should be read in conjunction with the consolidated financial statements incorporated by reference in Item 8 of this Annual Report.

Comparison of 2004 to 2003

Net Income

We recognized net income of $8,674,000 for the year ended December 31, 2004, compared to net income of $8,818,000 for the year ended December 31, 2003. The following paragraphs discuss the results of operations in detail.

Rental Property Operations

Rental and other property revenues from our owned properties totaled $28,303,000 for the year ended December 31, 2004 compared to $25,589,000 for the year ended December 31, 2003, an increase of $2,714,000 or 10.6%. The increase in property operating revenue was a result of:

•	$2,530,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$243,000 increase in the pass on to residents of property tax increases,

•	$25,000 increase in other property income, and a

•	$5,000 increase in rents for recreational vehicle sites, all offset by an

•	$89,000 decrease in late fees, net of amounts written off as uncollectible.

Golf course operating revenues totaled $918,000 for the year ended December 31, 2004 compared to $827,000 for the year ended December 31, 2003, an increase of $91,000 or 11.0%. Golf revenues increased at two of the three communities that operate golf courses. The increases were attributable to higher levels of memberships, while the decrease was attributable to interruptions in operation due to construction of new subdivisions at one community.

Property operating expenses for our owned properties totaled $9,964,000 for the year ended December 31, 2004 compared to $9,218,000 for the same period in 2003, an increase of $746,000 or 8.1%. The increase in property operating expenses was a result of:

•	$267,000 increase in utilities expense,

•	$244,000 increase in other property level expenses,

•	$181,000 increase in salaries, wages and benefits,

•	$166,000 increase in property taxes, all offset by a

•	$69,000 decrease in utility operations maintenance and repairs at company owned utility plants, and a

•	$43,000 decrease in property operating overhead,

Casualty expenses totaled $221,000 for the year ended December 31, 2004 compared to $0 for the year ended December 31, 2003. The increase is due to clean up cost incurred as a result of the four major hurricanes in 2004.

Golf course operating expenses totaled $1,225,000 for the year ended December 31, 2004 compared to $1,222,000 for the year ended December 31, 2003. The increase in operating expenses at one golf course for additional maintenance costs was offset by a decrease in costs at a second golf course.

Depreciation expense was $2,954,000 during the year ended December 31, 2004 compared to $2,654,000 during the same period in 2003. The increase was as a result of an increase in depreciable property due to the continued development and placing in service of previously undeveloped home sites.

Same store property revenues for the year ended December 31, 2004 increased by 9.8% from the year ended December 31, 2003, consisting of a 3.6% increase from same site rental revenues, 5.8% increase from absorption revenues and 0.4% increase from golf revenues. Expenses related to those revenues increased 6.7% over that same period, consisting of a 3.0% increase in same site rental expenses, 3.7% increase in absorption expenses, and no material increase in golf expenses. Same store property net operating income increased 11.3% for the year ended December 31, 2004. Our same store base included 95% of our property operating revenues for year ended December 31, 2004.

The Company believes that the same store information provides the users of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of the same store operating results used in the above calculation to total operating revenues and total expenses for the year ended December 31, 2004 and 2003, determined in accordance with generally accepted accounting principles, is reflected in the table on the following page (in thousands):

		Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues		$24,719	$23,821	$898	3.8%	3.6%
Absorption rental revenues		1,994	519	$1,475	284.2%	5.8%
Same store golf revenues		918	827	91	11.0%	0.4%

Same store revenues	A	27,631	25,167	2,464	9.8%	9.8%

Properties not in same store		1,574	1,129	445	39.4%
Revenues related to interest income		16	120	(104)	(86.7%)

Total property revenues	C	$29,221	$26,416	$2,805	10.6%

Same site property expense		$7,462	$7,208	$254	3.5%	3.0%
Absorption rental expense		309	—	309	100.0%	3.7%
Same store golf expenses		1,225	1,222	3	0.2%	0.0%

Same store expenses	B	8,996	8,430	566	6.7%	6.7%

Properties not in same store expenses		731	401	330	82.3%
Expenses related to offsite management and hurricane expenses(2)		1,683	1,609	74	4.6%

Total property operating expenses	D	$11,410	$10,440	$970	9.3%

Same Store net operating income	A-B	$18,635	$16,737	$1,898	11.3%

Total net operating income	C-D	$17,811	$15,976	$1,835	11.5%

(1)	Contribution to Same Store % Change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2003 period. For example, the change in same site rental revenue of $898 as compared to the total same store revenues in 2003 of $25,167 is a 3.6% increase ($ 898/ $25,167 = 3.6%).

(2)	Expenses related to offsite management reflect portfolio property management costs and hurricane related expenses not attributable to a specific property.

Home Sales Business

Revenues for the home sales business totaled $40,360,000 for the year ended December 31, 2004 as compared to $37,929,000 for the year ended December 31, 2003, with the increase driven by increased average selling prices. The units sold totaled 392 for the year ended December 31, 2004 compared to 414 units for the year ended December 31, 2003, a decrease of 5%. The average selling price of new homes closed was $101,000 and $90,000, respectively, for the years ended December 31, 2004 and 2003, an increase of 12%. Total cost of sales for the year ended December 31, 2004 was $27,186,000 compared to $27,203,000 for the year ended December 31, 2003. The resulting margin increases are attributable to increased selling prices, increased manufacturer rebates associated with higher purchasing volumes, the initial impact of cost savings efforts in home construction and the sale of higher margin finishes and features. Selling and marketing expenses in the 2004 period increased $1,984,000 from the 2003 period primarily as a result of increased marketing costs for newly constructed subdivisions within existing communities and increased staff levels.

We reported income from the home sales business of $3,820,000 for the year ended December 31, 2004 as compared to $3,324,000 for the year ended December 31, 2003.

General and Administrative Expenses

Our general and administrative expenses were $3,995,000 for the year ended December 31, 2004 and $2,722,000 for the year ended December 31, 2003. The $1,273,000 increase in expense was a result of:

•	$664,000 increase in the amortization of deferred compensation relating to restricted stock awards,

•	$512,000 increase in regulatory compliance costs and public company reporting, including Sarbanes-Oxley Act compliance,

•	$84,000 increase in dividends paid on non-vested restricted stock awards that are recorded as compensation expense,

•	$40,000 increase in umbrella liability insurance coverage,

•	$22,000 increase in travel expense,

•	$15,000 increase in meetings and seminars,

•	$7,000 increase in annual reporting costs,

•	$6,000 increase in professional fees, and a

•	$3,000 increase in dues and subscriptions, all offset by

•	$66,000 decrease in salaries, wages, and benefits,

•	$13,000 decrease in transfer agent fees, and a

•	$1,000 decrease in other miscellaneous costs.

Interest and Other Income

Interest and other income were $366,000 for the year ended December 31, 2004 and $521,000 for the year ended December 31, 2003. The decrease of $155,000 was a result of:

•	$227,000 decrease in income associated with forfeiture of our Common Stock,

•	$70,000 decrease in interest income related to a reduction in the principal balance outstanding on an interest bearing note,

•	$17,000 decrease in income from subsidiaries,

•	$15,000 decrease in interest income related to interest income on officer’s stock loans,

•	$4,000 decrease in interest income from bank accounts, all offset by a

•	$133,000 increase in interest income from our CMBS bonds, and a

•	$45,000 increase in other income.

Interest Expense

During the years ended December 31, 2004 and 2003, interest expense was $5,698,000 and $5,309,000 respectively, which was net of capitalized interest of $3,768,000 and $3,312,000, respectively. The increase was primarily a result of new debt secured by existing owned properties, development expenditures made in advance of home sales and funded by borrowings under our line of credit and an increase in the amount outstanding on the floor plan facility on home sales inventory. These increases were partially offset by scheduled amortization of existing long-term debt, a decrease in the amounts outstanding on the company line of credit in 2004 as compared to 2003 and lower interest rates on short-term debt.

Equity in Earnings (Losses) of Unconsolidated Real Estate Partnerships

During the year ended December 31, 2003, the Company owned an interest in two partnerships through joint ventures that develop, own and operate residential land lease communities. Investments in real estate partnerships in which the Company has influence, but does not have control, are accounted for under the equity method. Under the equity method, the Company’s pro-rata share of the (losses) or earnings of the unconsolidated real estate partnership for the periods presented is included in equity in earnings (losses) from unconsolidated real estate partnerships. Unconsolidated real estate partnerships totaled $37,000 for the year ended December 31, 2003. There were no earnings for the year ended December 31, 2004 as these investments were liquidated in 2003.

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

For the year ended December 31, 2004 as compared to the year ended December 31, 2003, we recorded income from discontinued operations of $59,000 as compared to a loss of $115,000, an increase of $174,000. The increase in discontinued operations was primarily related to a $151,000 impairment loss on assets sold or held for sale in 2003, which did not occur in 2004.

For the year ended December 31, 2004, we sold a ministorage property in Arizona to a third party for an aggregate sales price of approximately $2,035,000. The net proceeds of $1,026,000 were used to repay a portion of our outstanding short-term indebtedness. We recorded a gain under generally accepted accounting principles of approximately $20,000, net of minority interest in the Operating Partnership.

During the year ended December 31, 2003, we sold a 28 home site community in Bristol, Pennsylvania to a third party for an aggregate sales price of approximately $1,115,000. The net proceeds of $1,097,000 were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes. We recognized a loss under generally accepted accounting principles of approximately $73,000, net of minority interest in the Operating Partnership.

Comparison of 2003 to 2002

Net Income

We recognized net income of $8,818,000 for the year ended December 31, 2003, compared to net income of $5,850,000 for the year ended December 31, 2002. The following paragraphs discuss the results of operations in detail.

Rental Property Operations

Rental and other property revenues from our owned properties totaled $25,589,000 for the year ended December 31, 2003 compared to $23,534,000 for the year ended December 31, 2002, an increase of $2,055,000 or 8.7%. The increase in property operating revenue was a result of:

•	$1,887,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$114,000 increase in late fees, net of amounts written off as uncollectable,

•	$36,000 increase in other property income,

•	$35,000 increase in the pass on of property tax allocations to residents correlated with the increase in certain property tax expenses, all offset by

•	$17,000 decrease in rents for recreational vehicle sites.

Golf course operating revenues totaled $827,000 for the year ended December 31, 2003 compared to $736,000 for the year ended December 31, 2002, an increase of $91,000 or 12.4%. Golf revenues increased at all three communities that operate golf courses.

Property operating expenses from our owned properties totaled $9,218,000 for the year ended December 31, 2003 compared to $8,636,000 for the same period in 2002, an increase of $582,000 or 6.7%. The increase in property operating expenses was a result of:

•	$205,000 increase in property operating overhead,

•	$202,000 increase in salaries, wages and benefits,

•	$106,000 increase in property taxes,

•	$51,000 increase in other property level expenses, and a

•	$18,000 increase in utility operations maintenance and repairs at company owned utility plants.

Golf course operating expenses totaled $1,222,000 for the year ended December 31, 2003 compared to $1,222,000 for the year ended December 31, 2002.

Depreciation expense was $2,654,000 during the year ended December 31, 2003 compared to $2,490,000 during the same period in 2002. The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites and the acquisition of one community in 2003.

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

The Company believes that same store information provides the user of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the year ended December 31, 2003 and 2002, determined in accordance with generally accepted accounting principles, is reflected in the table on the following page (in thousands):

		Twelve Months Ended December 31, 2003	Twelve Months Ended December 31, 2002	Change	% Change	Contribution to Same Store % Change(1)
Same store property revenues		$25,469	$23,480	$1,989	8.5%	8.2%
Same store golf revenues		827	736	91	12.4%	0.4%

Same store revenues	A	26,296	24,216	2,080	8.6%	8.6%

Acquisition Property Rental Revenues		77	—	77	100.0%
Revenues related to interest income		43	54	(11)	(20.4%)

Total property revenues	C	$26,416	$24,270	$2,146	8.8%

Same store property expense		$7,561	$7,229	$332	4.6%	3.9%
Same store golf expenses		1,222	1,222	—	0.0%	0.0

Same store expenses	B	8,783	8,451	332	3.9%	3.9%

Acquisition Property Expenses		48	—	48	100.0%
Expenses related to offsite management(2)		1,609	1,407	202	14.4%

Total property operating expenses	D	$10,440	$9,858	$582	5.9%

Same Store net operating income	A-B	$17,513	$15,765	$1,748	11.1%

Total net operating income	C-D	$15,976	$14,412	$1,564	10.9%

(1)	Contribution to Same Store % Change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2002 period. For example, the change in same store property revenue increase of $1,989 as compared to the total same store revenues in 2002 of $24,216 is a 8.2% increase ($ 1,989/ $24,216 = 8.2%).

(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

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

General and Administrative Expenses

Our general and administrative expenses were $2,722,000 for the year ended December 31, 2003 and $1,954,000 for the year ended December 31, 2002. The $768,000 increase in expense was a result of:

•	$384,000 increase in the amortization of deferred compensation relating to restricted stock awards,

•	$98,000 increase in directors’ costs as a result of expensing the equity compensation for directors in 2003 which in the 2002 period was accounted for under APB 25,

•	$79,000 increase in dividends paid on non-vested restricted stock awards that are recorded as compensation expense,

•	$75,000 increase in salaries, wages, and benefits,

•	$66,000 increase in professional fees,

•	$44,000 increase in regulatory compliance costs,

•	$42,000 increase in umbrella liability insurance coverage,

•	$22,000 increase in other tax expense,

•	$17,000 increase in travel expense, all offset by

•	$29,000 reduction in bank service charges,

•	$15,000 reduction in transfer agent fees,

•	$9,000 reduction in investor relation costs, and a

•	$6,000 reduction in stock exchange registration fees.

Interest and Other Income

Interest and other income were $521,000 for the year ended December 31, 2003 and $922,000 for the year ended December 31, 2002. The decrease of $401,000 was a result of:

•	$563,000 decrease related to interest income on our notes receivable as a result of principal collections,

•	$142,000 decrease related to interest income from bank accounts and other assets, offset by a

•	$227,000 increase in income associated with recovery of escrowed shares to secure management contracts, and

•	$77,000 increase in interest income on Commercial Mortgage Backed Securities, or CMBS bonds.

Interest Expense

During the years ended December 31, 2003 and 2002, interest expense was $5,309,000 and $4,715,000 respectively, which are net of capitalized interest of $3,312,000 and $3,426,000, respectively. The $594,000 increase in interest expense was comprised of:

•	$707,000 related to increases in the amount of long-term debt outstanding,

•	$196,000 related to increases in amounts outstanding on our floor plan credit facility for home sales inventory,

•	$114,000 related to decrease in capitalized interest related to completion of home sites at a rate in excess of development expenditures, all offset by

•	$180,000 related to scheduled amortization of long-term debt,

•	$171,000 related to decrease from reduced short-term debt outstanding, and

•	$72,000 related to decrease from discount on long-term interest.

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

For the year ended December 31, 2003 as compared to the year ended December 31, 2002, we recorded a loss from discontinued operations of $115,000 as compared to income of $132,000, a decrease of $247,000. The decrease in discontinued operations was primarily related to a $151,000 impairment loss on assets sold or held for sale in 2003.

During the year ended December 31, 2003, we sold a 28 home site community in Bristol, Pennsylvania to a third party for an aggregate sales price of approximately $1,115,000. The net proceeds of $1,097,000 were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes. We recognized a loss under generally accepted accounting principles of approximately $73,000, net of minority interest in the Operating Partnership.

During the year ended December 31, 2002, we sold a 62 home/residential vehicle site community in Mesa, Arizona to a third party for an aggregate sales price of approximately $1,000,000. The net proceeds of $900,000 were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes. We recognized a loss under generally accepted accounting principles of approximately $100,000, net of minority interest in the Operating Partnership.

NOL Carryover

At December 31, 2004, the Company’s net operating loss (“NOL”) carryover was approximately $64,564,000 for the parent REIT entity and $1,750,000 for the Company’s taxable subsidiaries that are consolidated for financial reporting, but not for federal income tax purposes. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of the Company’s REIT taxable income, and as a result, to reduce the amount that the Company is required to distribute to stockholders to maintain our status as a REIT. It does not, however, affect the tax treatment to shareholders of any distributions that the Company does make. The parent REIT’s and the taxable subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2022, respectively.

Dividends and Distributions

During the year ended December 31, 2004, we distributed $7,989,000 ($1.00 per share) to holders of common stock and OP Units, compared to distributions in the year ended December 31, 2003 of $7,814,000 ($1.00 per share) and distributions in the year ended December 31, 2002 distributions of $7,694,000 ($1.00 per share). The tax treatment to shareholders of the dividends paid, if any, is generally determined based upon the character and amount of our taxable income for the relevant year.

For income tax purposes, dividends to common stockholders consist of ordinary income, capital gains (including unrecaptured gain under Section 1250 of the Code, which is taxable to shareholders who are individuals at a maximum federal rate of 25%), return of capital or a combination thereof. For the years ended December 31, 2004, 2003 and 2002, dividends paid per share were taxable as follows:

	2004		2003		2002
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Return of capital	$0.56	56.0%	$1.00	100%	$0.73	73.0%
Ordinary income	0.44	44.0%	—	—	0.27	27.0

Total	$1.00	100%	$1.00	100%	$1.00	100%

Our dividend is set quarterly by our Board of Directors and is subject to change or elimination at any time. Our primary financial objective is to maximize long-term, risk-adjusted returns on investment for shareholders. While dividend policy is considered within the context of this objective, maintenance of past dividend levels is not our primary investment objective and is subject to numerous factors including our profitability, capital expenditure plans, obligations related to principal payments and capitalized interest, and the availability of debt and equity capital at terms deemed attractive by us to finance these expenditures. Subject to certain limitations, our NOL may be used to offset all or a portion of our REIT taxable income, which may allow us to reduce or eliminate our dividends paid and still maintain our REIT status.

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

We initiated the Dividend Reinvestment Plan (the “Plan”) on May 3, 2002 that allows shareholders to acquire additional shares of common stock by reinvesting some or all of the cash dividends paid on our outstanding common stock. In addition, under the Plan, monthly optional cash investments, which are subject to a minimum purchase amount of $250 and a maximum quarterly purchase limit of $5,000 per shareholder, are permitted without approval from the Board of Directors. Optional cash investments in excess of $5,000 per shareholder are subject to approval by the Board of Directors and no such investments were approved during the years ended December 31, 2004, 2003 and 2002. Shares may be acquired pursuant to the Plan directly from us at a price equal to the average of the daily high and low sales prices of our common stock as reported on the New York Stock Exchange during the ten trading days prior to the date of the investment, less a possible discount determined by us of up to 5%, generally without payment of any brokerage commission or service charge by the investor. During 2004, 2003 and 2002, approximately 25,000, 35,000 and 25,000 shares of common stock were issued, respectively, pursuant to the Plan. We suspended the Plan on April 28, 2004.

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

We measure the profitability of developing and leasing expansion home sites within our portfolio through identifying the following:

1) An estimate of the first year annualized profit on the leases originated on expansion home sites,

2) An estimate of the value of the expansion sites leased less all current and projected development costs, and

3) An estimate of the home sales profit or loss attributable to new homes sold on expansion sites, without consideration for the other aspects of the home sales business.

We believe that our projection of the first year returns from the leases originated on expansion home sites provides the user of our financial statements with a comparison of the profitability of the new leased sites to alternative investments in stabilized communities. Our calculation of estimated first year annualized profit on leases originated on expansion home sites is based upon a non-generally accepted accounting principles financial measure. We project the amount of variable property operating expenses we will incur as a result of the newly leased home sites. In order to project our variable operating expenses, we begin with operating expenses determined under generally accepted accounting principles and deduct those expenses we believe will not increase with the addition of newly leased sites.

The most directly comparable financial measure that can be reconciled to generally accepted accounting principles is our historical return on investment in operational home sites, which is reconciled on page 34 in footnote 1. Our presentation of the estimated first year return on the expansion home sites cannot be directly reconciled to a comparable measure in accordance with generally accepted accounting principles, principally because there are leases that began during the period and we estimate the incremental operating expenses associated with these leases. The estimated first year annualized return on investment in expansion home sites should not be considered in isolation from nor is it intended to represent an alternative measure of operating income or cash flow or any other measure of performance as determined in accordance with generally accepted accounting principles.

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

Comparison of the years ended December 31, 2004, 2003 and 2002

The leases facilitated by the home sales business during the years ended December 31, 2004, 2003 and 2002 are estimated to provide a first year return on investment of 10.0%, 11.1% and 12.5%, respectively. These returns are shown on the following page and are based upon unaudited pro forma information. This compares to our realized returns from earning sites of 8.1% for the year ended December 31, 2004, 7.9% for the year ended December 31, 2003 and 7.9% for the year ended December 31, 2002. The decrease in return on expansion home sites over the years ended 2002, 2003 to 2004 is driven primarily by (i) increases in the per site cost of development as a result of larger lots to accommodate larger homes, (ii) increased lease incentives given in 2003 over 2002, and (iii) increases in the per site cost of development as a result of additional amenities, offset partially by increased profitability of our home sales business resulting from more home sales over which the fixed home sales costs are allocated. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our estimated first year return on investment in expansion home sites for the years ended December 31, 2004, 2003 and 2002 is shown below (in thousands, except expansion sites leased):

		Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Expansion sites leased during the year		375	414	307

Estimated first year annualized profit on leases originated during the year	A	$1,411	$1,408	$927

Costs, including development costs of sites leased		$17,708	$15,751	$7,523
Home sales income attributable to sites leased		3,524	3,060	126

Total costs incurred to originate ground leases	B	$14,184	$12,691	$7,397

Estimated first year annualized return on investment for leases originated during the year	A/B	10.0%	11.1%	12.5%

For the years ended December 31, 2004, 2003 and 2002, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Reported income (loss) from sales operations	$3,820	$3,324	$342
Used home sales and brokerage business income	(296)	(264)	(216)

Adjusted income (loss) for pro forma analysis	$3,524	$3,060	$126

We exclude the profits from our used home sales and brokerage business from our pro forma calculation of return on investment in expansion home sites. The profits from these activities represent profits that are not directly related to our expansion activities.

The reconciliation of our estimated first year return on investment in expansion home sites, a non-generally accepted accounting principles financial measure, to our return on investment in operational home sites in accordance with generally accepted accounting principles is shown below (in thousands):

		Total Portfolio for Year Ended December 31, 2004	Total Portfolio for Year Ended December 31, 2003	Total Portfolio for Year Ended December 31, 2002
Property income before depreciation(1)	A	$17,811	$15,976	$14,412

Total investment in operating home sites(1)	B	$220,918	$201,805	$181,570

Return on investment from earning home sites(1)	A/B	8.1%	7.9%	7.9%

(1)	A reconciliation of our return on investment for earning sites for the years ended December 31, 2004, 2003 and 2002 to property income before depreciation and investment in operational sites is shown below (in thousands):

	December 31, 2004	December 31, 2003	December 31, 2002
Rental and other property revenues	$29,221	$26,416	$24,270
Property operating expenses	(11,410)	(10,440)	(9,858)

Property income before depreciation (A)	$17,811	$15,976	$14,412

Real estate assets, net	$248,868	$226,078	$206,624
Add: Accumulated depreciation	22,803	20,112	17,818
Less: Real estate under development	(49,360)	(41,268)	(40,053)
Less: Cost of home sites ready for intended use	(1,393)	(3,117)	(2,819)

Investment in operational sites (B)	$220,918	$201,805	$181,570

Return on investment in operational sites (A/B)(1)	8.1%	7.9%	7.9%

(1)	Our return on investment in operational sites reflects our income from and investment in sites that were leased for the first time during each of the years ended December 31, 2004, 2003 and 2002. For these leases, the income reported above includes less than a full twelve months of operating results. Consequently, when compared to the investment we have made in these home sites, the return on investment during the years ended December 31, 2004, 2003 and 2002 is less than the return when measured using a full twelve months of operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, we had cash and cash equivalents of $820,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of and additional investments in properties, and payments of distributions to stockholders and OP Unit holders. The Company expects to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. The Company expects to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sales of properties and cash generated from operations. On February 23, 2005 and March 2, 2005, we issued 900,000 shares and 100,000 shares, respectively, of newly created 7.75% Series A Cumulative Redeemable Preferred Stock for a purchase price of $25.00 per share. The net proceeds from these issuances were used to repay indebtedness including amounts outstanding under a promissory note incurred on February 4, 2005 in connection with the acquisition of property in Micco, Florida and the Company’s revolving line of credit.

In the event that there is an economic downturn and the cash provided by operating activities is reduced or, if access to short term borrowing sources becomes restricted, the Company may be required to reduce or eliminate expenditures for the continued development of its communities and/or reduce or eliminate its dividend.

On December 13, 2004, the Company renewed and extended its revolving line of credit with a lender for a total commitment of $16,000,000. The line of credit is secured by real property and improvements located in St. Lucie County, Lake County, and Pasco County, Florida and Maricopa County, Arizona. The loan bears interest at a rate equal to thirty-day LIBOR plus 200 basis points. This interest-only note matures in December 2006. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. The terms of our line of credit require that we maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to proforma annual debt service obligations (as defined by the lender) of not less than 1.0 to 1.0 for properties that secure the line of credit. Based upon the application of these covenants as of December 31, 2004, $15,977,000 was available to the Company.

The Company has a floor plan line of credit with a floor plan lender providing a credit facility of $25,000,000 with a variable interest rate indexed to the prime rate and spreads varying from 1.5% to 4.5%, depending on the manufacturer and age of the inventory. The facility has a minimum interest rate of 5.5% based upon a minimum prime rate of 4.0%. Individual advances mature as early as 360 days or have no stated maturity, based upon the manufacturer. Amounts outstanding are non-recourse to the Company for the period of time the financed home is subject to a repurchase agreement with the manufacturer of the home. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $13,085,000. At December 31, 2004, $17,679,000 was outstanding, all of which was non-recourse to the Company. Approximately $7,321,000 was available under the floor plan credit facility.

Our ability to access secured and unsecured borrowings as a source of liquidity is dependent upon factors outside of our control including economic trends that impact the availability of credit from lending sources we currently utilize. Our ability to issue additional equity in the form of equity securities (including the issuance by the Operating Partnership of OP Units) is dependent upon certain factors outside of our control including returns available on alternative investments and other economic factors. The amount of cash generated by our operations is dependent upon our ability to operate the existing portfolio of revenue earning sites and to originate new earning sites through new lease originations generated by our home sales business. Our ability to generate cash through the operation of the current portfolio is dependent upon the costs we pay to acquire the goods and services required to operate the portfolio, the absence of natural disasters, such as hurricanes, that would disrupt the flow of rental income for an undeterminable time period and other factors. Our ability to generate cash through the origination of new earning sites is dependent upon our ability to market effectively to our target market customers, to originate contracts for sale of homes at our properties, thereby generating income producing leases and to develop the undeveloped land within our portfolio in a timely fashion, and on a cost effective basis.

Operating Activities

In 2004, the net cash provided by operating activities was $8.4 million for the year ended December 31, 2004 compared to $13.3 million during the year ended December 31, 2003. The $4.9 million decrease was primarily the result of:

•	$6.0 million increase in cash used by inventory as a result of higher home sales volumes in 2004, and a

•	$0.2 million decrease in cash provided by operating assets and liabilities as a result of increased business volumes and increases in accounts payable balances from the 2003 period, offset by

•	$1.1 million increase in earnings before depreciation, amortization, minority interest, equity in losses of unconsolidated real estate partnerships, loss (gain) on sale of discontinued operations, casualty gain from hurricanes, gain on sale of real estate partnerships, and impairment losses on real estate investments, and a

•	$0.2 million decrease related to income from the recovery of common stock escrowed to secure management contracts in the 2003 period that did not occur in 2004.

Investing Activities

In 2004, the net cash used in investing activities was $25.0 million, compared with net cash used of $18.5 million in 2003. The $6.5 million increase in net cash used for investing activities is primarily the result of:

Increases

•	$8.2 million increase in expenditures for capital replacements, development and improvements in the 2004 period as compared to the 2003 period, primarily related to the continued and accelerated development of unleased sites,

•	$2.7 million decrease in cash provided by distributions from real estate partnerships, including liquidating distributions, in 2003 that did not occur in 2004,

•	$0.7 million decrease in cash proceeds from notes receivable,

•	$0.5 million increase in cash paid for capitalized interest,

•	$0.3 million decrease in collections on CMBS bonds,

•	$0.3 million increase in the purchase of furniture, fixtures & equipment classified as other assets

•	$0.2 million increase in capital replacement and enhancement as a result of multiple hurricanes in Florida during 2004, all offset by

Decreases

•	$4.5 million decrease in cash used for purchase of real estate,

•	$1.0 million increase in proceeds received from the sale of real estate,

•	$0.5 million increase in proceeds from hurricane insurance claims, and

•	$0.4 million increase in cash provided by the collection of preferred minority interest in real estate partnership.

Financing Activities

Net cash provided by financing activities was $15.4 million for the year ended December 31, 2004 compared with net cash provided during the same period in 2003 of $6.0 million.

The $9.4 million increase in cash provided by financing activities is primarily the result of:

Increases

•	$22.4 million increase in net proceeds from secured short-term financing,

•	$1.1 million increase in proceeds from the exercise of stock options and proceeds from the dividend reinvestment program,

•	$0.6 million increase in collection of escrow funds,

•	$0.5 million decrease in payment of loan costs, and offset by

Decreases

•	$12.6 million decrease in proceeds from secured long-term financing,

•	$0.9 million increase in principal payments made on secured long-term notes payable for properties sold,

•	$0.8 million increase in payments to escrow funds for capital improvements,

•	$0.3 million increase in principal payments made on secured long-term notes payable,

•	$0.3 million decrease in proceeds from OP Unit distribution reinvestment program,

•	$0.2 million increase in payment of common stock dividends in 2004 compared to 2003,

•	$0.1 million increase in payments of professional costs associated with equity issuance.

FUNDS FROM OPERATIONS

We measure our economic profitability based on FFO, less annual capital replacement spending for developed home sites. For the year ended December 31, 2004, our capital replacement spending averaged $125 per developed home site.

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

FFO is not necessarily indicative of cash available to fund our cash needs, including our ability to make distributions, since FFO does not consider recurring capital expenditures, debt maturities or other capital expenditure commitments of the Company. We use FFO in measuring our operating performance because we believe that the items that result in a difference between FFO and net income have a different impact to the ongoing operating performance of a real estate company than to other businesses. FFO should not be considered as an alternative to net income or net cash flows from operating activities, as calculated under generally accepted accounting principles, as an indication of our performance or as a measure of liquidity. Our basis of computing FFO is not necessarily comparable with that of other REITs.

For 2004, 2003 and 2002, our FFO was as follows (in thousands):

	2004	2003	2002
Net Income	$8,674	$8,818	$5,850
Minority interest in operating partnership	1,173	1,211	797
Real estate depreciation	2,954	2,654	2,490
Casualty Gain	(337)	—	—
(Gain) on sale of interest in unconsolidated real estate partnerships	—	(971)	—
(Gain) on Sale of Real Estate	(101)	—	—
Recovery of common stock escrowed to secure management contracts(1)	—	(227)	—

Discontinued operations:
Real estate depreciation, net of minority interest	9	19	47
Minority interest in operating partnership attributed to discontinued operations	8	(16)	18
(Gain) loss on sale of real estate	(43)	83	121
Depreciation from unconsolidated real estate partnerships	—	33	110

Funds From Operations (FFO)	$12,337	$11,604	$9,433

Weighted average common shares, common share equivalents and OP Units outstanding	8,248	8,024	7,764

(1)	The Company acquired certain third party management contracts in 1997 through the issuance of common stock. The terms of the purchase agreement provided that the common stock was issued under an escrow agreement that provided for a ratable release of the common stock based upon the continued existence of the third party management contracts. The property owner cancelled the management contracts effective January of 2003 and under the terms of the escrow agreement approximately 16,000 shares of common stock were returned to the Company. The Company’s basis in these third party contracts had been fully amortized to expense in prior years. The Company recorded the forfeiture of the common stock as increases to treasury stock and other income in the year ended December 31, 2003. This element of net income has been excluded in arriving at FFO as the ratable amortization of the Company’s basis in the contracts was excluded in arriving at FFO in prior periods. The forfeiture of common stock associated with third party management contracts did not occur in the past two years and no additional common stock is subject to contractual escrow agreements at December 31, 2004.

For 2004, 2003, and 2002, our net cash flows were as follows (in thousands):

	2004	2003	2002
Cash provided by operating activities	$8,432	$13,302	$12,417
Cash provided by (used in) investing activities	(25,037)	(18,487)	(14,223)
Cash provided by (used in) financing activities	15,361	6,026	2,422

CONTRACTUAL OBLIGATIONS

This table summarizes information contained in Management’s Discussion and Analysis and in the notes to the consolidated financial statements contained in Item 8 of this Annual Report regarding contractual obligations and commitments as of December 31, 2004 (amounts in thousands):

	2005	2006 and 2007	2008 and 2009	2010 and thereafter	Total
Scheduled long-term debt principal payments	$3,308	$7,361	$8,333	$52,307	$71,309
Balloon maturities of long-term debt	—	13,278	2,069	40,682	56,029
Secured Credit Facilities	—	6,965	—	—	6,965
Floor Plan(2)	17,679	—	—	—	17,679
Earn-out payments(1)	480	—	—	—	480
Construction Contracts	6,180	—	—	—	6,180
Purchase Commitments	6,429	—	—	—	6,429
Lease Commitments	249	117	3	—	369

Total	$34,325	$27,721	$10,405	$92,989	$165,440

(1)	The earn-out payments above represent the total amount that the Company would pay if all remaining home sites became occupied in 2005 (see note H to the consolidated financial statements in Item 8 of this Annual Report for additional information).

(2)	Discretionary, non-committed facility whose individual advances mature at different dates between 360 and 540 days from advance date.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is changes in interest rates relating to our various debt instruments and borrowings. The following is a discussion of the potential impact of changes in interest rates on our debt instruments.

We have $66.7 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $35.0 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed. We have repricing and refunding risks as to the unpaid balance on these notes of $28.3 million due at maturity between 2007 and 2014.

We have $10.6 million of interest only, non-recourse, secured long-term notes payable. These are variable rate loans at 30-day LIBOR plus 3%, with a floor of 5.5% and a ceiling of 10%. As of December 31, 2004 30-day LIBOR was 2.56%. If the lender’s LIBOR rate was greater than 3.5% and LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $106,000 due to an increase in interest expense based on the outstanding balance at December 31, 2004. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have an additional $15.0 million of interest only, non-recourse, secured long-term notes payable on terms different from those set fourth in the preceding paragraph. These are variable rate loans at 90-day LIBOR plus 2.5%. If LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $150,000 due to an increase in interest expense based on the outstanding balance at December 31, 2004. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

As of December 31, 2004, the scheduled principal amortization and maturity payments for the Company’s secured notes payable and secured long-term debt are as follows (in thousands):

Year	Amortization	Maturities	Total
2005	$3,308	$—	$3,308
2006	3,552	—	3,552
2007	3,809	13,278	17,087
2008	4,042	—	4,042
2009	4,291	2,069	6,360
Thereafter	52,307	40,682	92,989

			$127,338

We have a secured floor plan facility that bears interest at the lender’s prime rate plus amounts ranging from 1.5% to 4.5% based upon the manufacturer and age of the inventory. If the lender’s prime rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $177,000 due to an increase in interest expense on this line of credit, based on the approximately $17.7 million outstanding balance at December 31, 2004. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

Item 8.	Financial Statements and Supplementary Data.

The report of independent auditors, consolidated financial statements and schedule listed in the accompanying index are filed as part of this Annual Report and incorporated herein by reference. See “Index to Financial Statements” on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer, chief operating officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based upon this evaluation, our chief executive officer, chief operating officer, and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to American Land Lease, including our consolidated subsidiaries, required to be disclosed in our SEC filings (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to American Land Lease’s management, including our chief executive officer, chief operating officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein at page F-3.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

The Operating Partnership entered into a Loan and Security Agreement (the “Amended Loan Agreement”), dated December 13, 2004, which amends the Loan and Secutiry Agreement (the “Original Loan Agreement”), dated July 31, 2003, by and among Wachovia Bank, N.A., and the Operating Partnership, Community Savanna Club Joint Venture, AIOP Lost Dutchman Notes, L.L.C., Woodlands Church Lake, L.L.C. and Community Brentwood Joint Venture. The Amended Loan Agreement extended the maturity of the Operating Partnership’s revolving line of credit to December 31, 2006 and modified certain covenants with respect to debt service coverage for properties that serve as collateral. A copy of the Original Loan Agreement was filed as Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q, dated September 30, 2003, Commission File No. 1-9360, filed on November 13, 2003. The Amended Loan Agreement is filed as Exhibit 10.29 herewith.

Part III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item will be presented under the caption “Board of Directors and Officers” in American Land Lease’s proxy statement for its 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be presented under the captions “Summary Compensation Table,” “Option/SAR Grants in Last Fiscal Year” and “Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values” and “Employment Arrangements” in American Land Lease’s proxy statement for its 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in American Land Lease’s proxy statement for its 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this item will be presented under the caption “Certain Relationships and Related Transactions” in American Land Lease’s proxy statement for its 2005 annual meeting of stockholders and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be presented under the caption “Principal Accounting Fees and Services” in American Land Lease’s proxy statement for its 2005 annual meeting of stockholders and is incorporated herein by reference.

Part IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

The following documents are filed as part of this Annual Report:

1.	Financial Statements.
The financial statements are listed in the Index to Financial Statements on page F-1.

2.	Financial Statement Schedules.
The financial statement schedule is listed in the Index to Financial Statements on page F-1.

3.	Exhibits.
The exhibits are listed in the Exhibit Index, which begins on page 41.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LAND LEASE, INC. (Registrant)

Date: March 11, 2005	By	/s/ TERRY CONSIDINE
Terry Considine
Chairman and Chief Executive Officer

Date: March 11, 2005	By	/s/ ROBERT G. BLATZ
Robert G. Blatz
President and Chief Operating Officer

Date: March 11, 2005	By	/s/ SHANNON E. SMITH
Shannon E. Smith
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ THOMAS L. RHODES Thomas L. Rhodes	Director and Vice Chairman	March 11, 2005

/s/ BRUCE D. BENSON Bruce D. Benson	Director	March 11, 2005

/s/ BRUCE E. MOORE Bruce E. Moore	Director	March 11, 2005

/s/ TODD W. SHEETS Todd W. Sheets	Director	March 11, 2005

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of February 17, 2005, by and among the Registrant, Asset Investors Operating Partnership, L.P., and Raymond James & Associates, Inc. as representatives for the Underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, dated February 17, 2005 and filed on February 22, 2005).

3.1	Second Amended and Restated Certificate of Incorporation of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, dated April 2, 2001 and filed on April 2, 2001).

3.2	Third Amended and Restated By-laws of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-3, dated May 3, 2002 and filed on May 3, 2002).

3.3	Amendment No. 1 to the Third Amended and Restated By-laws of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 14, 2005 and filed on February 17, 2005).

4.1	Waiver regarding stock ownership restrictions between the Registrant and Terry Considine, dated August 11, 2000 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, dated April 2, 2001, and filed on April 2, 2001).

4.2	Waiver regarding stock ownership restrictions between the Registrant and Asset Investors Operating Partnership, L.P., dated August 11, 2000 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, dated April 2, 2001 and filed on April 2, 2001).

4.3	Certificate of Designations for 7.75% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, dated February 17, 2005 and filed on February 22, 2005).

4.4	Form of Stock Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, dated February 17, 2005 and filed on February 22, 2005).

10.1	Form of Indemnification Agreement between the Registrant and each Director of the Registrant (incorporated herein by reference to Appendix A to the Proxy Statement of the Registrant, and dated May 18, 1987).

10.2	1998 Stock Incentive Plan of the Registrant (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1998, and filed on August 14, 1998).

10.3	Secured Promissory Note dated September 13, 1999, between Robert G. Blatz and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K dated December 31, 1999, Commission File No. 1-2262, filed March 28, 1999).

10.4	Form of Assignment and Assumption of Membership Interest (incorporated herein by reference to Exhibit 10.11(c) to the Registrant’s Current Report on Form 8-K, dated August 13, 1999, and filed on August 30, 1999).

10.5	Secured Promissory Note, dated January 2, 2001 between Shannon E. Smith and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-Q, dated March 31, 2001, and filed on May 15, 2001).

Exhibit No.	Description

10.6	Loan and Security Agreement, dated July 31, 2003, by and between Wachovia Bank, N.A., and Asset Investors Operating Partnership, L.P., Community Savanna Club Joint Venture, AIOP Lost Dutchman Notes, L.L.C., and Community Brentwood Joint Ventured (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q, dated September 30, 2003 and filed on November 13, 2003).

10.7	Loan and Security Agreement, dated December 13, 2004, by and among Wachovia Bank, N.A., and Asset Investors Operating Partnership, L.P., Community Savanna Club Joint Venture, AIOP Lost Dutchman Notes, L.L.C., Woodlands Church Lake, L.L.C. and Community Brentwood Joint Venture.

10.8	Promissory Note, dated February 4, 2005, between Wachovia Bank, N. A., and Crystal Bay (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated February 4, 2005 and filed on February 9, 2005).

21.1	List of Subsidiaries

23.1	Consent of Independent Auditors—Ernst & Young LLP.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of COO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of COO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.3	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

*	Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of American Land Lease, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that American Land Lease, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Land Lease, Inc. as of December 31, 2003 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 9, 2005 expressed an unqualified opinion thereon.

Raleigh, North Carolina

March 9, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

American Land Lease, Inc.

We have audited the accompanying consolidated balance sheets of American Land Lease, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Land Lease, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We have also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Land Lease Inc.’s internal control over financial reporting as of December 31, 2004, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion.

/s/ ERNST & YOUNG LLP

Raleigh, North Carolina

March 9, 2005

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Real estate, net of accumulated depreciation of $22,803 and $20,112, respectively, including real estate under development of $49,360 and $41,268, respectively.	$248,868	$226,078
Cash and cash equivalents	820	2,064
Inventory	16,788	10,403
Other assets, net	9,480	8,162
Assets held for sale	—	389

Total Assets	$275,956	$247,096

LIABILITIES
Secured long-term notes payable	$127,338	$119,194
Secured short-term financing	24,644	10,659
Accounts payable and accrued liabilities	9,795	8,423
Liabilities related to assets held for sale	—	5

	161,777	138,281

MINORITY INTEREST IN OPERATING PARTNERSHIP	14,746	14,014

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 1,000 shares authorized, no shares issued or outstanding	—	—
Common stock, par value $.01 per share; 12,000 shares authorized; 9,082 and 8,830 shares issued; 7,356 and 7,104 shares outstanding (excluding treasury stock), respectively	91	88
Additional paid-in capital	286,649	282,818
Notes receivable from officers re common stock purchases	(748)	(799)
Deferred compensation re restricted stock	(2,250)	(1,354)
Dividends in excess of accumulated earnings	(157,697)	(159,340)
Treasury stock, 1,726 and 1,726 shares at cost, respectively	(26,612)	(26,612)

	99,433	94,801

Total Liabilities and Stockholders’ Equity	$275,956	$247,096

See notes to Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	2004	2003	2002
RENTAL PROPERTY OPERATIONS
Rental and other property revenues	$28,303	$25,589	$23,534
Golf course operating revenues	918	827	736

Total property operating revenues	29,221	26,416	24,270

Property operating expenses	(9,964)	(9,218)	(8,636)
Casualty Expenses	(221)	—	—
Golf course operating expenses	(1,225)	(1,222)	(1,222)

Total property operating expenses	(11,410)	(10,440)	(9,858)

Depreciation	(2,954)	(2,654)	(2,490)

Income from rental property operations	14,857	13,322	11,922

SALES OPERATIONS

Home sales revenue	40,360	37,929	23,427
Cost of home sales	(27,186)	(27,203)	(17,748)

Gross profit on home sales	13,174	10,726	5,679

Commissions earned on brokered sales	651	536	477
Commissions paid on brokered sales	(355)	(272)	(261)

Gross profit on brokered sales	296	264	216

Selling and marketing expenses	(9,650)	(7,666)	(5,553)

Income from sales operations	3,820	3,324	342

General and administrative expenses	(3,995)	(2,722)	(1,954)
Interest and other income	366	521	922
Gain on sale of real estate	101	971	—
Casualty Gain	337	—	—
Interest expense	(5,698)	(5,309)	(4,715)
Equity in (losses) income of unconsolidated real estate partnerships	—	37	(2)

Income before minority interest in Operating Partnership	9,788	10,144	6,515
Minority interest in Operating Partnership	(1,173)	(1,211)	(797)

Income from continuing operations	8,615	8,933	5,718

Income (loss) from discontinued operations, net	59	(115)	132

Net Income	$8,674	$8,818	$5,850

Basic earnings from continuing operations	$1.23	$1.30	$0.85
Basic earnings (loss) from discontinued operations	0.01	(0.02)	0.02

Basic earnings per share	$1.24	$1.28	$0.87

Diluted earnings from continuing operations	$1.18	$1.26	$0.84
Diluted earnings (loss) from discontinued operations	0.01	(0.02)	0.02

Diluted earnings per share	$1.19	$1.24	$0.86

Weighted average common shares outstanding	7,013	6,877	6,741

Weighted average common shares and common share equivalents outstanding	7,293	7,093	6,826

Dividends declared per share	$1.00	$1.00	$1.00

See notes to Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

(in thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable on Common Stock Purchases	Deferred Compensation on Restricted Stock	Dividends In Excess of Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount
BALANCES—DECEMBER 31, 2001	8,482	$85	$278,919	$(1,315)	$(278)	$(160,364)	$(26,385)	$90,662

Restricted Stock issued	21	—	291	—	(291)	—	—	—
Exercise of options	30	—	326	—	—	—	—	326
Conversion of OP Units	91	1	1,284	—	—	—	—	1,285
Proceeds for issuance of common stock under dividend reinvestment program	25	—	341	—	—	—	—	341
Repayment of notes receivable from officers	—	—	—	467	—	—	—	467
Payment of professional cost associated with dividend reinvestment program and other equity transactions	—	—	(496)	—	—	—	—	(496)
Amortization of deferred compensation	—	—	—	—	173	—	—	173
Net income	—	—	—	—	—	5,850	—	5,850
Dividends paid	—	—	—	—	—	(6,766)	—	(6,766)

BALANCES—DECEMBER 31, 2002	8,649	86	280,665	(848)	(396)	(161,280)	(26,385)	91,842

Restricted Stock issued	104	1	1,499	—	(1,500)	—	—	—
Exercise of options	8	—	78	—	—	—	—	78
Equity compensation granted to the Board of Directors	8	—	120	—	—	—	—	120
Conversion of OP Units	26	—	(76)	—	—	—	—	(76)
Equity in Stock Options	—	—	8	—	—	—	—	8
Proceeds for issuance of common stock under dividend reinvestment program	35	1	524	—	—	—	—	525
Repayment of notes receivable from officers	—	—	—	49	—	—	—	49
Amortization of deferred compensation	—	—	—	—	542	—	—	542
Recovery of common stock escrowed to secure management contracts	—	—	—	—	—	—	(227)	(227)
Net income	—	—	—	—	—	8,818	—	8,818
Dividends paid	—	—	—	—	—	(6,878)	—	(6,878)

BALANCES—DECEMBER 31, 2003	8,830	88	282,818	(799)	(1,354)	(159,340)	(26,612)	94,801

Restricted Stock issued	106	1	2,111	—	(2,112)	—	—	—
Exercise of options	114	1	1,310	—	—	—	—	1,311
Equity compensation granted to the Board of Directors	6	—	120	—	—	—	—	120
Conversion of OP Units	2	—	23	—	—	—	—	23
Equity in Stock Options	—	—	33	—	—	—	—	33
Proceeds from issuance of common stock under dividend reinvestment program	24	1	469	—	—	—	—	470
Repayment of notes receivable from officers	—	—	—	51	—	—	—	51
Amortization of deferred compensation	—	—	—	—	1,216	—	—	1,216
Stock Issuance cost			(235)					(235)
Net income	—	—	—	—	—	8,674	—	8,674
Dividends paid	—	—	—	—	—	(7,031)	—	(7,031)

BALANCES—DECEMBER 31, 2004	9,082	$91	$286,649	$(748)	$(2,250)	$(157,697)	$(26,612)	$99,433

See notes to Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,674	$8,818	$5,850
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,847	3,353	2,977
Revenue recognized related to acquired lease obligations	(65)	(6)	—
Amortization of discount on secured long-term payable	—	—	72
Amortization of deferred compensation and expensing stock options	1,196	550	173
Minority interest in Operating Partnership and sales operations	1,173	1,211	797
Minority interest attributable to discontinued operations	8	(16)	18
(Gain) loss from sale of discontinued operations	(43)	83	121
Casualty Gain on involuntary conversion	(337)	—	—
Gain on sale of real estate	(101)	—	—
Gain on sale of unconsolidated real estate partnerships	—	(971)	—
Impairment loss on real estate assets	—	151	—
Equity in (income) losses of unconsolidated real estate partnerships	—	(37)	2
Recovery of common stock escrowed to secure management contracts	—	(227)	—
Increase in inventory	(6,385)	(302)	(524)
Net decrease in operating assets and liabilities	465	695	2,931

Net cash provided by operating activities	8,432	13,302	12,417

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	2,423	1,436	1,073
Proceeds from hurricane insurance claims	530	—	—
Purchases of real estate	(921)	(5,422)	(475)
Capital replacements	(1,006)	(866)	(920)
Hurricane capital replacements	(241)	—	—
Additions to real estate, including development	(21,500)	(13,361)	(10,766)
Additions to fixed assets for taxable subsidiaries classified as other assets	(841)	(662)	(596)
Capitalized interest	(3,768)	(3,312)	(3,426)
Notes receivable advances	(198)	(56)	(105)
Proceeds from notes receivable	85	797	791
Principal collections and indemnifications on CMBS bonds	—	267	133
Collection of preferred minority interest in real estate partnership	400	—	—
Distributions received from investments in unconsolidated real estate partnerships	—	2,692	68

Net cash used in investing activities	(25,037)	(18,487)	(14,223)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (principal payments on) secured short-term financing	13,985	(8,459)	5,867
Proceeds from secured long-term notes payable borrowings	12,000	24,659	8,100
Principal payments on secured long-term notes payable for properties sold	(869)	—	—
Principal payments on secured long-term notes payable	(2,987)	(2,666)	(4,868)
Payment of loan costs	(398)	(872)	(617)
Payment to escrow funds for capital improvements	(834)	(38)	—
Collection of escrow funds	787	164	539
Stock issuance costs	(235)	(36)	(496)
Proceeds from stock options exercised	1,311	78	326
Proceeds from dividend reinvestment program	471	561	341
Proceeds from OP unit distribution reinvestment program	68	400	457
Collections of notes receivable on common stock Purchases	51	49	467
Payment of common stock dividends	(7,031)	(6,878)	(6,766)
Payment of distributions to minority interest in Operating Partnership	(958)	(936)	(928)

Net cash provided by financing activities	15,361	6,026	2,422

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,244)	841	616
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,064	1,223	607

CASH AND CASH EQUIVALENTS AT END OF YEAR	$820	$2,064	$1,223

See notes to Consolidated Financial Statements

AMERICAN LAND LEASE, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

A.	The Company

American Land Lease, Inc. (“ANL” and, together with its subsidiaries, the “Company”) is a Delaware corporation that owns home sites leased to owners of homes situated on the leased land and operates the communities composed of these homes. ANL has elected to be taxed as a real estate investment trust (“REIT”). ANL’s common stock, par value $.01 per share (“common stock”), is listed on the New York Stock Exchange under the symbol “ANL.” In May 1997, ANL contributed its net assets to Asset Investors Operating Partnership, L.P. (the “Operating Partnership”) in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership’s initial capital.

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of common stock. After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of common stock in lieu of cash. At December 31, 2004 the Operating Partnership had 965,000 OP units outstanding, excluding those owned by ANL, and ANL owned 88% of the Operating Partnership. As of December 31, 2004, based on total home sites, 77% of the Company’s portfolio of manufactured home communities is located in Florida, 22% in Arizona and 1% in New Jersey.

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

Development and Other Capital Expenditure Activities

Significant renovations and improvements that improve or extend the useful life of an asset are capitalized and depreciated over the remaining life. In addition, the Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the development of additional home sites within its manufactured home communities. Maintenance, repairs and minor improvements are expensed as incurred. Interest incurred relating to the development of communities is capitalized during the active development period. The Company’s strategy is to master plan, develop, and build substantially all of the home sites in its communities. Accordingly, substantially all projects, excluding finished lots where the home is available for occupancy, are undergoing active development. During 2004, 2003, and 2002, capitalized interest was approximately $3,768,000, $3,312,000 and $3,426,000, respectively.

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

As a result of the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company classified a property as held for sale in 2003 (see Note M). The estimated proceeds, less anticipated costs to sell this asset, were less than the net book value, and therefore an impairment charge of $151,000 was recorded for the year ended December 31, 2003. There were no impairment losses recognized for the years ended December 31, 2004 and 2002.

Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory

The Company, through a taxable subsidiary corporation, maintains an inventory of manufactured homes situated within its residential land lease communities. Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required that could have a significant impact on the Company’s results of operations and cash flows. As of December 31, 2004, $1,061,000 of our total inventory of $16,788,000 was older than one year. For the years ended December 31, 2004 and 2003 we recorded a charge of $222,000 and $580,000, respectively to write carrying amounts down to market value.

Non-agency MBS and CMBS Bonds

The Company is the beneficiary of certain grantor trusts formed coincident with the securitization and sale of mortgage assets owned by the Company until sold in 1997. The operation of these grantor trusts was vested with the indentured trustee, and under the terms of the trust indenture, the Company does not control the management of the trust, and the indentured trustee is an unrelated third party. As a result, the operation of the trust is not consolidated in the financial statements of the Company. The Company does not provide any credit enhancements to the trust and does not have contingent liability for the results of operation of the trust.

The Company’s non-agency mortgage backed securities bonds (“MBS”) and commercial mortgage backed securities bonds (“CMBS”) were acquired at a significant discount to par value. The amortized cost of the non-agency MBS and CMBS bonds was equal to the outstanding principal amount net of unamortized discount and allowances for credit losses. Earnings from non-agency MBS and CMBS bonds were recognized based upon the relationship of cash flows received during the period and estimates of future cash flows to be received over the life of the bonds. The Company classified its non-agency MBS and CMBS bonds as available-for-sale, carried at fair value in the financial statements. The Company generally estimated the fair value of the non-agency MBS and CMBS bonds based on the present value of future expected cash flows of the bonds. The fair value of the non-agency MBS and CMBS bonds, based on the underlying assets that secure the bonds, were estimated using our best estimate of the future cash flows, capitalization rates and discount rates commensurate with the risks involved. The carrying amount of the MBS and CMBS assets was $0 at December 31, 2004 and 2003, respectively.

Revenue Recognition

The Company generates income from the rental of home sites. The leases entered into by residents for the rental of home sites are generally for terms of one year and the rental revenues associated with the leases are recognized when earned and due from residents.

The Company, through a taxable subsidiary, generates income from memberships, daily greens fees, cart rentals and merchandise sales at golf courses located within its communities. Revenues associated with the activities of the golf courses are recognized when earned and received by the Company.

The Company, through a taxable subsidiary, generates income from the sale of homes situated on home sites owned by the Company. Sales of homes by the Company are recorded upon the closing of the home sale transaction and title passing to the purchaser.

Deferred Financing Costs

Fees and costs incurred in obtaining financing are capitalized. Such costs are amortized over the terms of the related loan agreements using the effective interest method and are charged to interest expense.

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. Advertising expenses for the years ended December 31, 2004, 2003 and 2002 were $2,593,000, $1,210,000, and $1,086,000, respectively.

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

On July 25, 2003, the Company, through a joint venture, sold a residential land lease community consisting of 57 home sites and 12 recreational vehicle sites for $1,760,000. The Company received distributions of $40,000 during the year coupled with a liquidating distribution from the joint venture of $691,000 and recorded a gain of $165,000. On September 11, 2003, the Company consummated the sale of its joint venture interest in a second real estate partnership. The Company received net proceeds of $1,961,000 and recorded a gain of $806,000. The joint ventures have been liquidated.

The following table provides selected financial information for the Company’s unconsolidated real estate partnerships as of and for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Real estate, net of accumulated depreciation	—	—	$7,560
Total assets	—	—	7,666
Total liabilities	—	—	5,398
Partners’ equity	—	—	2,268
Total revenue	—	—	496
Total expenses	—	—	436
Net income	—	—	60

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including income, asset, and shareholder requirements, and a requirement that it distribute currently at least 90% of its adjusted taxable income to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income tax on taxable income that it distributes currently to its stockholders. If the company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and, unless entitled to relief under certain statutory provisions, may not be able to qualify as a REIT for four subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes and penalties, including taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities conducted through taxable subsidiaries is subject to federal, state, and local income taxes.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for U.S. Federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties, among other things.

The following table reconciles the Company’s net income to REIT taxable income (loss) for each of the three years ended December 31, 2004, 2003, and 2002 (in thousands):

	2004	2003	2002
Net income	$8,674	$8,818	$5,850
Elimination of earnings from the taxable consolidated subsidiaries included above	(814)	(1,203)	892

Income from REIT operations	7,860	7,615	6,742
Depreciation timing differences	(7,655)	(6,959)	(6,344)
Depreciation attributable to the election made under The Taxpayer Relief Act of 1997	(1,242)	(1,258)	(1,277)
Inclusion of unconsolidated grantor trusts	3,445	(1,185)	1,671
Deferred income differences	(41)	(259)	893
Deferred Compensation	700	434	40
Other differences, net	1,171	281	702

Taxable income before adjustments	4,238	(1,331)	2,427
Difference on gain on sale of real estate	(648)	1,321	(106)

REIT taxable income (loss) before net operating loss and dividends paid deduction	$3,590	$(10)	$2,321

Without consideration of the dividends paid deduction, the Company’s net operating loss (“NOL”) carryforward would have eliminated current REIT taxable income thereby eliminating the Company’s distribution requirement for the years ended December 31, 2004, 2003 and 2002.

For income tax purposes, dividends paid to common stockholders consist of ordinary income, capital gains (including unrecaptured gain under Section 1250 of the Code), return of capital or a combination thereof. For the years ended December 31, 2004, 2003 and 2002, dividends paid per share were taxable as follows:

	2004		2003		2002
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Return of capital	$0.56	56%	$1.00	100%	$0.73	73%
Ordinary income	0.44	44%	—	—	$0.27	27%

Total	$1.00	100%	$1.00	100%	$1.00	100%

At December 31, 2004, the Company’s NOL carryover was approximately $64,564,000 for the parent REIT entity and $ 1,750,000 (see Note I) for the Company’s taxable subsidiaries that are consolidated for financial reporting, but not for federal income tax purposes. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of the Company’s REIT taxable income, and as a result, to reduce the amount that the Company is required to distribute to stockholders to maintain its status as a REIT. It does not, however, affect the tax treatment to shareholders of any distributions that the Company does make. The REIT’s and the taxable subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2022, respectively.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding during each year. Diluted earnings per share for the years ended December 31, 2004, 2003, and 2002 reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 280,000, 216,000 and 85,000 shares, respectively, without regard to vesting restrictions on options or restricted stock issued. Vested and unvested stock options together with shares issued for non-recourse notes receivable totaling 1,000, 91,000, and 257,000 shares for the years ended December 31, 2004, 2003, and 2002, respectively, have been excluded from diluted earnings per share as their effect would be anti-dilutive.

Stock-Based Compensation

Effective January 1, 2003, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, (SFAS 148”), and applied the prospective method set forth in SFAS 148 with respect to the transition. Under this method, the Company now applies the fair value recognition provisions of SFAS 123 to all employee awards granted, modified, or settled on or after January 1, 2003, which has resulted in compensation expense being recorded based on the fair value of the stock options. Prior to January 1, 2003, the Company followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, or APB 25, and related interpretations in accounting. Under APB 25, because the exercise price of the employee stock options and warrants equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Treasury Stock

On October 17, 2000, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding common stock. The timing of stock purchases is at the discretion of management. No shares were repurchased in 2004 or 2003. The Company repurchased 576,613 shares under this authorization.

Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income”, which requires that all components of comprehensive income be reported in the consolidated financial statements in the period in which they are recognized. For all periods reported, the Company’s comprehensive income is equal to its net income reported in the accompanying consolidated statements of operations.

Statements of Cash Flows

The Company considers cash maintained in bank accounts, money market funds and highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents. The Company made interest payments of $9,017,000 $8,277,000, and $7,849,000 for 2004, 2003, and 2002 respectively, of which $3,768,000, $3,312,000, and $3,426,000 for 2004, 2003, and 2002 was capitalized, respectively.

Non-cash investing and financing activities for 2004, 2003 and 2002 were as follows (in thousands):

	2004	2003	2002
Issuance of Common Stock for:
Conversion of OP Units	$23	$76	$1,285
Services by employees and directors	2,232	1,620	291
Real estate acquired:
By assumption of below market leases	—	240	—
By issuance of OP Units	464	149	—

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

Fair Value of Financial Instruments

The aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt as of December 31, 2004 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of our variable rate secured long-term debt approximates its carrying value.

For the Company’s fixed rate secured long-term debt, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the calculated estimates of fair value cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of the Company’s secured long-term notes payable was $133,144,000 and $127,731,000 at December 31, 2004 and 2003, respectively, as compared to the carrying value of $127,338,000 and $119,194,000 at December 31, 2004 and 2003, respectively.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the 2003 and 2002 consolidated financial statements to conform to the classifications used in the current year. Such reclassifications have no material effect on the amounts as originally presented and related primarily to reporting as discontinued operations real estate assets held for sale (as defined by SFAS 144) and real estate assets sold in the current period.

C.	Real Estate

Real estate at December 31, 2004 and 2003 is as follows (in thousands):

	2004	2003
Land	$48,778	$48,825
Land improvements and buildings	222,893	197,365

	271,671	246,190
Less accumulated depreciation	(22,803)	(20,112)

Real estate, net	$248,868	$226,078

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

During the years ended December 31, 2004 and 2003, the Company acquired individual home sites at two communities where the resident owns certain home sites located within the community. The total cost was $921,000 and $233,000, respectively, and was funded by borrowings under the Company’s credit facility.

During the year ended December 31, 2004 and 2003, the Company leased to residents home sites at one community that were subject to an earnout agreement (see Note F) for a total consideration of $464,000 and $331,000, respectively. The total cost was funded by borrowings under the Company’s credit facility and the issuance of OP Units.

During the year ended December 31, 2004, the Company sold a ministorage property in Arizona to a third party for an aggregate sales price of approximately $2,035,000. The Company recognized a gain on the sale of approximately $20,000, net of minority interest in the Operating Partnership.

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

D.	Casualty Events

In August and September 2004, several of the Company’s properties were impacted by the four hurricanes that traversed central Florida. Hurricanes Charley, Frances, Ivan and Jeanne damaged community amenities and resident homes. The Company incurred damages of approximately $926,000. During the year ended December 31, 2004, the Company recognized a gain of $297,000, net of minority interest in the Operating Partnership, as a result of the receipt of insurance proceeds of approximately $530,000, offset by the write-off of the undepreciated book value of the damaged assets of approximately $193,000. In addition, the Company received insurance proceeds of approximately $705,000 as reimbursement of expenses. The Company has recorded an expense of approximately $194,000, net of minority interest in the Operating Partnership, for the year ended December 31, 2004 for expenses incurred in excess of insurance proceeds. SFAS No. 5, “Accounting for Contingencies,” requires that no gain contingency be recorded until realization of proceeds from insurance claims. The Company has recorded the its casualty gain in accordance with SFAS No. 5 and has additional claims with its insurer related to recoveries of damages caused during the hurricanes in 2004. If the Company is successful in obtaining additional insurance proceeds from its insurer, the Company will record additional casualty gain in the period that the insurance proceeds are realized. In addition, the Company also has additional claims related to expense reimbursements from its insurer. If the Company is successful in obtaining additional expense reimbursements form its insurer, the Company will record recoveries of casualty expenses in the period that the recoveries are realized.

E.	Secured Long-Term Notes Payable

The following table summarizes the Company’s secured long-term notes payable (in thousands):

	2004	2003
Fixed rate, ranging from 6.5% to 8.2%, fully amortizing, non-recourse notes maturing at various dates from 2018 through 2020	$66,662	$69,257
Fixed rate, ranging from 5.7% to 7.8%, partially amortizing, non-recourse notes maturing at various dates from 2007 through 2014	35,048	25,562
Variable rate, at 30 day LIBOR plus 300 basis points with a 5.5% floor and 10% ceiling, non-recourse notes maturing in 2005 and 2007	10,613	9,360
Variable rate, at 30 day LIBOR plus 250 basis points, non-recourse notes maturing in 2013	15,015	15,015

	$127,338	$119,194

Real estate assets that secure the long-term notes payable had a net book value of $219,780,000 at December 31, 2004. The Company had $256,000 in escrow accounts (included in other assets) with lenders related to the long-term notes payable at December 31, 2004, including amounts for real estate taxes, insurance and certain capital expenditures. In 2002, the Company entered into three long-term financing arrangements that allow for future advances to be advanced upon attaining increased occupancy at the mortgaged property. At December 31, 2004, the remaining amount of the aforementioned potential advances was $5,787,000.

The scheduled principal amortization and maturity payments for the Company’s long-term notes payable at December 31, 2004 are as follows (in thousands):

Year	Amortization	Maturities	Total
2005	$3,308	$—	$3,308
2006	3,552	—	3,552
2007	3,809	13,278	17,087
2008	4,042	—	4,042
2009	4,291	2,069	6,360
Thereafter	52,307	40,682	92,989

			$127,338

F.	Secured Short-Term Financing

The Company has a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at thirty-day LIBOR plus 200 basis points (4.4% at December 31, 2004). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco County, Florida and Maricopa County, Arizona with a net book value of $20,903,000. The revolving line of credit matures in December 2006. At December 31, 2004, $6,965,000 was outstanding and $9,012,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. The financial covenants of the line of credit requires the Company to maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to proforma annual debt service obligations (as defined by the lender) of not less than 1.0 to 1.0 on properties securing the line of credit, to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of 2.0 to 1.0, among others. Based upon the application of these covenants as of December 31, 2004, $15,977,000 was available to the Company. The Company was in compliance with all financial covenant requirements at December 31, 2004.

The Company has a floor plan line of credit with a floor plan lender providing a credit facility of $25,000,000 with a variable interest rate linked to the prime rate and spreads varying from 1.5% to 4.5%, depending on the manufacturer and age of the inventory. Individual advances mature as early as 360 days or have no stated

maturity, based upon the manufacturer. Amounts outstanding are nonrecourse to the Company for the period of time the financed home is subject to a repurchase agreement with the manufacturer of the home. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $15,489,000. At December 31, 2004, $17,679,000 was outstanding, of which all was non-recourse to the Company. Approximately $7,321,000 was available under the floor plan credit facility.

G.	Commitments and Contingencies

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

During 2004, the Company entered into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of residential land lease communities. The unpaid balance of these contracts remaining at December 31, 2004 is approximately $6,180,000.

As of December 31, 2004, the Company’s outstanding purchase obligations with manufacturers of homes to be constructed in the Company’s communities totaled $6,429,000.

In connection with the acquisition of a residential land lease community, the Company entered into an earn-out agreement with respect to 142 unoccupied home sites. The Company advances an additional $16,550 pursuant to the earn-out agreement for each newly occupied home site either in the form of cash or equivalent value OP Units, as determined by the seller. At December 31, 2004, there were 29 unoccupied home sites remaining subject to the earn-out for a total commitment of $480,000. The Company has advanced the following in cash and OP Units for newly occupied home sites (in thousands):

	Year Ended December 31,
	2004	2003	2002
Cash	$—	$182	$199
OP Units	464	149	—

	$464	$331	$199

H.	Segment Reporting

The Company has two reportable segments: rental property (ownership of land leases, land development, investment acquisition and disposition) and home sales (sale of homes, both new and used, to be sited on land owned by the Company). The rental property segment consists of residential land lease communities that generate rental and other property related income through the leasing of land to residents that are unrelated to the Company. The home sales segment sells manufactured homes to customers that are unrelated to the Company. The homes sold by the home sales segment are situated on land within the Company’s portfolio of rental property. The customers of the home sales business become residents of the Company’s rental property segment coincident with the sale of a home, at which time the customer enters into a lease with the rental property segment. No revenues are generated from transactions with other segments and no single resident or customer contributed 10% or more of total revenues during the years ended December 31, 2004, 2003, or 2002.

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

The revenues, profit (loss), and assets for each of the reportable segments are summarized in the following tables for the periods ending December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31, 2004
	Rental Property	Home Sales	Corporate, Interest & other	Total
Revenue	$29,221	$41,011	$—	$70,232

Contribution margin	14,857	3,820	—	18,677

General and administrative expenses	(1,660)	(2,314)	(21)	(3,995)
Interest expense	—	—	(5,698)	(5,698)
Interest and other income	—	—	366	366
Equity in earnings of unconsolidated real estate partnerships	—	—	—	—
Income from discontinued operations	59	—	—	59
Gain on disposition of unconsolidated real estate partnerships	—	—	—	—
Casualty Gain	337	—	—	337
Gain on sale of real estate	101	—	—	101
Minority interest in earnings	—	—	(1,173)	(1,173)

Net income (loss)	$13,694	$1,506	$(6,526)	$8,674

Assets	$251,253	$23,133	$1,570	$275,956

Capital Additions to:

Real estate	$26,946	$—	$—	$26,946
Capital replacements—real estate	$692	—	—	$692
Capital replacements—other assets	$314	—	—	$314
Other assets	$291	501	49	$841

Total	$28,243	$501	$49	$28,793

	Year Ended December 31, 2003
	Rental Property	Home Sales	Corporate, Interest & other	Total
Revenues	$26,416	$38,465	$—	$64,881

Contribution margin	13,322	3,324	—	16,646

General and administrative expenses	(1,109)	(1,592)	(21)	(2,722)
Interest expense	—	—	(5,309)	(5,309)
Interest and other income	—	—	521	521
Equity in earnings of unconsolidated real estate partnerships	37	—	—	37
Income from discontinued operations	(115)	—	—	(115)
Gain on disposition of unconsolidated real estate partnerships	971	—	—	971
Minority interest in earnings	—		(1,211)	(1,211)

Net income (loss)	$13,106	$1,732	$(6,020)	$8,818

Assets	$230,372	$15,710	$1,014	$247,096

Capital Additions to:

Real Estate	$22,484	$—	$—	$22,484
Capital replacements—real estate	$668	—	—	$668
Capital replacements—other assets	$198	—	—	$198
Other Assets	$415	240	7	$662

Total	$23,765	$240	$7	$24,012

	Year Ended December 31, 2002
	Rental Property	Home Sales	Corporate, Interest & other	Total
Revenues	$24,270	$23,904	$—	$48,174

Contribution margin	11,922	342	—	12,264

General and administrative expenses	(980)	(938)	(36)	(1,954)
Interest expense	—	—	(4,715)	(4,715)
Interest and other income	—	—	922	922
Equity in earnings (losses) of unconsolidated real estate partnerships	(2)	—	—	(2)
Income from discontinued operations	132	—	—	132
Gain on disposition of unconsolidated real estate partnerships	—	—	—	—
Minority interest in earnings	—	—	(797)	(797)

Net income (loss)	$11,072	$(596)	$(4,626)	$5,850

Assets	$213,004	$12,691	$3,148	$228,843

Capital Additions to:

Real Estate	$14,667	$—	$—	$14,667
Capital replacements—real estate	$776	—	—	$776
Capital replacements—other assets	$144	—	—	$144
Other Assets	$448	139	9	$596

Total	$16,035	$139	$9	$16,183

I.	Common Stock and Dividends

The Company paid dividends to stockholders and distributions to holders of OP Units as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Dividends	$7,031	$6,878	$6,766
Distributions	958	936	928

Total	$7,989	$7,814	$7,694

The Company’s Certificate of Incorporation permits the Board of Directors to issue classes of preferred and common stock without further stockholder approval. As of December 31, 2004, the Company has not issued any classes of stock other than common stock.

The Company initiated a Dividend Reinvestment and Stock Purchase Plan (the “Plan”) on May 3, 2002 which allows shareholders to acquire additional shares of common stock by reinvesting some or all of the cash dividends paid on the Company’s outstanding common stock. In addition, under the Plan, monthly optional cash investments, which are subject to a minimum purchase amount of $250 and a maximum quarterly purchase limit of $5,000 per shareholder, are permitted without approval from the Board of Directors. Optional cash investments in excess of $5,000 per shareholder are subject to approval by the Board of Directors and no such investments were approved during the years ended December 31, 2004 and 2003. Shares may be acquired pursuant to the Plan directly from the Company at a price equal to the average of the daily high and low sales price of the Company’s common stock as reported on the New York Stock Exchange during the ten trading days prior to the date of the investment, less a possible discount determined by the Company of up to 5%, generally without payment of any brokerage commission or service charge by the investor. During the year ended December 31, 2004, approximately 24,000 shares were issued at a weighted average cost of $19.58. The shares issued included shares issued to officers and directors on terms identical to those offered to third parties.

Officer Stock Loans and Restricted Stock

In previous years, the Company had provided loans to three of its executive officers in an amount equal to the total cash required to purchase common stock in the Company at the then prevailing market prices. These loans have a 10-year maturity, are 25% recourse to the executive officers, bear interest at 7.5% and are secured by the stock acquired with the proceeds from the loan. During the year ended December 31, 2002, an officer who had separated from the Company repaid the balance due in full in accordance with the terms of the loan. As of December 31, 2004, the total balance outstanding on loans made to two officers secured by Company common stock was $748,000 and principal and interest payments made on these obligations during the years ended December 31, 2004, 2003, and 2002 were $110,000, $112,000, and $552,000 respectively, and the loans are current with respect to principal and interest. The loans mature on September 13, 2009 and January 2, 2011. In compliance with current regulations, the Company has not provided or modified loans to executive officers since January 2, 2001.

The Company issued 41,200, 56,800 and 23,500 shares of restricted stock to members of management for the years ended December 31, 2004, 2003, and 2002, respectively, excluding the HPS shares described below. The restricted stock was issued at the fair value of the common stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to a risk of forfeiture within the vesting period. Vesting periods of the restricted stock issued range from two to five years.

The Company issued 65,000 shares of restricted stock (the “HPS shares”) to members of senior management during the year ended December 31, 2004 with vesting provisions based upon the performance of the Company as measured against ten-year average total return of the Equity REIT Index, as reported by the

National Association of Real Estate Investment Trusts. The HPS shares vest based upon the extent, if any, that the total return realized by shareholders exceeds the ten-year average total return of the Equity REIT Index. The total return is measured over a three-year period that ends on the final valuation date, December 31, 2006 and is based upon the Equity REIT Index as of the beginning of the measurement period. The Equity REIT Index as of the beginning of the measurement period was 12.05%. The HPS shares were issued at the fair value of the common stock as of the beginning of the measurement period and totaled approximately $1,297,000. Vesting is achieved ratably on the final valuation date to the extent that excess value has been realized. In order for senior management to earn vesting in all of the HPS shares, the actual total return to shareholders for the three-year period ended December 31, 2006 is required to exceed the Equity REIT Index total return by 5% points. The HPS shares were approved by the shareholders on May 27, 2004.

The fair value of the restricted stock, including HPS shares, is amortized to compensation expense over the vesting period. Changes in unamortized restricted stock are as follows (in thousands):

	December 31,
	2004	2003	2002
Beginning unamortized value	$1,354	$396	$278
Fair value of restricted stock issued	2,112	1,500	291
Amortization of fair value	(1,216)	(542)	(173)

Ending unamortized value	$2,250	$1,354	$396

At December 31, 2004, 220,000 shares of restricted stock, including HPS shares, are unvested and subject to forfeiture under the terms of the respective grant. In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock are charged to compensation expense in the period paid. The total compensation expense charged to income related to restricted share awards was $1,400,000, $673,000 and $223,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

J.	Income Taxes

Taxable Consolidated Entities

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities of taxable entities that are consolidated for financial reporting purposes (but not for tax purposes) and the amounts used for income tax purposes. During 2004 and 2003, the taxable consolidated entities were comprised of the “taxable REIT subsidiaries” of the Company that are wholly owned by the Operating Partnership.

Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31, 2004	December 31, 2003
Deferred tax Liabilities
Depreciation	$154	$41
Other	7	—

Total deferred tax liabilities	161	41
Deferred tax assets:
Net operating loss carry forwards	659	854
Deferred income	18	54
Alternative Minimum Tax Credits	13	—
Other	13	9

Total deferred tax assets	703	917
Valuation allowance for deferred tax assets	(542)	(876)

Deferred tax assets, net of valuation allowance	161	41

Net deferred tax assets (liabilities)	$—	$—

SFAS No. 109, “Accounting for Income Taxes,” requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s taxable REIT subsidiaries have reported cumulative losses since inception. After consideration, a $542,000 valuation allowance at December 31, 2004 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $335,000. At December 31, 2004, the Company has available NOL carryforwards of approximately $1,750,000 arising from the operations of the consolidated taxable REIT subsidiaries, which expires between 2020 and 2022. The Company record a $13,000, $0, and $0 tax expense for the periods ended December 31, 2004, 2003 and 2002.

Significant components of the provision for income taxes are as follows and classified with selling and marketing expense in the Company’s consolidated statement of income for 2004 (in thousands):

	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
Current	$13	$—	$—
Deferred	—	—	—

	$13	$—	$—

Consolidated income (loss) subject to tax is $935,000, $558,000, and $(674,000) for 2004, 2003 and 2002, respectively. The reconciliation of income tax attributable to consolidated income (loss) subject to tax from continuing operations computed at the U.S. statutory rate to income tax expense (benefit) is shown below (in thousands):

	Year Ended December 31, 2004		Year Ended December 31, 2003		Year Ended December 31, 2002
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates on consolidated income (loss) subject to tax	$318	34.0%	$190	34.0%	$(229)	(34.0)%
State income tax, net of federal tax benefit	34	3.6	20	3.7	(24)	(3.6)%
Other	(4)	(0.4)	1	0.2	2	0.3%
Increase (decrease) in valuation allowance	(335)	(35.8)	(211)	(37.9)	251	37.3%

	$13	1.4%	$—	—%	$—	—%

Income taxes paid totaled $13,000, $0, $0 in the years ended December 31, 2004, 2003, 2002, respectively.

K.	Stock Option Plan

The Company has a Stock Incentive Plan for the issuance of up to 3,000,000 qualified and non-qualified stock options and shares of Common Stock to its directors, officers, employees and consultants. As of December 31, 2004 and 2003, there were 1,337,000 and 1,367,000 outstanding stock options, respectively. The exercise price for stock options may not be less than 100% of the fair value of the shares of Common Stock at the date of grant. Stock options have 10-year terms. All outstanding stock options are non-qualified stock options.

Presented below is a summary of the changes in stock options for the three years ended December 31, 2004.

	Weighted Average Exercise Price	Shares
Outstanding—December 31, 2001	$16.41	1,129,000

Granted	$13.54	267,000
Exercised	10.88	(30,000)
Expired	14.78	(44,000)

Outstanding—December 31, 2002	$16.02	1,322,000

Granted	$14.75	59,000
Exercised	11.57	(8,000)
Expired	12.01	(6,000)

Outstanding—December 31, 2003	$16.02	1,367,000

Granted	$19.59	85,000
Exercised	11.58	(114,000)
Expired	13.55	(1,000)

Outstanding—December 31, 2004	$16.63	1,337,000

As of December 31, 2004, outstanding options have the following ranges of exercise prices and weighted average remaining lives:

	Ranges of Exercise Prices
	$9.88 to $13.50	$14.75 to $15.95	$16.26 to $20.24	All Ranges
Outstanding stock options:
Number of options	460,000	125,000	752,000	1,337,000
Weighted average exercise price	$12.63	$15.01	$19.34	$16.63
Weighted average remaining life	6.22 years	6.00 years	3.93 years	4.91 years
Exercisable stock options:
Number of options	460,000	85,000	665,000	1,210,000
Weighted average exercise price	$12.63	$15.20	$19.30	$16.48
Weighted average remaining life	6.22 years	5.06 years	3.24 years	4.50 years

Options granted to date vest over various periods of up to five years. As of December 31, 2004, 2003, and 2002, 1,210,000, 1,290,000, and 1,233,000, respectively, of the outstanding options were exercisable. As of December 31, 2004, 2003, and 2002, the weighted average exercise price of exercisable options was $16.48, $16.18, and $16.36, respectively.

Effective January 1, 2003, the Company adopted the provisions of SFAS No. 123, Accounting for Stock Based Compensation, prospectively to all employee awards granted, modified, or settled after January 1, 2003 as described in SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. Under this method, the Company now applies the fair value recognition provisions of SFAS 123 to all employee awards granted, modified, or settled on or after January 1, 2003, which has resulted in compensation expense being recorded based on the fair value of the stock options. Prior to January 1, 2003, the Company followed APB 25 and related interpretations in accounting. Under APB 25, because the exercise price of the employee stock options and warrants equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

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

	2004	2003	2002
Range of risk free interest rates	4.26% to 4.44%	3.55% to 4.05%	4.5% to 5.0%
Expected dividend yield	5.10%	6.75%	7.38%
Volatility factor of the expected market price of the Company’s common stock	0.144	0.168	0.238
Expected life of options	8.57 years	7.66 years	10.0 years

For 2004, 2003, and 2002, the estimated weighted-average grant-date fair value of options granted was $1.62 per option, $0.81 per option, and $1.27 per option, respectively. The Company assumed lives of five to ten years and risk-free interest rates equal to the Five or Ten-Year U.S. Treasury rates on the date the options were granted depending on option terms. In addition, the expected stock price volatility and dividends rates were estimated based upon historical experience from the date of our merger with Commercial Assets in August of 2000 and ending on the date the options were granted.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except for per share data):

	2004	2003	2002
Net Income, as reported	$8,674	$8,818	$5,850
Add: Stock-based employee compensation expense included in reported net income
Restricted stock awards	474	309	123
High Performance Shares	667	235	—
Stock options	30	8	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards
Restricted stock awards	(474)	(309)	(123)
High Performance Shares	(667)	(235)	—
Stock options	(49)	(48)	(377)
Add: Additional minority interest in Operating Partnership	2	4	46

Pro forma net income	$8,657	$8,782	$5,519

Basic earnings per common share:
Reported	$1.24	$1.28	$0.87
Pro forma	$1.23	$1.28	$0.82
Diluted earnings per common share:
Reported	$1.19	$1.24	$0.86
Pro Forma	$1.19	$1.24	$0.81

The reduction in expense for stock options from $377,000 for the year ended December 31, 2002 to $48,000 for the year ended December 31, 2003 is a result in the change in the form of director compensation from stock options in 2002 to restricted stock in 2003.

The Company also grants restricted stock awards as part of its equity compensation plan. For the years ended December 31, 2004, 2003 and 2002, the Company granted restricted stock awards (see Note H) with weighted average fair values per share of $19.92, $14.39 and $13.50, respectively. These awards are amortized to compensation expense over the applicable vesting period (4 to 5 years).

L.	Savings Plan

The Company has a 401(k) defined-contribution employee savings plan, which provides substantially all employees the opportunity to accumulate funds for retirement. The Company may, at its discretion, match a portion of the contributions from participating employees. During 2004, 2003, and 2002, the Company matched $33,000, $32,000, and $10,000, respectively, of employee contributions. The Company’s match vests as follows:

Years of Service	Vested Interest
1	0%
2	30%
3	60%
4	100%

M.	Discontinued Operations

In October 2001, FASB issued SFAS 144. SFAS 144 establishes criteria beyond those previously specified in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 was effective beginning January 1, 2002. Due to the adoption of SFAS 144, we now report as discontinued operations real estate assets held for sale (as defined by SFAS 144) and real estate assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the consolidated statements of income under the heading “discontinued operations.” This change has resulted in certain reclassifications of 2003 and 2002 financial statement amounts. The results of operations and gain/loss recognized on long-lived assets classified as discontinued operations are included in the Rental Property segment in Note H.

During the year ended December 31, 2004, we sold a ministorage property in Arizona. The results of operations of this ministorage property before the sale and the related gain on sale were also included in discontinued operations for the years ended December 31, 2004, 2003, and 2002.

In addition, during the year ended December 31, 2004, we sold a land lease community located in Arizona with 17 home sites which had been classified as held for sale by the Company in 2003. The Company recognized an impairment loss of approximately $151,000 in 2003 as a result of this reclassification. The results of operations of this community before the sale and the related gain on sale were included within discontinued operations for the years ended December 31, 2004, 2003 and 2002.

During the year ended December 31, 2003, we sold one land lease community with 28 home sites. The results of operations of this community before the sale and the related loss on sale were also included in discontinued operations for the years ended December 31, 2003 and 2002.

During 2002, the Company sold a land lease community with 62 home sites. The results of operations before the sale and the related loss on sale were included in discontinued operations for the year ended December 31, 2002.

The following is a summary of the components of income from discontinued operations for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Discontinued Property Operations
Rental and other property revenues	$187	$366	$687
Interest and other income	3	4	6
Property operating expenses	(101)	(176)	(339)
Interest Expense	(56)	(72)	(36)
Depreciation	(9)	(19)	(47)

Income from discontinued operations before loss on disposition of discontinued operations	24	103	271
Income (loss) on disposition of discontinued operations	43	(83)	(121)
Impairment of real estate assets	—	(151)	—

Income (loss) from discontinued operations before minority interest	67	(131)	150
Minority interest benefit (expense) attributed to discontinued operations	(8)	16	(18)

Income (loss) from discontinued operations, net of minority interest	$59	$(115)	$132

The assets and liabilities of the discontinued operations have been included in the assets of the Company on the balance sheets; therefore, the following table details the amounts related to assets of discontinued operations that are included in the balance sheets at December 31, 2003 and 2003. All other assets and liabilities of the discontinued operations are classified in the balance sheets as assets held for sale and liabilities related to assets held for sale for December 31, 2004, 2003 and 2002. (in thousands):

	2003	2002
Real Estate Assets, net	$1,904	$3,099
Other Assets	45	104
Secured long-term notes payable	879	894
Liabilities	27	47

N.	Recent Accounting Developments

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

In December 2003, the FASB issued Revised Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46R”), which requires the consolidation of variable interest entities. FIN 46R, as revised, was applicable to financial statements of companies that had interests in “special purpose entities” during 2003. Effective as of the first quarter of 2004, FIN 46R was applicable to financial statements of companies that have interests in all other types of entities. Adoption of FIN 46R had no effect on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (FAS 123 (R)) as a replacement to FASB Statement No. 123 “Accounting for Stock Based Compensation” (“Statement 123”), which we adopted in 2003 using the prospective method of transition as described therein. FAS 123 (R) requires all share-based payment to employees, including grants of employee stock options, to be recognized in the financial statements based on the fair-value method as defined in Statement 123. In addition to its prospective application, compensation expense is required to be recognized over the remaining vesting period for the unvested portion of outstanding awards granted prior to the effective date. The effective date is at the beginning of the first interim or annual period beginning after June 15, 2005. The measurement and recognition provisions for FAS 123 (R) that apply to our stock option plans are similar to those currently being followed by us for awards granted after January 1, 2003. The primary change in expense recognition, which also applies to our unvested restricted stock awards, relates to the treatment of forfeitures. Under FAS 123 (R), expected forfeitures are required to be estimated in determining periodic compensation expense, whereas we currently recognize forfeitures as they occur. Upon adoption of FAS 123(R), we will estimate forfeitures of unvested awards of stock options and restricted stock and record a cumulative effect of change in accounting principle to reflect the compensation expense that would not have been recognized in prior periods had forfeitures been estimated prior to the date of adoption. We are required to adopt FAS 123 (R) as of July 1, 2005, although early adoption is permitted. Upon adoption, our periodic compensation expense will decrease due to our estimate of expected forfeitures, primarily on unvested restricted stock. Based on preliminary estimates, we do not anticipate that the adoption of FAS 123 (R) will have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued FAS 153, “Exchanges of Nonmonetary Assets.” This Statement amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” That statement is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception to for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has not historically entered into a significant level of nonmonetary transactions and therefore does not expect that this standard will impact its financial position or results unless nonmonetary transactions are utilized in the future.

O.	Transactions with Related Parties

During 2002, Brandywine Financial Services Corporation provided back office support to both the Company’s communities and the Company’s corporate office located in Florida. Mr. Moore, a director of the Company, is an owner and officer of Brandywine Financial Services. Brandywine Financial Services received fees of, $0, $0 and $90,000, respectively, for services provided in 2004, 2003 and 2002. Effective March 31, 2002, Brandywine Financial Services’ services to the Company were terminated.

P.	Selected Quarterly Financial Data (Unaudited)

Presented below is selected quarterly financial data for 2004 and 2003 (in thousands, except per share data).

	Three Months Ended
2004	December 31,	September 30,	June 30,	March 31,
Rental and other property revenues	$7,413	$7,260	$7,177	$7,371
Casualty Expenses	210	11	—	—
Income from rental property operations	3,528	3,768	3,713	3,848
Home sales revenue	12,871	8,495	9,714	9,280
Income (loss) from home sales operations	1,645	467	890	818
Casualty Gain	337	—	—	—
Net income	2,509	1,704	2,087	2,374
Basic earnings per share	$0.35	$0.24	$0.30	$0.34
Diluted earnings per share	$0.34	$0.23	$0.29	$0.33
Weighted average common shares outstanding	7,089	7,050	6,971	6,938
Weighted average common shares and common shares equivalents outstanding	7,402	7,297	7,236	7,301

	Three Months Ended
2003	December 31,	September 30,	June 30,	March 31,
Rental and other property revenues	$6,823	$6,480	$6,466	$6,647
Casualty Expenses	—	—	—	—
Income from rental property operations	3,448	3,251	3,233	3,390
Home sales revenue	9,914	12,354	7,771	7,890
Income (loss) from home sales operations	852	1,440	693	339
Net income	1,977	3,139	1,861	1,841
Basic earnings per share	$0.29	$0.46	$0.27	$0.27
Diluted earnings per share	$0.27	$0.44	$0.26	$0.26
Weighted average common shares outstanding	6,914	6,890	6,866	6,838
Weighted average common shares and common shares equivalents outstanding	7,202	7,131	7,056	6,951

Q.	Subsequent events

The Company’s dividend is set quarterly and is subject to change or elimination at any time. On January 25, 2005, the Board of Directors declared a quarterly cash dividend of $0.25 per common share for the quarter ended December 31, 2004, payable on February 28, 2005, to shareholders of record on February 14, 2005.

On January 25, 2005, the Board of Directors awarded approximately 12,614 shares of restricted stock with a value of $291,000 to members of management. The restricted stock was issued at the fair value of the common stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to a risk of forfeiture within the vesting period. Vesting periods of the restricted stock issued range from one to four years.

On January 25, 2005, the Board of Directors made a grant of performance based restricted stock totaling 80,000 shares with a value of $1,844,000 to members of senior management whereby the Company issued restricted common stock (the “HPS shares”) under the terms of the 1998 Stock Incentive Plan. The HPS shares vest based upon the extent, if any, that the total return realized by shareholders exceeds the ten-year average total return of the Equity REIT Index, as reported by the National Association of Real Estate Investment Trusts. Vesting is achieved ratably on the final valuation date to the extent that excess value has been realized. In order for management to earn vesting in all of the HPS shares for a given final valuation date, the actual total return to shareholders for the three-year period is required to exceed the Equity REIT Index total return by 5% points. The 80,000 HPS shares granted have a final measurement date of December 31, 2007. The HPS shares were approved by the shareholders on May 27, 2004.

On February 4, 2005, the Company acquired a 260-acre tract of land in Micco, Florida, for an aggregate price of $15.5 million. Coincident with the purchase, a subsidiary of the Company borrowed $11 million to fund a portion of the purchase price through the issuance of a promissory note secured by a mortgage. The land will be used to develop a new senior community for the company—Savanna Club North at Crystal Bay. Savanna Club North at Crystal Bay will be a 533 home site community incorporating the high value homes and the country club style living that are characteristic of the company’s Savanna Club and Riverside Club communities.

On February 23, 2005 and March 2, 2005, the Company issued $22,500,000 and $2,500,000, respectively, of newly created 7.75% Series A Cumulative Redeemable Preferred Stock. The proceeds from these issuances were used to repay indebtedness including the borrowing described above in connection with the acquisition of property in Micco, Florida and balances on the Company’s revolving line of credit.

AMERICAN LAND LEASE INC. AND SUBSIDIARIES

SCHEDULE III

Real Estate and Accumulated Depreciation

December 31, 2004

(In Thousands Except Site Data)

					Initial Cost			December 31, 2004
Property Name	Date Acquired	Location	Year Developed	Number Of Sites	Land	Buildings and Improvements	Cost Capitalized Subsequent Acquisition	Land	Total Cost Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Blue Heron Pines	2000	Punta Gorda, FL	1983/1999	391	$3,026	$2,356	$6,071	$3,169	$8,284	$11,453	$(448)	$11,005	$5,313
Blue Star(1)	1999	Apache Junction, AZ	1955	151	453	1,029	53	453	1,082	1,535	(147)	1,388	—
Brentwood(1)	2000	Hudson, FL	1984	191	446	1,037	2,217	446	3,254	3,700	(147)	3,553	—
Brentwood West	1998	Mesa, AZ	1972/1987	350	1,050	12,768	1,021	1,050	13,789	14,839	(2,370)	12,469	10,900
Casa Commercial	2000	Mesa, AZ	—	—	304	6	7	304	13	317	(1)	316	—
Casa Encanta	2000	Mesa, AZ	1970	195	283	1,050	2,218	283	3,268	3,551	—	3,551	—
Cypress Greens	2000	Lakeland, FL	1986	258	216	1,649	3,377	2,031	3,211	5,242	(188)	5,054	2,300
Desert Harbor	2000	Apache Junction, AZ	1997	206	952	3,980	1,509	957	5,484	6,441	(387)	6,054	3,000
Fiesta Village	2000	Mesa, AZ	1962	174	2,698	4,034	1,476	2,698	5,510	8,208	(343)	7,865	2,792
Forest View	2000	Homosassa, FL	1987/1997	304	927	1,950	3,517	1,320	5,074	6,394	(619)	5,775	3,694
Gulfstream Harbor I	1998	Orlando, FL	1980	432	1,740	11,793	1,349	1,755	13,127	14,882	(2,083)	12,799	9,755
Gulfstream Harbor II	1998	Orlando, FL	1988	342	924	9,183	626	1,050	9,683	10,733	(1,635)	9,098	7,036
Gulfstream Harbor III	1998	Orlando, FL	1984	285	858	7,952	744	959	8,595	9,554	(1,445)	8,109	6,263
La Casa Blanca	2000	Apache Junction, AZ	1993	198	534	6,080	249	534	6,329	6,863	(597)	6,266	3,376
Lakeshore Villas	2000	Tampa, FL	1972	281	762	6,081	1,466	2,078	6,231	8,309	(593)	7,716	6,358
Lost Dutchman(1)	1999	Apache Junction, AZ	1971/1979/1999	259	777	4,885	977	777	5,862	6,639	(672)	5,967	—
Mullica Woods	1998	Egg Harbor City, NJ	1985	90	270	3,399	735	270	4,134	4,404	(674)	3,730	2,320
Park Royale	2000	Pinellas Park, FL	1971	309	927	5,221	1,408	1,029	6,527	7,556	(1,197)	6,359	5,991
Pleasant Living	1997	Riverview, FL	1979	246	726	5,079	431	726	5,510	6,236	(1,072)	5,164	2,565
Rancho Mirage	2000	Apache Junction, AZ	1994	312	837	9,924	279	837	10,203	11,040	(974)	10,066	5,509
Riverside	2000	Ruskin, FL	1984	937	3,202	8,167	18,185	5,738	23,816	29,554	(971)	28,583	4,692
Royal Palm	2000	Haines City, FL	1971	385	1,244	2,874	2,814	1,393	5,539	6,932	(271)	6,661	3,897
Savanna Club(2)	2000	Port St. Lucie, FL	1999	1,060	6,945	4,643	30,889	11,162	31,315	42,477	(1,074)	41,403	18,099
Serendipity	1998	Ft. Myers, FL	1971/1974	338	1,014	7,635	692	1,014	8,327	9,341	(1,412)	7,929	6,537
Stonebrook	2000	Homosassa, FL	1987/1997	211	654	1,483	2,301	854	3,584	4,438	(451)	3,987	1,362
Sun Valley	1999	Apache Junction, AZ	1984	268	804	5,644	135	804	5,779	6,583	(776)	5,807	5,847
Sun Valley	1997	Tarpon Springs, FL	1972	261	783	5,974	290	783	6,264	7,047	(1,301)	5,746	5,589
Sunlake	2000	Grand Island, FL	1980	394	1,712	6,522	3,609	1,927	9,916	11,843	(891)	10,952	4,143
Woodlands	2003	Groveland, FL	1979	292	2,231	2,721	608	2,377	3,183	5,560	(64)	5,496	—

				9,120	$37,299	$145,119	$89,253	$48,778	$222,893	$271,671	$(22,803)	$248,868	$127,338

(1)	These properties secure the company’s line of credit.

(2)	Phase II, III, & IV of this property secures a fixed rate long-term mortgage. The assets of these 3 phases have a net book value of approximately $36,896,000 as of December 31, 2004. The remaining phase of this property secure the Company’s line of credit facility and the real estate assets of the remaining phase has a net book value of approximately $4,499,000 as of December 31, 2004.

AMERICAN LAND LEASE, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Real Estate
Balance at beginning of year	$246,190	$224,442	$210,247
Additions during the year:
Real estate acquisitions	921	5,811	475
Capital Replacements(1)	692	688	776
Hurricane Capital Replacements	241	—	—
Development	25,780	16,673	14,192
Dispositions	(2,153)	(1,404)	(1,248)

Balance at end of year	$271,671	$246,190	$224,442

Accumulated Depreciation
Balance at beginning of year	$(20,112)	$(17,818)	$(15,528)
Additions during the year:
Depreciation(2)	(2,777)	(2,510)	(2,368)
Dispositions	86	216	78

Balance at end of year	$(22,803)	$(20,112)	$(17,818)

(1)	Capital replacements in the above schedule are specifically related to assets such as buildings, building improvements and land improvements that are classified as Real Estate assets on the consolidated balance sheet. In addition to the capital replacements of real estate assets, the Company also replaces personal property (such as furniture & fixtures, machinery & equipment, and computers) used in the operations of the Company’s real estate assets. In 2004, 2003, and 2002, the Company incurred $314,000, $198,000, and $144,000, respectively, to replace personal property in the operations of its real estate assets.

(2)	Depreciation in the above schedule is specifically related to assets such as buildings, building improvements and land improvements that are classified as Real Estate assets on the consolidated balance sheet. In addition to the depreciation of real estate assets, the Company also depreciates personal property (such as furniture & fixtures, machinery & equipment, and computers) used in the operations of the Company’s real estate assets. In 2004, 2003, and 2002, the Company recorded depreciation expense of $177,000, $160,000, and $134,000, respectively, related to the personal property in the operations of its real estate assets.