Form 10-Q
period 2005-03-31
AMERICAN LAND LEASE INC
filed 2005-05-10
CIK 804138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 7, 2005, approximately 7,456,000 shares of common stock were outstanding.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

(i)

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Real estate, net of accumulated depreciation of $23,574 and $22,803, respectively, including real estate under development of $67,966 and $49,360, respectively	$271,465	$248,868
Cash and cash equivalents	870	820
Inventory	19,721	16,788
Other assets, net	8,856	9,480

Total Assets	$300,912	$275,956

LIABILITIES
Secured long-term notes payable	$126,529	$127,338
Secured short-term financing	25,836	24,644
Accounts payable and accrued liabilities	8,904	9,795

	161,269	161,777

MINORITY INTEREST IN OPERATING PARTNERSHIP	15,168	14,746

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 1,000 shares authorized, 1,000 and 0 shares issued and outstanding, respectively	25,000	—
Common stock, par value $.01 per share; 12,000 shares authorized; 9,182 and 9,082 shares issued, respectively; 7,456 and 7,356 shares outstanding (excluding treasury stock), respectively	92	91
Additional paid-in capital	286,014	286,649
Notes receivable from officers re common stock purchases	(437)	(748)
Deferred compensation re restricted stock	(2,573)	(2,250)
Dividends in excess of accumulated earnings	(157,009)	(157,697)
Treasury stock, 1,726 and 1,726 shares at cost, respectively	(26,612)	(26,612)

	124,475	99,433

Total Liabilities and Stockholders’ Equity	$300,912	$275,956

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
RENTAL PROPERTY OPERATIONS
Rental and other property revenues	$7,637	$6,968
Golf course operating revenues	399	403

Total property operating revenues	8,036	7,371

Property operating expenses	(2,592)	(2,510)
Recoveries of casualty expenses related to hurricanes	140	—
Golf course operating expenses	(327)	(308)

Total property operating expenses	(2,779)	(2,818)
Depreciation	(841)	(705)

Income from rental property operations	4,416	3,848

SALES OPERATIONS
Home sales revenue	8,821	9,280
Cost of home sales	(6,014)	(6,204)

Gross profit on home sales	2,807	3,076

Commissions earned on brokered sales	163	185
Commissions paid on brokered sales	(87)	(100)

Gross profit on brokered sales	76	85

Selling and marketing expenses	(2,285)	(2,343)

Income from sales operations	598	818

General and administrative expenses	(429)	(911)
Interest and other income	12	272
Casualty gain	237	—
Interest expense	(1,533)	(1,343)

Income before minority interest in Operating Partnership	3,301	2,684
Minority interest in Operating Partnership	(398)	(323)

Income from continuing operations	2,903	2,361

DISCONTINUED OPERATIONS
Income from discontinued operations, net of minority interest in Operating Partnership	—	13

Net income	2,903	2,374
Accumulative preferred stock dividends	194	—

Net income attributable to common stockholders	$2,709	$2,374

Earnings per common share-basic:
Income from continuing operations (net of cumulative unpaid preferred dividends)	$0.38	$0.34

Net income attributable to common stockholders	$0.38	$0.34
Earnings per common share-diluted:
Income from continuing operations (net of cumulative unpaid preferred dividends)	$0.36	$0.33

Net income attributable to common stockholders	$0.36	$0.33

Weighted average common shares outstanding	7,122	6,938

Weighted average common shares and common share equivalents outstanding	7,548	7,301

Dividends paid per common share	$0.25	$0.25

See Notes to Condensed Consolidated Financial Statement

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable on Common Stock Purchases	Deferred Compensation on Restricted Stock	Dividends In Excess of Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES – DECEMBER 31, 2004	—	—	9,082	$91	$286,649	$(748)	$(2,250)	$(157,697)	$(26,612)	$99,433

Net proceeds from issuance of preferred stock	1,000	25,000	—	—	(1,093)	—	—	—	—	23,907
Restricted stock issued	—	—	95	1	343		(344)	—	—	—
Exercise of options	—	—	—	—	1	—	—	—	—	1
Equity compensation granted to the Board of Directors	—	—	5	—	120	—	—	—	—	120
Equity in stock options	—	—	—	—	15	—	—	—	—	15
Repayment of notes receivable from officers	—	—	—	—	—	311	—	—	—	311
Stock issuance costs	—	—	—	—	(21)	—	—	—	—	(21)
Amortization of deferred compensation	—	—	—	—	—	—	21	—	—	21
Net income	—	—	—	—	—	—	—	2,903	—	2,903
Dividends previously accounted for as compensation expense								(363)		(363)
Dividends paid – Common Stock	—	—	—	—	—	—	—	(1,852)	—	(1,852)
BALANCES – MARCH 31, 2005	1,000	$25,000	9,182	$92	$286,014	$(437)	$(2,573)	$(157,009)	$(26,612)	$124,475

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,903	$2,374
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,287	919
Amortization of deferred compensation and expense of stock options	8	291
Minority interest in Operating Partnership	398	323
Minority interest attributable to discontinued operations	—	1
Revenue recognized related to acquired lease obligations	10	20
Casualty gain	(237)	—
Increase in inventory	(2,933)	(927)
(Increase) decrease in operating assets and liabilities	(29)	1,306

Net cash provided by operating activities	1,407	4,307

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	—	24
Proceeds from hurricane insurance claims	237	—
Purchase of real estate	(15,700)	(75)
Purchases of and additions to real estate, including development	(5,858)	(4,456)
Capitalized interest	(1,217)	(886)
Hurricane capital replacements	(254)	—
Capital replacements and enhancements	(206)	(357)
Additions to fixed assets for taxable subsidiaries classified as other assets	(164)	(186)
Notes receivable advances	—	(7)
Proceeds from notes receivable	3	10

Net cash used in investing activities	(23,159)	(5,933)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from secured short-term financing	1,192	2,836
Principal payments on secured long-term notes payable	(809)	(716)
Payment of loan costs	(133)	(3)
Payments to escrow funds for capital improvement	(211)	(209)
Collections of escrowed funds	21	37
Stock issuance costs	(21)	—
Collections of notes receivable on common stock purchases	311	14
Proceeds from stock options exercised	1	86
Proceeds from issuance of preferred stock	23,907	—
Proceeds from dividends reinvestment program	—	198
Proceeds from OP unit distribution reinvestment program	—	69
Dividends previously accounted for as compenstion expense	(363)
Payments of common stock dividends	(1,852)	(1,738)
Payments of distributions to minority interest in Operating Partnership	(241)	(236)

Net cash provided by financing activities	21,802	338

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50	(1,288)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	820	2,064

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$870	$776

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(Unaudited)

A. The Company

American Land Lease, Inc. (“ANL” and, together with its subsidiaries, the “Company”) is a Delaware corporation that owns home sites leased to owners of homes situated on the leased land and operates the communities composed of these homes. ANL has elected to be taxed as a real estate investment trust (“REIT”). ANL’s preferred stock, par value $0.01 per share (the “Preferred Stock”), is listed on the New York Stock Exchange under the symbol ANLPRA. ANL’s common stock, par value $0.01 per share (the “Common Stock”), is listed on the New York Stock Exchange under the symbol “ANL.” In May 1997, ANL contributed its net assets to Asset Investors Operating Partnership, L.P. (the “Operating Partnership”) in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership’s initial capital.

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of Common Stock. After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of Common Stock in lieu of cash. At March 31, 2005, the Operating Partnership had approximately 978,000 OP units outstanding, excluding those owned by ANL, and ANL owned 88% of the Operating Partnership. As of March 31, 2005, based on total home sites, 77% of the Company’s portfolio of manufactured home communities is located in Florida, 22% in Arizona and 1% in New Jersey.

B. Presentation of Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP.

For further information, refer to the statements and notes thereto included in ANL’s 10-K for the year ended December 31, 2004. Certain 2004 financial statement amounts have been reclassified to conform to the 2005 presentation, including the treatment of discontinued operations and assets held for sale.

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

Real Estate and Depreciation

The Company capitalizes direct costs associated with the acquisition of consolidated properties as a cost of the assets acquired, and such direct costs are depreciated over the estimated useful lives of the related assets. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, or SFAS 141, which was effective for business combinations subsequent to June 30, 2001, the Company allocates the purchase price of real estate to land, land improvements, buildings, furniture, fixtures and equipment and intangibles, such as the value of above and below market leases and origination costs associated with the in-place leases. In order to allocate purchase price on these various components, the Company performs the following procedures for properties acquired:

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

Development and Other Capital Expenditure Activities

Significant renovations and improvements that improve or extend the useful life of an asset are capitalized and depreciated over the remaining life. In addition, the Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the development of additional home sites within its manufactured home communities. Maintenance, repairs and minor improvements are expensed as incurred. Interest incurred relating to the development of communities is capitalized during the active development period. The Company’s strategy is to master plan, develop, and build substantially all of the home sites in its communities. Accordingly, substantially all projects, excluding finished lots where the home is available for occupancy, are undergoing active development. For the three months ended March 31, 2005 and 2004, capitalized interest was approximately $1,217,000 and $886,000, respectively.

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

Inventory

The Company, through a taxable subsidiary corporation, maintains an inventory of manufactured homes situated within its residential land lease communities. Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required that could have a significant impact on the Company’s results of operations and cash flows. As of March 31, 2005, $808,000 of total inventory investment of $19,721,000 was older than one year. For the three months ended March 31, 2005 and 2004, we recorded charges of approximately $73,000 and $28,000, respectively, to write carrying amounts down to market value.

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

The Company’s non-agency mortgage backed securities bonds (“MBS”) and commercial mortgage backed securities bonds (“CMBS”) were acquired at a significant discount to par value. The amortized cost of the non-agency MBS and CMBS bonds was equal to the outstanding principal amount net of unamortized discount and allowances for credit losses. Earnings from non-agency MBS and CMBS bonds were recognized based upon the relationship of cash flows received during the period and estimates of future cash flows to be received over the life of the bonds. During the three month period ended March 31, 2004, the Company received cash distributions from the CMBS bonds equal to $245,000. These cash flows were in excess of the Company’s estimate of future cash flows at December 31, 2003. The effect of this change increased net income (after minority interest in the Operating Partnership) for the three months ended March 31, 2004, by $183,000, or $0.03 per basic and diluted share. The Company did not receive any cash distributions for the three months ended March 31, 2005.

The Company classifies its non-agency MBS and CMBS bonds as available-for-sale, carried at fair value in the financial statements. The Company generally estimates fair value of the non-agency MBS and CMBS bonds based on the present value of future expected cash flows of the bonds. The fair values of the non-agency MBS and CMBS bonds, based on the underlying assets that secure the bonds, were estimated using our best estimate of the future cash flows, capitalization rates and discount rates commensurate with the risks involved. The carrying amount of the MBS and CMBS assets was $0 at March 31, 2005 and December 31, 2004, respectively.

Revenue Recognition

The Company generates income from the rental of home sites. The leases entered into by residents for the rental of home sites are generally for terms of one year and the rental revenues associated with the leases are recognized when earned and due from residents.

The Company, through a taxable subsidiary, generates income from memberships, daily green fees, cart rentals and merchandise sales at golf courses located within its communities. Revenues associated with the activities of the golf courses are recognized when earned and received by the Company.

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

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. For the three months periods ended March 31, 2005 and 2004, advertising expenses were $631,000 and $505,000, respectively, and are included within property operating expenses and selling and marketing expenses in the statements of income.

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

At March 31, 2005, the Company’s net operating loss (“NOL”) carryover was approximately $64,564,000 for the parent REIT entity and $1,750,000 for the Company’s taxable subsidiaries that are consolidated for financial reporting, but not for federal income tax purposes. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of the Company’s REIT taxable income, and as a result, to reduce the amount that the Company is required to distribute to stockholders to maintain its status as a REIT. It does not, however, affect the tax treatment to shareholders of any distributions that the Company does make. The REIT’s and the taxable subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2022, respectively.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of Common Stock outstanding during each period. Diluted earnings per share for the three months ended March 31, 2005 and 2004 reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 426,000 and 363,000 shares, respectively, without regard to vesting restrictions on options issued. As of March 31, 2005, there were no potential shares of stock excluded from dilutive earnings per share as all unexercised stock options, both vested, and unvested and unvested restricted stock would be dilutive.

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

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$2,903,000	$2,374,000
Add: Stock-based employee compensation expense included in reported net income
Restricted stock awards	90,000	117,000
High Performance Shares	(97,000)	167,000
Stock options	15,000	2,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards
Restricted stock awards	(90,000)	(117,000)
High Performance Shares	97,000	(167,000)
Stock options	(15,000)	(7,000)
Add: Minority interest in Operating Partnership	—	1,000

Pro-forma net income	$2,903,000	$2,370,000

Earnings per common share-diluted:
Reported – Income attributable to common stockholder	$0.38	$0.34
Pro forma – Income attributable to common stockholder	$0.38	$0.34
Earnings per common share-diluted:
Reported – Income attributable to common stockholder	$0.36	$0.33
Pro Forma – Income attributable to common stockholder	$0.36	$0.32

In addition to stock options, the Company values restricted stock awards that contain a market condition (defined as a vesting condition based in whole or in part upon the Company’s stock price) at their fair value at the date of issuance. The fair value of the market condition awards is determined through the use of a financial model that considers the applicable risk free interest rate, expected dividend yield, the volatility factor of the expected market price of the Company’s common stock and the term over which the performance conditions must be met to result in vesting of the awards. The resulting value is amortized to compensation expense over the service term of the award.

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

Depreciation of personal property is reported in property operating expenses, golf operating expenses, selling and marketing expenses, or general and administrative expenses, based upon the use of the associated asset. Depreciation expense relating to personal property totaled approximately $106,000 for the three months ended March 31, 2005 and $86,000 for the three months ended March 31, 2004, respectively.

Statement of Cash Flows

The Company considers cash maintained in bank accounts, money market funds and highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Non-cash investing and financing activities for the period ended March 31, 2005 and 2004 were as follows:

	2005	2004
Issuance of Common Stock for:
Services by employees and directors	463	2,105
Real estate acquired:
By issuance of OP Units	265	149

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the 2004 consolidated financial statements to conform to the classifications used in the current period, including treatment of discontinued operations. Such reclassifications have no material effect on the amounts as originally presented.

D. Real Estate

Real estate at March 31, 2005 and December 31, 2004 is as follows (in thousands):

	March 31, 2005	December 31, 2004
Land	$64,479	$48,778
Land improvements and buildings	230,560	222,893

	295,039	271,671
Less accumulated depreciation	(23,574)	(22,803)

Real estate, net	$271,465	$248,868

The Company’s real estate investment consists of buildings, land improvements, and land. Buildings consist primarily of the clubhouses at its residential land lease communities maintained as amenities for resident use. A majority of the Company’s investment in land improvements consists of long-lived assets such as lateral infrastructure at its residential land lease communities including sanitary sewer and storm water collection systems, potable water supply systems, roads and walkways. The balance of land improvements consists of assets with shorter lives such as marinas, fencing, swimming pools, spas, shuffleboard courts, tennis courts and other resident amenities.

During the three months ended March 31, 2005, the Company acquired a 260-acre tract of land in Micco, Florida, south of Melbourne, for an aggregate price of $15,700,000. The land will be used to develop a new senior community for the Company.

During the three months ended March 31, 2004, the Company sold one home site for total consideration of approximately $24,000 to a third party.

E. Casualty Events

In August and September 2004, several of the Company’s properties were impacted by the four hurricanes that traversed central Florida. Hurricanes Charley, Frances, Ivan and Jeanne damaged community amenities and resident homes. At December 31, 2004, the Company had additional claims with its insurer related to recoveries of damages caused during the hurricanes in 2004 that were not included in the accounts of the Company. During the three months ended March 31, 2005, the Company was successful in obtaining additional proceeds form its insurer. The Company received an additional $524,000 in proceeds related to damages that occurred in 2004. During the period ended March 31,

2005, the Company recognized a gain of $209,000, net of minority interest in the Operating Partnership, as a result of the receipt of insurance proceeds of approximately $237,000. In addition, the Company recognized recoveries of $140,000 or $123,000 net of minority interest in the Operating Partnership, which had previously been expensed at December 31, 2004. SFAS No. 5, “Accounting for Contingencies,” requires that no gain contingency be recorded until realization of proceeds from insurance claims. The Company has recorded its casualty gain in accordance with SFAS No. 5 and has additional claims with its insurer related to recoveries of damages caused during the hurricanes in 2004. If the Company is successful in obtaining additional insurance proceeds from its insurer, the Company will record additional casualty gain in the period that the insurance proceeds are realized. In addition, the Company also has additional claims related to expense reimbursements from its insurer. If the Company is successful in obtaining additional expense reimbursements form its insurer, the Company will record recoveries of casualty expenses in the period that the recoveries are realized.

F. Home Sales Business

The Company, through a taxable subsidiary corporation, owns an inventory of homes situated on developed vacant sites within its portfolio of residential land lease communities. In addition, the Company owns undeveloped land that is contiguous to existing occupied communities. The Company’s home sales business seeks to facilitate the conversion of this inventory of unleased land into leased sites with long-term cash flows. The Company’s home sales business closed sales of 77 and 91 new homes for the three months ended March 31, 2005 and 2004, a decrease of 15.4% over the prior year period.

G. Discontinued Operations

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed OF (“SFAS 144”), to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 was effective beginning January 1, 2002. Due to the adoption of SFAS 144, the Company now reports as discontinued operations real estate assets held for sale (as defined by SFAS 144) and real estate assets sold. All results of these discontinued operations, less applicable income taxes, are included in a separate component of income on the consolidated statements of income under the heading “discontinued operations.” This change has resulted in certain reclassifications of 2004 financial statement amounts.

The following is a summary of the components of income from discontinued operations for the three months ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Rental and other property revenues	$—	$78
Property operating expenses	—	(60)
Depreciation	—	(4)

Income from discontinued operations before loss on disposition of discontinued operations	—	14
Loss on disposition of discontinued operations	—	—

Income from discontinued operations before minority interest	—	14
Minority interest attributed to discontinued operations	—	(1)

Income from discontinued operations, net of minority interest	$—	$13

As of March 31, 2005, the Company did not have any assets classified as held for sale.

H. Secured Long-Term Notes Payable

The following table summarizes the Company’s secured long-term notes payable (in thousands):

	March 31, 2005	December 31, 2004
Fixed rate, ranging from 6.5% to 8.2%, fully amortizing, non-recourse notes maturing at various dates from 2018 through 2020	$65,983	$66,662
Fixed rate, ranging from 5.7% to 7.8%, partially amortizing, non- recourse notes maturing at various dates from 2007 through 2014	34,918	35,048
Variable rate, at LIBOR plus 300 basis points with a 5.5% floor, non-recourse notes maturing in 2005 and 2007	10,613	10,613
Variable rate, at LIBOR plus 250 basis points, non-amortizing, non-recourse notes maturing in 2013	15,015	15,015

	$126,529	$127,338

I. Secured Short-Term Financing

The Company has a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at thirty-day LIBOR plus 200 basis points (4.81% at March 31, 2005). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco Counties, Florida and Maricopa County, Arizona with a net book value of $32,611,000. The revolving line of credit matures in December 2006. At March 31, 2005, $4,375,000 was outstanding and $11,625,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. The financial covenants of the line of credit require the Company to maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to proforma annual debt service obligations (as defined by the lender) of not less than 1.0 to 1.0 on properties securing the line of credit, to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of 2.0 to 1.0, among others. Based upon the application of these covenants as of March 31, 2005, $16,000,000 was available to the Company. The Company was in compliance with all financial covenant requirements at March 31, 2005.

On February 4, 2005, the Company obtained a term loan with a bank with a total commitment of $11,000,000 that bears interest at thirty-day LIBOR plus 200 basis points (4.81% at March 31, 2005). The term loan matures on August 4, 2005 and is secured by real property and improvements located in Brevard County, Florida with a net book value of $15,864,000. At March 31, 2005, $1,000,000 was outstanding under the term loan.

The Company has a floor plan line of credit with a floor plan lender providing a credit facility of $25,000,000 with a variable interest rate linked to the prime rate and spreads varying from 1.5% to

4.5%, depending on the manufacturer and age of the inventory. Individual advances mature as early as 360 days or have no stated maturity, based upon the manufacturer. Amounts outstanding are nonrecourse to the Company for the period of time the financed home is subject to a repurchase agreement with the manufacturer of the home. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $18,225,000. At March 31, 2005, $20,461,000 was outstanding, of which all was non-recourse to the Company. Approximately $4,539,000 was available under the floor plan credit facility.

J. Commitments and Contingencies

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

The Company enters into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of residential land lease communities. The unpaid balance of these contracts remaining at March 31, 2005 is approximately $7,205,000.

As of March 31, 2005, the Company’s outstanding purchase obligations with manufacturers of homes to be constructed in the Company’s communities totaled $5,803,000.

In connection with the acquisition of a residential land lease community, the Company entered into an earn-out agreement with respect to 142 unoccupied home sites. The Company advances an additional $16,500 pursuant to the earn-out agreement for each newly occupied home site either in the form of cash or 860 OP Units, as determined by the seller. The Company paid $265,000 and $148,000 for the three months ended March 31, 2005 and 2004, respectively, in cash and OP Units for newly occupied home sites that was recorded as real estate. At March 31, 2005, there were 13 unoccupied home sites subject to the earnout.

K. Segment Reporting

The Company has two reportable segments: rental property (ownership of land leases, land development, investment acquisition and disposition) and home sales (sale of homes, both new and used, to be sited on land owned by the Company). The rental property segment consists of residential land lease communities that generate rental and other property related income through the leasing of land to residents that are unrelated to the Company. The home sales segment sells manufactured homes to customers that are unrelated to the Company. The homes sold by the home sales segment are situated on land within the Company’s portfolio of rental property. The customers of the home sales business become residents of the Company’s rental property segment coincident with the sale of a home, at which time the customer enters into a lease with the rental property segment. No revenues are generated from transactions with other segments and no single resident or customer contributed 10% or more of total revenues during the three months ended March 31, 2005 and 2004.

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

Statement of Financial Accounting Standard No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”) requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of its executive senior management team who use several generally accepted industry financial measures to assess the performance of the business. Specifically, the Company’s chief operating decision makers assess and measure segment operating activities based on contribution margins from each segment.

The revenues, profit (loss), and assets for each of the reportable segments are summarized in the following tables for the periods ended March 31, 2005 and March 31, 2004 (in thousands):

	Three months ended March 31, 2005
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$8,036	$8,984	$—	$17,020

Contribution margin	4,416	598	—	5,014

General and administrative expenses	(202)	(226)	(1)	(429)
Interest expense	—	—	(1,533)	(1,533)
Interest and other income	—	—	12	12
Casualty gain	237	—	—	237
Minority interest in earnings	—	—	(398)	(398)

Net income (loss)	$4,451	$572	$(1,920)	$2,903

Assets	$273,080	$26,286	$1,546	$300,912

Capital Additions to:
Real estate	$23,284	$—	$—	$23,284
Capital replacements – real estate	100	—	—	100
Capital replacements – other assets	106	—	—	106
Other assets	84	109	9	202

Total	$23,574	$109	$9	$23,692

	Three months ended March 31, 2004
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$7,371	$9,465	$—	$16,836

Contribution margin	3,848	818	—	4,666

General and administrative expenses	(396)	(502)	(13)	(911)
Interest expense	—	—	(1,343)	(1,343)
Interest and other income	—	—	272	272
Income from discontinued operations	13	—	—	13
Minority interest in earnings	—	—	(323)	(323)

Net income (loss)	$3,465	$316	$(1,407)	$2,374

Assets	$237,138	$14,206	$982	$252,326

Capital Additions to:
Real estate	$5,566	$—	$—	$5,566
Capital replacements – real estate	316	—	—	316
Capital replacements – other assets	41	—	—	41
Other assets	22	157	7	186

Total	$5,945	$157	$7	$6,109

L. Fair Value of Financial Instruments

The aggregate fair value of cash and cash equivalents, receivables, payables and short-term secured debt as of March 31, 2005 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of our variable rate secured long-term debt approximates its carrying value.

For the Company’s fixed rate secured long-term debt, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the calculated estimates of fair value cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of the Company’s secured long-term notes payable was $132,170,000 and $133,144,000 at March 31, 2005 and December 31, 2004, respectively, as compared to the carrying value of $126,529,000 and $127,338,000 at March 31, 2005 and December 31, 2004, respectively.

M. Stock and Dividends

Officer Stock Loans

In previous years, the Company had provided loans to some of its executive officers in an amount equal to the total cash required to purchase common stock in the Company at the then prevailing market prices. These loans have a 10-year maturity, are 25% recourse to the executive officers, bear interest at 7.5% and are secured by the stock acquired with the proceeds from the loan. As of March 31, 2005, the total balance outstanding on loans made to officers secured by Common Stock was approximately $437,000 and principal payments made on these obligations were $311,000 and $14,000 for the three months ended March 31, 2005 and 2004, respectively. During the period ended March 31, 2005, one officer repaid the balance due in full and the outstanding officer loan was current with respect to principal and interest. The loan is reported as an offset to equity on the balance sheet. In compliance with current regulations, the Company has not made loans to executive officers since January 1, 2001.

Stock-based Compensation Correction

During the course of the Company’s review of its application of SFAS 123, it determined that the accounting for certain aspects of its accounting for stock-based compensation was in error. The Company had previously valued certain awards of performance-based restricted stock at the market value of the Company’s common stock at the date of issuance. These awards have been determined to be target stock price awards that should have been recorded at fair value on the date of issuance. In accordance with SFAS 123, the Company has estimated the value of HPS Share awards using a valuation model which considers the applicable risk-free interest rate, expected dividend yield, the volatility factor of the expected market price of the Company’s common stock and the term over which the performance conditions must be met to result in vesting of the awards. Since the estimate of fair market value is less than the market price at issuance, the amount of expense will be reduced thereby increasing Net income. In addition, the Company had previously treated dividends paid on non-vested restricted stock as additional compensation expense until the vesting condition was satisfied. Under SFAS 123, only the dividends paid on non-vested awards that are not expected to vest should be recognized as additional compensation expense.

Following this review, the Company corrected these errors to conform with the provisions of SFAS 123 for valuing target stock price awards and to reverse previously recorded compensation expense related to the target stock price awards and dividends paid on unvested awards that are expected to vest. The correction relates solely to accounting treatment. It does not affect the Company’s historical or future cash flows and the impact on the Company’s current or prior years’ earnings per share, cash from operations and shareholders’ equity is immaterial.

Restricted Stock

The Company issued approximately 15,000 shares of restricted stock to members of management during the three months ended March 31, 2005. The restricted stock was issued at the fair value of the Common Stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to a risk of forfeiture within the vesting period. Vesting period of the restricted stock issued is four years. The fair value of the restricted stock is amortized to compensation expense over the vesting period. In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock which are not expected to vest are charged to compensation expense in the period paid.

The Company has made grants of restricted stock awards whereby the Company issued restricted common stock (the “HPS Shares”) under the terms of the 1998 Stock Incentive Plan. Dividends are paid on the HPS Shares in the same amounts and at the same time as dividends are paid on outstanding Common Stock. In furtherance of the Company’s goal of making share ownership the primary motivation of its senior management team, the Company has made grants of restricted stock which vest over a three year period, as described below. Future grants of performance based restricted stock and the terms thereof will be subject to the approval of the Board of Directors.

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

The 2005 HPS Share grant was 80,000 shares with a final measurement date of December 31, 2007. The Equity REIT Index average total return over the trailing ten years as of December 31, 2004 was 14.81%. For the 2005 HPS Share grant to fully vest, the actual total return over the three-year period is required to be 19.81%. If the actual total return is between 14.81% and 19.81% then a ratable portion of the HPS Shares would vest (for example, one half of the HPS Shares would vest if the actual total return is 17.31%). If the actual total return does not exceed 14.81%, all HPS Shares would be forfeited, but none of the dividends paid during the three-year period would be forfeited.

Preferred Stock

On February 23, 2005 and March 2, 2005, the Company sold 900,000 and 100,000 shares, respectively, of newly created 7.75% Class A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Class A Preferred Stock”) in a registered public offering generating net proceeds of approximately $23,907,000, net of offering costs of $1,093,000. The net proceeds from these issuances were used to repay indebtedness including amounts outstanding under a promissory note incurred on February 4, 2005 in connection with the acquisition of property in Micco, Florida and the Company’s revolving line of credit. Holders of the Class A Preferred Stock are entitled to receive quarterly dividend payments of $0.48 per share, equivalent to $1.94 per share on an annual basis, or 7.75% of the $25 per share liquidation preference. Class A Preferred Stock is senior to Common Stock as to dividends and liquidation. Upon the Company’s liquidation, dissolution or winding up, before payments of distributions are made to any holders of the Company’s Common Stock, the holders of the Class A Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends. Each share of Class A Preferred Stock is redeemable at the Company’s option beginning February 23, 2010 for cash in the amount of $25 per share, plus all accrued and unpaid dividends, if any, to the date fixed for redemption.

The Company deducts cumulative unpaid preferred stock dividends from net income to arrive at income available to Common Stock holders. For the three months ended March 31, 2005 and 2004, the Company deducted $194,000 and $0, respectively, related to cumulative unpaid preferred stock dividends.

Dividends

The Company’s dividend is set quarterly by the Company’s Board of Directors and is subject to change or elimination at any time. The Company paid quarterly dividends on Common Stock of $0.25 per share, totaling $1,852,000 and $1,738,000 for the three months ended March 31, 2005 and 2004, respectively.

N. Recent Accounting Developments

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

In December 2004, the FASB issued FAS 153, “Exchanges of Nonmonetary Assets.” This Statement amends the guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” That statement is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has not historically entered into a significant level of nonmonetary transactions and therefore does not expect that adoption of this standard will impact its financial position or results unless nonmonetary transactions are utilized in the future.

O. Subsequent Events

The Company’s dividend is set quarterly and is subject to change or elimination at any time. On April 27, 2005, the Board of Directors declared a quarterly cash dividend of $0.25 per share of Common Stock for the quarter ended March 31, 2005, payable on May 27, 2005 to shareholders of record on May 12, 2005.

On April 27, 2005, the Board of Directors declared a cash dividend of $0.5167 per share of Class A Preferred Stock including dividends accrued from the issuance date through the end of the dividend period of May 31, 2005.

On April 15, 2005, an officer of the Company repaid the remaining officer loan with a principal balance outstanding of $437,000. As of April 15, 2005, there are no amounts outstanding related to officer stock loans. In compliance with current regulations, the Company has not made loans to executive officers since January 1, 2001.

On April 19, 2005, the Company entered in to an $8,955,000 construction contract with a third party to develop a subdivision and other site improvements at one of our communities.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this report and our other filings with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and the Exchange Act, as well as information communicated orally or in writing between the dates of these SEC filings, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include projections relating to our cash flow, dividends, anticipated returns on real estate investments and opportunities to acquire additional communities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of home sites; competition; the availability of real estate assets at prices which meet our investment criteria; our ability to reduce expense levels, implement rent increases, use leverage and other risks set forth in our SEC filings. In addition, our current and continuing qualification as a REIT involves the application of highly technical and complex provisions of the Code and depends on our ability to meet the various requirements imposed by the Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in the documents we file from time to time with the SEC. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles which require us to make estimates and assumptions. We believe that of our significant accounting policies (see Note C to the condensed consolidated financial statements), the following may involve a higher degree of judgment and complexity.

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

The most significant capitalized cost is interest. We capitalize interest when the following three conditions are present: (i) expenditures for the asset have been made, (ii) activities necessary to get the asset ready for its intended use are in progress and (iii) interest cost is being incurred. Our determination of the activities in progress for a development property is subject to professional judgment. The most significant judgment is the determination to capitalize interest relating to the ownership of land being developed as new home sites. In many cases, the development activity is expected to take place over several years and in multiple phases. It is our conclusion that the entirety of each parcel is under development and is a qualifying asset. Accordingly, interest is capitalized with respect to the entire parcel until such time as development activities cease or the individual home site is ready for its intended use. We regularly review the amount of capitalized costs in conjunction with our review of impairment of long-lived assets. Based on the level of development activity for the period ended March 31, 2005, if our development activities decrease such that 10% of our assets qualifying for capitalization of interest are no longer qualified, the amount of capitalized interest would have been reduced by $141,000. Reducing capitalized interest would increase interest expense, resulting in lower net income, which would be offset in future periods by lower depreciation expense.

Fair Value of Financial Instruments

The aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt as of March 31, 2005 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of our variable rate secured long-term debt approximates carrying value. For the fixed rate secured long-term debt, fair values have been based upon estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of the Company’s secured long-term notes payable was $132,170,000 and $133,144,000 at March 31, 2005 and December 31, 2004, respectively, as compared to the carrying value of $126,529,000 and $127,338,000 at March 31, 2005 and December 31, 2004, respectively.

Rental Property Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 30 to 45 years for buildings and 5 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers compared to inventory we own, inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results. On a quarterly basis, we review each home in inventory that is older than one year and evaluate our carrying amount versus recent offers, comparable sales, and our asking price in order to derive an estimate of its market value. In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales in the current period. As of March 31, 2005, $808,000 of our total inventory of $19,721,000 was older than one year. For the three months ended March 31, 2005 and 2004 we recorded charges of $73,000 and $28,000, respectively to write down carrying amounts to market value. If the Company’s estimate of fair market value was overstated by 10%, the Company would record an additional write down to fair market value, less a normalized margin, of $40,000 based upon the carrying value of inventory as of March 31, 2005.

Stock Based Compensation

Stock based compensation expense is recorded in certain instances at the fair value of awards at the date of issuance. The determination of fair value requires the application of complex financial models and assumptions. The fair value assigned to awards at the date of issuance determines the amount of compensation expense that we will recognize over the vesting period for the award. There are alternative valuation models that may result in a valuation for awards that differs for our assessment of fair value. The application of alternative models or different valuation assumptions within the models we use will result in a fair value that is greater than or less than the fair value we assign to awards. To the extent that the alternative fair value is greater than the fair value we assign to awards, compensation expense over the vesting term of the award would increase resulting in lower net income.

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

Portfolio Summary

	Operational Home sites		Developed Home sites	Undeveloped Home sites	RV Sites	Total
As of December 31, 2004	6,931		1,101	960	129	9,121
Properties developed	—		—	—	—	—
New lots purchased	—		2	533	—	535
Lots sold	—		—	—	—	—
New leases originated	65		(65)	—	—	—
Adjust for site plan changes	(3)		—	(1)	—	(4)

As of March 31, 2005	6,993	(1)	1,038	1,492	129	9,652

(1)	As of March 31, 2005, 6,657 of these operational home sites were occupied.

Occupancy Roll Forward

	Occupied Home sites	Operational Home sites	Occupancy
As of December 31, 2004	6,617	6,931	96.5%
New home sales	77	65
Used home sales	2	—
Used homes acquired	(19)	—
Lots sold	—	—
Homes constructed by others	2	—
Site plan changes	—	(3)
Homes removed from previously leased sites (1)	(22)	—

As of March 31, 2005	6,657	6,993	95.2%

(1)	Of this total, approximately 41% are due to resident relocation and 59% are due to Company initiated vacation of the leased site in anticipation of future redevelopment.

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

The Board of Governors of NAREIT defines FFO as net income or loss, computed in accordance with GAAP, excluding gains and losses from debt restructuring and sales of property, plus real estate related depreciation and amortization (excluding amortization of financing costs) and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition and include adjustments for the minority interest in the Operating Partnership owned by persons other than us. The NAREIT indicated, as of October 1, 2003, that impairment losses should be subtracted in the calculation of FFO. In the table presented below, we have complied with the October 1, 2003 guidance and have included impairment charges, if any, as a deduction in calculating FFO.

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

For the three months ended March 31, 2005 and 2004, our FFO was (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income attributable to common stockholder(1)	$2,709	$2,374
Adjustments:
Cumulative unpaid preferred stock dividends	194	—
Minority interest in operating partnership	398	323
Real estate depreciation	841	705
Discontinued operations:
Real estate depreciation	—	4
Minority interest in operating partnership attributed to discontinued operations	—	1
Casualty gain	(237)	—

Funds From Operations (FFO)	3,905	3,407

Cumulative unpaid preferred stock dividends	(194)	—

Funds From Operations attributable to common stockholders	$3,711	$3,407

Weighted average common shares, common shares equivalents and OP Units outstanding	8,524	8,246

(1)	Represents the numerator for earnings per common share calculated in accordance with GAAP

For the three months ended March 31, 2005 and 2004, net cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Cash provided by operating activities	$1,407	$4,307
Cash used in investing activities	$(23,159)	$(5,933)
Cash provided by financing activities	$21,802	$338

RESULTS OF OPERATIONS FOR THE

THREE MONTHS ENDED MARCH 31, 2005

Executive Overview

American Land Lease is in the business of owning and generating residential land leases. Our current business focuses on the ownership and generation of these leases within adult or retirement (55+) communities (95% of our total home sites at March 31, 2005); we focus on these communities for the following reasons:

•	Current demographic projections predict that the customer base for this asset class will grow for the next 20+ years.

•	The residents have established credit histories and therefore are able to obtain favorable financing or pay cash for their home – making significant equity investments to improve the leasehold estate that secures our lease.

•	The residents, as a result of their retired or semi-retired status, are less affected by current economic changes – thereby making their continued rental payments more stable and the continued sales of homes in our communities more consistent year to year.

•	The Company is able to leverage its current marketing, brand, and management expertise.

The Company seeks growth through home sales to fill unoccupied home sites in current subdivisions, development of its land portfolio to increase the inventory of available home sites, and the selective acquisition of communities and development opportunities.

This business model presents a number of challenges and risks for the Company’s management. Several of these risks are:

•	The continued development of additional home sites is a capital-intensive activity that requires substantial investments to be made in advance of returns.

•	Older homes may depreciate or become obsolete.

•	Changes in the interest rate environment may have an adverse impact our new home sales customer’s ability to realize sufficient proceeds from the sale of their present homes, therefore limiting their financial ability to acquire new homes in our communities.

•	The cost of developing additional home sites and communities may increase at a rate or to a level that may exceed the costs projected at the point of the initial investment by the Company.

•	Based upon the above and other factors, the rate of sale of new homes may be substantially slower than projected at the point of the initial investment by the Company, resulting in returns on investment materially different from original projections.

•	There are additional challenges that might occur as a result of the 2004 hurricane season:

•	Our residents’ homes may have damage that exceeds the insurance proceeds available under their homeowner’s policies, thereby limiting residents’ ability to restore their home to its pre-hurricane condition. In some instances, this may result in a temporary loss of occupancy. This occupancy loss may be largely, but not entirely, insured under the Company’s business interruption policies.

•	The extent of claims made against properties in our asset class may have a material impact on the cost of insurance for both the Company and our residents, thereby increasing the Company’s operating costs at a rate in excess of rental rate increases and limiting our residents’ ability to reinvest in their homes at the same rate enjoyed before the hurricanes.

•	The severity and number of hurricanes that impacted Florida may result in a slowing rate of new customers to buy homes on our expansion sites, thereby reducing rate of absorption and lowering the Company’s return on investment.

•	The costs of hurricane clean up and repair may not be fully covered by insurance policies, resulting in higher than projected capital spending.

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

Rental Property Operations

Rental and other property revenues from our owned properties totaled $7,637,000 for the three months ended March 31, 2005 compared to $6,968,000 for the three months ended March 31, 2004, an increase of $669,000 or 9.6%. The increase of 9.6% is attributed to a 3.9% increase associated with sites leased during both periods, and 5.7% to newly leased sites. The increase in property operating revenue was a result of:

•	$634,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$39,000 increase in the pass on of property tax allocations to tenants correlated with the increase in certain property tax expenses,

•	$5,000 increase in late fees, net of amounts written off as uncollectible, and a

•	$2,000 increase in other property income, all offset by a

•	$11,000 decrease in rents for recreational vehicle sites.

Golf course operating revenues totaled $399,000 for the three months ended March 31, 2005 compared to $403,000 for the three months ended March 31, 2004, a decrease of $4,000 or 1.0%. Golf revenues increased at one community and decreased at two other communities that have adjacent golf courses.

Property operating expenses from our owned properties totaled $2,592,000 for the three months ended March 31, 2005 compared to $2,510,000 for the same period in 2004, an increase of $82,000 or 3.3%. The increase in property operating expenses was a result of:

•	$43,000 increase in repairs and maintenance,

•	$29,000 increase in property taxes,

•	$25,000 increase in utilities,

•	$17,000 increase in salaries, wages and benefits and a

•	$ 4,000 increase in property insurance, all offset by a

•	$24,000 decrease in professional fees;

•	$12,000 decrease in property operating overhead.

During the three months ended March 31, 2005, we collected proceeds under insurance policies totaling $140,000 that related to expenses incurred in earlier periods. These proceeds related to the hurricanes that traversed Florida in August and September of 2004. As a result, there is no comparable amount for the three months ended March 31, 2004.

Golf course operating expenses totaled $327,000 for the three months ended March 31, 2005 compared to $308,000 for the three months ended March 31, 2004, an increase of $19,000 or 6.2%.

Depreciation expense was $841,000 during the three months ended March 31, 2005 compared to $705,000 during the same period in 2004. The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites.

Same store property revenues for the three months ended March 31, 2005 increased by 9.5% from the three months ended March 31, 2004, consisting of an 3.9% increase from same site rental revenues, a 5.7% increase from absorption rental site revenues offset by a 0.1% decrease from golf revenues. Expenses related to those revenues increased 4.9% over that same period consisting of a 2.1% increase in same site rental expenses, a 2.0% increase from absorption rental site expenses and a 0.8% increase in golf expenses. Same store property net operating income increased 11.8% for the three months ended March 31, 2005. Our same store base included 96% of our property operating revenues for the three months ended March 31, 2005.

The Company believes that same store information provides the user of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the three months ended March 31, 2005 and 2004, determined in accordance with GAAP, is reflected in the table on the following page (in thousands):

		Three Months Ended March 31, 2005	Three Months Ended March 31, 2004	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues		$6,921	$6,644	$277	4.2%	3.9%
Absorption rental revenues		434	32	402	1256.3%	5.7%
Same site golf revenues		399	403	(4)	-1.0%	-0.1%

Same store revenues	A	7,754	7,079	675	9.5%	9.5%

Re-development property revenues		275	286	(11)	-3.8%
Other income		7	6	1	16.7%

Total property revenues	C	8,036	7,371	665	9.0%

Same site rental expenses		2,071	2,023	48	2.4%	2.1%
Absorption rental expenses		48	—	48	100.0%	2.0%
Same site golf expenses		327	308	19	6.2%	.08%

Same store expenses	B	2,446	2,331	115	4.9%	4.9%

Re-development property expenses		88	91	(3)	-3.3%
Recoveries of casualty expenses related to hurricanes		(140)	—	(140)	-100.0%
Expenses related to offsite management(2)		385	396	(11)	-2.8%

Total property operating expenses	D	2,779	2,818	(39)	-1.4%

Same Store net operating income	A-B	5,308	4,748	560	11.8%

Total net operating income	C-D	5,257	4,553	704	15.5%

(1)	Contribution to Same Store % change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2004 period. For example, same site rental revenue increase of $277 as compared to the total same store revenues in 2004 of $7,079 is a 3.9% increase ($277 / $7079 = 3.9%).
(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Operations

Revenues for the home sales business totaled $8,821,000 for the three months ended March 31, 2005 as compared to $9,280,000 for the three months ended March 31, 2004, with the decrease driven by decreased volume partially offset by increased average selling prices. Units sold totaled 77 for the three months ended March 31, 2005 compared to 91 units for the three month period ended March 31, 2004, a decrease of 15.4%. The average selling price of new homes closed was $112,000 and $100,000, respectively, for the three months ended March 31, 2005 and 2004, an increase of 12.0%. Total cost of sales for the three months ended March 31, 2005 was $6,014,000 compared to $6,204,000 for the three months ended March 31, 2004. Resulting margin decreases are attributable to product mix and increased cost of our product as the supply of materials and labor have been restricted due to the 2004 hurricanes. Selling and marketing expenses decreased $58,000 from the 2004 period primarily as a result of decreased commissions associated with decreased unit volume of home sales offset by increased marketing costs for newly constructed subdivisions within existing communities, and increased staff levels.

We reported income from the home sales business of $598,000 for the three months ended March 31, 2005 as compared to income of $818,000 for the three months ended March 31, 2004.

General and Administrative Expenses

During the three months ended March 31, 2005 and 2004, general and administrative expenses were $429,000 and $911,000, respectively. The decrease of $482,000 is as a result of:

•	$289,000 decrease in amortization of deferred compensation largely driven by the correction of our accounting for stock-based compensation including amounts related to expenses from prior periods,

•	$424,000 decrease in dividends paid on non-vested restricted stock largely driven by the correction of our accounting for stock-based compensation including amounts related to expenses from prior periods offset by;

•	$192,000 increase in compensation costs, and a

•	$19,000 increase in travel costs,

Interest and Other Income

During the three months ended March 31, 2005 and 2004, interest and other income was $12,000 and $272,000, respectively. The decrease of $260,000 is a result of:

•	$245,000 decrease in interest income from our CMBS bonds,

•	$10,000 decrease in interest income related to repayment in full of an interest bearing note, and a

•	$5,000 decrease in other income.

Interest Expense

During the three months ended March 31, 2005 and 2004, interest expense was $1,533,000 and $1,343,000, respectively. The increase is primarily a result of new debt secured on existing owned properties, development expenditures made in advance of home sales and an increase in the amount outstanding on the floor plan facility on home sales inventory, and an increase in the amounts outstanding on the Company line of credit, all offset by scheduled amortization of existing long term debt and increased capitalized interest as a result of purchasing a new development community.

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

We believe that our projection of the first year returns from the leases originated on expansion home sites provides the user of our financial statements with a comparison of the profitability of the newly leased sites to our current portfolio and to alternative investments in stabilized communities. Our calculation of estimated first year annualized profit on leases originated on expansion home sites is based upon a non-GAAP financial measure. We project the amount of variable property operating expenses we will incur as a result of the newly leased home sites. In order to project our variable operating expenses, we begin with operating expenses determined under GAAP and deduct those expenses we believe will not increase with the addition of newly leased sites.

The most directly comparable financial measure that can be reconciled to GAAP is our historical return on investment in operational home sites, which is reconciled on page 33 in footnote 1. Our presentation of the estimated first year return on the expansion home sites cannot be directly reconciled to a comparable GAAP measure principally because there will be leases that begin in the middle of the period and we estimate the incremental operating expenses associated with these leases. The estimated first year annualized return on investment in expansion home sites should not be considered in isolation from nor is it intended to represent an alternative measure of operating income or cash flow or any other measure of performance as determined in accordance with GAAP.

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

Comparison of the Three Months Ended March 31, 2005 and 2004

The leases facilitated by the home sales business during the three months ended March 31, 2005 and 2004 are estimated to provide a first year return on investment of 9.6% and 9.4%, respectively. These returns are shown on the following page and are based upon unaudited pro forma information. This compares to our realized returns from earning sites of 8.1% for the year ended December 31, 2004. The decrease in return on expansion home sites is driven primarily by (i) increases in the per site cost of development as a result of larger lots to accommodate larger homes, (ii) increased lease incentives given in 2005 over 2004, and (iii) increases in the per site cost of development as a result of additional amenities, offset partially by increased profitability of our home sales business resulting from more home sales over which the fixed costs are allocated. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our estimated first year return on investment in expansion home sites for the three months ended March 31, 2005 and 2004 is shown on the following page (in thousands, except expansion sites leased):

		Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Expansion sites leased during the year		65	89

Estimated first year annualized profit on leases originated during the year	A	$260	$340

Costs, including development costs of sites leased		$3,236	$4,348
Home sales income attributable to sites leased		522	733

Total costs incurred to originate ground leases	B	$2,714	$3,615

Estimated first year annualized return on investment for leases originated during the year	A/B	9.6%	9.4%

For the three months ended March 31, 2005 and 2004, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Reported income from sales operations	$598	$818
Used home sales and brokerage business income	(76)	(85)

Adjusted income for pro forma analysis	$522	$733

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

The reconciliation of our estimated first year return on investment in expansion home sites, a non-GAAP financial measure, to our return on investment in operational home sites in accordance with GAAP is shown below (in thousands):

		Total Portfolio for Year Ended December 31, 2004
Property income before depreciation[1]	A	$17,811
Total investment in operating home sites[1]	B	$220,918
Return on investment from earning home sites[1]	A/B	8.1%

[1]	A reconciliation of our return on investment for earning sites for the year ended December 31, 2004 to property income before depreciation and investment in operational sites is shown below (in thousands)

December 31, 2004
Rental and other property revenues	$29,221
Property operating expenses	(11,410)

Property income before depreciation (A)	$17,811

Real estate assets, net	$248,868
Add: Accumulated depreciation	22,803
Less: Real estate under development	(49,360)
Less: Cost of home sites ready for intended use	(1,393)

Investment in operational sites (B)	$220,918

Return on investment in operational sites (A/B)[1]	8.1%

[1]	Our return on investment in operational sites reflects our income from and investment in sites that were leased for the first time during the year ended December 31, 2004. For these leases, the income reported above includes less than a full twelve months of operating results. Consequently, when compared to the investment we have made in these home sites, the return on investment during the year ended December 31, 2004 is less than the return when measured using a full twelve months of operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had cash and cash equivalents of $870,000. Our principal activities that demand liquidity include our normal operating activities, payments of principal and interest on outstanding debt, acquisitions of and additional investments in properties, and payments of distributions to stockholders and OP Unit holders. We expect to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sales of properties and cash generated from operations. On February 23, 2005 and March 2, 2005, we issued 900,000 shares and 100,000 shares, respectively, of newly created 7.75% Series A Cumulative Redeemable Preferred Stock for a purchase price of $25.00 per share. The net proceeds from these issuances were used to repay indebtedness including amounts outstanding under a promissory note incurred on February 4, 2005 in connection with the acquisition of property in Micco, Florida and the Company’s revolving line of credit.

In the event that there is an economic downturn and the cash provided by operating activities is reduced or if access to short term borrowing sources becomes restricted, we may be required to reduce or eliminate expenditures for the continued development of our communities and/or reduce or eliminate the dividend.

On December 13, 2004, we renewed and extended the revolving line of credit with a lender for a total commitment of $16,000,000. The line of credit is secured by real property and improvements located in St. Lucie County, Lake County, and Pasco County, Florida and Maricopa County, Arizona. The loan bears interest at a rate equal to thirty-day LIBOR plus 200 basis points. This interest-only note matures in December 2006. The availability of funds under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. The terms of our line of credit require that we maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to proforma annual debt service obligations (as defined by the lender) of not less than 1.0 to 1.0 for properties that secure the line of credit. Based upon the application of these covenants as of March 31, 2005, $16,000,000 was available to the Company.

We have a floor plan line of credit with a floor plan lender providing a credit facility of $25,000,000 with a variable interest rate indexed to the prime rate and spreads varying from 1.5% to 4.5%, depending on the manufacturer and age of the inventory. The facility has a minimum interest rate of 5.5% based upon a minimum prime rate of 4.0%. Individual advances mature as early as 360 days or have no stated maturity, based upon the manufacturer. Amounts outstanding are non-recourse to the Company for the period of time the financed home is subject to a repurchase agreement with the manufacturer of the home. This floor plan line of credit is secured by inventory located in our residential land lease communities with a carrying value of approximately $18,225,000. At March 31, 2005, $20,461,000 was outstanding, of which all was non-recourse to the Company. Approximately $4,539,000 was available under the floor plan credit facility.

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

Operating Activities

Our net cash provided by operating activities was $1.4 million during the three months ended March 31, 2005 compared to $4.3 million during the same period in 2004. The $2.9 million decrease was primarily the result of:

•	$2.0 million increase in cash used by inventory as a result of higher inventory levels in 2005, and a

•	$1.3 million decrease in cash provided by operating assets and liabilities as a result of increased business volumes and increases in accounts payable balances from the 2004 period, all offset by,

•	$0.4 million increase in earnings before depreciation, amortization, minority interest, and casualty gain.

Investing Activities

During the three months ended March 31, 2005, the net cash used in investing activities was $23.2 million, compared with $5.9 net cash used during the same period in 2004. The $17.3 million increase in net cash used for investing activities is primarily the result of:

Increases

•	$15.6 million increase in expenditures related to the purchase of a new development community

•	$1.6 million increase in expenditures for capital replacements, development and improvements in the 2005 period as compared to the 2004 period, primarily related to the continued and accelerated development of unleased sites, and a

•	$0.3 million increase in capital replacement and enhancement as a result of multiple hurricanes in Florida during 2004; all offset by

Decreases

•	$0.2 million increase in proceeds from hurricane insurance claims.

Financing Activities

Net cash provided by financing activities was $21.8 million for the three months ended March 31, 2005 compared with net cash provided during the same period in 2004 of $0.3 million.

The $21.5 million increase in cash provided by financing activities is primarily the result of:

Increases

•	$23.9 million increase in net proceeds from the issuance of preferred stock, and a

•	$0.3 million increase in proceeds from officer stock loans, all offset by,

Decreases

•	$1.6 million decrease in proceeds from secured long-term financing,

•	$0.4 million increase in dividends previously accounted for as compensation expense,

•	$0.2 million decrease in proceeds from dividend reinvestment program,

•	$0.1 million increase in payment of common stock dividends,

•	$0.1 million decrease in proceeds from OP Unit distribution reinvestment program,

•	$0.1 million increase in principal payments made on secured long-term notes payable,

•	$0.1 million decrease in proceeds from the stock options exercised,

•	$0.1 million increase in payment of loan costs.

Dividends and Distributions

Our dividends on common and preferred stock are set quarterly by the Board of Directors and is subject to change or elimination at any time. Our primary financial objective is to maximize long term, risk adjusted returns on investment for common shareholders. While dividend policy is considered within the context of this objective, maintenance of past dividend levels is not a primary investment objective of the Company and is subject to numerous factors including the Company’s profitability, capital expenditure plans, obligations related to principal payments and capitalized interest, and the availability of debt and equity capital at terms deemed attractive by the Company to finance these expenditures. Our NOL may be used to offset all or a portion of our REIT taxable income, which may allow us to reduce or eliminate our dividends paid and still maintain our REIT status.

Historically, the combination of dividend payments, capital expenditures, capitalized interest and debt repayment has exceeded funds provided from operating activities, and we have funded a portion of these expenditures from debt financings. However, there is no assurance that we will be able to continue to do so on terms deemed acceptable in the future. In the event that we are unable to do so or decide not to pursue such financing source, we will be required to reduce or eliminate dividends reduce or eliminate capital expenditures, or both.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk is changes in interest rates relating to our various debt instruments and borrowings. The following is a discussion of the potential impact of changes in interest rates on our debt instruments.

We have $66.0 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $34.9 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed. We have repricing and refunding risks as to the unpaid balance on these notes of $30.4 million due at maturity between 2007 and 2014.

We have $10.6 million of interest only, non-recourse, secured long-term notes payable. These are variable rate loans at 30 day LIBOR plus 3%, with a floor of 5.5% and a ceiling of 10%. If LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $106,000 due to an increase in interest expense based on the outstanding balance at March 31, 2005. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have an additional $15.0 million of interest only, non-recourse, secured long-term notes payable on terms different from those set fourth in the preceding paragraph. These are variable rate loans at 90 day LIBOR plus 2.5%. If LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $150,000 due to an increase in interest expense based on the outstanding balance at March 31, 2005. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have a recourse, secured floor plan facility that bears interest at the lender’s prime rate plus amounts ranging from 1.5% to 4.5% based upon the manufacturer and age of the inventory. If the lender’s prime rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $205,000 due to an increase in interest expense on this line of credit, based on the approximately $20.5 million outstanding balance at March 31, 2005. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer, chief operating officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based upon this evaluation, our chief executive officer, chief operating officer, and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to American Land Lease, including our consolidated subsidiaries, required to be disclosed in our SEC filings (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to American Land Lease’s management, including our chief executive officer, chief operating officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

The information disclosed under the heading “Legal Contingencies: in Note C of the condensed consolidated financial statements of this Form 10-Q and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

Item 6. EXHIBITS

(a)	Exhibits:

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of February 17, 2005, by and among the Registrant, Asset Investors Operating Partnership, L.P., and Raymond James & Associates, Inc. as representatives for the Underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, dated February 17, 2005 and filed on February 22, 2005).

3.1	Second Amended and Restated Certificate of Incorporation of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, dated April 2, 2001 and filed on April 2, 2001).

3.2	Fourth Amended and Restated By-laws of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated April 4, 2005 and filed on April 5, 2005).

3.3	Amendment No. 1 to the Third Amended and Restated By-laws of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated February 14, 2005 and filed on February 17, 2005).

4.1	Waiver regarding stock ownership restrictions between the Registrant and Terry Considine, dated August 11, 2000 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, dated April 2, 2001, and filed on April 2, 2001).

4.2	Waiver regarding stock ownership restrictions between the Registrant and Asset Investors Operating Partnership, L.P., dated August 11, 2000 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, dated April 2, 2001 and filed on April 2, 2001).

4.3	Certificate of Designations for 7.75% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, dated February 17, 2005 and filed on February 22, 2005).

4.4	Form of Stock Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, dated February 17, 2005 and filed on February 22, 2005).

10.1	Form of Indemnification Agreement between the Registrant and each Director of the Registrant (incorporated herein by reference to Appendix A to the Proxy Statement of the Registrant, and dated May 18, 1987).

10.2	1998 Stock Incentive Plan of the Registrant (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1998, and filed on August 14, 1998).

10.3	Secured Promissory Note date September 13, 1999 between Robert G. Blatz and Asset Investors Operating Partnership, L.P. (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K dated December 31, 1999, Commission File No. 1-2262, filed March 28, 1999).

10.4	Form of Assignment and Assumption of Membership Interest (incorporated herein by reference to Exhibit 10.11(c) to the Registrant’s Current Report on Form 8-K, dated August 13, 1999, and filed on August 30, 1999).

10.5	Loan and Security Agreement, dated July 31, 2003, by and between Wachovia Bank, N.A., and Asset Investors Operating Partnership, L.P., Community Savanna Club Joint Venture, AIOP Lost Dutchman Notes, L.L.C., and Community Brentwood Joint Venture (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q, dated September 30, 2003 and filed on November 13, 2003).

10.7	Loan and Security Agreement, dated December 13, 2004, by and among Wachovia Bank, N.A., and Asset Investors Operating Partnership, L.P., Community Savanna Club Joint Venture, AIOP Lost Dutchman Notes, L.L.C., Woodlands Church Lake, L.L.C. and Community Brentwood Joint Venture (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K, dated December 31, 2004 and filed on March 15, 2005).

10.8	Promissory Note, dated February 4, 2005, between Wachovia Bank, N. A., and Crystal Bay (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated February 4, 2005 and filed on February 9, 2005).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of COO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of COO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.3	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LAND LEASE INC.
(Registrant)

Date: May 10, 2005	By	/s/ Shannon E. Smith
Shannon E. Smith
Chief Financial Officer