Form 10-K
period 2005-12-31
AMERICAN LAND LEASE INC
filed 2006-03-10
CIK 804138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-9360

AMERICAN LAND LEASE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1038736
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

29399 U.S. Hwy 19 North, Suite 320 Clearwater, Florida	33761
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 726-8868

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.01 per share	New York Stock Exchange, Inc.

Class A Cumulative Redeemable Preferred Stock	New York Stock Exchange, Inc.

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $166.7 million as of June 30, 2005. As of February 23, 2006, there were approximately 7,698,000 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10–K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMERICAN LAND LEASE, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2005

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

As of December 31, 2005, we held interests as owner in 29 residential land lease communities, one of which includes a recreational vehicle park, with an approximate total of 7,283 operational home sites, 976 developed home sites, 1,270 undeveloped home sites and 129 recreational vehicle sites. An operational home site is defined as a home site that is or has been occupied by a home owned by a resident. A developed home site is defined as a home site for which infrastructure is complete, but either a home has not yet been constructed or the home constructed has not been occupied by a resident. An undeveloped home site is defined as a planned home site for which infrastructure is not complete. A recreational vehicle site is defined as a site that is equipped to allow a recreational vehicle to connect to water and electricity.

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

We conduct our business through Asset Investors Operating Partnership, L.P. (the “Operating Partnership”). Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The holders of OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends, if any, paid to holders of our common stock. After holding OP Units for one year, limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption by exchanging shares of our common stock in lieu of cash. At December 31, 2005, the Operating Partnership had a total of 8,613,000 partnership units outstanding and we owned 7,620,000 partnership units comprising 88% of the Operating Partnership.

Our principal executive offices are located at 29399 U.S. Hwy 19 North, Suite 320, Clearwater, Florida 33761, and our telephone number is (727) 726-8868. Our common stock, par value $.01 per share (“common stock”) and our preferred stock (“preferred stock”), par value $.01, are listed on the New York Stock Exchange under the symbol “ANL” and “ANL-PA,” respectively. Our Annual Report on Form 10-K (the “Annual Report”), Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, are available as soon as reasonably practicable after we electronically file such material and free of charge through our Internet website at www.americanlandlease.com. The information contained on our website is not incorporated into this Annual Report.

Recent Developments

2005 Events

Continuing Conversion of Undeveloped Home Sites and Developed Home Site Inventory to Leased Sites

We own an inventory of developed vacant sites within our portfolio of residential land lease communities. In addition, we own undeveloped land that is contiguous to existing occupied communities, and we own one community that we are developing from raw land. Our development activities convert the undeveloped land into developed home sites. Our home sales business facilitates the conversion of these developed home sites into leased sites with long-term cash flows. In 2005, we entered into 430 new land leases related to the purchase of new homes, a 9.7% increase in this activity compared to the prior year. The changes in our leased sites for the year ended December 31, 2005 are shown in the table below:

Changes in Leased Sites for Year Ended December 31, 2005
New leases facilitated by home sales	430
Leases terminated through removal of home or our repossession, approximately 33% to facilitate redevelopment	(121)
Sales of homes previously repossessed	12
New leases originated as a result of homes constructed by others	9

Net increase in newly leased sites	330

Property Acquisitions

During the year ended December 31, 2005, we acquired a 260-acre tract of land in Micco, Florida, south of Melbourne, for an aggregate price of $15.6 million. The land will be used to develop a new senior community for the Company that includes approximately 533 home sites. The purchase was funded by an $11 million note payable secured by a mortgage maturing on February 6, 2006. On January 17, 2006, the Company extended the maturity of the loan to April 30, 2006.

During the year ended December 31, 2005, the Company acquired individual home sites at one community where residents own certain home sites located within the community. The total cost was $0.2 million and was funded by borrowings under the Company’s credit facility.

Debt Financings

During the year ended December 31, 2005, we issued five non-recourse mortgage notes payable totaling $27.6 million with terms ranging from 10 to 12 years with fixed rates ranging from 5.48% to 5.78%. The proceeds were used to repay existing debt and to continue development of our residential land lease communities and for general corporate purposes.

During the year ended December 31, 2005, we modified our floor plan facility with our current lender used to finance the Company’s inventory of homes. The credit facility was changed from a discretionary facility to a three-year committed facility, and our variable interest rate was reduced from Prime plus 1.5% to 4.5% to Prime plus 0.5% to 3.5%, depending on the age of the inventory.

During the year ended December 31, 2005, we entered into various loan commitments with a lender totaling approximately $15.1 million with expiration dates in 2006. In the event that the lender is prepared to lend and we refuse to complete the transaction, we will forfeit $0.5 million deposited with the lender in accordance with the terms of the loan commitments.

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

Casualty Events

During the year ended December 31, 2005, the Company received insurance proceeds related to the four hurricanes that traversed Florida in 2004. As a result of the additional proceeds, the Company recorded an additional $0.2 million casualty gain and recorded $0.2 million as a recovery of casualty expenses for the year ended December 31, 2005.

2006 Events

Debt Financings

On January 10, 2006, we issued an $11.5 million ten-year, non-recourse mortgage note payable and modified an existing $4.5 million note, resulting in a restated $16.0 million note payable with a fixed rate of 6.02% maturing on February 1, 2016. The proceeds were used to continue the development of our residential land lease communities and for general corporate purposes.

On February 27, 2006, we issued a $4.5 million thirteen-year, non-recourse mortgage note payable with a fixed rate of 6.05% and modified an existing $4.0 million note, resulting in a restated $8.5 million note payable with a blended fixed rate of 6.32% maturing on February 28, 2019. The proceeds were used to continue the development of our residential land lease communities and for general corporate purposes.

On February 27, 2006, we issued a $3.1 million fourteen-year, non-recourse mortgage note payable with a fixed rate of 6.04% and modified an existing $6.2 million note, resulting in a restated $9.3 million note payable with a blended fixed rate of 6.76% maturing on February 29, 2020. The proceeds were used to continue the development of our residential land lease communities and for general corporate purposes.

In January and February 2006, we entered into various loan commitments with a lender totaling approximately $32.1 million with expiration dates in 2006. In the event that the lender is prepared to lend and we refuse to complete the transaction, we will be obligated to pay $0.7 million as a commitment fee to the lender.

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

Modern residential land lease communities are similar to typical residential subdivisions containing central entrances, paved streets, curbs and gutters, and parkways. The communities frequently provide a clubhouse for social activities and recreation and other amenities, which may include golf courses, swimming pools, shuffleboard courts and laundry facilities. Utilities are provided, or arranged for, by the owner of the community. Community lifestyles, promoted by community managers, include a wide variety of social activities that promote a sense of neighborhood. The communities provide attractive and affordable housing for retirees, empty nesters and start-up or single parent families.

Residential land lease communities are primarily characterized as “all age” communities or “age restricted” communities. In “age restricted” communities, in a minimum of 80% of the homes, one of the residents must be at least 55 years old, and in “all age” communities, there are no age restrictions on residents. We generally invest in age restricted communities. At December 31, 2005, 96% of our total home sites were in age restricted communities.

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

Growth and Operating Strategies

Our primary objective is to maximize total risk-adjusted stockholder returns over the long term by increasing operating cash flow and increasing the amount and predictability of Funds From Operations or “FFO” (as defined by the National Association of Real Estate Investment Trusts) per share, less an allowance for capital replacement spending. For a description of the meaning of FFO, see the discussion entitled, “Funds From Operations,” in Item 7 of this Annual Report. We implement operating and financing strategies to achieve our objectives, which include the following:

•	improving net operating income from our existing portfolio of residential land lease communities;

•	leasing unoccupied sites in our development portfolio, through the sale of homes by our home sales subsidiary;

•	acquiring additional communities at values that are accretive on a per share basis; and

•	acquiring additional development property that is suitable for development as a residential land lease community.

Company Policies

Management has adopted specific policies to accomplish our objective of increasing the amount and predictability of our FFO on a per share basis, less a reserve for capital replacements. These policies include:

•	acquiring residential land lease communities that have potential for long-term appreciation of value through, among other things, rent increases, expense efficiencies and in-community home site development;

•	improving the profitability of our communities through management of occupancy, rent collection, community development and operating expense controls;

•	providing capital replacement expenditures in support of the continued maintenance of our communities (expenditures per developed home site were approximately $149, $125 and $115 for 2005, 2004 and 2003, respectively);

•	developing and maintaining resident satisfaction and a reputation for quality communities through maintenance of the physical condition of our communities and providing activities that improve the community lifestyle;

•	using our home sales subsidiary to increase the occupancy rate at our communities by (i) selling homes to be situated on presently unoccupied sites at our development communities and (ii) selling previously owned homes in all communities;

•	using our home sales subsidiary to upgrade the quality of homes placed on home sites within the community;

•	developing additional home sites on land we own that may or may not be contiguous to existing communities;

•	seeking to limit our exposure to downturns in regional real estate markets by diversifying the location of our portfolio of communities (at the end of year 2005, based on total home sites, 78% of our properties were in Florida, 21% were in Arizona and 1% were in New Jersey);

•	increasing our financial returns through the use of leverage, primarily long-term, non-recourse debt and preferred stock;

•	managing our exposure to interest rate fluctuations by utilizing primarily long-term, fixed-rate debt (80% of our total debt was fixed rate at the end of year 2005); and

•	recruiting and retaining capable management and professional staff at the community management level and above.

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

When evaluating and structuring potential acquisitions, we consider several factors including, but not limited to, the location, amenities, current and projected cash flow, regulatory environment and the effects the acquisition would have on our REIT status.

Expansion of Existing Communities

We expect to increase the number of leased home sites and the amount of earnings generated from our existing portfolio of residential land lease communities through marketing campaigns aimed at increasing new home sales that result in the origination of new leases and increased occupancy. We also expect to seek expansion through future acquisitions and expansion of the number of sites available to be leased to residents, if justified by local market conditions and permitted by zoning and other applicable laws. As of December 31, 2005, we held interests in 29 communities with approximately 7,283 operational home sites, 976 developed home sites, 1,270 undeveloped home sites and 129 recreational vehicle sites.

There can be no assurance that the growth and operating strategies can be achieved, in whole or in part. For additional risk factors related to our business, see Item 1A on page 10 of this Annual Report.

Competition

There are numerous housing alternatives that compete with our residential land lease communities in attracting residents. Our properties compete for residents with other residential land lease communities, multifamily rental apartments, single-family homes and condominiums. The number of competitors and relative price of competing alternatives in a particular area have a material effect on our ability to attract and retain residents, and on the rents we are able to charge for home sites. The relative price of competing product is measured based upon the total cost of occupancy to the resident. Historically, mortgage finance rates for manufactured homes have been higher for borrowers of equivalent credit when compared to mortgage finance rates available for single-family, site-built housing on land owned in fee simple.

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

If we qualify for taxation as a REIT, we will generally not be subject to federal corporate income tax on our net income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” of income (at the corporate and stockholder levels) that results from investment in a corporation under current law. However, our stockholders are generally subject to tax on dividends received from us at regular ordinary income rates (up to a 35% maximum federal rate under current law). They are generally not eligible for tax at the lower capital gain rates (15% maximum) that apply, in the case of stockholders who are individuals, to dividends received from taxable domestic corporations under current law. The extent to which the dividends that we pay are treated as ordinary income varies, and portions of our dividends may be subject to more favorable tax treatment for our stockholders than ordinary income, such as the portion, if any, of the dividends that represent return of capital, capital gains, or unrecaptured section 1250 gain. See “Dividends and Distributions” below.

If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes, and to federal income and excise taxes and penalties, including taxes on our undistributed income.

If in any taxable year we fail to qualify as a REIT and incur additional tax liability, we may need to borrow funds or liquidate investments in order to pay the applicable tax, but we would not be compelled to make distributions under the Code. Unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us to fail to qualify as a REIT, or may cause our Board of Directors to revoke our REIT election.

Certain of our operations, including our home sales business and golf course activities, are conducted through Taxable REIT Subsidiaries which we refer to as a “taxable subsidiary.” A taxable subsidiary is a corporation that has not elected REIT status and, as such, is subject to federal corporate income tax. We use the taxable subsidiaries to offer certain services to our residents and engage in activities that would not otherwise be permitted under the REIT rules if provided directly by us or by the Operating Partnership.

At December 31, 2005, our net operating loss (“NOL”) carryover was approximately $64,564,000 for the parent REIT entity, and $2,136,000 for our taxable subsidiary that is consolidated for financial reporting, but not for federal income tax purposes. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of our REIT taxable income and to reduce the amount that we are required to distribute to stockholders to maintain our status as a REIT. It does not, however, affect the tax treatment to stockholders of any distributions that we make. The REIT’s and the taxable subsidiary’s NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2025, respectively.

We and our stockholders may be subject to state or local taxation in various jurisdictions, including those in which we or they transact business or reside. The state and local tax treatment that we and our stockholders receive may not conform to the federal income tax treatment.

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

Americans with Disabilities Act and Fair Housing Act

Our current properties and any newly acquired communities may be required to comply with the Americans with Disabilities Act (the “ADA”) and the Fair Housing Act (the “FHA”). The ADA generally requires that public facilities, such as clubhouses, swimming pools and recreation areas be made accessible to people with disabilities. Many of our communities have public facilities. In order to comply with the ADA requirements, we have made improvements at our communities in order to remove barriers to access. If we should ever fail to comply with ADA regulations, we could be fined or forced to pay damages to private litigants. We have made those changes which we believe are appropriate and required by the ADA and we believe that our properties are in compliance with the requirements of the ADA. In the event that we incur any further costs related to ADA compliance we believe these costs can be recovered from cash flow from the individual properties without causing any material adverse effect. If ongoing changes involve a greater expenditure than we currently anticipate, or if the changes must be made on a more accelerated basis than we anticipate, our ability to make distributions could be adversely affected. The FHA requires that we allow residents, at their own expense and subject to our review, to make private facilities within our communities accessible to people with disabilities. When requested by residents, we believe we have made the appropriate and required accommodations to enable them to make the improvements.

Rent Control Legislation

State and local laws might limit our ability to increase rents on some of our properties, and thereby limit our ability to recover increases in operating expenses and costs of capital improvements. Enactment of rent control laws has been considered from time to time in jurisdictions in which we operate and are currently in effect at one property, located in New Jersey, which we own. We presently expect to maintain residential land lease communities, and may purchase additional properties, in markets that are either subject to rent control laws, or in which such legislation may be enacted in the future.

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

Without further stockholder approval, we are authorized to issue up to 12,000,000 shares of common stock and 3,000,000 shares of preferred stock. As of February 23, 2006, approximately 7,698,000 shares of common stock were outstanding. On February 23, 2005 and March 2, 2005, we issued 900,000 shares and 100,000 shares, respectively, of newly created 7.75% Series A Cumulative Redeemable Preferred Stock. Depending upon the terms set by the Board of Directors, the authorization and issuance of preferred stock or other new classes of stock could adversely affect existing stockholders. Future offerings of stock may result in the reduction of the net tangible book value per outstanding share and a reduction in the market price of the stock. We are unable to estimate the amount, timing or nature of such future offerings, as any such offerings will depend on general market conditions or other factors.

Restrictions on Transfer and Ownership of Common Stock

To qualify to be taxed as a REIT, we must comply with certain ownership limitations with respect to shares of our common stock. Our Third Amended and Restated Certificate of Incorporation (the “Certification of Incorporation”) provides generally that no person is permitted to acquire or own, directly or indirectly, more than 5% of the aggregate value of the outstanding shares of any class of our stock unless our Board of Directors waives this restriction. Our Board of Directors has waived this ownership limitation for Mr. Terry Considine, our Chief Executive Officer, and for certain other stockholders, subject to such terms and conditions as determined by the Board of Directors.

If any transfer of shares of our stock that is not authorized by our Board of Directors would result in a person owning greater than 5% of the aggregate value of the outstanding shares of any class of our stock, all shares owned by that person that are in excess of the 5% limit will be transferred in trust for the benefit of a charitable beneficiary. Within 90 days of receiving notice from us that shares of stock have been transferred to the trust, the trustee of the trust shall sell the shares held in trust and distribute the proceeds from the sale of the shares in the following manner:

•	the prohibited owner whose shares were transferred to the trust will receive the lesser of the amount that the prohibited owner paid for the shares or the amount the trustee receives for the shares; and

•	any further amounts remaining from the sale will be transferred to a charitable beneficiary.

At the end of each year, every owner of more than a prescribed percentage (5% where there are more than 2,000 record stockholders, and 1% where there are more than 200 but less than 2,000 record stockholders) of the outstanding shares of our stock will be required to provide us with written notice stating the name and address of the owner, the number of shares held, and a description of the manner of ownership.

Employees

As of December 31, 2005, we employed 204 persons that devoted their full-time attention to our communities and certain part-time employees as seasonal or other circumstances dictate. Our employees are not represented by a union and we have never experienced a work stoppage. We believe that we maintain satisfactory relations with our employees.

Company Web Site and Access to Filed Reports

The Company maintains an Internet Web site at www.americanlandlease.com. The Company provides access to its reports filed with the SEC, its Code of Business Conduct and Ethics, the charters of the Company’s most important committees of the Board of Directors (including those for the audit, compensation and nominating/corporate governance committees) and the Company’s Governance Guidelines through this Web site. The SEC reports are available as soon as reasonably practicable after the reports are filed electronically with the SEC. In addition, paper copies of annual and periodic reports filed with the SEC, the Code of Business Conduct and Ethics, the Code of Ethics for Principal Executive and Senior Financial Officers, important board committee charters and Corporate Governance Guidelines may be obtained free of charge by contacting the Company’s headquarters at the address located within the SEC filings or under Investor Relations, Financials, on the aforementioned web site.

Item 1A.	Risk Factors.

Our Certificate of Incorporation limits the amount of outstanding shares of common stock that our stockholders may purchase or own.

Our Certificate of Incorporation limits the amount of outstanding shares of common stock that our stockholders may purchase or own in various ways. First, it limits direct or indirect ownership of our common stock by any person to 5% of the outstanding shares unless our Board of Directors grants an exemption to a stockholder. Second, our Certificate of Incorporation also prohibits anyone from buying shares if the purchase could adversely affect our REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of our shares, or if five or fewer individuals, applying broad attribution rules of the Internal Revenue Code of 1986, as amended, or the “Code,” collectively own 50% or more of our shares. Third, our Certificate of Incorporation limits purchases of our common stock if such purchases would cause us to undergo an ownership change that would limit the availability of our net operating losses. Our Certificate of Incorporation also prohibits ownership of our common stock by any person or persons that would cause us to receive income of a nature that would prevent us from satisfying the gross income requirements that apply to REITs. If any person is in violation of the ownership provisions described above, the shares of our stock which caused the affected person to violate the ownership requirements would be automatically transferred to a trust for the benefit of a charitable beneficiary and such person will be deemed to never have had an interest in those shares of stock. The trust will sell those shares, within a designated period, at which time the affected person will receive the lesser of the price paid for the shares or the price received by the trustee upon the sale. If the transfer to the trust should not be effective for any reason, the transaction, such as a purchase of shares, would be treated as void and the affected person, the intended owner, would acquire no rights to those shares.

Our Certificate of Incorporation may limit the ability of a third party to acquire control of us.

The ownership limits in our Certificate of Incorporation discussed above may have the effect of precluding the acquisition of control of us by a third party without the consent of our Board of Directors. In addition, our Certificate of Incorporation authorizes the Board of Directors to issue up to 3,000,000 shares of preferred stock. Under our Certificate of Incorporation, the Board of Directors has the authority to classify, reclassify and issue shares of preferred stock, including the determination of the preferences, rights, powers and restrictions of the preferred stock. The authorization and issuance of preferred stock could have the effect of delaying or preventing someone from taking control of us, even if a change of control were in our stockholders’ best interests.

There are numerous risks associated with our acquisition activities.

The selective acquisition of residential land lease communities is a principal component of our growth strategy. We intend to continue to acquire properties. We compete with other real estate investors, many with greater capital resources than us, for attractive properties that meet our long-term investment goals. Such competition increases prices of properties; therefore, we may be unable to identify suitable acquisition opportunities, either as stand-alone assets or as components of operating businesses, or complete transactions in the future. In addition, the acquisition of residential land lease communities is subject to the risks that:

•	we may be unable to obtain acquisition financing on satisfactory terms or at all, in which case we may be unable to sufficiently leverage our capital to achieve our desired results of operations;

•	once acquired, our residential land lease communities may not perform as projected, and we may be unable to realize projected occupancy and rental rates, in which case these acquisitions may adversely affect our cash flow, net income, funds from operations and net asset value;

•	we may assume liabilities in connection with these residential land lease communities for which adequate indemnification from the seller or our insurance carriers may not be available; and

•	we may be unable to successfully integrate the personnel and operations of the business we acquire, in which case we may be unable to effectively operate residential land lease communities owned by these businesses, which may, in turn, adversely affect our returns.

There are numerous risks associated with our development activities.

The development and expansion of residential land lease communities is another principal component of our growth strategy. When we develop or expand properties, we are subject to the risks that:

•	costs may exceed original estimates;

•	we may be unable to obtain construction financing on satisfactory terms or at all, in which case we may be unable to develop or expand our properties to achieve our growth objectives;

•	construction and lease-up may not be completed on schedule, which may adversely affect our cash flow, net income, funds from operations and net asset value;

•	we may experience difficulties or delays in obtaining necessary zoning, land-use, building, occupancy or other governmental permits and authorizations, which may adversely affect our desired growth rate, expenses, cash flow, net income, funds from operations and net asset value; and

•	we may be unable to obtain long-term financing upon completion of the development process.

Our debt service obligations could leave us with insufficient cash resources to meet our other working capital and dividend needs, limit our operational flexibility, or otherwise adversely affect our financial condition.

Our organizational documents do not limit the amount of debt that we may incur, and our strategy is generally to incur debt to increase the return on our equity. As part of our strategy, we most often utilize long-term, fixed-rate debt. As of December 31, 2005, we had approximately $171.3 million of total outstanding debt, consisting of approximately $156.4 million of secured debt that is secured by mortgage liens on 24 of our properties, and $14.9 million of secured debt that is secured by the Company’s inventory. In addition, our credit facilities contain customary negative covenants and other financial and operating covenants that, among other things, require us to maintain certain financial coverage ratios and restrict our ability to incur additional indebtedness or make distributions to stockholders. These restrictions could adversely affect our operations and our ability to make distributions to our stockholders. Our substantial indebtedness and the cash flow associated with serving our indebtedness could have important consequences, including the risks that:

•	payments of principal and interest may leave us with insufficient cash resources to operate our properties or pay distributions required to be paid in order to maintain our qualification as a REIT;

•	our cash flow from operations may be insufficient to make required payments of principal and interest;

•	our existing indebtedness may limit our operational flexibility due to financial and other restrictive covenants, including restrictions on incurring other debt;

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	we may not be able to refinance existing indebtedness, or the terms of any refinancing may not be as favorable as the terms of existing indebtedness;

•	if we fail to make required payments of principal and interest on any debt, our lenders could foreclose on the properties securing the debt with a resulting loss of income and asset value to us; and

•	if balloon maturities cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow may not be sufficient to repay maturing debt.

We depend on distributions and other payments from our subsidiaries.

All of our properties are owned, and all of our operations are conducted, by the Operating Partnership and our other subsidiaries. As a result, we depend on distributions and other payments from our subsidiaries in order to satisfy our financial obligations and make payments to our investors. The ability of our subsidiaries to make such distributions and other payments depends on their earnings and may be subject to statutory or contractual limitations. Our ability to pay dividends to holders of common stock depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions payable to third party holders of its preferred Units and then to make distributions to holders of our common stock. In addition, as an equity investor in our subsidiaries, our right to receive assets upon their liquidation or reorganization will be effectively subordinated to the claims of their creditors.

Increases in interest rates may increase our interest expense.

From time to time, we may incur debt that is subject to variable interest rates. An increase in interest rates could increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness and make distributions. At December 31, 2005, 20% of our aggregate debt was subject to variable rates. The base rate for our variable rate debt instruments are based upon either the lender’s prime rate or the 30-day or 90-day London Interbank Offered Rate, or “LIBOR,” plus a spread.

Our real estate investments are subject to numerous risks that are beyond our control.

Our ability to make payments to our investors depends on our ability to generate cash from operations in excess of required debt payments and capital expenditures. Our cash from operations and the value of our properties may be adversely affected by events or conditions which are beyond our control, including the following material risks:

•	the general economic climate;

•	competition from other housing alternatives;

•	local conditions, such as increases in unemployment, oversupply of housing or a reduction in demand, that might adversely affect occupancy or rental rates;

•	increases in operating costs, including real estate taxes, due to inflation and other factors, which may not necessarily be offset by increased rents;

•	changes in governmental regulations and the related costs of compliance;

•	changes in tax laws and housing laws, including the enactment of rent control laws or other laws regulating housing;

•	changes in the interest rate levels and the availability of financing used by our tenants to acquire the homes situated on land we lease;

•	changes in interest rate levels and the availability of financing;

•	availability of property insurance for our tenants; and

•	the relative illiquidity of real estate investments as these investments generally can not be sold quickly that limits our ability to respond promptly to changes in economic or market conditions which could cause us to accept lower than market value for our properties.

We have a significant concentration of properties in Florida and Arizona, and natural disasters or other catastrophic events in these states could adversely affect the value of our properties and our cash flow.

As of December 31, 2005, we owned 29 properties located in three states, including 19 properties located in Florida and nine properties located in Arizona. The occurrence of a natural disaster or other catastrophic event in either of these two states may cause a sudden decrease in the value of our properties. While we may obtain insurance policies providing certain coverage against damage from fire, flood, property damage, earthquake, wind storm and business interruption, these insurance policies contain coverage limits, limits on covered property and various deductible amounts that the Company must pay before insurance proceeds are available. Such insurance may therefore be insufficient to restore our economic position with respect to damage or destruction to our properties caused by such occurrences. Moreover, each of these coverages must be renewed every year and there is the possibility that all or some of the coverages may not be available at a reasonable cost. In addition, in the event of such natural disaster or other catastrophic event, the process of obtaining reimbursement for covered losses, including the lag between expenditures incurred by us and reimbursements received from the insurance providers, could adversely affect our economic performance.

Our properties may be subject to environmental liabilities.

Various federal, state and local laws subject property owners or operators to liability for the costs of removal or rededication of hazardous substances released on a property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances. The presence of, or the failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated residential land lease communities and our ability to sell, rent or borrow against contaminated properties. In addition to the costs associated with investigation and rededication actions brought by governmental agencies, the presence of hazardous wastes on a property could result in personal injury or similar claims by private plaintiffs.

Various laws also impose, on persons who arrange for the disposal or treatment of hazardous or toxic substances, liability for the cost of removal or rededication of hazardous substances at the disposal or treatment facility. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility.

Laws benefiting disabled persons may result in unanticipated expenses.

A number of federal, state and local laws exist to ensure that disabled persons have reasonable access to public buildings. For example, the Americans with Disabilities Act of 1990 requires that all places of public accommodation meet federal requirements related to access and use by disabled persons. Common areas on our properties that are used by our tenants on the property, such as clubhouses, may be subject to the Americans with Disabilities Act. Likewise, the Fair Housing Amendments Act of 1988 requires that apartment properties first occupied after March 13, 1990, be accessible to the handicapped. These laws may require modifications to our properties or restrict renovations of our properties. Failure to comply with these laws could result in the imposition of fines, an award of damages to private litigants and/or an order to correct any non-complying feature, which could result in substantial capital expenditures. Although we believe that our properties are substantially in compliance with present requirements, incurrence of unanticipated expenses to comply with laws requiring equal access to the disabled may adversely affect our financial condition.

Our properties may become subject to rent control and other legislation affecting rents which could decrease our revenues.

We presently expect to maintain residential land lease communities, and may purchase additional properties, in markets that are either subject to rent control laws or in which such legislation may be enacted. Enactment of rent control laws has been considered from time to time in jurisdictions in which we operate and are currently in effect at one property that we own, located in New Jersey. State and local laws might limit our ability to increase rents on some of our properties, and thereby, limit our ability to recover increases in operating expenses and the costs of capital improvements.

Our directors and executive officers have influence on us and may exert this influence to affect decisions made by the Company and its stockholders.

As of February 23, 2006, our executive officers and directors held in the aggregate approximately 17.4% of our common stock, excluding shares of common stock that are issuable upon exercise of stock options and upon redemption of units of the Operating Partnership. In addition, as of February 23, 2006, they could acquire an additional 4.6% of our common stock assuming that the outstanding OP Units held by our executive officers and directors, were not redeemed by the Operating Partnership, and the Company issued common stock in lieu of the cash redemption. Furthermore, as of February 23, 2006, they could acquire an additional 10.4% of our common stock, assuming all stock options they have been granted are exercised. Although there is no current agreement, understanding or arrangement for these stockholders to act together on any matter, if they were to act together in the future these stockholders could be in a position to exercise significant influence and control over any decisions made by the Company and stockholders, including the election of directors.

Our Board of Directors may unilaterally implement changes in our investment and financing policies that may affect the interests of our stockholders.

Our investment and financing policies, and our policies with respect to other activities, including growth, debt, capitalization, REIT status and operating policies, are determined by the Board of Directors. Although the Board of Directors has no present intention to do so, these policies may be amended or revised from time to time at the discretion of the Board of Directors without notice to stockholders or a vote of our stockholders. Accordingly, stockholders have no direct control over changes in our policies and changes in our policies may affect them.

The loss of key executive officers could have an adverse effect on us.

We are dependent on the efforts of our Chairman and Chief Executive Officer, Terry Considine, our President and Chief Operating Officer, Robert G. Blatz, and our Chief Financial Officer and Treasurer, Shannon E. Smith. The loss of their services could have an adverse effect on our operations. We do not currently have employment agreements with, or maintain or contemplate obtaining any “key man” life insurance on, our executive officers.

Mr. Considine does not devote his full time to our business. He is employed, and has business interests, outside of our business. Each of Mr. Blatz and Mr. Smith devotes substantially all of his time to our business.

If we fail to qualify as a REIT, we would be subject to tax at corporate rates and we would not be able to deduct distributions to our stockholders for tax purposes.

Adverse consequences of failure to qualify as a REIT. Although we believe that we operate in a manner that enables us to meet the requirements for qualification as a REIT for Federal income tax purposes, the rules regarding REIT qualification are highly technical and complex, and no assurance can be given that the Internal Revenue Service, or the “IRS,” will not challenge our qualification, or that we will be able to operate in accordance with the REIT requirements in the future. In addition, our ability to qualify may depend in part upon the actions of third parties over which we have no control, or only limited influence. For instance, our REIT qualification depends upon the conduct of entities with which we have, or may have in the future, a direct or indirect relationship as lender, lessor, or holder of a non-controlling equity interest.

If we fail to qualify as a REIT, we would not be allowed a deduction for distributions to stockholders in computing our taxable income and we would be subject to Federal income tax at regular corporate rates. Unless we were entitled to relief under the tax law, we could not elect to be taxed as a REIT for four years following the year during which we were disqualified. However, if we lose our REIT qualification, our net operating loss that expires between 2007 and 2009 may be available to reduce the amount of income that would otherwise be taxable.

Possible legislative or other acts affecting REITs could have an adverse effect on us. The rules dealing with Federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to the tax law could adversely affect our investors. We cannot predict with certainty whether, when, in what forms, or with what effective dates, the tax laws applicable to us or our investors will be changed.

Even if we qualify as a REIT, other tax liabilities could negatively affect us, and we and our subsidiaries may be subject to Federal, state and local income, property, payroll, excise and other taxes that could reduce operating cash flow.

If we experience an ownership change, our use of net operating losses would be limited. We have a net operating loss carryover of approximately $64.6 million, which is scheduled to expire between 2007 and 2009.

Under the Code, if a corporation experiences an “ownership change,” the aggregate amount of net operating losses available to offset otherwise taxable income is generally limited each year to an amount equal to the value of the corporation’s stock at the time of the ownership change multiplied by the long-term tax-exempt rate. In general, an ownership change occurs if one or more large stockholders, including groups of stockholders in some cases, increase their aggregate percentage interest in us by more than 50 percentage points over a three-year period. It is possible that transactions over which we do not have control could cause an ownership change, and result in a limitation on our ability to utilize our net operating losses.

Our distribution requirements may have the effect of reducing our available cash.

As a REIT, we are subject to annual distribution requirements which limit the amount of cash we have available for other business purposes, including amounts to fund our growth.

Dividends payable by REITs generally do not qualify for the reduced tax rates applicable to dividends paid by taxable domestic corporations.

Legislation enacted in 2003 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates to 15% (through 2008). Dividends payable by REITs, however, are generally not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common and preferred stock.

Potential losses may be uninsured.

We maintain comprehensive liability, fire, flood (where appropriate), extended coverage, and rental loss insurance with respect to the properties that we own with policy specifications, limits, and deductibles customarily carried for similar properties. Some types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, hurricanes, floods (in some circumstances), riots, or acts of war or terrorism. In particular, because many of our properties are located in Florida, we and our tenants may be more susceptible to losses due to hurricanes and floods. In the event that one of our communities is subject to a casualty that results in our tenant’s home being destroyed, insurance proceeds may not be sufficient to replace the rental income lost from the expiration of the tenant’s lease term until such time as we are able to originate a new ground lease through our home sales operation. Because we have a diversified portfolio of residential land lease communities that we believe presents a target of lower interest relative to alternative targets, and because of our inability to obtain such specialized coverage at rates that correspond to the perceived level of risk, we may elect not to purchase insurance for losses caused by acts of terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flow from affected properties that we own.

An increase in prevailing interest rates, a decrease in our annual distributions, or an increase in dividends on comparable REIT securities could adversely affect the market price of our common and preferred stock.

An increase in prevailing interest rates, a modification or elimination of our distributions or an increase in distributions on comparable REIT securities could adversely affect the market price of our common and preferred stock.

The price of our common and preferred stock may be volatile.

The trading price of our common and preferred stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market has experienced, from time to time, price and volume fluctuations that have affected the market prices of many companies. Such broad market fluctuations could adversely affect the market price of our common and preferred stock. A significant decline in our common and preferred stock prices could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

The residential land lease communities in which we have interests are primarily located in Florida and Arizona and are concentrated in or around four metropolitan areas: Tampa, Fort Myers and Orlando, Florida and Phoenix, Arizona. We hold interests in each of these communities as owner in fee simple. The following table sets forth the states in which the communities we held an interest on December 31, 2005 are located:

	Number of Communities	Number of Sites
		Operational Home Sites	Developed Home Sites	Undeveloped Home Sites	Recreational Vehicle Sites
Florida	19	5,516	883	1,056	—
Arizona	9	1,677	93	214	129
New Jersey	1	90	—	—	—

Total	29	7,283	976	1,270	129

The following table sets forth information as of December 31, 2005 regarding each residential land lease community in which we held an interest.

Community	Location	Operational Home Sites(1)	Occupancy	Average Monthly Rent	RV Sites	Undeveloped Home Sites	Developed Home Sites	Year(s) First Developed
Owned Communities
Blue Heron Pines	Punta Gorda, FL	327	99%	$337	—	16	42	1983/1999
Brentwood Estates	Hudson, FL	127	98%	266	—	—	64	1984
Cypress Greens	Lakeland, FL	186	100%	252	—	—	72	1986
Forest View	Homosassa, FL	264	100%	311	—	—	40	1987/1997
Gulfstream Harbor	Orlando, FL	382	97%	402	—	50	—	1980
Gulfstream Harbor II	Orlando, FL	306	99%	394	—	37	1	1988
Gulfstream Harbor III	Orlando, FL	272	59%	393	—	—	13	1984
Lakeshore Villas	Tampa, FL	281	99%	417	—	—	—	1972
Park Royale	Pinellas Park, FL	289	95%	428	—	—	20	1971
Pleasant Living	Riverview, FL	245	96%	347	—	—	—	1979
Riverside GCC	Ruskin, FL	409	100%	514	—	420	108	1981/2002
Royal Palm Village	Haines City, FL	268	97%	341	—	—	119	1971
Savanna Club	Port St Lucie, FL	895	100%	289	—	—	172	1999/2001
Sebastian Beach	Micco, FL	—	0%	—	—	533	—	2005
Serendipity	Ft. Myers, FL	338	96%	347	—	—	—	1971/1974
Stonebrook	Homosassa, FL	181	100%	295	—	—	30	1987/1997
Sun Valley	Tarpon Springs, FL	261	97%	383	—	—	—	1972
Sunlake Estates	Grand Island, FL	339	100%	348	—	—	56	1980
Woodlands	Groveland, FL	146	99%	270	—	—	146	1979

	Sub-total Florida	5,516	97%	356	—	1,056	883
Blue Star	Apache Junction, AZ	22	73%	289	129	—	—	1955
Brentwood West	Mesa, AZ	350	93%	448	—	—	—	1972/1987
Casa Encanta	Mesa, AZ	—	0%	—	—	214	—	1970
Desert Harbor	Apache Junction, AZ	169	99%	373	—	—	37	1997
Fiesta Village	Mesa, AZ	172	78%	366	—	—	—	1962
La Casa Blanca	Apache Junction, AZ	198	94%	387	—	—	—	1993
Lost Dutchman	Apache Junction, AZ	186	88%	310	—	—	56	1971/1979/1999
Rancho Mirage	Apache Junction, AZ	312	92%	419	—	—	—	1994
Sun Valley	Apache Junction, AZ	268	93%	330	—	—	—	1984

	Sub-total Arizona	1,677	91%	384	129	214	93
Mullica Woods	Egg Harbor City, NJ	90	100%	496	—	—	—	1985

Total Communities	29	7,283	95%	$364	129	1,270	976

(1)	We define operational home sites as those sites within our portfolio that have been leased to a resident during our ownership of the community. Since our portfolio contains a large inventory of developed home sites that have not been occupied during our ownership, we have expressed occupancy as the number of occupied sites as a percentage of operational home sites. We believe this measure most accurately describes the performance of an individual property relative to prior periods and other properties within our portfolio. The occupancy of all developed sites was 84% across the entire portfolio. Including sites not yet developed, occupancy was 73% at December 31, 2005.

At December 31, 2005, these properties contain, on average, 329 sites, with the largest property containing 1,067 home sites. These properties offer residents a range of amenities, including swimming pools, clubhouses, marinas, golf courses and tennis courts.

At December 31, 2005, 23 of these properties were encumbered by mortgage indebtedness totaling $151.7 million. These properties represent approximately 82.3% of our total home sites. The 23 properties securing our mortgage indebtedness have a combined net book value of approximately $245.8 million and the indebtedness has a weighted average effective interest rate of 6.9% and a weighted average maturity of 8.2 years. As of December 31, 2005, 97.3% of our outstanding debt secured by properties was long-term (maturities over one year) and 2.7% was short-term (maturities less than one year).

At December 31, 2005, one of these properties was encumbered by a mortgage of $11.0 million with $4.7 million outstanding on the note payable. This property represents approximately 5.6% of our total home sites. The property securing our mortgage indebtedness has a net book value of approximately $20.7 million and the indebtedness has a variable interest rate that bears interest at thirty-day LIBOR plus 200 basis points (6.4% at December 31, 2005).

At December 31, 2005, five of these properties were encumbered by our line of credit. These properties represent approximately 9.9% of our total home sites and have a combined net book value of approximately $26.1 million and the indebtedness has a variable interest rate that bears interest at thirty-day LIBOR plus 200 basis points (6.4% at December 31, 2005).

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

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “ANL.” The following table sets forth the quarterly high and low sales prices of the common stock, as reported on the NYSE, and the dividends paid by us for the periods indicated:

	High	Low	Dividends
2005
First Quarter	$23.25	$22.22	$.25
Second Quarter	23.20	21.30	.25
Third Quarter	24.00	21.99	.25
Fourth Quarter	23.92	22.81	.25

2004
First Quarter	$22.20	$19.75	$.25
Second Quarter	20.86	16.89	.25
Third Quarter	19.45	18.75	.25
Fourth Quarter	22.54	19.14	.25

2003
First Quarter	$16.23	$13.95	$.25
Second Quarter	17.36	15.01	.25
Third Quarter	18.78	16.90	.25
Fourth Quarter	20.55	17.96	.25

On February 23, 2006, we had approximately 7,698,000 shares of common stock outstanding, held by approximately 1,400 stockholders of record, and approximately 993,000 OP Units outstanding.

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

We measure our economic profitability based on FFO, less capital replacements during the relevant period. The future payment of dividends by us will be at the discretion of the Board of Directors and will depend on numerous factors, including our financial condition, our capital requirements, the annual distribution requirements applicable to REITs, and such other factors as the Board of Directors deems relevant.

From time to time, we may issue shares of common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the terms and provisions of the limited partnership agreement of the Operating Partnership. Such shares are issued based on an exchange ratio of one share for each OP Unit. The shares are issued in exchange for OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof. During the year ended December 31, 2005, we did not exchange any shares of common stock for OP Units.

On October 17, 2000, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of common stock. No shares were repurchased in 2005, 2004 and 2003. The Company has repurchased 576,613 shares as of December 31, 2005 under this authorization.

Item 6.	Selected Financial Data.

The following selected financial data for the Company is based on audited historical financial statements. This information should be read in conjunction with such financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein or in previous filings with the SEC.

Selected	Financial Data (in thousands, except per share data):

	For the fiscal year ended December 31,
	2005	2004	2003	2002	2001
RENTAL PROPERTY OPERATIONS
Income from rental property operations	$16,263	$14,857	$13,322	$11,922	$8,313

HOME SALES OPERATIONS
Income (loss) from home sales operations	5,640	3,820	3,324	342	(375)

OTHER OPERATIONS
General and administrative expenses	(3,353)	(3,995)	(2,722)	(1,954)	(1,728)
Interest and other income	23	366	521	922	1,499
Gain on sale of real estate	—	101	—	—	—
Gain on sale of unconsolidated real estate partnerships	—	—	971	—	—
Casualty gain	237	337	—	—	—
Interest expense	(5,844)	(5,698)	(5,309)	(4,715)	(4,287)
Equity in income (losses) of unconsolidated entities	—	—	37	(2)	65

INCOME BEFORE TAXES AND MINORITY INTEREST IN OPERATING PARTNERSHIP	12,966	9,788	10,144	6,515	3,487
Income tax benefit (expense)	600	—	—	—	(600)

INCOME BEFORE MINORITY INTEREST IN OPERATING PARTNERSHIP	13,566	9,788	10,144	6,515	2,887
Minority interest in Operating Partnership	(1,616)	(1,173)	(1,211)	(797)	(445)

INCOME FROM CONTINUING OPERATIONS	11,950	8,615	8,933	5,718	2,442
Income (loss) from discontinued operations	—	59	(115)	132	3,688

NET INCOME	11,950	8,674	8,818	5,850	6,130
Cumulative preferred stock dividends	(1,647)	—	—	—	—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$10,303	$8,674	$8,818	$5,850	$6,130

Basic earnings per share from continuing operations	$1.42	$1.23	$1.30	$0.85	$0.36
Basic earnings (loss) from discontinued operations	—	0.01	(0.02)	0.02	0.54

Basic earnings per common share	$1.42	$1.24	$1.28	$0.87	$0.90

Diluted earnings per share from continuing operations	$1.35	$1.18	$1.26	$0.84	$0.35
Diluted earnings (loss) from discontinued operations	—	0.01	(0.02)	0.02	0.54

Diluted earnings per common share	$1.35	$1.19	$1.24	$0.86	$0.89

Dividends declared per common share	$1.00	$1.00	$1.00	$1.00	$1.00

Weighted average common shares outstanding	7,263	7,013	6,877	6,741	6,847

Weighted average common shares and common share equivalents outstanding	7,648	7,293	7,093	6,826	6,878

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$323,814	$271,671	$246,190	$224,442	$210,247
Real estate, net of accumulated depreciation	297,800	248,868	226,078	206,624	194,719
Investment in unconsolidated real estate partnerships	—	—	—	1,684	1,754
Total assets	329,689	275,956	247,096	228,843	216,591
Secured long-term notes payable	151,656	127,338	119,194	97,201	93,897
Secured short-term financing	19,669	24,644	10,659	19,118	13,251
Minority interest in Operating Partnership and other entities	15,945	14,746	14,014	13,130	14,071
Stockholders’ equity	129,909	99,433	94,801	91,842	90,662

OTHER DATA
Net cash flow from:
Operating activities	$20,712	$8,432	$13,246	$12,417	$3,710
Investing activities	(53,144)	(25,037)	(18,487)	(14,223)	965
Financing activities	33,407	15,361	6,082	2,422	(5,285)
Portfolio components:
Operational home sites	7,283	6,931	6,579	6,083	5,855
Developed home sites	976	1,101	979	1,125	1,065
Undeveloped home sites	1,270	960	1,437	1,543	1,896

Total	9,529	8,992	8,995	8,751	8,816

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

American Land Lease is in the business of owning and leasing residential land. Our current business focuses on the ownership of land and generation of these leases primarily within adult or retirement (55+) communities (98% of our total home sites at December 31, 2005); we focus on these communities for the following reasons:

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

This business model presents a number of challenges and risks for the Company’s management. Several of these risks are:

•	Community operations require management of expenses throughout the year while revenue increases are established on an annual basis.

•	The continued development of additional home sites is a capital-intensive activity that requires substantial investments to be made in advance of returns.

•	Older homes may depreciate or become obsolete, thereby reducing the value of the property that effectively secures our lease.

•	Changes in the interest rate environment may have an adverse impact on our new home buyers’ ability to realize sufficient proceeds from the sale of their present homes or finance new purchases, thereby limiting their financial ability to acquire new homes in our communities.

•	The cost of developing additional home sites and communities may increase at a rate or to a level that may exceed the costs projected at the point of the initial investment by the Company, and increases in rental rates may not be sufficient to offset the increased development costs.

•	Based upon the above and other factors, the rate of sales of new homes may be substantially slower than projected at the point of the initial investment by the Company, resulting in returns on investment materially different from original projections.

•	There are additional challenges that might occur as a result of the 2005 and 2004 hurricane seasons:

•	Our resident’s homes may have damage that exceeds the insurance proceeds available under their homeowner’s policies, thereby limiting residents’ ability to restore their home to its pre-hurricane condition. In some instances, this may result in a loss of occupancy for an unknown period of time. This occupancy loss may be insured under the Company’s business interruption policies.

•	The extent of claims made against properties in our asset class may continue to have a material impact on the cost of insurance for both the Company and our residents, thereby increasing the Company’s operating costs at a rate in excess of rental rate increases and limiting our residents’ ability to reinvest in their homes at the same rate enjoyed before the hurricanes.

•	The severity and number of hurricanes that impacted Florida may result in a slowing rate of new customers to buy homes on our expansion sites, thereby reducing the rate of absorption and lowering the Company’s return on investment.

•	The costs of hurricane clean-up and repair may not be fully covered by insurance policies, resulting in higher than projected capital spending.

In addition to the risks noted above, we have additional business risks which are noted in Item 1A on page 10 of this Annual Report.

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

Impairment of Long-Lived Assets

Real estate and other long-lived assets are recorded at cost, less accumulated depreciation, unless they are considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, we will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. In the event the property is under development, the estimate of future cash flows includes all future expenditures necessary to develop the property. If the carrying amount exceeds the aggregate future cash flows, we would recognize an impairment loss to the extent the carrying amount exceeds the fair market value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of our real estate investments. These factors include changes in the national, regional and local economic climates; local conditions, such as an oversupply of residential land lease properties or a reduction in the demand for our residential land lease properties; competition from other housing sources, including single and multifamily properties; and changes in market rental rates. Additional factors that may adversely affect the economic performance and value of our development properties include regulatory changes that impact the number of home sites that can be built on our undeveloped land, changes in projected costs to construct new subdivisions in our communities and regulatory changes made by local, regional, state or national authorities. Any adverse changes in these factors could cause impairment in our real estate.

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

The most significant capitalized cost is interest. We capitalize interest when the following three conditions are present: (i) expenditures for the asset have been made, (ii) activities necessary to get the asset ready for its intended use are in progress and (iii) interest cost is being incurred. Our determination of the activities in progress for a development property is subject to professional judgment. The most significant judgment is the determination to capitalize interest relating to the ownership of land being developed as new home sites. In many cases, the development activity is expected to take place over several years and in multiple phases. It is our conclusion that the entirety of each parcel is under development and is a qualifying asset. Accordingly, interest is capitalized with respect to the entire parcel until such time as development activities cease or the individual home site is ready for its intended use. During 2005, 2004, and 2003, we capitalized interest of $5,554,000, $3,768,000, and $3,312,000, respectively. We regularly review the amount of capitalized costs in conjunction with our review of impairment of long-lived assets. Based on the level of development activity in 2005, if our development activities decrease such that 10% of our assets qualifying for capitalization of interest are no longer qualified, the amount of capitalized interest would have been reduced by $555,000. Reducing capitalized interest would increase interest expense, resulting in lower net income, which would be offset in future periods by lower depreciation expense.

Fair Value of Financial Instruments

The aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt as of December 31, 2005 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of our variable rate secured long-term debt approximates carrying value. For the fixed rate secured long-term debt, fair values have been based upon estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of the Company’s secured long-term notes payable was $159,048,000 and $133,144,000 at December 31, 2005 and 2004, respectively, as compared to the carrying value of $151,656,000 and $127,338,000 at December 31, 2005 and 2004, respectively.

Rental Property Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 5 to 50 years for buildings and 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers compared to inventory we own, inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results. On a quarterly basis, we review each home in inventory that is older than one year and evaluate our carrying amount versus recent offers, comparable sales, and our asking price in order to derive an estimate of its market value. In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales in the current period. As of December 31, 2005, $2,537,000 of our total inventory of $18,759,000 was older than one year. For the years ended December 31, 2005, 2004 and 2003 we recorded charges of $396,000, $222,000 and $580,000, respectively, to write down carrying amounts to market value. If the Company’s estimate of fair market value was overstated by 10%, the Company would record an additional write down to fair market value, less a normalized margin, of $175,000 based upon the carrying value of inventory as of December 31, 2005.

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

Portfolio Summary

	Operational Home sites		Developed Home sites	Undeveloped Home sites	RV sites	Total
As of December 31, 2004	6,931		1,101	960	129	9,121
Properties developed	—		241	(241)	—	—
New lots purchased	—		4	533	—	537
New leases originated	352		(352)	—	—	—
Adjust for site plan changes	—		(18)	18	—	—

As of December 31, 2005	7,283	(1)	976	1,270	129	9,658

(1)	As of December 31, 2005, 6,947 of these operational home sites were occupied.

Occupancy Roll Forward

	Occupied Home sites	Operational Home sites	Occupancy
As of December 31, 2004	6,617	6,931	95.5%
New home sales(1)	430	352
Used home sales	12	—
Used homes acquired	(54)	—
Homes constructed by others	9	—
Homes removed from previously leased sites(2)	(67)	—

As of December 31, 2005	6,947	7,283	95.4%

(1)	The 430 new home sales that increased occupancy, excludes five new homes sold to customers where there was no interruption in rental income.

(2)	Of this total, approximately 48% are due to resident relocation and 52% are due to Company initiated vacation of the leased site in anticipation of future redevelopment.

RESULTS OF OPERATIONS FOR THE

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The following discussion and analysis of the consolidated results of our operations and financial condition should be read in conjunction with the consolidated financial statements included in this Annual Report.

Comparison of 2005 to 2004

Net Income

We recognized net income attributable to common stockholders of $10,303,000 for the year ended December 31, 2005, compared to net income attributable to common stockholders of $8,674,000 for the year ended December 31, 2004. The following paragraphs discuss the results of operations in detail.

Rental Property Operations

Rental and other property revenues from our owned properties totaled $30,958,000 for the year ended December 31, 2005 compared to $28,303,000 for the year ended December 31, 2004, an increase of $2,655,000, or 9.4%. The increase in property operating revenue was a result of:

•	$2,191,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$355,000 increase in the pass on to residents of property tax increases,

•	$83,000 increase in other property income primarily due to administration fee income charged to new residents and a

•	$46,000 increase in the collection of late fees, net of amounts written off as uncollectible, all offset by a

•	$20,000 decrease in rental income from recreational vehicle sites.

Golf course operating revenues totaled $956,000 for the year ended December 31, 2005 compared to $918,000 for the year ended December 31, 2004, an increase of $38,000, or 4.1%. Golf revenues increased at two of the three communities that operate golf courses. The increases were attributable to higher levels of memberships, while the decrease was attributable to interruptions in operation due to construction of new subdivisions at one community.

Property operating expenses for our owned properties totaled $10,904,000 for the year ended December 31, 2005 compared to $9,964,000 for the same period in 2004, an increase of $940,000 or 9.4%. The increase in property operating expenses was a result of:

•	$228,000 increase in utility expense,

•	$186,000 increase in salaries, wages and benefits,

•	$148,000 increase in property taxes,

•	$133,000 increase in maintenance and repairs,

•	$124,000 increase in property operating overhead,

•	$86,000 increase in utility operations maintenance and repairs at company owned utility plants, and a

•	$35,000 increase in insurance expense.

Recoveries of casualty expenses totaled $150,000 for the year ended December 31, 2005 compared to casualty expenses of $221,000 for the year ended December 31, 2004. The change is due to the fact that in August and September 2004, several of our properties were impacted by the four hurricanes that traversed central Florida. Hurricanes Charley, Frances, Ivan and Jeanne damaged community amenities and resident homes. At December 31, 2004, we recorded $97,000 as a receivable from our insurer and had additional claims with its insurer related to recoveries of damages caused during the hurricanes in 2004. During 2005, the Company was successful in obtaining $991,000 in additional proceeds from its insurers related to the 2004 hurricanes. During 2005, the proceeds were accounted for as a gain of approximately $237,000 and reimbursements of residual hurricane expenses of approximately $657,000, resulting in net recoveries of expenses of approximately $150,000.

Golf course operating expenses totaled $1,341,000 for the year ended December 31, 2005 compared to $1,225,000 for the year ended December 31, 2004. The increase in operating expenses at two golf courses for additional maintenance costs were offset by a decrease in costs at a third golf course.

Depreciation expense was $3,556,000 during the year ended December 31, 2005 compared to $2,954,000 during the same period in 2004. The increase was as a result of an increase in depreciable property due to the continued development and placing in service of previously undeveloped home sites.

Same store property revenues for the year ended December 31, 2005 increased by 10.0% from the year ended December 31, 2004, consisting of a 5.3% increase from same site rental revenues, a 4.6% increase from absorption revenues and a 0.1% increase from golf revenues. Expenses related to those revenues increased 9.8% over that same period, consisting of a 4.3% increase in same site rental expenses, a 4.3% increase in absorption expenses, and a 1.2% increase in golf expenses. Same store property net operating income increased 10.1% for the year ended December 31, 2005. Our same store base included 97% of our property operating revenues for year ended December 31, 2005.

The Company believes that the same store information provides the users of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of the same store operating results used in the above calculation to total operating revenues and total expenses for the year ended December 31, 2005 and 2004, determined in accordance with U.S. generally accepted accounting principles, is reflected in the table on the following page (in thousands):

		Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues		$28,098	$26,618	$1,480	5.6%	5.3%
Absorption rental revenues		1,861	569	1,292	227.1%	4.6%
Same store golf revenues		956	918	38	4.1%	0.1%

Same store revenues	A	30,915	28,105	2,810	10.0%	10.0%

Re-development property revenues		999	1,116	(117)	(10.5%)

Total property revenues	C	$31,914	$29,221	$2,693	9.2%

Same site property expense		$8,454	$8,056	$398	4.9%	4.3%
Absorption rental expense		398	—	398	100.0%	4.3%
Same store golf expenses		1,341	1,225	116	9.5%	1.2%

Same store expenses	B	10,193	9,281	912	9.8%	9.8%

Re-development property expenses		336	352	(16)	(4.5%)
(Recoveries of expenses) expenses from casualty events		(150)	221	(371)	(167.9%)
Expenses related to offsite management (2)		1,716	1,556	160	10.3%

Total property operating expenses	D	$12,095	$11,410	$685	6.0%

Same Store net operating income	A-B	$20,722	$18,824	$1,898	10.1%

Total net operating income	C-D	$19,819	$17,811	$2,008	11.3%

(1)	Contribution to Same Store % change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2004 period. For example, the change in same site rental revenues of $1,480 as compared to the total same store revenues in 2004 of $28,105 is a 5.3% increase ($1,480/$28,105=5.3%).

(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Business

Revenues for the home sales business totaled $51,450,000 for the year ended December 31, 2005 as compared to $40,360,000 for the year ended December 31, 2004, with the increase driven by increased average selling prices and number of units sold. The units sold totaled 435 for the year ended December 31, 2005 compared to 392 units for the year ended December 31, 2004, an increase of 11%. The average selling price of new homes closed was $117,000 and $101,000, respectively, for the years ended December 31, 2005 and 2004, an increase of 16%. Total cost of sales for the year ended December 31, 2005 was $35,508,000 compared to $27,186,000 for the year ended December 31, 2004. The resulting margin decreases are attributable to increases in costs of homes purchased partially offset by increased selling prices and increased manufacturer rebates associated with higher purchasing volumes. Selling and marketing expenses in the 2005 period increased $943,000 from the 2004 period primarily as a result of higher commission expense associated with higher sales volumes and increased marketing costs for newly constructed subdivisions within existing communities.

We reported income from the home sales business of $5,640,000 for the year ended December 31, 2005 as compared to $3,820,000 for the year ended December 31, 2004.

General and Administrative Expenses

Our general and administrative expenses were $3,353,000 for the year ended December 31, 2005 and $3,995,000 for the year ended December 31, 2004. The $642,000 decrease in expense was a result of:

•	$613,000 decrease in compensation expense for dividends on non-vested restricted stock largely driven by the correction of our accounting for stock-based compensation, including amounts related to expenses from prior periods,

•	$312,000 decrease in the amortization of deferred compensation relating to restricted stock awards largely driven by the correction of our accounting for stock-based compensation, including amounts related to expenses from prior periods,

•	$62,000 decrease in regulatory compliance costs and public company reporting, including Sarbanes-Oxley Act compliance,

•	$31,000 decrease in failed acquisition pursuit costs,

•	$6,000 decrease in transfer agent fees, all offset by a

•	$254,000 increase in compensation costs,

•	$38,000 increase in professional fees,

•	$32,000 increase in meetings and seminars,

•	$26,000 increase in stock option expense,

•	$20,000 increase in other public company costs, and a

•	$12,000 increase in travel costs.

Interest and Other Income

Interest and other income was $23,000 for the year ended December 31, 2005 and $366,000 for the year ended December 31, 2004. The decrease of $343,000 was a result of:

•	$245,000 decrease in interest income from our CMBS bonds,

•	$54,000 decrease in other income, and a

•	$44,000 decrease in interest income related to officers’ stock loans, which were paid in full.

Interest Expense

During the years ended December 31, 2005 and 2004, interest expense was $5,844,000 and $5,698,000 respectively, which was net of capitalized interest of $5,554,000 and $3,768,000, respectively. The increase was primarily a result of new debt secured by our properties to support development expenditures made in advance of home sales, an increase in the amount outstanding on the floor plan facility on home sales inventory and increasing interest rates on our variable rate debt. These increases were partially offset by scheduled amortization of existing long-term debt and an increase in capitalized interest as result of additional development expenditures made in advance of homes sales.

Tax Benefit

In 2001, we utilized a provision of the Taxpayer Relief Act of 1997 that allowed a one-time election to treat assets as having been sold for tax purposes in a deemed sale as of January 1, 2001 for fair value of those assets. We recorded a tax liability of $600,000 related to this election in 2001. During 2005, certain subsequent events occurred, and the $600,000 tax liability was reversed, resulting in a tax benefit of $600,000 for the period ended December 31, 2005. No tax benefit was recognized for the period ended December 31, 2004

Cumulative Preferred Stock Dividends

During the years ended December 31, 2005 and 2004, cumulative preferred stock dividends were $1,647,000 and $0, respectively. The increase is due to the issuance of our preferred stock in 2005.

Comparison of 2004 to 2003

Net Income

We recognized net income attributable to common stockholders of $8,674,000 for the year ended December 31, 2004, compared to net income attributable to common stockholders of $8,818,000 for the year ended December 31, 2003. The following paragraphs discuss the results of operations in detail.

Rental Property Operations

Rental and other property revenues from our owned properties totaled $28,303,000 for the year ended December 31, 2004 compared to $25,589,000 for the year ended December 31, 2003, an increase of $2,714,000, or 10.6%. The increase in property operating revenue was a result of:

•	$2,530,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$243,000 increase in the pass on to residents of property tax increases, and a

•	$30,000 increase in other property income, and rents for recreational vehicle sites, all offset by an

•	$89,000 decrease in late fees, net of amounts written off as uncollectible.

Golf course operating revenues totaled $918,000 for the year ended December 31, 2004 compared to $827,000 for the year ended December 31, 2003, an increase of $91,000, or 11.0%. Golf revenues increased at two of the three communities that operate golf courses. The increases were attributable to higher levels of memberships, while the decrease was attributable to interruptions in operation due to construction of new subdivisions at one community.

Property operating expenses for our owned properties totaled $9,964,000 for the year ended December 31, 2004 compared to $9,218,000 for the same period in 2003, an increase of $746,000 or 8.1%. The increase in property operating expenses was a result of:

•	$267,000 increase in utilities expense,

•	$244,000 increase in other property level expenses,

•	$181,000 increase in salaries, wages and benefits,

•	$166,000 increase in property taxes, all offset by a

•	$69,000 decrease in utility operations maintenance and repairs at company owned utility plants, and a

•	$43,000 decrease in property operating overhead.

Casualty expenses totaled $221,000 for the year ended December 31, 2004 compared to $0 for the year ended December 31, 2003. The increase is due to clean-up cost incurred as a result of the four major hurricanes in 2004.

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

The Company believes that the same store information provides the users of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of the same store operating results used in the above calculation to total operating revenues and total expenses for the year ended December 31, 2004 and 2003, determined in accordance with U.S. generally accepted accounting principles, is reflected in the table on the following page (in thousands):

		Twelve Months Ended December 31, 2004	Twelve Months Ended December 31, 2003	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues		$24,719	$23,821	$898	3.8%	3.6%
Absorption rental revenues		1,994	519	$1,475	284.2%	5.8%
Same store golf revenues		918	827	91	11.0%	0.4%

Same store revenues	A	27,631	25,167	2,464	9.8%	9.8%

Properties not in same store		1,590	1,249	341	27.3%

Total property revenues	C	$29,221	$26,416	$2,805	10.6%

Same site property expense		$7,462	$7,208	$254	3.5%	3.0%
Absorption rental expense		309	—	309	100.0%	3.7%
Same store golf expenses		1,225	1,222	3	0.2%	0.0%

Same store expenses	B	8,996	8,430	566	6.7%	6.7%

Properties not in same store expenses		637	401	236	58.9%
(Recoveries of expenses) expenses from casualty events		221	—	221	100.0%
Expenses related to offsite management expenses(2)		1,556	1,609	(53)	(3.3%)

Total property operating expenses	D	$11,410	$10,440	$970	9.3%

Same Store net operating income	A-B	$18,635	$16,737	$1,898	11.3%

Total net operating income	C-D	$17,811	$15,976	$1,835	11.5%

(1)	Contribution to Same Store % Change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2003 period. For example, the change in same site rental revenue of $898 as compared to the total same store revenues in 2003 of $25,167 is a 3.6% increase ($ 898/ $25,167 = 3.6%).

(2)	Expenses related to offsite management reflect portfolio property management costs and hurricane related expenses not attributable to a specific property.

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

General and Administrative Expenses

Our general and administrative expenses were $3,995,000 for the year ended December 31, 2004 and $2,722,000 for the year ended December 31, 2003. The $1,273,000 increase in expense was a result of:

•	$664,000 increase in the amortization of deferred compensation relating to restricted stock awards,

•	$512,000 increase in regulatory compliance costs and public company reporting, including Sarbanes-Oxley Act compliance,

•	$84,000 increase in dividends paid on non-vested restricted stock awards that are recorded as compensation expense,

•	$40,000 increase in umbrella liability insurance coverage,

•	$22,000 increase in travel expense,

•	$15,000 increase in meetings and seminars,

•	$7,000 increase in annual reporting costs,

•	$6,000 increase in professional fees, and a

•	$3,000 increase in dues and subscriptions, all offset by

•	$66,000 decrease in salaries, wages, and benefits, and a

•	$14,000 decrease in transfer agent fees.

Interest and Other Income

Interest and other income were $366,000 for the year ended December 31, 2004 and $521,000 for the year ended December 31, 2003. The decrease of $155,000 was a result of:

•	$227,000 decrease in income associated with forfeiture of our common stock,

•	$70,000 decrease in interest income related to a reduction in the principal balance outstanding on an interest bearing note,

•	$17,000 decrease in income from subsidiaries,

•	$15,000 decrease in interest income related to interest income on officers’ stock loans,

•	$4,000 decrease in interest income from bank accounts, all offset by a

•	$133,000 increase in interest income from our CMBS bonds, and a

•	$45,000 increase in other income.

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

Equity in Income of Unconsolidated Real Estate Partnerships

During the year ended December 31, 2003, the Company owned an interest in two partnerships through joint ventures that develop, own and operate residential land lease communities. Investments in real estate partnerships in which the Company has influence, but does not have control, are accounted for under the equity method. Under the equity method, the Company’s pro-rata share of the (losses) or earnings of the unconsolidated real estate partnership for the periods presented is included in equity in income of unconsolidated real estate partnerships. Unconsolidated real estate partnerships generated $37,000 of income for the year ended December 31, 2003. There were no earnings for the year ended December 31, 2004 as these investments were liquidated in 2003.

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

For the year ended December 31, 2004, we sold a mini-storage property in Arizona to a third party for an aggregate sales price of approximately $2,035,000. The net proceeds of $1,026,000 were used to repay a portion of our outstanding short-term indebtedness. We recorded a gain of approximately $20,000, net of minority interest in the Operating Partnership.

During the year ended December 31, 2003, we sold a 28 home site community in Ben Salem, Pennsylvania to a third party for an aggregate sales price of approximately $1,115,000. The net proceeds of $1,097,000 were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes. We recognized a loss of approximately $73,000, net of minority interest in the Operating Partnership.

NOL Carryover

At December 31, 2005, the Company’s net operating loss (“NOL”) carryover was approximately $64,564,000 for the parent REIT entity and $2,136,000 for the Company’s taxable subsidiaries that are consolidated for financial reporting, but not for federal income tax purposes. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of the Company’s REIT taxable income, and as a result, to reduce the amount that the Company is required to distribute to stockholders to maintain our status as a REIT. It does not, however, affect the tax treatment to stockholders of any distributions that the Company does make. The Company did not utilize any of its NOL Carryover in 2005. The parent REIT’s and the taxable subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2025, respectively.

Dividends and Distributions

During the year ended December 31, 2005, we distributed $8,522,000 ($1.00 per share) to holders of common stock and OP Units, compared to distributions in the year ended December 31, 2004 of $7,989,000 ($1.00 per share) and distributions in the year ended December 31, 2003 distributions of $7,814,000 ($1.00 per share). The tax treatment to stockholders of the dividends paid, if any, is generally determined based upon the character and amount of our taxable income for the relevant year.

For income tax purposes, dividends to common stockholders may consist of ordinary income, capital gains (including unrecaptured gain under Section 1250 of the Code, which is taxable to stockholders who are individuals at a maximum federal rate of 25%), return of capital or a combination thereof. For the years ended December 31, 2005, 2004 and 2003, dividends paid per share were taxable as follows:

	2005		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Return of capital	$0.81	81.5%	$0.56	56.0%	$1.00	100.0%
Ordinary income	0.19	18.5%	0.44	44.0%	—	—
Capital gains	—	—	—	—	—	—

Total	$1.00	100.0%	$1.00	100.0%	$1.00	100.0%

During the year ended December 31, 2005, we distributed $1,485,000 ($1.485 per share) to holders of preferred stock compared to distributions in the years ended December 31, 2004 and 2003 of $0.

The tax treatment to stockholders of the dividends paid, if any, is generally determined based upon the character and amount of our taxable income for the relevant year.

	2005
	Amount	Percentage
Return of capital	$0.000	0.0%
Ordinary income	1.485	100.0%

Total	$1.485	100.0%

Our dividends are set quarterly by our Board of Directors and are subject to change or elimination at any time. Our primary financial objective is to maximize long-term, risk-adjusted returns on investment for stockholders. While the dividend policy is considered within the context of this objective, maintenance of past dividend levels is not our primary investment objective and is subject to numerous factors including our profitability, capital expenditure plans, obligations related to principal payments and capitalized interest, and the availability of debt and equity capital at terms deemed attractive by us to finance these expenditures. Subject to certain limitations, our NOL may be used to offset all or a portion of our REIT taxable income, which may allow us to reduce or eliminate our dividends paid and still maintain our REIT status.

Historically, the combination of dividend payments, capital expenditures, capitalized interest and debt repayment has exceeded funds provided from operating activities and we have funded a portion of these expenditures from debt financings and equity issuance. However, there is no assurance that we will be able to continue to do so on terms deemed acceptable in the future. In the event that we are unable to do so or decide not to pursue such financing source, we will be required to reduce or eliminate the dividend, reduce or eliminate capital expenditures, or both.

From May 3, 2002 through April 28, 2004, we operated a Dividend Reinvestment Plan (the “Plan”) which allowed stockholders to acquire additional shares of common stock by reinvesting some or all of the cash dividends paid on our outstanding common stock. Shares were acquired pursuant to the Plan directly from us at a price equal to the average of the daily high and low sales prices of our common stock as reported on the New York Stock Exchange during the ten trading days prior to the date of the investment, less a possible discount determined by us of up to 5%, generally without payment of any brokerage commission or service charge by the investor. During 2005, 2004 and 2003, approximately 0, 25,000, and 35,000 shares of common stock were issued, respectively, pursuant to the Plan.

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

We measure the profitability of developing and leasing expansion home sites within our portfolio through identifying the following:

1) An estimate of the first year annualized profit on the leases originated on expansion home sites,

2) An estimate of the total development costs of the expansion sites leased including all current and projected development costs, and

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

The most directly comparable financial measure that can be reconciled to GAAP is our historical return on investment in operational home sites for the year ended December 31, 2005, which is reconciled on page 37 in footnote 1. Our presentation of the estimated first year return from leases originated on expansion home sites cannot be directly reconciled to a comparable GAAP measure, principally because there will be leases that begin during the period and we estimate the incremental operating expenses associated with these leases. The estimated first year return from leases originated on investment in expansion home sites should not be considered in isolation from nor is it intended to represent an alternative measure of operating income or cash flow or any other measure of performance as determined in accordance with GAAP.

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

Our projections of the first year returns from the leases originated on expansion home sites constitute “forward looking statements.” We undertake no obligation to update such projections to reflect events or circumstances occurring after the date of this report.

Comparison of the years ended December 31, 2005, 2004 and 2003

The leases facilitated by the home sales business during the years ended December 31, 2005, 2004 and 2003 are estimated to provide a first year return on investment of 10.9%, 9.9% and 11.0%, respectively. These returns are shown on the following page and are based upon unaudited pro forma information. This compares to our realized returns from earning sites of 8.2% for the year ended December 31, 2005, 8.1% for the year ended December 31, 2004 and 7.9% for the year ended December 31, 2003. The increase in return on expansion home sites for the year ended 2005 as compared to 2004 is driven primarily by (i) increases in the per site cost of development, increased profitability of our home sales business, and (ii) an increase in estimated first year annualized profit partially offset by increases in the per site cost of development as a result of additional amenities. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our estimated first year return from leases originated on expansion home sites for the years ended December 31, 2005, 2004 and 2003 is shown below (in thousands, except expansion sites leased):

		Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Expansion sites leased during the year		352	375	414

Estimated first year annualized profit on leases originated during the year	A	$1,387	$1,411	$1,408

Costs, including development costs of sites leased		$18,013	$17,708	$15,751
Home sales income attributable to sites leased		5,258	3,426	2,932

Total costs incurred to originate ground leases	B	$12,755	$14,282	$12,819

Estimated first year returns from the leases originated on expansion home sites during the year	A/B	10.9%	9.9%	11.0%

For the years ended December 31, 2005, 2004 and 2003, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Reported income from sales operations	$5,640	$3,820	$3,324
Brokerage business income	(291)	(296)	(264)
Used home sales	(91)	(98)	(128)

Adjusted income for pro forma analysis	$5,258	$3,426	$2,932

We exclude the profits from our used home sales and brokerage business from our pro forma calculation of return on investment in expansion home sites. The profits from these activities represent profits that are not directly related to our expansion activities.

The reconciliation of our estimated first year return from leases originated on expansion home sites, a projection, to our return on investment in operational home sites in accordance with GAAP is shown below (in thousands):

		Total Portfolio for Year Ended December 31, 2005	Total Portfolio for Year Ended December 31, 2004	Total Portfolio for Year Ended December 31, 2003
Property income before depreciation(1)	A	$19,819	$17,811	$15,976

Total investment in operating home sites(1)	B	$242,304	$220,918	$201,805

Return on investment from earning home sites(1)	A/B	8.2%	8.1%	7.9%

(1)	A reconciliation of our return on investment for earning sites for the years ended December 31, 2005, 2004 and 2003 to property income before depreciation and investment in operational sites is shown below (in thousands):

	December 31, 2005	December 31, 2004	December 31, 2003
Rental and other property revenues	$31,914	$29,221	$26,416
Property operating expenses	(12,095)	(11,410)	(10,440)

Property income before depreciation (A)	$19,819	$17,811	$15,976

Real estate assets, net	$297,800	$248,868	$226,078
Add: Accumulated depreciation	26,014	22,803	20,112
Less: Real estate under development	(78,416)	(49,360)	(41,268)
Less: Cost of home sites ready for intended use	(3,094)	(1,393)	(3,117)

Investment in operational sites (B)	$242,304	$220,918	$201,805

Return on investment in operational sites (A/B)(1)	8.2%	8.1%	7.9%

(1)	Our return on investment in operational sites is derived from rental property operations before depreciation and our investment in operational sites. This includes, but not limited to, our income from sites that were leased for the first time during each of the years ended December 31, 2005, 2004 and 2003, respectively. For these leases, the income reported above includes less than a full twelve months of operating results. Consequently, when compared to the investment we have made in these home sites, the return on investment during the years ended December 31, 2005, 2004 and 2003 is less than the return when measured using a full twelve months of operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had cash and cash equivalents of $1,795,000. Our principal activities that demand liquidity include our normal operating activities, development expenditures, payments of principal and interest on outstanding debt, acquisitions of and additional investments in properties, and payments of distributions to preferred and common stockholders and OP Unit holders. The Company expects to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. The Company expects to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sales of properties and cash generated from operations. On February 23, 2005 and March 2, 2005, we issued 900,000 shares and 100,000 shares, respectively, of newly created 7.75% Series A Cumulative Redeemable Preferred Stock for a purchase price of $25.00 per share. The net proceeds from these issuances were used to repay indebtedness including amounts outstanding under a promissory note incurred on February 4, 2005 in connection with the acquisition of property in Micco, Florida and the Company’s revolving line of credit.

In the event that there is an economic downturn and the cash provided by operating activities is reduced or, if access to short term borrowing sources becomes restricted, the Company may be required to reduce or eliminate expenditures for the continued development of its communities and/or reduce or eliminate its preferred and common dividend.

We have a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at thirty-day LIBOR plus 200 basis points (6.4% at December 31, 2005). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco County, Florida and Maricopa County, Arizona with a net book value of $26,123,000. The revolving line of credit matures in December 2006. At December 31, 2005, $0 was outstanding and $16,000,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. The financial covenants of the line of credit require the Company to maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to proforma annual debt service obligations (as defined by the lender) of not less than 1.0 to 1.0 on properties securing the line of credit, to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of 2.0 to 1.0, among others. Based upon the application of these covenants, as of December 31, 2005, $13,475,000 was available to the Company. The Company was in compliance with all financial covenant requirements at December 31, 2005.

We have a term loan with a bank with a total commitment of $11,000,000 that bears interest at thirty-day LIBOR plus 200 basis points (6.4% at December 31, 2005). The loan is secured by real property and improvements located in Brevard County, Florida with a net book value of approximately $20,653,000. At December 31, 2005, $4,700,000 was outstanding under the term loan and the loan matures in February 2006. On January 17, 2006, the Company extended the maturity of the term loan to April 30, 2006 and no other terms were modified.

We have a floor plan line of credit with a floor plan lender providing a committed credit facility of $25,000,000 with a variable interest rate linked to the prime rate and spreads varying from 0.5% to 3.5%, depending on the manufacturer and age of the inventory. The floor plan line of credit is partially recourse to the Company and at December 31, 2005, 10% or $2,500,000 of the outstanding balance under floor plan was recourse to the Company. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $17,246,000. At December 31, 2005, $14,969,000 was outstanding and approximately $10,031,000 was available under the floor plan facility.

In 2005, we entered into various loan commitments with a lender totaling approximately $15,094,000 with expiration dates in 2006. In the event that the lender is prepared to lend and we refuse to complete the transaction, we will forfeit the $455,000 deposited with the lender in accordance with the terms of the loan commitments.

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

Operating Activities

In 2005, net cash provided by operating activities was $20.7 million for the year ended December 31, 2005 compared to $8.4 million during the year ended December 31, 2004. The $12.3 million increase was primarily the result of:

•	$4.5 million increase in earnings before depreciation, amortization, minority interest, and casualty gain, driven by increased occupancy in our rental property operations and increased profitability of our homes sales subsidiary.

•	$3.4 million increase in cash provided by operating assets and liabilities as a result of increased business volumes and increases in accounts payable balance from the 2004 period, and a

•	$4.4 million decrease in cash used for increases in inventory from the 2004 period as result of increased sales volumes in 2005.

Investing Activities

In 2005, the net cash used in investing activities was $53.1 million, compared with net cash used of $25.0 million in 2004. The $28.1 million increase in net cash used for investing activities is primarily the result of:

•	$14.9 million increase in expenditures for purchases of real estate related to the purchase of a new development community,

•	$9.2 million increase in expenditures for capital replacements, development and improvements in the 2005 period as compared to the 2004 period, primarily related to the continued and accelerated development of unleased sites,

•	$2.4 million decrease in proceeds from sale of real estate,

•	$0.6 million increase in capital replacement and enhancement as a result of multiple hurricanes in Florida in 2004,

•	$0.5 million increase in purchase of furniture, fixtures & equipment for taxable subsidiaries classified as other assets,

•	$0.4 million decrease in the collection of preferred minority interest in real estate partnerships, and a

•	$0.3 million decrease in proceeds from hurricane insurance claims, all offset by

•	$0.2 million increase in proceeds from notes receivable.

Financing Activities

Net cash provided by financing activities was $33.4 million for the year ended December 31, 2005 compared with net cash provided during the same period in 2004 of $15.4 million.

The $18.0 million increase in cash provided by financing activities is primarily the result of:

Increases:

•	$23.9 million increase in proceeds from the issuance of preferred stock,

•	$15.6 million increase in proceeds from secured long-term financing,

•	$0.9 million increase in proceeds from stock options exercised,

•	$0.8 million decrease in principal payments made on secured long-term notes payable for properties sold, and a

•	$0.7 million increase in proceeds from officer note receivables, all offset by a

Decreases:

•	$18.9 increase in net principal payments on secured short-term financing,

•	$2.0 million increase in payment of loan costs,

•	$1.5 million increase in payment of preferred stock dividends,

•	$0.6 million decrease in proceeds from dividend reinvestment plan,

•	$0.5 million increase in payment of common stock dividends, and a

•	$0.4 million increase in principal payment made on secured long-tem notes payable.

FUNDS FROM OPERATIONS

We measure our economic profitability based on FFO, less annual capital replacement spending for developed home sites. For the year ended December 31, 2005, our capital replacement spending averaged $149 per developed home site.

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

For 2005, 2004 and 2003, our FFO was as follows (in thousands):

	2005	2004	2003
Net income	$11,950	$8,674	$8,818
Minority interest in operating partnership	1,616	1,173	1,211
Real estate depreciation	3,556	2,954	2,654
Casualty gain	(237)	(337)	—
Gain on sale of interest in unconsolidated real estate partnerships	—	—	(971)
Gain on sale of real estate	—	(101)	—
Recovery of common stock escrowed to secure management contracts(1)	—	—	(227)

Discontinued operations:
Real estate depreciation, net of minority interest	—	9	19
Minority interest in operating partnership attributed to discontinued operations	—	8	(16)
(Gain) loss on sale of real estate	—	(43)	83
Depreciation from unconsolidated real estate partnerships	—	—	33
Tax benefit from reversal of potential tax liabilities related to constructive sale of properties	(600)	—	—

Funds From Operations (FFO)	16,285	12,337	11,604
Cumulative preferred stock dividends	(1,647)	—	—

FFO available to common stockholders	$14,638	$12,337	$11,604

Weighted average common shares, common share equivalents and OP Units outstanding	8,630	8,248	8,024

(1)	The Company acquired certain third party management contracts in 1997 through the issuance of common stock. The terms of the purchase agreement provided that the common stock was issued under an escrow agreement that provided for a ratable release of the common stock based upon the continued existence of the third party management contracts. The property owner cancelled the management contracts effective January of 2003 and under the terms of the escrow agreement approximately 16,000 shares of common stock were returned to the Company. The Company’s basis in these third party contracts had been fully amortized to expense in prior years. The Company recorded the forfeiture of the common stock as increases to treasury stock and other income in the year ended December 31, 2003. This element of net income has been excluded in arriving at FFO as the ratable amortization of the Company’s basis in the contracts was excluded in arriving at FFO in prior periods. The forfeiture of common stock associated with third party management contracts did not occur in the past two years and no additional common stock is subject to contractual escrow agreements at December 31, 2005.

For 2005, 2004, and 2003, our net cash flows were as follows (in thousands):

	2005	2004	2003
Cash provided by operating activities	$20,712	$8,432	$13,246
Cash used in investing activities	(53,144)	(25,037)	(18,487)
Cash provided by financing activities	33,407	15,361	6,082

CONTRACTUAL OBLIGATIONS

This table summarizes information contained in Management’s Discussion and Analysis and in the notes to the consolidated financial statements contained in Item 8 of this Annual Report regarding contractual obligations and commitments as of December 31, 2005 (amounts in thousands):

	2006	2007 and 2008	2009 and 2010	2011 and thereafter	Total
Scheduled long-term debt principal payments	$4,022	$8,961	$10,114	$50,729	$73,826
Balloon maturities of long-term debt	—	2,665	2,069	73,096	77,830
Secured credit facilities	4,700	—	—	—	4,700
Floor plan(1)	—	14,969	—	—	14,969
Construction contracts	9,566	2,000	—	—	11,566
Purchase commitments	5,499	—	—	—	5,499
Lease commitments	114	33	—	—	147

Total	$23,901	$28,628	$12,183	$123,825	$188,537

(1)	Committed three-year facility whose individual advances mature at different dates between 360 and 720 days from the date of each advance.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is changes in interest rates relating to our various debt instruments and borrowings. As compared to the year ended December 31, 2004, our exposure to changes in interest rates at December 31, 2005 for repricing and refunding as to unpaid principal balances (i) increased from $28.3 million to $62.8 million for partially amortizing long-term notes payable; (ii) decreased from $25.6 million to $15.0 million for variable rate long-term notes payable; (iii) decreased from $17.7 million to $15.0 million for variable rate secured floor plan facility; and (iv) decreased from $7.0 million to $4.7 million for variable rate secured short term mortgage financing. The following is a discussion of the potential impact of changes in interest rates on our debt instruments at December 31, 2005.

We have $62.6 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $74.1 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed. We have repricing and refunding risks as to the unpaid balance on these notes of $62.8 million due at maturity between 2006 and 2016.

We have $15.0 million of interest only, non-recourse, secured long-term notes payable. These are variable rate loans at 90-day LIBOR plus 2.5%. If LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $150,000 due to an increase in interest expense based on the outstanding balance at December 31, 2005. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

As of December 31, 2005, the scheduled principal amortization and maturity payments for the Company’s secured notes payable and secured long-term debt are as follows (in thousands):

Year	Amortization	Maturities	Total
2006	$4,022	$—	$4,022
2007	4,350	2,665	7,015
2008	4,611	—	4,611
2009	4,892	2,069	6,961
2010	5,222	—	5,222
Thereafter	50,729	73,096	123,825

			151,656

We have a secured floor plan facility that bears interest at the lender’s prime rate plus amounts ranging from 0.5% to 3.5% based upon the manufacturer and age of the inventory. If the lender’s prime rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $150,000 due to an increase in interest expense on this line of credit, based on the approximately $15.0 million outstanding balance at December 31, 2005. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young, LLP, an independent registered public accounting firm, as stated in their report which is included herein at page F-3.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Part III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item will be presented under the caption “Board of Directors and Officers” in American Land Lease’s proxy statement for its 2006 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be presented under the captions “Summary Compensation Table,” “Option/SAR Grants in Last Fiscal Year” and “Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values” and “Employment Arrangements” in American Land Lease’s proxy statement for its 2006 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in American Land Lease’s proxy statement for its 2006 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

In previous years, the Company had provided loans to its executive officers in an amount equal to the total cash required to purchase common stock in the Company at the then prevailing market prices. These loans had a 10-year maturity, were 25% recourse to the executive officers, bear interest at 7.5% and were secured by the stock acquired with the proceeds from the loan. As of December 31, 2005, the two loans made to officers secured by common stock were repaid in full, and principal and interest payments made on these obligations during the years ended December 31, 2005, 2004, and 2003 were $767,000, $110,000, and $112,000, respectively, and no amounts were outstanding at December 31, 2005. In compliance with current regulations, the Company has not provided or modified loans to executive officers since January 2, 2001.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be presented under the caption “Principal Accounting Fees and Services” in American Land Lease’s proxy statement for its 2006 annual meeting of stockholders and is incorporated herein by reference.

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
The exhibits are listed in the Exhibit Index, which begins on page 52.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of American Land Lease, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that American Land Lease, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Land Lease, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that American Land Lease, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Land Lease, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Land Lease, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tampa, Florida

March 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

American Land Lease, Inc.

We have audited the accompanying consolidated balance sheets of American Land Lease, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Land Lease, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Land Lease Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tampa, Florida

March 6, 2006

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Real estate, net of accumulated depreciation of $26,014 and $22,803, respectively, including real estate under development of $78,416 and $49,360, respectively	$297,800	$248,868
Cash and cash equivalents	1,795	820
Inventory	18,759	16,788
Other assets, net	11,335	9,480

Total Assets	$329,689	$275,956

LIABILITIES
Secured long-term notes payable	$151,656	$127,338
Secured short-term financing	19,669	24,644
Accounts payable and accrued liabilities	12,510	9,795

	183,835	161,777

MINORITY INTEREST IN OPERATING PARTNERSHIP	15,945	14,746

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 3,000 shares authorized; 1,000 and 0 shares issued and outstanding respectively	25,000	—
Common stock, par value $.01 per share; 12,000 shares authorized; 9,346 and 9,082 shares issued; 7,620 and 7,356 shares outstanding (excluding treasury stock), respectively	93	91
Additional paid-in capital	288,224	286,649
Notes receivable from officers re common stock purchases	—	(748)
Deferred compensation re restricted stock	(1,651)	(2,250)
Dividends in excess of accumulated earnings	(155,145)	(157,697)
Treasury stock, 1,726 and 1,726 shares at cost, respectively	(26,612)	(26,612)

	129,909	99,433

Total Liabilities and Stockholders’ Equity	$329,689	$275,956

See notes to Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	2005	2004	2003
RENTAL PROPERTY OPERATIONS
Rental and other property revenues	$30,958	$28,303	$25,589
Golf course operating revenues	956	918	827

Total property operating revenues	31,914	29,221	26,416
Property operating expenses	(10,904)	(9,964)	(9,218)
Recovery of expenses (expenses) from casualty events	150	(221)	—
Golf course operating expenses	(1,341)	(1,225)	(1,222)

Total property operating expenses	(12,095)	(11,410)	(10,440)
Depreciation	(3,556)	(2,954)	(2,654)

Income from rental property operations	16,263	14,857	13,322

SALES OPERATIONS

Home sales revenue	51,450	40,360	37,929
Cost of home sales	(35,508)	(27,186)	(27,203)

Gross profit on home sales	15,942	13,174	10,726

Commissions earned on brokered sales	653	651	536
Commissions paid on brokered sales	(362)	(355)	(272)

Gross profit on brokered sales	291	296	264

Selling and marketing expenses	(10,593)	(9,650)	(7,666)

Income from sales operations	5,640	3,820	3,324

General and administrative expenses	(3,353)	(3,995)	(2,722)
Interest and other income	23	366	521
Gain on sale of real estate	—	101	—
Gain on sale of unconsolidated real estate partnerships	—	—	971
Casualty gain	237	337	—
Interest expense	(5,844)	(5,698)	(5,309)
Equity in income of unconsolidated real estate partnerships	—	—	37

Income before taxes and minority interest in Operating Partnership	12,966	9,788	10,144
Income tax benefit	600	—	—

Income before minority interest in Operating Partnership	13,566	9,788	10,144
Minority interest in Operating Partnership	(1,616)	(1,173)	(1,211)

Income from continuing operations	11,950	8,615	8,933

Income (loss) from discontinued operations, net	—	59	(115)

Net income	11,950	8,674	8,818
Cumulative preferred stock dividends	(1,647)	—	—

Net income available to common stockholders	$10,303	$8,674	$8,818

Basic earnings from continuing operations	$1.42	$1.23	$1.30
Basic earnings (loss) from discontinued operations	—	0.01	(0.02)

Basic earnings per common share	$1.42	$1.24	$1.28

Diluted earnings from continuing operations	$1.35	$1.18	$1.26
Diluted earnings (loss) from discontinued operations	—	0.01	(0.02)

Diluted earnings per common share	$1.35	$1.19	$1.24

Weighted average common shares outstanding	7,263	7,013	6,877

Weighted average common shares and common share equivalents outstanding	7,648	7,293	7,093

Dividends declared per common share	$1.00	$1.00	$1.00

See notes to Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable on Common Stock Purchases	Deferred Compensation on Restricted Stock	Dividends in Excess of Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES—DECEMBER 31, 2002	—	$—	8,649	$86	$280,665	$(848)	$(396)	$(161,280)	$(26,385)	$91,842

Restricted stock issued	—	—	104	1	1,499	—	(1,500)	—	—	—
Exercise of options	—	—	8	—	78	—	—	—	—	78
Equity compensation granted to the Board of Directors	—	—	8	—	120	—	—	—	—	120
Conversion of OP Units	—	—	26	—	(76)	—	—	—	—	(76)
Equity in stock options	—	—	—	—	8	—	—	—	—	8
Proceeds for issuance of common stock under dividend reinvestment program	—	—	35	1	524	—	—	—	—	525
Repayment of notes receivable from officers	—	—	—	—	—	49	—	—	—	49
Amortization of deferred compensation	—	—	—	—	—	—	542	—	—	542
Recovery of common stock escrowed to secure management contracts	—	—	—	—	—	—	—	—	(227)	(227)
Net income	—	—	—	—	—	—	—	8,818	—	8,818
Dividends paid—common stock	—	—	—	—	—	—	—	(6,878)	—	(6,878)

BALANCES—DECEMBER 31, 2003	—	—	8,830	88	282,818	(799)	(1,354)	(159,340)	(26,612)	94,801

Restricted stock issued	—	—	106	1	2,111	—	(2,112)	—	—	—
Exercise of options	—	—	114	1	1,310	—	—	—	—	1,311
Equity compensation granted to the Board of Directors	—	—	6	—	120	—	—	—	—	120
Conversion of OP Units	—	—	2	—	23	—	—	—	—	23
Equity in stock options	—	—	—	—	33	—	—	—	—	33
Proceeds from issuance of common stock under dividend reinvestment program	—	—	24	1	469	—	—	—	—	470
Repayment of notes receivable from officers	—	—	—	—	—	51	—	—	—	51
Amortization of deferred compensation	—	—	—	—	—	—	1,216	—	—	1,216
Stock issuance cost	—	—	—	—	(235)	—	—	—	—	(235)
Net income	—	—	—	—	—	—	—	8,674	—	8,674
Dividends paid—common stock	—	—	—	—	—	—	—	(7,031)	—	(7,031)

BALANCES—DECEMBER 31, 2004	—	—	9,082	91	286,649	(748)	(2,250)	(157,697)	(26,612)	99,433

Net proceeds from issuance of preferred stock	1,000	25,000	—	—	(1,102)	—	—	—	—	23,898
Restricted stock issued	—	—	95	1	1,057	—	(1,058)	—	—	—
Correction of previously issued restricted stock	—	—	—	—	(716)	—	716	—	—	—
Exercise of options	—	—	164	1	2,251	—	—	—	—	2,252
Equity compensation granted to the Board of Directors	—	—	5	—	120	—	—	—	—	120
Equity in stock options	—	—	—	—	65	—	—	—	—	65
Repayment of notes receivable from officers	—	—	—	—	—	748	—	—	—	748
Amortization of deferred compensation	—	—	—	—	—	—	941	—	—	941
Stock issuance cost	—	—	—	—	(100)	—	—	—	—	(100)
Net income	—	—	—	—	—	—	—	11,950	—	11,950
Dividends previously accounted for as compensation expense	—	—	—	—	—	—	—	(371)	—	(371)
Dividends paid—common stock	—	—	—	—	—	—	—	(7,542)	—	(7,542)
Dividends paid—preferred stock	—	—	—	—	—	—	—	(1,485)	—	(1,485)

BALANCES—DECEMBER 31, 2005	1,000	$25,000	9,346	$93	$288,224	$—	$(1,651)	$(155,145)	$(26,612)	$129,909

See notes to Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,950	$8,674	$8,818
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,639	3,847	3,353
Revenue recognized related to acquired lease obligations	(63)	(65)	(6)
Amortization of deferred compensation and expense for stock options	918	1,196	550
Minority interest in Operating Partnership	1,616	1,173	1,211
Minority interest attributable to discontinued operations	—	8	(16)
Casualty gain	(237)	(337)	—
(Gain) loss from sale of discontinued operations	—	(43)	83
Gain on sale of real estate	—	(101)	—
Gain on sale of unconsolidated real estate partnerships	—	—	(971)
Impairment loss on real estate assets	—	—	151
Equity in income of unconsolidated real estate partnerships	—	—	(37)
Recovery of common stock escrowed to secure management contracts	—	—	(227)
Increase in inventory	(1,971)	(6,385)	(302)
Net decrease in operating assets and liabilities	3,860	465	639

Net cash provided by operating activities	20,712	8,432	13,246

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	—	2,423	1,436
Proceeds from casualty gain	237	530	—
Purchases of real estate	(15,822)	(921)	(5,422)
Capital replacements	(1,234)	(1,006)	(866)
Hurricane capital replacements	(800)	(241)	—
Additions to real estate, including development	(28,737)	(21,540)	(13,361)
Additions to fixed assets for taxable subsidiaries classified as other assets	(1,335)	(801)	(662)
Capitalized interest	(5,554)	(3,768)	(3,312)
Notes receivable advances	(6)	(198)	(56)
Proceeds from notes receivable	107	85	797
Principal collections and indemnifications on CMBS bonds	—	—	267
Collection of preferred minority interest in real estate partnership	—	400	—
Distributions received from investments in unconsolidated real estate partnerships	—	—	2,692

Net cash used in investing activities	(53,144)	(25,037)	(18,487)

CASH FLOWS FROM FINANCING ACTIVITIES
(Principal payments on) proceeds from secured short-term financing	(4,975)	13,985	(8,459)
Proceeds from secured long-term notes payable borrowings	27,623	12,000	24,659
Principal payments on secured long-term notes payable for properties sold	—	(869)	—
Principal payments on secured long-term notes payable	(3,305)	(2,987)	(2,666)
Payment of deferred financing costs	(2,413)	(398)	(872)
Payment to escrow funds for capital improvements	(807)	(834)	(800)
Collection of escrow funds	864	787	982
Stock issuance costs	(100)	(235)	(36)
Proceeds from stock options exercised	2,252	1,311	78
Proceeds from issuance of preferred stock	23,898	—	—
Proceeds from dividend reinvestment program	—	471	561
Proceeds from OP unit distribution reinvestment program	—	68	400
Collections of notes receivable on common stock purchases	748	51	49
Dividends previously expensed as compensation	(371)	—	—
Payment of common stock dividends	(7,542)	(7,031)	(6,878)
Payment of preferred stock dividends	(1,485)	—	—
Payment of distributions to minority interest in Operating Partnership	(980)	(958)	(936)

Net cash provided by financing activities	33,407	15,361	6,082

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	975	(1,244)	841
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	820	2,064	1,223

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,795	$820	$2,064

See notes to Consolidated Financial Statements

AMERICAN LAND LEASE, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

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

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid to holders of common stock. After holding the OP Units for one year, the limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of common stock in lieu of cash. At December 31, 2005 the Operating Partnership had 993,000 OP units outstanding, excluding those owned by ANL, and ANL owned 88% of the Operating Partnership.

As of December 31, 2005, based on total home sites, 78% of the Company’s portfolio of manufactured home communities is located in Florida, 21% in Arizona and 1% in New Jersey.

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

Rental properties are recorded at cost less accumulated depreciation, unless considered impaired. Significant renovations and improvements, which improve or extend the useful life of an asset, are capitalized and depreciated using the straight-line method over the remaining estimated life. In addition, the Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the development of additional home sites within its residential land lease communities. Maintenance, repairs and minor improvements are expensed as incurred. If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 5 to 50 years for buildings and 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Development and Other Capital Expenditure Activities

Significant renovations and improvements that improve or extend the useful life of an asset are capitalized and depreciated over the remaining life. In addition, the Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the development of additional home sites within its residential land lease communities. Maintenance, repairs and minor improvements are expensed as incurred. Interest incurred relating to the development of communities is capitalized during the active development period. The Company’s strategy is to master plan, develop, and build substantially all of the home sites in its communities. Accordingly, substantially all projects, excluding finished lots where the home is available for occupancy, are undergoing active development. During 2005, 2004, and 2003, capitalized interest was approximately $5,554,000, $3,768,000 and $3,312,000, respectively.

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

As a result of the Company’s adoption of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company classified a property as held for sale in 2003 (see Note M). The estimated proceeds, less anticipated costs to sell this asset, were less than the net book value, and therefore an impairment charge of $151,000 was recorded for the year ended December 31, 2003. There were no impairment losses recognized for the years ended December 31, 2005 and 2004, respectively.

Cash Equivalents

The Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventory

The Company, through a taxable subsidiary corporation, maintains an inventory of manufactured homes situated within its residential land lease communities. Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required that could have a significant impact on the Company’s results of operations and cash flows. As of December 31, 2005, $2,537,000 of the Company’s total inventory investment of $18,759,000 was older than one year. For the years ended December 31, 2005, 2004 and 2003 the Company recorded a charge of $396,000, $222,000 and $580,000, respectively to write carrying amounts down to market value.

Non-agency MBS and CMBS Bonds

The Company is the beneficiary of certain grantor trusts formed coincident with the securitization and sale of mortgage assets owned by the Company until sold in 1997. The operation of these grantor trusts are vested with the indentured trustee, and under the terms of the trust indenture, the Company does not control the management of the trust, and the indentured trustee is an unrelated third party. As a result, the operation of the trust is not consolidated in the financial statements of the Company. The Company does not provide any credit enhancements to the trust and does not have contingent liability for the results of operation of the trust.

The non-agency mortgage backed securities bonds (“MBS”) and commercial mortgage backed securities bonds (“CMBS”), held by the trust described in the preceding paragraph, were acquired by the Company at a significant discount to par value. The amortized cost of the non-agency MBS and CMBS bonds was equal to the outstanding principal amount net of unamortized discount and allowances for credit losses. Earnings from non-agency MBS and CMBS bonds are recognized based upon the relationship of cash flows received during the period and estimates of future cash flows to be received over the life of the bonds.

The Company classifies its non-agency MBS bonds as available-for-sale, carried at fair value in the financial statements. The Company estimates fair value of the non-agency MBS bonds based on the present value of future expected cash flows of the bonds. The fair value of the non-agency MBS bonds, based on the underlying assets that secure the bonds, is estimated using the Company’s best estimate of the future cash flows, capitalization rates and discount rates commensurate with the risks involved. The carrying amount of the non-agency MBS bonds were $0 at December 31, 2005 and 2004, respectively. The Company did not estimate fair value of the non-agency CMBS bonds at December 31, 2005 or 2004 as these bonds were redeemed in 2004.

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

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. Advertising expenses for the years ended December 31, 2005, 2004 and 2003 were $2,535,000, $2,593,000, and $1,210,000, respectively, and are included within golf course operating expenses and selling and marketing expenses in the consolidated statements of income.

Equity in Income of Unconsolidated Real Estate Partnerships

The Company owned an interest in two partnerships that developed, owned and operate residential land lease communities. Investments in real estate partnerships in which the Company has influence, but does not have control, were accounted for under the equity method. Under the equity method, the Company’s pro-rata share of the earnings of the unconsolidated real estate partnership for the periods presented is included in equity in income of unconsolidated real estate partnerships.

On July 25, 2003, the Company, through a joint venture, sold a residential land lease community consisting of 57 home sites and 12 recreational vehicle sites for $1,760,000. The Company received distributions of $40,000 during 2003 coupled with a liquidating distribution from the joint venture of $691,000 and recorded a gain of $165,000. On September 11, 2003, the Company consummated the sale of its joint venture interest in a second real estate partnership. The Company received net proceeds of $1,961,000 and recorded a gain of $806,000. The Company’s joint ventures have been liquidated.

Income Taxes

ANL has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT, ANL must meet a number of organizational and operational requirements, including income, asset, and stockholder requirements, and a requirement that, in general, it must distribute currently at least 90% of its adjusted taxable income to its stockholders. It is management’s current intention to adhere to these requirements and maintain ANL’s REIT status. As a REIT, ANL generally will not be subject to corporate level federal income tax on taxable income that it distributes currently to its stockholders by virtue of a deduction for dividends paid. If ANL fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and, unless entitled to relief under certain statutory provisions, may not be able to qualify as a REIT for four subsequent taxable years. Even if ANL qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes and penalties, including taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities conducted through taxable subsidiaries is subject to federal, state, and local income taxes.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding during each year. Diluted earnings per share for the years ended December 31, 2005, 2004, and 2003 reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 385,000, 280,000 and 216,000 shares, respectively, without regard to vesting restrictions on options or restricted stock issued. Vested and unvested stock options, together with shares issued for non-recourse notes receivable totaling 0, 1,000, and 91,000 shares for the years ended December 31, 2005, 2004, and 2003, respectively, have been excluded from diluted earnings per share as their effect would be anti-dilutive.

Stock-Based Compensation

Effective January 1, 2003, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure—an amendment of FASB Statement No. 123, SFAS 148, and applied the prospective method set forth in SFAS 148 with respect to the transition. Under this method, the Company applies the fair value recognition provisions of SFAS 123 to all employee awards granted, modified, or settled on or after January 1, 2003, which has resulted in compensation expense being recorded based on the fair value of the stock options. Prior to January 1, 2003, the Company followed Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related interpretations in accounting. Under APB 25, because the exercise price of the employee stock options and warrants equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized.

Treasury Stock

On October 17, 2000, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding common stock. The timing of stock purchases is at the discretion of management. No shares were repurchased in 2005, 2004, and 2003. The Company has repurchased 576,613 shares as of December 31, 2005 pursuant to this authorization.

Comprehensive Income

The Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires that all components of comprehensive income be reported in the consolidated financial statements in the period in which they are recognized. For all periods reported, the Company’s comprehensive income is equal to its net income reported in the accompanying consolidated statements of operations.

Depreciation of Personal Property

Depreciation of personal property is reported in property operating expenses, golf operating expenses, selling and marketing expenses, or general and administrative expenses, based upon the use of the associated asset. For the years ended December 31, 2005, 2004 and 2003 we recorded depreciation expense relating to personal property of $452,000, $391,000 and $253,000, respectively. Depreciation is computed using the straight-line method over an estimated useful life of 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Statements of Cash Flows

The Company considers cash maintained in bank accounts, money market funds and highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents. The Company made interest payments of $10,768,000, $9,017,000, and $8,277,000 for 2005, 2004, and 2003 respectively, of which $5,554,000, $3,768,000, and $3,312,000 for 2005, 2004, and 2003 was capitalized, respectively.

Non-cash investing and financing activities for 2005, 2004 and 2003 were as follows (in thousands):

	2005	2004	2003
Issuance of Common Stock for:
Conversion of OP Units	$—	$23	$76
Services by employees and directors	$462	$2,232	$1,620
Real estate acquired:
By assumption of below market leases	$—	$—	$240
By issuance of OP Units	$563	$464	$149

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

Fair Value of Financial Instruments

The aggregate fair value of cash and cash equivalents, receivables, payables and secured short-term financing as of December 31, 2005 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of variable rate secured long-term notes payable approximates their carrying value. For the Company’s fixed rate secured long-term notes payable, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the calculated estimates of fair value cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of the Company’s secured long-term notes payable was $159,048,000 and $133,144,000 at December 31, 2005 and 2004, respectively, as compared to the carrying value of $151,656,000 and $127,338,000 at December 31, 2005 and 2004, respectively.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the 2004 and 2003 consolidated financial statements to conform to the classifications used in the current year. Such reclassifications have no material effect on the amounts as originally presented.

C.	Real Estate

Real estate at December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004
Land	$64,586	$48,778
Land improvements and buildings	259,228	222,893

	323,814	271,671
Less accumulated depreciation	(26,014)	(22,803)

Real estate, net	$297,800	$248,868

The Company’s real estate investment consists of buildings, land improvements, and land. Buildings consist primarily of clubhouses at its manufactured housing communities maintained as amenities for resident use. A majority of the Company’s investment in land improvements consists of long-lived assets such as lateral infrastructure at its residential land lease communities including sanitary sewer and storm water collection systems, potable water supply systems, roads and walkways. The balance of land improvements consists of assets with shorter lives such as marinas, fencing, swimming pools, spas, shuffleboard courts, tennis courts and other resident amenities. Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements and 5 to 50 years for buildings.

During 2005, the Company acquired a 260-acre tract of land in Micco, Florida, south of Melbourne, in a cash transaction for a total consideration of $15,591,000. The land will be used to develop a new senior community for the Company that includes approximately 533 home sites. The Company funded the acquisition by issuing an $11,000,000 term loan (see Note F) and through borrowings under the Company’s credit facility.

During 2005 and 2004, the Company acquired individual home sites at two communities where residents own certain home sites located within the communities. The total cost was $213,000 and $921,000, respectively, and was funded by borrowings under the Company’s credit facility.

During 2005 and 2004, one of the Company’s communities was subject to an earn-out agreement (see Note G). Based on the terms of the earn-out agreement, the Company distributed $563,000, $464,000 and $331,000 in 2005, 2004 and 2003, respectively. The total cost was funded by the issuance of OP Units, and as of December 31, 2005, the earn-out agreement has been paid in full.

During 2004, the Company sold a mini-storage property in Arizona to a third party for an aggregate sales price of approximately $2,035,000. The Company recognized a gain on the sale of approximately $20,000, net of minority interest in the Operating Partnership.

During 2003, the Company acquired a 301 home site community in Groveland, Florida, north of Orlando, Florida, in a cash transaction for total consideration of $5,247,000. Approximately $240,000 was allocated to the liability for below-market leases, is included in accounts payable and accrued liabilities and is amortized over the periods of the acquired leases and estimated renewal periods. The community is situated on 203 acres and contained 130 occupied home sites and an additional 171 home sites for expansion at the date of acquisition. The Company funded the acquisition through borrowing on its line of credit.

During 2003, the Company sold a 28 home site community in Ben Salem, Pennsylvania for an aggregate sales price of approximately $1,115,000. The net proceeds of $1,097,000 were used to repay a portion of the Company’s outstanding short-term indebtedness and for other corporate purposes. The Company recognized a loss on sale of approximately $73,000, net of minority interest in Operating Partnership.

During 2003, the Company sold 11 home sites for total consideration of $339,000 to existing residents in Arizona.

D.	Casualty Events

In August and September 2004, several of the Company’s properties were impacted by the four hurricanes that traversed central Florida. Hurricanes Charley, Frances, Ivan and Jeanne damaged community amenities and resident homes. At December 31, 2004, the Company recorded $97,000 as a receivable from its insurer and had additional claims with its insurer related to recoveries of damages caused during the hurricanes in 2004 that were not included in the accounts of the Company. During 2005, the Company was successful in obtaining $991,000 in additional proceeds from its insurers related to the 2004 hurricanes. During 2005, the proceeds were accounted for as a gain of approximately $237,000 and reimbursements of residual hurricane expenses of approximately $657,000, resulting in net recoveries of expenses of approximately $150,000. The Company has settled all significant outstanding claims with its insurers related to damages caused during the hurricanes in 2004.

In addition to carrying property insurance policies on its communities, the Company also has business interruption policies that may replace lost income in the event of a hurricane or other casualty event. As a result of the 2004 hurricanes, the Company received proceeds of $134,000 and $0 during 2005 and 2004, respectively, under its business interruption policies. The proceeds are recorded in rental and other property revenues in the Company’s consolidated statements of income.

E.	Secured Long-Term Notes Payable

The following table summarizes the Company’s secured long-term notes payable (in thousands):

	2005	2004
Fixed rate, ranging from 6.7% to 8.2%, fully amortizing, non-recourse notes maturing at various dates from 2018 through 2020	$62,563	$66,662
Fixed rate, ranging from 5.48% to 7.8%, partially amortizing, non-recourse notes maturing at various dates from 2007 through 2019	74,078	35,048
Variable rate, at 30 day LIBOR plus 300 basis points with a 5.5% floor and 10% ceiling, non-recourse notes	—	10,613
Variable rate, at 90 day LIBOR plus 250 basis points, non-recourse notes maturing in 2013	15,015	15,015

	$151,656	$127,338

Real estate assets that secure the long-term notes payable had a net book value of $245,763,000 at December 31, 2005. The Company had $199,000 in escrow accounts (included in other assets) with lenders related to the long-term notes payable at December 31, 2005, including amounts for real estate taxes, insurance and certain capital expenditures.

During 2005, the Company entered into various loan commitments with a lender totaling approximately $15,094,000 with expiration dates in 2006. In the event that the lender is prepared to lend and the Company refuses to complete the transaction, the Company will forfeit the $455,000 deposited with the lender in accordance with the terms of the loan commitments.

The scheduled principal amortization and maturity payments for the Company’s long-term notes payable at December 31, 2005 are as follows (in thousands):

Year	Amortization	Maturities	Total
2006	$4,022	$—	$4,022
2007	4,350	2,665	7,015
2008	4,611		4,611
2009	4,892	2,069	6,961
2010	5,222	—	5,222
Thereafter	50,729	73,096	123,825

			$151,656

F.	Secured Short-Term Financing

The Company has a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at thirty-day LIBOR plus 200 basis points (6.4% at December 31, 2005). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco Counties, Florida and Maricopa County, Arizona with a net book value of $26,123,000. The revolving line of credit matures in December 2006. At December 31, 2005, $0 was outstanding and $16,000,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. The financial covenants of the line of credit require the Company to maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to proforma annual debt service obligations (as defined by the lender) of not less than 1.0 to 1.0 on properties securing the line of credit, to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of 2.0 to 1.0, among others. Based upon the application of these covenants as of December 31, 2005, $13,475,000 was available to the Company. The Company was in compliance with all financial covenant requirements at December 31, 2005.

The Company has a term loan with a bank with a total commitment of $11,000,000 that bears interest at thirty-day LIBOR plus 200 basis points (6.4% at December 31, 2005). The loan is secured by real property and improvements located in Brevard County, Florida with a net book value of approximately $20,653,000. At December 31, 2005, $4,700,000 was outstanding under the term loan, which matures in April 2006.

The Company has a floor plan line of credit with a floor plan lender providing a committed credit facility of $25,000,000 with a variable interest rate linked to the prime rate and spreads varying from 0.5% to 3.5%, depending on the manufacturer and age of the inventory. Individual advances mature between 360 days and 720 days based on the aging of our inventory. The floor plan is partially recourse to the Company and at December 31, 2005, 10% or $2,500,000 of the outstanding balance under floor plan was recourse to the Company. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $17,246,000. At December 31, 2005, $14,969,000 was outstanding, of which $2,500,000 was recourse to the Company. Approximately $10,031,000 was available under the floor plan credit facility.

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

During 2005, the Company entered into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of residential land lease communities. The unpaid balance of these contracts remaining at December 31, 2005 is approximately $11,566,000.

As of December 31, 2005, the Company’s outstanding purchase obligations with manufacturers of homes to be constructed in the Company’s communities totaled $5,499,000.

In connection with the acquisition of a residential land lease community, the Company entered into an earn-out agreement with respect to 142 unoccupied home sites. The Company advanced an additional $16,550 pursuant to the earn-out agreement for each newly occupied home site either in the form of cash or equivalent value OP Units, as determined by the seller. The earn-out was paid in full in 2005 by issuance of OP Units. The Company advanced the following in cash and OP Units for newly occupied home sites (in thousands):

	Year Ended December 31,
	2005	2004	2003
Cash	$—	$—	$182
OP Units	563	464	149

	$563	$464	$331

H.	Segment Reporting

The Company has two reportable segments: rental property (ownership of land leases, land development, investment acquisition and disposition) and home sales (sale of homes, both new and used, to be sited on land owned by the Company). The rental property segment consists of residential land lease communities that generate rental and other property related income through the leasing of land to residents that are unrelated to the

Company. The home sales segment sells manufactured homes to customers that are unrelated to the Company. The homes sold by the home sales segment are situated on land within the Company’s portfolio of rental property. The customers of the home sales business become residents of the Company’s rental property segment coincident with the sale of a home, at which time the customer enters into a lease with the rental property segment. No revenues are generated from transactions with other segments and no single resident or customer contributed 10% or more of total revenues during 2005, 2004, or 2003.

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

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of its executive senior management team who use several generally accepted industry financial measures to assess the performance of the business. Specifically, the Company’s chief operating decision makers assess and measures rental property operating activities based on income before depreciation and contribution margins for our home sales segment.

The revenues, profit (loss), and assets for each of the reportable segments are summarized in the following tables for 2005, 2004 and 2003 (in thousands):

	Year Ended December 31, 2005
	Rental Property	Home Sales	Corporate, Interest & other	Total
Revenue	$31,914	$52,103	$—	$84,017

Home sales contribution margin	—	5,640	—	5,640
Rental property income before depreciation	19,819	—	—	19,819
Depreciation	(3,556)	—	—	(3,556)
General and administrative expenses	(1,273)	(2,079)	(1)	(3,353)
Interest expense	—	—	(5,844)	(5,844)
Interest and other income	—	—	23	23
Casualty gain	237	—	—	237
Tax benefit	—	—	600	600
Minority interest in earnings	—	—	(1,616)	(1,616)

Net income (loss)	$15,227	$3,561	$(6,838)	$11,950

Assets	$301,108	$25,064	$3,517	$329,689

Capital Additions to:

Real estate	$51,529	$—	$—	$51,529
Capital replacements—real estate	790	—	—	790
Capital replacements—other assets	444	—	—	444
Other assets	596	740	34	1,370

Total	$53,359	$740	$34	$54,133

	Year Ended December 31, 2004
	Rental Property	Home Sales	Corporate, Interest & other	Total
Revenues	$29,221	$41,011	$—	$70,232

Home sales contribution margin	—	3,820	—	3,820
Rental property income before depreciation	17,811	—	—	17,811
Depreciation	(2,954)	—	—	(2,954)
General and administrative expenses	(1,660)	(2,314)	(21)	(3,995)
Interest expense	—	—	(5,698)	(5,698)
Interest and other income	—	—	366	366
Income from discontinued operations	59	—	—	59
Gain on sale of real estate	101	—	—	101
Minority interest in earnings	337	—	—	337
Casualty gain	—	—	(1,173)	(1,173)

Net income (loss)	$13,694	$1,506	$(6,526)	$8,674

Assets	$251,253	$23,133	$1,570	$275,956

Capital additions to:
Real estate	$26,986	$—	$—	$26,986
Capital replacements—real estate	692	—	—	692
Capital replacements—other assets	314	—	—	314
Other assets	251	501	49	801

Total	$28,243	$501	$49	$28,793

	Year Ended December 31, 2003
	Rental Property	Home Sales	Corporate, Interest & other	Total
Revenues	$26,416	$38,465	$—	$64,881

Home sales contribution margin	—	3,324	—	3,324
Rental property income before depreciation	15,976	—	—	15,976
Depreciation	(2,654)	—	—	(2,654)
General and administrative expenses	(1,109)	(1,592)	(21)	(2,722)
Interest expense	—	—	(5,309)	(5,309)
Interest and other income	—	—	521	521
Equity in income of unconsolidated real estate partnerships	37	—	—	37
Income from discontinued operations	(115)	—	—	(115)
Gain on disposition of unconsolidated real estate partnerships	971	—	—	971
Minority interest in earnings	—	—	(1,211)	(1,211)

Net income (loss)	$13,106	$1,732	$(6,020)	$8,818

Assets	$230,372	$15,710	$1,014	$247,096

Capital additions to:
Real estate	$22,484	$—	$—	$22,484
Capital replacements—real estate	668	—	—	668
Capital replacements—other assets	198	—	—	198
Other assets	415	240	7	662

Total	$23,765	$240	$7	$24,012

I.	Stock and Dividends

The Company paid dividends to preferred and common stockholders and distributions to holders of OP Units as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Dividends-common stockholders	$7,542	$7,031	$6,878
Dividends-preferred stockholders	1,485	—	—
Distributions—OP Units	980	958	936

Total	$10,007	$7,989	$7,814

Preferred Stock

The Company’s Certificate of Incorporation permits the Board of Directors to issue classes of preferred and common stock without further stockholder approval. In accordance with the Company’s Certificate of Incorporation, on February 23, 2005 and March 2, 2005, the Company sold 900,000 and 100,000 shares, respectively, of newly created 7.75% Class A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Class A Preferred Stock”) in a registered public offering generating net proceeds of approximately $23,898,000, net of offering costs of $1,102,000. The net proceeds from these issuances were used to repay indebtedness including amounts outstanding under a promissory note incurred on February 4, 2005 in connection with the acquisition of property in Micco, Florida and the Company’s revolving line of credit. Holders of the Class A Preferred Stock are entitled to receive quarterly dividend payments of $0.48 per share, equivalent to $1.94 per share on an annual basis, or 7.75% of the $25 per share liquidation preference. Class A Preferred Stock is senior to Common Stock as to dividends and liquidation. Upon the Company’s liquidation, dissolution or winding up, before payments of distributions are made to any holders of the Company’s Common Stock, the holders of the Class A Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends. Each share of Class A Preferred Stock is redeemable at the Company’s option beginning February 23, 2010 for cash in the amount of $25 per share, plus all accrued and unpaid dividends, if any, to the date fixed for redemption.

The Company deducts cumulative paid and unpaid preferred stock dividends from net income to arrive at income available to common stockholders. The Company deducted $1,647,000, $0 and $0 for the years ended December 31, 2005, 2004, and 2003, respectively, related to cumulative unpaid preferred stock dividends.

Stock-based Compensation Correction

During the course of the Company’s review of its application of SFAS 123, management determined that the accounting for certain aspects of its accounting for stock-based compensation was in error. The Company had previously valued certain awards of performance-based restricted stock at the market value of the Company’s common stock at the date of issuance. Such awards were amortized as expense over the related vesting period, and, if the performance measure was not attained or the service condition was not met, the amortization expense would be reversed in subsequent periods. These awards have been determined to be target stock price awards that should have been recorded at fair value on the date of issuance. In accordance with SFAS 123, the Company has estimated the value of the High Performance Stock Shares (the “HPS Shares”) awards using a valuation model which considers the applicable risk-free interest rate, expected dividend yield, the volatility factor of the expected market price of the Company’s common stock and the term over which the performance conditions must be met to result in vesting of the awards.

In the event that the service condition is met and the performance measure is attained, the amount of expense recognized under SFAS 123 as compared to our previous accounting would decrease, since the estimate of fair market value is less than the market price at issuance, thereby increasing net income. However, in the event that the service condition is met and the performance measure is not attained, the amount of expense recognized under SFAS 123 as compared to our previous accounting would increase as there would be no reversal of expense, thereby decreasing net income. In the event the service condition is not met, the amount of expense would be the same under SFAS 123 and our prior accounting as no expense would be recognized in either case.

In addition, the Company had previously treated dividends paid on unvested shares of restricted stock as additional compensation expense until the vesting condition was satisfied. Under SFAS 123, only the dividends paid on non-vested awards that are not expected to vest are accounted for as additional compensation expense.

The Company corrected these errors to conform with the provisions of SFAS 123 for valuing target stock price awards resulting in a reversal of previously recognized compensation expense related to the target stock price awards and dividends paid on unvested awards that are expected to vest. The correction relates solely to accounting treatment and does not affect the Company’s historical or future cash flows. The adjustment, net of minority interest in the Operating Partnership, to correct the errors at December 31, 2005, was $594,000, or $0.08 per common and diluted earnings per share.

Restricted Stock

The Company issued 14,700, 41,200 and 56,800 shares of restricted stock to members of management for the years ended December 31, 2005, 2004, and 2003, respectively, excluding the HPS Shares. The restricted stock was issued at the fair value of the common stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of, and is subject to a risk of forfeiture within the vesting period. The restricted stock cliff vests over a four year period. The fair value of the restricted stock is amortized to compensation expense over the vesting period. The Company uses the straight line method, net of forfeitures, to recognize expense for plans with pro rata vesting. In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock which are not expected to vest are charged to compensation expense in the period paid.

On May 7, 2004, stockholders approved the issuance of HPS Shares. The HPS Shares vest based upon the extent, if any, that the total return realized by stockholders exceeds the ten-year average total return of the Equity REIT Index, as reported by the National Association of Real Estate Investment Trusts (“NAREIT”). Total return is defined as the total of the closing price at year-end plus any dividends paid, less the closing price for the prior year-end. The total return for the Company is measured over a three-year period that ends on the final valuation date. To the extent that shares are not vested as of the final valuation date, such shares are forfeited and are returned to the Company. Vesting is achieved ratably on the final valuation date to the extent that excess value has been realized. In order for management to earn vesting in all of the HPS Shares for a given final valuation date, the actual total return to stockholders for the three-year period is required to exceed the Equity REIT Index total return by 5 percentage points.

The 2005 HPS Share grant was 80,000 shares with a final measurement date of December 31, 2007. The Equity REIT Index average total return over the trailing ten years as of December 31, 2004 was 14.81%. For the 2005 HPS Share grant to fully vest, the actual total return over the three-year period is required to be 19.81%. If the actual total return is between 14.81% and 19.81%, then a ratable portion of the HPS Shares would vest (for example, one half of the HPS Shares would vest if the actual total return is 17.31%). If the actual total return does not exceed 14.81%, all HPS Shares would be forfeited, but none of the dividends paid during the three-year period would be forfeited.

The estimated fair value of the restricted stock, including HPS Shares, is amortized to compensation expense over the vesting period. Changes in unamortized restricted stock are as follows (in thousands):

	December 31,
	2005	2004	2003
Beginning unamortized value	$2,250	$1,354	$396
Fair value of restricted stock issued	1,058	2,112	1,500
Correction to valuation of previously issued restricted stock	(716)	—	—
Correction to restate amortization based upon fair value of award	304	—	—
Amortization of fair value	(1,245)	(1,216)	(542)

Ending unamortized value	$1,651	$2,250	$1,354

At December 31, 2005, 228,000 shares of restricted stock, including HPS shares, are unvested and subject to forfeiture under the terms of the respective grant. The total compensation expense charged to income related to restricted share awards was $498,000, $1,400,000 and $673,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

J.	Income Taxes

Parent REIT Entity

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for U.S. Federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value (basis) of the investments in properties, among other things.

The following table reconciles the Company’s net income to REIT taxable income (loss) for each of the three years ended December 31, 2005, 2004, and 2003 (in thousands):

	2005	2004	2003
Net income	$11,950	$8,674	$8,818
Elimination of losses (earnings) from the taxable consolidated subsidiaries included above	725	(814)	(1,203)

Income from REIT operations	12,675	7,860	7,615
Depreciation timing differences	(7,623)	(7,655)	(6,959)
Depreciation attributable to the election made under The Taxpayer Relief Act of 1997	(1,244)	(1,242)	(1,258)
Inclusion of unconsolidated grantor trusts	521	3,445	(1,185)
Deferred compensation	(1,060)	700	434
Tax benefit	(600)	—	—
Other tax differences	617	1,130	22

Taxable income (loss) before adjustments	3,286	4,238	(1,331)
Difference on (gain) loss on sale of real estate	(237)	(648)	1,321

REIT taxable income (loss) before net operating loss and dividends paid deduction	3,049	3,590	(10)
REIT taxable income allocated to preferred stockholders	(1,485)	—	—

REIT taxable income (loss) allocated to common stockholders	$1,564	$3,590	$(10)

For income tax purposes, dividends paid to common stockholders consist of ordinary income, capital gains (including unrecaptured gain under Section 1250 of the Code), return of capital or a combination thereof. For the years ended December 31, 2005, 2004 and 2003, dividends paid per share were taxable as follows:

	2005		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Return of capital	$0.81	81.5%	$0.56	56.0%	$1.00	100.0%
Ordinary income	0.19	18.5%	0.44	44.0%	—	—
Capital gains	—	—	—	—	—	—

Total	$1.00	100.0%	$1.00	100.0%	$1.00	100.0%

At December 31, 2005, the Company’s NOL carryover was approximately $64,564,000 for the parent REIT entity. Subject to certain limitations, the parent REIT’s NOL carryover may be used to offset all or a portion of the Company’s REIT taxable income, and as a result, to reduce or eliminate the amount that the Company is required to distribute to stockholders to maintain its status as a REIT. It does not, however, affect the tax treatment to stockholders of any distributions that the Company does make. Distributions with respect to ANL’s 2005, 2004, and 2003 tax years exceeded, in each case, REIT taxable income as determined prior to taking into account the deduction for dividends paid, and, consequently, the Company did not utilize any of its NOL carryovers in those years. The parent REIT entity’s NOL carryovers are scheduled to expire between 2007 and 2009.

In 2001, the Company utilized a provision of the Taxpayer Relief Act of 1997 that allowed a one-time election to treat assets as having been sold for tax purposes in a deemed sale as of January 1, 2001 for fair value of those assets. The Company recorded a tax liability of $600,000 related to this election in 2001. During 2005, certain subsequent events occurred, and the $600,000 tax liability was reversed, resulting in a tax benefit of $600,000 for the period ended December 31, 2005.

Taxable Consolidated Entities

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities of taxable entities that are consolidated for financial reporting purposes (but not for tax purposes) and the amounts used for income tax purposes. During 2005 and 2004, the taxable consolidated entities were comprised of the “taxable REIT subsidiaries” of the Company that are wholly owned by the Operating Partnership.

Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31, 2005	December 31, 2004
Deferred tax liabilities
Depreciation	$181	$154
Other	—	7

Total deferred tax liabilities	181	161
Deferred tax assets:
Net operating loss carry forwards	804	659
Deferred income	39	18
Alternative minimum tax credits	16	13
Inventory reserves	73	—
Other	18	13

Total deferred tax assets	950	703
Valuation allowance for deferred tax assets	(769)	(542)

Deferred tax assets, net of valuation allowance	181	161

Net deferred tax assets	$—	$—

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s taxable REIT subsidiaries have reported cumulative losses since inception. After consideration, a $769,000 valuation allowance at December 31, 2005 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $227,000. At December 31, 2005, the Company has available NOL carryforwards of approximately $2,136,000 arising from the operations of the consolidated taxable REIT subsidiaries, which expire between 2020 and 2025. The Company recorded $6,000, $13,000, and $0 of income tax expense for the years ended December 31, 2005, 2004 and 2003, respectively. This expense is recorded as selling and marketing expenses in the consolidated statements of income.

Significant components of the provision for income taxes are as follows and classified with selling and marketing expense in the Company’s consolidated statement of income for 2005, 2004 and 2003 (in thousands):

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Current	$6	$13	$—
Deferred	—	—	—

	$6	$13	$—

Consolidated (loss) income subject to tax is $(718,000), $935,000, and $558,000 for 2005, 2004 and 2003, respectively. The reconciliation of income tax attributable to consolidated income (loss) subject to tax from continuing operations computed at the U.S. statutory rate to income tax expense (benefit) is shown below (in thousands):

	Year Ended December 31, 2005		Year Ended December 31, 2004		Year Ended December 31, 2003
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates on consolidated (loss) income subject to tax	$(244)	(34.0)%	$318	34.0%	$190	34.0%
State income tax, net of federal tax benefit	(25)	(3.6)	34	3.6	20	3.7
Other	48	6.9	(4)	(0.4)	1	0.2
Increase (decrease) in valuation allowance	227	31.6	(335)	(35.8)	(211)	(37.9)

	$6	0.9%	$13	1.4%	$—	—%

Income taxes paid totaled $6,000, $13,000, $0 in the years ended December 31, 2005, 2004, 2003, respectively.

K.	Stock Option Plan

The Company has a Stock Incentive Plan for the issuance of up to 3,000,000 qualified and non-qualified stock options and shares of Common Stock to its directors, officers, employees and consultants. As of December 31, 2005 and 2004, there were 1,213,000 and 1,337,000 outstanding stock options, respectively. The exercise price for stock options may not be less than 100% of the fair value of the shares of Common Stock at the date of grant. Stock options have 10-year terms. All outstanding stock options are non-qualified stock options.

Presented on the following page is a summary of the changes in stock options for the three years ended December 31, 2005.

	Weighted Average Exercise Price	Shares
Outstanding—December 31, 2002	$16.02	1,322,000

Granted	$14.75	59,000
Exercised	$11.57	(8,000)
Expired	$12.01	(6,000)

Outstanding—December 31, 2003	$16.02	1,367,000

Granted	$19.59	85,000
Exercised	$11.58	(114,000)
Expired	$13.55	(1,000)

Outstanding—December 31, 2004	$16.63	1,337,000

Granted	$23.05	40,000
Exercised	$13.69	(164,000)

Outstanding—December 31, 2005	$17.24	1,213,000

As of December 31, 2005, outstanding options have the following ranges of exercise prices and weighted average remaining lives:

	Ranges of Exercise Prices
	$9.88 to $13.50	$14.39 to $15.95	$16.26 to $23.05	All Ranges
Outstanding stock options:
Number of options	309,000	118,000	786,000	1,213,000
Weighted average exercise price	$12.21	$14.97	$19.55	$17.24
Weighted average remaining life	5.27 years	5.07 years	3.25 years	3.94 years
Exercisable stock options:
Number of options	309,000	89,000	675,000	1,073,000
Weighted average exercise price	$12.21	$15.05	$19.34	$16.93
Weighted average remaining life	5.27 years	4.45 years	1.49 years	2.83 years

Options granted to date vest over various periods of up to five years. As of December 31, 2005, 2004, and 2003, 1,073,000, 1,210,000, and 1,290,000, respectively, of the outstanding options were exercisable. As of December 31, 2005, 2004, and 2003, the weighted average exercise price of exercisable options was $16.93, $16.48, and $16.18, respectively.

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

	2005	2004	2003
Range of risk free interest rates	4.07%	4.26% to 4.44%	3.55% to 4.05%
Expected dividend yield	4.33%	5.10%	6.75%
Volatility factor of the expected market price of the Company’s common stock	0.142	0.144	0.168
Expected life of options	8.50 years	8.57 years	7.66 years

For 2005, 2004, and 2003, the estimated weighted-average grant-date fair value of options granted was $2.36 per option, $1.62 per option, and $0.81 per option, respectively. The Company assumed lives of five to ten years and risk-free interest rates equal to the Five or Ten-Year U.S. Treasury rates on the date the options were granted depending on option terms. In addition, the expected stock price volatility and dividends rates were estimated based upon historical experience from the date of the Company’s merger with Commercial Assets in August 2000 and ending on the date the options were granted.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except for per share data):

	2005	2004	2003
Net income available to common stockholders, as reported	$10,303	$8,674	$8,818
Add: Stock-based employee compensation expense included in reported net income
Restricted stock awards	454	474	309
HPS awards	703	667	235
Correction of previously amortized HPS awards	(304)	—	—
Stock options	56	30	8
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards
Restricted stock awards	(454)	(474)	(309)
High Performance Shares	(703)	(667)	(235)
Correction of previously amortized HPS awards	304	—	—
Stock options	(56)	(49)	(48)
Add: Additional minority interest in Operating Partnership	—	2	4

Pro forma net income	$10,303	$8,657	$8,782

Basic earnings per common share:
Reported	$1.42	$1.24	$1.28
Pro forma	$1.42	$1.23	$1.28
Diluted earnings per common share:
Reported	$1.35	$1.19	$1.24
Pro Forma	$1.35	$1.19	$1.24

The Company also grants restricted stock awards as part of its equity compensation plan. For the years ended December 31, 2005, 2004 and 2003, the Company granted restricted stock awards which vest with the passage of time (see Note I) with weighted average fair values per share of $23.05, $19.57 and $14.65, respectively. In addition, for the years ended December 31, 2005, 2004 and 2003, the Company granted performance-based restricted stock awards (see Note I) with weighted average fair values per share of $8.99, $10.91 and $12.28, respectively. These awards are amortized to compensation expense over the applicable vesting period (3 to 5 years).

L.	Savings Plan

The Company has a 401(k) defined-contribution employee savings plan, which provides substantially all employees the opportunity to accumulate funds for retirement. The Company may, at its discretion, match a portion of the contributions from participating employees. During 2005, 2004, and 2003, the Company matched $46,000, $33,000, and $32,000, respectively, of employee contributions. The Company’s match vests as follows:

Years of Service	Vested Interest
1	0%
2	30%
3	60%
4	100%

M.	Discontinued Operations

The Company reports as discontinued operations real estate assets held for sale (as defined by SFAS 144) and real estate assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the consolidated statements of income under the heading “discontinued operations.” The results of operations and gain/loss recognized on long-lived assets classified as discontinued operations are included in the Rental Property segment in Note H.

During the year ended December 31, 2004, the Company sold a mini-storage property in Arizona. The results of operations of this mini-storage property before the sale and the $23,000 related gain on sale were included in discontinued operations for the years ended December 31, 2004 and 2003.

In addition, during the year ended December 31, 2004, the Company sold a land lease community located in Arizona with 17 home sites which had been classified as held for sale by the Company in 2003. The Company recognized an impairment loss of approximately $151,000 in 2003 as a result of the reclassification of this property as held-for-sale. The results of operations of this community before the sale and the related $20,000 gain on sale were included within discontinued operations for the years ended December 31, 2004 and 2003.

During the year ended December 31, 2003, the Company sold a land lease community in Pennsylvania with 28 home sites. The results of operations of this community before the sale and the $83,000 related loss on sale were included in discontinued operations for the year ended December 31, 2003.

The following is a summary of the components of income from discontinued operations for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Discontinued Property Operations
Rental and other property revenues	$—	$187	$366
Interest and other income	—	3	4
Property operating expenses	—	(101)	(176)
Interest expense	—	(56)	(72)
Depreciation	—	(9)	(19)

Income from discontinued operations before loss on disposition of discontinued operations	—	24	103
Income (loss) on disposition of discontinued operations	—	43	(83)
Impairment of real estate assets	—	—	(151)

Income (loss) from discontinued operations before minority interest	—	67	(131)
Minority interest benefit (expense) attributed to discontinued operations	—	(8)	16

Income (loss) from discontinued operations, net of minority interest	$—	$59	$(115)

N.	Recent Accounting Developments

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

In December 2004, the FASB issued SFAS No. 123R (Revised 2004), Share-Based Payments. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements based on the fair value of the equity or liability instruments issued. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS 123. Under FAS 123, the Company used the Black- Scholes-Merton formula to estimate the fair value of stock options granted to employees. The Company adopted SFAS No. 123(R), using the modified-prospective method, beginning January 1, 2006. The Company does not expect the adoption of SFAS No. 123(R) to have a material impact on its financial condition or results of operations.

O.	Transactions with Related Parties

In previous years, the Company had provided loans to its executive officers in an amount equal to the total cash required to purchase common stock in the Company at the then prevailing market prices. These loans had a 10-year maturity, were 25% recourse to the executive officers, bore interest at 7.5% and were secured by the stock acquired with the proceeds from the loan. One such loan was fully repaid in 2002. As of December 31, 2005, the two remaining loans made to officers secured by Common Stock were repaid in full, and principal and interest payments made on these obligations during the years ended December 31, 2005, 2004, and 2003 were $767,000, $110,000, and $112,000, respectively and no amounts were outstanding at December 31, 2005. In compliance with current regulations, the Company has not provided or modified loans to executive officers since January 2, 2001.

P.	Selected Quarterly Financial Data (Unaudited)

Presented below is selected quarterly financial data for 2005 and 2004 (in thousands, except per share data).

	2005 Quarters
	Fourth(a)	Third	Second	First
Rental and other property revenues	$8,051	$8,007	$7,820	$8,036
Income from rental property operations	3,862	3,977	4,008	4,416
Home sales revenue	16,782	13,676	12,171	8,821
Income from home sales operations	2,240	1,612	1,190	598
Net income	3,561	2,920	2,566	2,903
Preferred stock dividends	485	484	484	194
Net income attributable to common stockholders	3,076	2,436	2,082	2,709
Basic earnings per share	$0.42	$0.33	$0.29	$0.38
Diluted earnings per share	$0.40	$0.32	$0.27	$0.36
Weighted average common shares outstanding	7,341	7,331	7,256	7,122
Weighted average common shares and common shares equivalents outstanding	7,722	7,706	7,598	7,548

	2004 Quarters
	Fourth	Third	Second	First
Rental and other property revenues	$7,413	$7,260	$7,177	$7,371
Income from rental property operations	3,528	3,768	3,713	3,848
Home sales revenue	12,871	8,495	9,714	9,280
Income from home sales operations	1,645	467	890	818
Net income	2,509	1,704	2,087	2,374
Basic earnings per share	$0.35	$0.24	$0.30	$0.34
Diluted earnings per share	$0.34	$0.23	$0.29	$0.33
Weighted average common shares outstanding	7,089	7,050	6,971	6,938
Weighted average common shares and common shares equivalents outstanding	7,402	7,297	7,236	7,301

(a)	The Company recorded a tax benefit during the quarter as a result of a contingent tax liability being reversed in the quarter. The contingent liability was recorded in 2001 as result of the Company utilizing a provision of the Taxpayer Relief Act of 1997 that allowed a one-time election to treat assets as having been sold for tax purposes in a deemed sale as of January 1, 2001 for fair value of those assets.

Q.	Subsequent events

The Company’s common stock dividend is set quarterly and is subject to change or elimination at any time. On February 2, 2006, the Board of Directors declared a quarterly cash dividend of $0.25 per common share for the quarter ended December 31, 2005, payable on February 28, 2006, to stockholders of record on February 16, 2006.

The Company’s preferred stock dividend is set quarterly. On February 2, 2006, the Board of Directors declared a quarterly cash dividend of $0.4844 per share of Class A Preferred Stock for the quarter ended December 31, 2005, payable on February 28, 2006, to stockholders of record on February 16, 2006.

On February 2, 2006, the Board of Directors awarded approximately 234,300 stock options to members of management. The stock options were issued at the fair value on the date of issuance and vest over periods between 4 and 5 years from the date of grant.

On February 2, 2006, the Board of Directors awarded approximately 17,700 shares of restricted stock to members of management. The restricted stock was issued at the fair value of the common stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to a risk of forfeiture within the vesting period. The restricted stock issued vests equally over four years.

On February 2, 2006, the Board of Directors made a grant of performance based restricted stock totaling 65,000 shares to members of senior management whereby the Company issued restricted common stock (the “HPS shares”) under the terms of the 1998 Stock Incentive Plan. The HPS shares vest based upon the extent, if any, that the total return realized by stockholders exceeds the ten-year average total return of the Equity REIT Index, as reported by the National Association of Real Estate Investment Trusts. Vesting is achieved ratably on the final valuation date to the extent that excess value has been realized. In order for management to earn vesting in all of the HPS shares for a given final valuation date, the actual total return to stockholders for the three-year period is required to exceed the Equity REIT Index total return by 5 percentage points. The 65,000 HPS shares granted have a final measurement date of December 31, 2008.

On January 17, 2006, the Company extended the maturity of the term loan with a total commitment of $11,000,000 to April 30, 2006. The balance outstanding under the loan at December 31, 2005 was $4,700,000. No other terms or conditions of the loan were modified.

On January 10, 2006, the Company issued an $11,500,000 non-recourse mortgage note payable and modified an existing $4,500,000 note payable, resulting in a restated $16,000,000 note payable with a fixed rate of 6.02% maturing on February 1, 2016. The proceeds were used to continue development of our residential land lease communities and for general corporate purposes.

In January and February 2006, the Company entered into various loan commitments with a lender totaling approximately $32,115,000 with expiration dates in 2006. In the event that the lender is prepared to lend and the Company refuses to complete the transaction, the Company is obligated to pay $667,000 as a commitment fee to the lender.

On February 27, 2006, the Company issued a $4,489,000 thirteen-year, non-recourse mortgage note payable with a fixed rate of 6.05% and modified an existing $4,036,000 note, resulting in a restated $8,525,000 note payable with a blended fixed rate of 6.32% maturing on February 28, 2019. The proceeds were used to continue the development of the Company’s residential land lease communities and for general corporate purposes.

On February 27, 2006, the Company issued a $3,093,000 fourteen-year, non-recourse mortgage note payable with a fixed rate of 5.92% and modified an existing $6,177,000 note, resulting in a restated $9,270,000 note payable with a blended fixed rate of 6.76% maturing on February 29, 2020. The proceeds were used to continue the development of the Company’s residential land lease communities and for general corporate purposes.

AMERICAN LAND LEASE INC. AND SUBSIDIARIES

SCHEDULE III

Real Estate and Accumulated Depreciation

December 31, 2005

(In Thousands Except Site Data)

					Initial Cost			December 31, 2005
Property Name	Date Acquired	Location	Year Developed	Number Of Sites	Land	Buildings and Improvements	Cost Capitalized Subsequent Acquisition	Land	Total Cost Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Blue Heron Pines	2000	Punta Gorda, FL	1983/1999	385	$3,026	$2,356	$11,319	$3,169	$13,532	$16,701	$(570)	$16,131	$10,750
Blue Star(1)	1999	Apache Junction, AZ	1955	151	453	1,029	55	453	1,084	1,537	(166)	1,371	—
Brentwood(1)	2000	Hudson, FL	1984	191	446	1,037	2,852	446	3,889	4,335	(207)	4,128	—
Brentwood West	1998	Mesa, AZ	1972/1987	350	1,050	12,768	1,172	1,050	13,940	14,990	(2,572)	12,418	10,529
Casa Commercial	2000	Mesa, AZ	—	—	304	6	9	304	15	319	(2)	317	—
Casa Encanta	2000	Mesa, AZ	1970	214	283	1,050	3,610	283	4,660	4, 943	—	4,943	—
Cypress Greens	2000	Lakeland, FL	1986	258	216	1,649	4,276	2,031	4,110	6,141	(240)	5,901	5,250
Desert Harbor	2000	Apache Junction, AZ	1997	206	952	3,980	1,854	957	5,829	6,786	(463)	6,323	5,850
Fiesta Village	2000	Mesa, AZ	1962	172	2,698	4,034	1,856	2,698	5,890	8,588	(403)	8,185	2,752
Forest View	2000	Homosassa, FL	1987/1997	304	927	1,950	3,849	1,320	5,406	6,726	(696)	6,030	3,595
Gulfstream Harbor I	1998	Orlando, FL	1980	432	1,740	11,793	2,180	1,982	13,731	15,713	(2,263)	13,450	22,282
Gulfstream Harbor II	1998	Orlando, FL	1988	344	924	9,183	648	924	9,831	10,755	(1,779)	8,976	—
Gulfstream Harbor III	1998	Orlando, FL	1984	285	858	7,952	1,796	858	9,748	10,606	(1,575)	9,031	—
La Casa Blanca	2000	Apache Junction, AZ	1993	198	534	6,080	422	534	6,502	7,036	(696)	6,340	3,257
Lakeshore Villas	2000	Tampa, FL	1972	281	762	6,081	1,489	2,078	6,254	8,332	(689)	7,643	6,160
Lost Dutchman(1)	1999	Apache Junction, AZ	1971/1979/1999	242	777	4,885	1,166	777	6,051	6,828	(755)	6,073	—
Mullica Woods	1998	Egg Harbor City, NJ	1985	90	270	3,399	742	270	4,141	4,411	(737)	3,674	2,268
Park Royale	2000	Pinellas Park, FL	1971	309	927	5,221	1,561	1,029	6,680	7,709	(1,287)	6,422	5,926
Pleasant Living	1997	Riverview, FL	1979	245	726	5,079	455	726	5,534	6,260	(1,151)	5,109	2,410
Rancho Mirage	2000	Apache Junction, AZ	1994	312	837	9,924	907	837	10,831	11,668	(1,135)	10,533	5,311
Riverside	2000	Ruskin, FL	1984	937	3,202	8,167	24,218	5,738	29,849	35,587	(1,335)	34,252	4,500
Royal Palm	2000	Haines City, FL	1971	387	1,244	2,874	4,236	1,393	6,961	8,354	(378)	7,976	3,805
Savanna Club(2)	2000	Port St. Lucie, FL	1999	1,067	6,945	4,643	38,032	11,374	38,246	49,620	(1,449)	48,171	32,080
Sebastian Beach	2005	Micco, FL	2005	533	15,591	—	5,062	15,596	5,057	20,653	—	20,653	—
Serendipity	1998	Ft. Myers, FL	1971/1974	338	1,014	7,635	821	1,014	8,456	9,470	(1,532)	7,938	6,298
Stonebrook	2000	Homosassa, FL	1987/1997	211	654	1,483	2,854	854	4,137	4,991	(510)	4,481	3,471
Sun Valley	1999	Apache Junction, AZ	1984	268	804	5,644	156	804	5,800	6,604	(868)	5,736	5,731
Sun Valley	1997	Tarpon Springs, FL	1972	261	783	5,974	330	783	6,304	7,087	(1,388)	5,699	5,405
Sunlake	2000	Grand Island, FL	1980	395	1,712	6,522	4,435	1,927	10,742	12,669	(1,038)	11,631	4,026
Woodlands(1)	2003	Groveland, FL	1979	292	2,231	2,721	3,443	2,377	6,018	8,395	(130)	8,265	—

				9,658	$52,890	$145,119	$125,805	$64,586	$259,228	$323,814	$(26,014)	$297,800	$151,656

(1)	These properties secure the Company’s line of credit.

(2)	Phase VIII of this property secures the Company’s line of credit. The assets of this phase has a net book value of approximately $6,286,000 as of December 31, 2005 and contains 195 home sites. The remaining phases of this property secure a fixed rate long-term mortgage and the phases have a net book value of approximately $41,884,000 as of December 31, 2005.

AMERICAN LAND LEASE, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Real Estate
Balance at beginning of year	$271,671	$246,190	$224,442
Additions during the year:
Real estate acquisitions	15,822	921	5,811
Capital Replacements(1)	790	692	668
Hurricane Capital Replacements	765	241	—
Development	34,825	25,780	16,673
Dispositions	(59)	(2,153)	(1,404)

Balance at end of year	$323,814	$271,671	$246,190

Accumulated Depreciation
Balance at beginning of year	$(22,803)	$(20,112)	$(17,818)
Additions during the year:
Depreciation(2)	(3,270)	(2,777)	(2,510)
Dispositions	59	86	216

Balance at end of year	$(26,014)	$(22,803)	$(20,112)

(1)	Capital replacements in the above schedule are specifically related to assets such as buildings, building improvements and land improvements that are classified as Real Estate assets on the consolidated balance sheet. In addition to the capital replacements of real estate assets, the Company also replaces personal property (such as furniture & fixtures, machinery & equipment, and computers) used in the operations of the Company’s real estate assets. In 2005, 2004, and 2003, the Company incurred $444,000, $314,000, and $198,000, respectively, to replace personal property in the operations of its real estate assets.

(2)	Depreciation in the above schedule is specifically related to assets such as buildings, building improvements and land improvements that are classified as Real Estate assets on the consolidated balance sheet. In addition to the depreciation of real estate assets, the Company also depreciates personal property (such as furniture & fixtures, machinery & equipment, and computers) used in the operations of the Company’s real estate assets. In 2004, 2003, and 2002, the Company recorded depreciation expense of $286,000, $177,000, and $160,000, respectively, related to the personal property in the operations of its real estate assets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LAND LEASE, INC. (Registrant)

Date: March 10, 2006	By	/s/ TERRY CONSIDINE
Terry Considine
Chairman and Chief Executive Officer

Date: March 10, 2006	By	/s/ ROBERT G. BLATZ
Robert G. Blatz
President and Chief Operating Officer

Date: March 10, 2006	By	/s/ SHANNON E. SMITH
Shannon E. Smith
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ THOMAS L. RHODES Thomas L. Rhodes	Director and Vice Chairman	March 10, 2006

/s/ BRUCE D. BENSON Bruce D. Benson	Director	March 10, 2006

/s/ BRUCE E. MOORE Bruce E. Moore	Director	March 10, 2006

/s/ TODD W. SHEETS Todd W. Sheets	Director	March 10, 2006

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of February 17, 2005, by and among the Registrant, Asset Investors Operating Partnership, L.P., and Raymond James & Associates, Inc. as representatives for the Underwriters named therein (incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, dated February 17, 2005 and filed on February 22, 2005).

2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of June 2, 2000, by and between the Registrant and Commercial Assets, Inc. (incorporated herein by reference to Annex A to the Registrant’s Joint Proxy Statement/Prospectus, dated June 13, 2000 and filed on June 13, 2000).

3.1	Third Amended and Restated Certificate of Incorporation of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated May 4, 2005 and filed on May 4, 2005).

3.2	Fourth Amended and Restated By-laws of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8K, dated April 4, 2005 and filed on April 5, 2005).

4.1	Waiver regarding stock ownership restrictions between the Registrant and Terry Considine, dated August 11, 2000 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, dated April 2, 2001, and filed on April 2, 2001).

4.2	Waiver regarding stock ownership restrictions between the Registrant and Asset Investors Operating Partnership, L.P., dated August 11, 2000 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, dated April 2, 2001 and filed on April 2, 2001).

4.3	Certificate of Designations for 7.75% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, dated February 17, 2005 and filed on February 22, 2005).

4.4	Form of Stock Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, dated February 17, 2005 and filed on February 22, 2005).

10.1	Agreement of Limited Partnership of Asset Investors Operating Partnership, L.P., dated as of April 30, 1997.

10.2	Amendment to the Agreement of Limited Partnership of Asset Investors Operating Partnership, L.P., dated as of April 1, 2000.

10.3	Second Amendment to the Agreement of Limited Partnership of Asset Investors Operating Partnership, L.P., dated as of May 3, 2002.

10.4	Third Amendment to the Agreement of Limited Partnership of Asset Investors Operating Partnership, L.P., dated as of February 23, 2005.

10.5	Form of Indemnification Agreement between the Registrant and each Director of the Registrant (incorporated herein by reference to Appendix A to the Proxy Statement of the Registrant, and dated May 18, 1987).

10.6	1998 Stock Incentive Plan of the Registrant (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Registrant for the quarter ended June 30, 1998, and filed on August 14, 1998).

10.7	Form of Assignment and Assumption of Membership Interest (incorporated herein by reference to Exhibit 10.11(c) to the Registrant’s Current Report on Form 8-K, dated August 13, 1999, and filed on August 30, 1999).

Exhibit No.	Description
10.8	Loan and Security Agreement, dated July 31, 2003, by and between Wachovia Bank, N.A., and Asset Investors Operating Partnership, L.P., Community Savanna Club Joint Venture, AIOP Lost Dutchman Notes, L.L.C., and Community Brentwood Joint Ventured (incorporated herein by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q, dated September 30, 2003 and filed on November 13, 2003).

10.9	Loan and Security Agreement, dated December 13, 2004, by and among Wachovia Bank, N.A., and Asset Investors Operating Partnership, L.P., Community Savanna Club Joint Venture, AIOP Lost Dutchman Notes, L.L.C., Woodlands Church Lake, L.L.C. and Community Brentwood Joint Venture, (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K, dated December 31, 2004 and filed on March 15, 2005).

10.10	Promissory Note, dated February 4, 2005, between Wachovia Bank, N. A., and Crystal Bay (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, dated February 4, 2005 and filed on February 9, 2005).

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1	List of Subsidiaries

23.1	Consent of Independent Auditors - Ernst & Young LLP.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of COO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of COO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.3	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

*	Management contract or compensatory plan or arrangement.