Form 10-Q
period 2006-03-31
AMERICAN LAND LEASE INC
filed 2006-05-10
CIK 804138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2006, approximately 7,712,000 shares of common stock, par value $.01 per share, were outstanding.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

(i)

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Real estate, net of accumulated depreciation of $26,887 and $26,014, respectively, including real estate under development of $87,068 and $78,416, respectively	$319,418	$297,800
Cash and cash equivalents	8,384	1,795
Inventory	20,654	18,759
Other assets, net	12,883	11,335

Total Assets	$361,339	$329,689

LIABILITIES
Secured long-term notes payable	$185,015	$151,656
Secured short-term financing	16,742	19,669
Accounts payable and accrued liabilities	12,057	12,510

	213,814	183,835

MINORITY INTEREST IN OPERATING PARTNERSHIP	16,137	15,945

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 3,000 shares authorized; 1,000 and 1,000 shares issued and outstanding, respectively	25,000	25,000
Common stock, par value $.01 per share; 12,000 shares authorized; 9,173 and 9,346 shares issued, respectively; 7,447 and 7,620 shares outstanding (excluding treasury stock), respectively	92	93
Additional paid-in capital	287,206	288,224
Deferred compensation re restricted stock	—	(1,651)
Dividends in excess of accumulated earnings	(154,298)	(155,145)
Treasury stock, 1,726 and 1,726 shares at cost, respectively	(26,612)	(26,612)

	131,388	129,909

Total Liabilities and Stockholders’ Equity	$361,339	$329,689

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
RENTAL PROPERTY OPERATIONS
Rental and other property revenues	$8,311	$7,637
Golf course operating revenues	470	399

Total property operating revenues	8,781	8,036
Property operating expenses	(2,943)	(2,592)
Recovery of expenses from casualty events	—	140
Golf course operating expenses	(365)	(327)

Total property operating expenses	(3,308)	(2,779)
Depreciation	(997)	(841)

Income from rental property operations	4,476	4,416

SALES OPERATIONS
Home sales revenue	13,496	8,821
Cost of home sales	(9,044)	(6,014)

Gross profit on home sales	4,452	2,807

Commissions earned on brokered sales	159	163
Commissions paid on brokered sales	(82)	(87)

Gross profit on brokered sales	77	76

Selling and marketing expenses	(2,800)	(2,285)

Income from sales operations	1,729	598

General and administrative expenses	(891)	(429)
Interest and other income	53	12
Casualty gain	—	237
Interest expense	(1,624)	(1,533)

Income before minority interest in Operating Partnership	3,743	3,301
Minority interest in Operating Partnership	(441)	(398)

Net income	3,302	2,903
Cumulative preferred stock dividends	(484)	(194)

Net income available to common stockholders	$2,818	$2,709

Basic earnings per common share	$0.38	$0.38

Diluted earnings per common share	$0.36	$0.36

Weighted average common shares outstanding	7,423	7,122

Weighted average common shares and common share equivalents outstanding	7,880	7,548

Dividends paid per common share	$0.25	$0.25

See Notes to Condensed Consolidated Financial Statement

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Deferred Compensation on Restricted Stock	Dividends In Excess of Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES – DECEMBER 31, 2005	1,000	$25,000	9,346	$93	$288,224	$(1,651)	$(155,145)	$(26,612)	$129,909

Exercise of options	—	—	18	—	259	—	—	—	259
Vesting of restricted stock	—	—	32	1	(1)	—	—	—	—
Equity compensation granted to the Board of Directors	—	—	5	—	140	—	—	—	140
Stock-based compensation	—	—	—	—	233	—	—	—	233
SFAS 123R Adjustment	—	—	(228)	(2)	(1,649)	1,651	—	—	—
Net income	—	—	—	—	—	—	3,302	—	3,302
Dividends paid – common stock	—	—	—	—	—	—	(1,971)	—	(1,971)
Dividends paid – preferred stock	—	—	—	—	—	—	(484)	—	(484)

BALANCES – MARCH 31, 2006	1,000	$25,000	9,173	$92	$287,206	$—	$(154,298)	$(26,612)	$131,388

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,302	$2,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,318	1,287
Revenue recognized related to acquired lease obligations	8	10
Stock-based compensation	263	8
Minority interest in Operating Partnership	441	398
Casualty gain	—	(237)
Increase in inventory	(1,895)	(2,933)
Net increase in operating assets and liabilities	(1,494)	(29)

Net cash provided by operating activities	1,943	1,407

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from casualty gain	—	237
Purchase of real estate	(11,166)	(15,700)
Additions to real estate, including development	(8,734)	(5,858)
Capitalized interest	(1,626)	(1,217)
Hurricane capital replacements	—	(254)
Capital replacements	(753)	(206)
Additions to fixed assets for taxable subsidiaries classified as other assets	(287)	(164)
Proceeds from notes receivable	8	3

Net cash used in investing activities	(22,558)	(23,159)

CASH FLOWS FROM FINANCING ACTIVITIES
(Principal payments on) proceeds from secured short-term financing	(2,927)	1,192
Proceeds from secured long-term notes payable borrowings	34,248	—
Principal payments on secured long-term notes payable	(889)	(809)
Payments of deferred financing costs	(771)	(133)
Payments to escrow funds	(125)	(211)
Collections of escrowed funds	113	21
Stock issuance costs	—	(21)
Collections of notes receivable on common stock purchases	—	311
Proceeds from stock options exercised	259	1
Proceeds from issuance of preferred stock	—	23,907
Dividends previously accounted for as compensation expense	—	(363)
Payments of common stock dividends	(1,971)	(1,852)
Payments of preferred stock dividends	(484)	—
Payments of OP Unit distributions	(249)	(241)

Net cash provided by financing activities	27,204	21,802

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,589	50
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,795	820

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,384	$870

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid, if any, to holders of our common stock. After holding OP Units for one year, limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption by exchanging shares of our common stock in lieu of cash. At March 31, 2006 the Operating Partnership had 993,000 OP Units outstanding, excluding those owned by ANL, and ANL owned 88% of the Operating Partnership.

As of March 31, 2006, based on total home sites, 76% of the Company’s portfolio of residential land lease communities is located in Florida, 23% in Arizona and 1% in New Jersey.

B. Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP.

For further information, refer to the statements and notes thereto included in ANL’s Annual Report on Form 10-K for the year ended December 31, 2005.

C. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of ANL, the Operating Partnership and all majority owned subsidiaries. The minority interest in the Operating Partnership represents the OP Units that are redeemable at the option of the holder. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the estimated remaining expected terms of the associated leases (including fixed rate renewal periods for below market leases). Amortization expense is recorded over the expected remaining terms of the associated leases for the values associated with avoided leasing commissions, other costs that were incurred to execute leases and the value associated with lost rents during the absorption period. If a resident vacates a home site prior to the effective term of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.

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

Development and Other Capital Expenditure Activities

Significant renovations and improvements that improve or extend the useful life of an asset are capitalized and depreciated over the remaining life. In addition, the Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the development of additional home sites within its residential land lease communities. Maintenance, repairs and minor improvements are expensed as incurred. Interest incurred relating to the development of communities is capitalized during the active development period. The Company’s strategy is to master plan, develop, and build substantially all of the home sites in its communities. Accordingly, substantially all projects, excluding finished lots where the home is available for occupancy, are undergoing active development. For the three months ended March 31, 2006 and 2005, capitalized interest was approximately $1,626,000 and $1,217,000, respectively.

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

Inventory

The Company, through a taxable subsidiary corporation, maintains an inventory of manufactured homes situated within its residential land lease communities. Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required that could have a significant impact on the Company’s results of operations and cash flows. As of March 31, 2006, $3,035,000 of the Company’s total inventory investment of $20,654,000 was older than one year. For the three months ended March 31, 2006 and 2005, we recorded charges of approximately $138,000 and $73,000, respectively, to write carrying amounts down to market value.

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

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. Advertising expenses for the three months ended March 31, 2006, and 2005 were $643,000, and $631,000, respectively, and are included within golf course operating expenses and selling and marketing expenses in the consolidated statements of income.

Income Taxes

ANL has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, ANL must meet a number of organizational and operational requirements, including income, asset, and stockholder requirements, and a requirement that, in general, it must distribute currently at least 90% of its adjusted taxable income to its stockholders. It is management’s current intention to adhere to these requirements and maintain ANL’s REIT status. As a REIT, ANL generally will not be subject to corporate level federal income tax on taxable income that it distributes currently to its stockholders, by virtue of a deduction for dividends paid. If ANL fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and, unless entitled to relief under certain statutory provisions, may not be able to qualify as a REIT for four subsequent taxable years. Even if ANL qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes and penalties, including taxes on ANL’s undistributed taxable income. In addition, taxable income from non-REIT activities conducted through taxable subsidiaries of ANL is subject to federal, state, and local income taxes.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share for the three months ended March 31, 2006, and 2005 reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 457,000 and 426,000 shares, respectively, without regard to vesting restrictions on options. For the three months ended March 31, 2006 and 2005, there were no potential shares of stock excluded from dilutive earnings per share as all unexercised stock options, both vested and unvested, and unvested restricted stock would be dilutive.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. In 2005, the Company used the Black-Scholes-Merton formula to estimate the fair value of stock options and a barrier option model to estimate the fair value of market-based restricted stock granted to employees. The Company adopted SFAS No. 123(R), using the modified-prospective transition method, effective January 1, 2006. Based on the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”), the Company did not have a material cumulative effect related to the adoption of SFAS No. 123(R). The Company elected to continue to estimate the fair value of stock options and market-based restricted stock using the Black-Scholes-Merton formula and a barrier option model, respectively. In the first quarter of 2006, the adoption of SFAS No. 123(R) did not have a material impact on first quarter stock-based compensation expense. Further, the adoption of SFAS No. 123(R) will not have a material impact on the Company’s future stock-based compensation expense.

Treasury Stock

On October 17, 2000, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding common stock. The timing of stock purchases is at the discretion of management. No shares were repurchased for the three months ended March 31, 2006, and 2005. The Company has repurchased 576,613 shares as of March 31, 2006 pursuant to this authorization.

Depreciation of Personal Property

Depreciation of personal property is reported in property operating expenses, golf operating expenses, selling and marketing expenses, or general and administrative expenses, based upon the use of the associated asset. For the three months ended March 31, 2006 and 2005, the Company recorded depreciation expense relating to personal property of $129,000, and $106,000, respectively. Depreciation is computed using the straight-line method over an estimated useful life of 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Statements of Cash Flows

The Company considers cash maintained in bank accounts, money market funds and highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents.

Non-cash investing and financing activities for the period ended March 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Issuance of Common Stock for:
Services by Directors	$140	$120
Real estate acquired:
By assumption of below market leases	$864	$—
By issuance of OP Units	$—	$265

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

Fair Value of Financial Instruments

The aggregate fair value of cash and cash equivalents, receivables, payables and secured short-term financing as of March 31, 2006 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of variable rate secured long-term notes payable approximates their carrying value. For the Company’s fixed rate secured long-term notes payable, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the calculated estimates of fair value cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of the Company’s secured long-term notes payable was $188,375,000 and $159,048,000 at March 31, 2006 and December 31, 2005, respectively, as compared to the carrying value of $185,015,000 and $151,656,000 at March 31, 2006 and December 31, 2005, respectively.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

D. Real Estate

Real estate at March 31, 2006 and December 31, 2005 is as follows (in thousands):

	March 31, 2006	December 31, 2005
Land	$69,249	$64,586
Land improvements and buildings	277,056	259,228

	346,305	323,814
Less accumulated depreciation	(26,887)	(26,014)

Real estate, net	$319,418	$297,800

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

During the three months ended March 31, 2006, the Company acquired a 314 home site community in Bullhead City, Arizona, in a cash transaction for a total consideration of $11,111,000. In addition to the cash consideration, approximately $864,000 was allocated to the liability for below-market leases, which is included in accounts payable and accrued liabilities and is amortized over the periods of the acquired leases including estimated renewal periods. The community is situated on 56 acres and contains 205 occupied home sites and an additional 109 fully developed home sites ready for immediate occupancy.

During the three months ended March 31, 2006, the Company acquired an individual home site at one community where residents own certain home sites located within the community. The total cost was $55,000.

During the three months ended March 31, 2005, the Company acquired a 260-acre tract of land in Micco, Florida, south of Melbourne, in a cash transaction for a total consideration of $15,700,000 for a new senior community of approximately 533 home sites.

During the three months ended March 31, 2005, one of the Company’s communities was subject to an earn-out agreement. Based on the terms of the earn-out agreement, the Company distributed $265,000 during the three months ended March 31, 2005. The total cost was funded by the issuance of OP Units. The earn-out agreement was paid in full in 2005.

E. Casualty Events

In August and September 2004, several of the Company’s properties were impacted by the four hurricanes that traversed central Florida. Hurricanes Charley, Frances, Ivan and Jeanne damaged community amenities and resident homes. At December 31, 2004, the Company recorded $97,000 as a receivable from its insurer and had additional claims with its insurer related to recoveries of damages caused during the hurricanes in 2004 that were not included in the accounts of the Company. During the three months ended March 31, 2005, the Company was successful in obtaining $524,000 in additional proceeds from its insurers related to the 2004 hurricanes. During the three months ended March 31, 2005, the proceeds were accounted for as a casualty gain of approximately $237,000 and reimbursements of residual hurricane expenses of approximately $190,000, resulting in net recoveries of approximately $140,000. The Company’s insurance claims were closed in 2005.

F. Secured Long-Term Notes Payable

The following table summarizes the Company’s secured long-term notes payable (in thousands):

	March 31, 2006	December 31, 2005
Fixed rate, ranging from 6.94% to 8.20%, fully amortizing, non-recourse notes maturing at various dates from 2018 through 2020	$25,979	$62,563
Fixed rate, ranging from 5.48% to 7.75%, partially amortizing, non-recourse notes maturing at various dates from 2007 through 2019	154,591	74,078
Variable rate, at 90 day LIBOR plus 250 basis points, non-recourse notes maturing in 2013	4,445	15,015

	$185,015	$151,656

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

On March 14, 2006, the Company issued an $8,052,000 thirteen-year, non-recourse mortgage note payable with a fixed rate of 5.90% and modified an existing $21,999,000 note, resulting in a restated $30,051,000 note payable with a blended fixed rate of 6.39% maturing on March 31, 2019.

On March 14, 2006, the Company issued a $3,989,000 thirteen-year, non-recourse mortgage note payable with a fixed rate of 5.89% and modified an existing $6,236,000 note, resulting in a restated $10,225,000 note payable with a blended fixed rate of 6.56% maturing on March 31, 2019.

On March 14, 2006, the Company issued a $3,125,000 thirteen-year, non-recourse mortgage note payable with a fixed rate of 5.89% and modified an existing $3,570,000 note, resulting in a restated $6,695,000 note payable with a blended fixed rate of 6.46% maturing on March 31, 2019.

G. Secured Short-Term Financing

The Company has a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at thirty-day LIBOR plus 200 basis points (6.75% at March 31, 2006). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco Counties, Florida and Maricopa County, Arizona with a net book value of $35,100,000. The revolving line of credit matures in December 2006. At March 31, 2006, $0 was outstanding and $16,000,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. The financial covenants of the line of credit require the Company to maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to pro forma annual debt service obligations (as defined by the lender) of not less than 1.0 to 1.0 on properties securing the line of credit, to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of 2.0 to 1.0, among others. Based upon the application of these covenants, as of March 31, 2006, $15,183,000 was available to the Company. The Company was in compliance with all financial covenant requirements at March 31, 2006.

The Company has a term loan with a bank with a total commitment of $11,000,000 that bears interest at thirty-day LIBOR plus 200 basis points (6.75% at March 31, 2006). The loan is secured by real property and improvements located in Brevard County, Florida with a net book value of approximately $22,582,000. At March 31, 2006, $100,000 was outstanding under the term loan.

The Company has a floor plan line of credit with a floor plan lender providing a committed credit facility of $25,000,000 with a variable interest rate linked to the prime rate and spreads varying from 0.5% to 3.5%, depending on the manufacturer and age of the inventory. Individual advances mature between 360 days and 720 days based on the aging of the Company’s inventory. The floor plan facility is partially recourse to the Company and at March 31, 2006, 10% or $2,500,000 of the outstanding balance under the floor plan was recourse to the Company. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $19,122,000. At March 31, 2006, $16,642,000 was outstanding, of which $2,500,000 was recourse to the Company. Approximately $8,358,000 was available under the floor plan credit facility.

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

In the ordinary course of business, the Company has entered into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of residential land lease communities. The unpaid balance of these contracts remaining at March 31, 2006 is approximately $15,098,000.

As of March 31, 2006, the Company’s outstanding purchase obligations with manufacturers of homes to be constructed in the Company’s communities totaled $3,977,000.

In connection with the acquisition of a residential land lease community, the Company entered into an earn-out agreement with respect to 142 unoccupied home sites. The Company advanced an additional $16,550 pursuant to the earn-out agreement for each newly occupied home site either in the form of cash or equivalent value OP Units, as determined by the seller. The Company issued $0 and $265,000 for the three months ended March 31, 2006 and March 31, 2005, respectively, in OP Units for newly occupied home sites that were recorded as real estate. The earn-out was paid in full in 2005.

I. Segment Reporting

The Company has two reportable segments: rental property (ownership of land leases, land development, investment acquisition and disposition) and home sales (sale of homes, both new and used, to be sited on land owned by the Company). The rental property segment consists of residential land lease communities that generate rental and other property related income through the leasing of land to residents that are unrelated to the Company. The home sales segment sells manufactured homes to customers that are unrelated to the Company. The homes sold by the home sales segment are situated on land within the Company’s portfolio of rental property. The customers of the home sales business become residents of the Company’s rental property segment coincident with the sale of a home, at which time the customer enters into a lease with the rental property segment. No revenues are generated from transactions with other segments and no single resident or customer contributed 10% or more of total revenues during the three months ended March 31, 2006 and 2005.

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

The revenues, profit (loss), and assets for each of the reportable segments are summarized in the following tables for the three months ended March 31, 2006 and March 31, 2005 (in thousands):

	Three months ended March 31, 2006
	Rental Property	Home Sales	Corporate, Interest & other	Total
Revenue	$8,781	$13,655	$—	$22,436

Home sales contribution margin	—	1,729	—	1,729
Rental property income before depreciation	5,473	—	—	5,473
Depreciation	(997)	—	—	(997)
General and administrative expenses	(348)	(541)	(2)	(891)
Interest expense	—	—	(1,624)	(1,624)
Interest and other income	—	—	53	53
Minority interest in earnings	—	—	(441)	(441)

Net income (loss)	$4,128	$1,188	$(2,014)	$3,302

Assets	$323,427	$27,217	$10,695	$361,339

Capital additions to:

Real estate	$21,526	$—	$—	$21,526
Capital replacements – real estate	664	—	—	664
Capital replacements – other assets	89	—	—	89
Other assets	195	48	44	287

Total	$22,474	$48	$44	$22,566

	Three months ended March 31, 2005
	Rental Property	Home Sales	Corporate, Interest & other	Total
Revenues	$8,036	$8,984	$—	$17,020

Home sales contribution margin	—	598	—	598
Rental property income before depreciation	5,257	—	—	5,257
Depreciation	(841)	—	—	(841)
General and administrative expenses	(202)	(226)	(1)	(429)
Interest expense	—	—	(1,533)	(1,533)
Interest and other income	—	—	12	12
Minority interest in earnings		—	(398)	(398)
Casualty gain	237	—	—	237

Net income (loss)	$4,451	$372	$(1,920)	$2,903

Assets	$273,080	$26,286	$1,546	$309,912

Capital additions to:
Real estate	$23,284	$—	$—	$23,284
Capital replacements – real estate	100	—	—	100
Capital replacements – other assets	106	—	—	106
Other assets	84	109	9	202

Total	$23,574	$109	$9	$23,692

J. Stock and Dividends

Common Stock Dividends

The Company’s common stock dividend is set quarterly by the Company’s Board of Directors and is subject to change or elimination at any time. The Company paid quarterly dividends on common stock of $0.25 per share totaling $1,971,000 and $1,852,000 for the three months ended March 31, 2006 and 2005, respectively.

Preferred Stock

On February 23, 2005 and March 2, 2005, the Company sold 900,000 and 100,000 shares, respectively, of newly created 7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) in a registered public offering generating net proceeds of approximately $23,898,000, net of offering costs of $1,102,000. The net proceeds from these issuances were used to repay indebtedness including amounts outstanding under a promissory note incurred on February 4, 2005 in connection with the acquisition of property in Micco, Florida and the Company’s revolving line of credit. Holders of the Series A Preferred Stock are entitled to receive quarterly dividend payments of $0.48 per share, equivalent to $1.94 per share on an annual basis, or 7.75% of the $25 per share liquidation preference. Series A Preferred Stock is senior to common stock as to dividends and liquidation. Upon the Company’s liquidation, dissolution or winding up, before payments of distributions are made to any holders of the Company’s common stock, the holders of the Series A Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends. Each share of Series A Preferred Stock is redeemable at the Company’s option beginning February 23, 2010 for cash in the amount of $25 per share, plus all accrued and unpaid dividends, if any, to the date fixed for redemption.

The Company’s preferred stock dividend is set quarterly by the Company’s Board of Directors and is subject to change or elimination at any time. The Company deducts cumulative paid and unpaid preferred stock dividends from net income to arrive at net income available to common stockholders. The Company deducted $484,000, and $194,000 for the three months ended March 31, 2006 and 2005, respectively, related to cumulative unpaid preferred stock dividends.

K. Stock Based Compensation

The Company’s Plan provides for the issuance of up to 3,000,000 shares of common stock in the form of qualified and non-qualified stock options, stock appreciation rights, limited stock appreciation rights, restricted stock and deferred stock to its directors, officers, employees and consultants. As of March 31, 2006, the Company has granted awards of stock options and restricted stock under the Plan. The exercise price for stock options may not be less than 100% of the fair value of the shares of common stock at the date of grant. Stock options generally vest ratably over 4 years and have 10-year contractual terms. All outstanding stock options are non-qualified stock options. Restricted stock awards generally vest ratably over four years. The Company uses the straight-line method to recognize expense for plans with graded vesting. Restricted stock awards are entitled to receive dividends during the vesting period. In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock which are not expected to vest are charged to compensation expense in the period paid. As of March 31, 2006, there was approximately $2,977,000 of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.9 years. This expected cost does not include the impact of any future stock-based compensation awards. The Company recognized $263,000 and $8,000 in stock-based compensation expense for the three months ended March 31, 2006 and 2005, respectively.

Stock Options

The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton formula that uses the assumptions noted in the following table.

	2006	2005
Risk free interest rate	4.54%	4.07%
Expected dividend yield	4.03%	4.33%
Volatility factor of the expected market price of the Company’s common stock	0.136	0.142
Expected life of options	7.0 years	8.5 years

For the three months ended March 31, 2006 and 2005, the estimated weighted-average grant-date fair value of options granted was $2.84 per option and $2.36 per option, respectively. The Company assumed lives of seven to eight and a half years based on historical data and risk-free interest rates equal to the seven or eight and a half year U.S. Treasury rates on the date the options were granted. In addition, the expected stock price volatility and dividends rates were estimated based upon historical experience from the date of the Company’s merger with Commercial Assets, Inc. in August 2000 and ending on the date the options were granted.

Presented below is a summary of the changes in stock options for the three months ended March 31, 2006 (share amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding-December 31, 2005	1,213	$17.24	3.94 Years

Granted	236	$24.80
Exercised	(18)	$14.05
Expired/Forfeited	(26)	$18.94

Outstanding-March 31, 2006	1,405	$18.52	4.64 Years

Exercisable at March 31, 2006	1,095	$17.03	3.28 Years

Restricted Stock

Pursuant to the Plan, the Company has awarded two general types of stock-based awards of restricted stock. Restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of, and is subject to forfeiture within the vesting period. The first type of award is a time-based award which vests based upon continued employment during the service period required for vesting, which is generally over a period of four years with graded vesting of 25% per year. The second type of award is a market-based award which vests based upon attaining specific stock prices and total stockholder returns over the requisite service period.

The Company issued 18,500 and 15,000 shares as time-based awards of restricted stock to members of management for the three months ended March 31, 2006, and 2005, respectively, with weighted average fair values per share of $24.80 and $23.05, respectively. The time-based awards of restricted stock were issued at the fair value of the common stock on the date of issuance. The fair value of such restricted stock is amortized to compensation expense over the vesting period.

The Company issued 93,500 and 80,000 shares as market-based awards of restricted stock to members of management for the three months ended March 31, 2006 and 2005, respectively, with weighted average fair values per share of $8.06 and $8.99, respectively. In the event the market-based performance objectives are not attained, the market-based awards of restricted stock are forfeited, but the dividends paid are not forfeited.

For the three months ended March 31, 2006 and 2005, the fair value of each share of market-based restricted stock was estimated on the grant date using a barrier option model. The Company applied risk-free interest rates of 4.30% and 3.48% for the three months ended March 31, 2006 and 2005, respectively, which were equal to U.S. Treasury rates on the date the market-based awards were granted with a maturity equal to the term of the award. Expected stock price volatility was estimated based upon historical experience. For the three months ended March 31, 2006 and 2005, the Company used a volatility factor of 12.9% and 14.2%, respectively.

The fair value of the market-based awards of restricted stock is amortized to compensation expense over the requisite service period. The requisite service period for market-based restricted stock awards granted during the three months ended March 31, 2006 and 2005 was three years for both grants. The principal terms of one of the market-based awards of restricted stock, also known as high performance shares (HPS Shares), is more fully described below.

The HPS Shares vest to the extent, if any, that the total return realized by stockholders exceeds the ten-year average total return of the Equity REIT Index, as reported by the National Association of Real Estate Investment Trusts (“NAREIT”). Total return is defined as the total of the closing price at year-end plus any dividends paid, less the closing price for the prior year-end. The total return for the Company is measured over a three-year period that ends on the final valuation date specified in connection with each grant of HPS Shares. To the extent that HPS shares are not vested as of the final valuation date, such shares are forfeited and are returned to the Company. Vesting is achieved ratably on the final valuation date to the extent that excess value has been realized. In order for management’s HPS Shares to vest in full at a given final valuation date, the actual total return to stockholders over the applicable three-year period is required to exceed the Equity REIT Index total return by 5% per year on a compounded basis.

The 2006 HPS share grant was 65,000 shares with a final measurement date of December 31, 2008. The Equity REIT Index average total return over the trailing ten years as of December 31, 2005 was 14.5%. For the 2006 HPS share grant to fully vest, the actual total return over the three-year period is required to be 19.5%. If the actual total return is between 14.5% and 19.5%, then a ratable portion of the HPS Shares would vest (for example, one half of the HPS shares would vest if the actual total return is 17.0%). If the actual total return does not exceed 14.5%, all HPS shares would be forfeited, but none of the dividends paid during the three-year period would be forfeited.

A summary of the status of the Company’s nonvested restricted stock as of December 31, 2005, including market-based restricted stock, and changes during the three months ended March 31, 2006 is presented below (share amounts in thousands):

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	228	$12.68
Granted	112	$10.83
Vested	(32)	$16.48
Forfeited	(15)	$15.71

Nonvested at March 31, 2006	293	$11.41

Effective January 1, 2006 upon the adoption of SFAS 123(R), the Company does not record the unamortized value of restricted stock as a debit within equity. In accordance with EITF Topic D-90, the equity instrument is recognized when vested and related compensation cost has been recognized.

Stock-based Compensation Correction

In first quarter 2005, the Company reviewed its application of SFAS 123, and management determined that the accounting for certain aspects of its accounting for stock-based compensation was in error. The Company had previously valued certain awards of performance-based restricted stock at the market value of the Company’s common stock at the date of issuance. These awards were determined to be target stock price awards that should have been recorded at fair value on the date of issuance. In addition, the Company had previously treated dividends paid on unvested shares of restricted stock as additional compensation expense until the vesting condition was satisfied. Under SFAS 123, only the dividends paid on non-vested awards that are not expected to vest are accounted for as additional compensation expense. The Company corrected these errors in first quarter 2005 to conform with the provisions of SFAS 123 for valuing target stock price awards and dividends paid on unvested awards that are expected to vest. The correction related solely to accounting treatment and did not affect the Company’s historical or future cash flows. The impact on the Company’s prior years’ earnings per share, cash from operations and stockholders’ equity was immaterial.

L. Recent Accounting Developments

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which was adopted effective January 1, 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In March 2006, the FASB issued SFAS 156, Accounting for Servicing of Financial Assets, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS 140 regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

M. Subsequent Events

The Company’s common stock dividend is set quarterly and is subject to change or elimination at any time. On May 3, 2006, the Board of Directors declared a quarterly cash dividend of $0.25 per common share for the quarter ended March 31, 2006, payable on May 31, 2006, to stockholders of record on May 15, 2006.

The Company’s preferred stock dividend is set quarterly and is subject to change or elimination at any time. On May 3, 2006, the Board of Directors declared a quarterly cash dividend of $0.4844 per share of Series A Preferred Stock for the quarter ended March 31, 2006 payable on May 31, 2006, to stockholders of record on May 15, 2006.

On April 10, 2006, the Company issued a $2,660,000 thirteen-year, non-recourse mortgage note payable with a fixed rate of 5.85% and modified an existing $4,395,000 note, resulting in a restated $8,000,000 note payable with a blended fixed rate of 6.64% maturing on April 30, 2020. The proceeds were used to continue the development of the Company’s residential land lease communities and for general corporate purposes.

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

The most significant capitalized cost is interest. We capitalize interest when the following three conditions are present: (i) expenditures for the asset have been made, (ii) activities necessary to get the asset ready for its intended use are in progress and (iii) interest cost is being incurred. Our determination of the activities in progress for a development property is subject to professional judgment. The most significant judgment is the determination to capitalize interest relating to the ownership of land being developed as new home sites. In many cases, the development activity is expected to take place over several years and in multiple phases. It is our conclusion that the entirety of each parcel is under development and is a qualifying asset. Accordingly, interest is capitalized with respect to the entire parcel until such time as development activities cease or the individual home site is ready for its intended use. We regularly review the amount of capitalized costs in conjunction with our review of impairment of long-lived assets. Based on the level of development activity for the period ended March 31, 2006, if our development activities decrease such that 10% of our assets qualifying for capitalization of interest are no longer qualified, the amount of capitalized interest would have been reduced by $163,000. Reducing capitalized interest would increase interest expense, resulting in lower net income, which would be offset in future periods by lower depreciation expense.

Fair Value of Financial Instruments

The aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt as of March 31, 2006 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of our variable rate secured long-term debt approximates carrying value. For the fixed rate secured long-term debt, fair values have been based upon estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of the Company’s secured long-term notes payable was $188,375,000 and $159,048,000 at March 31, 2006 and December 31, 2005, respectively, as compared to the carrying value of $185,015,000 and $151,656,000 at March 31, 2006 and December 31, 2005, respectively.

Rental Property Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 30 to 45 years for buildings and 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers compared to inventory we own, inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results. On a quarterly basis, we review each home in inventory that is older than one year and evaluate our carrying amount versus recent offers, comparable sales, and our asking price in order to derive an estimate of its market value. In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales in the current period. As of March 31, 2006, $3,035,000 of our total inventory of $20,654,000 was older than one year. For the three months ended March 31, 2006 and 2005, we recorded charges of $138,000 and $73,000, respectively to write down carrying amounts to market value. If the Company’s estimate of fair market value was overstated by 10%, the Company would record an additional write down to fair market value, less a normalized margin, of $206,000 based upon the carrying value of inventory as of March 31, 2006.

Stock Based Compensation

Stock based compensation expense is recorded at the fair value of awards at the date of issuance. The determination of fair value of market-based restricted stock and stock options requires the application of complex financial models and assumptions. The fair value assigned to awards at the date of issuance determines the amount of compensation expense that will be recognized over the vesting period for the award. There are alternative valuation models that may result in a valuation for awards that differs from our assessment of fair value. The application of alternative models or different valuation assumptions within the models we use will result in a fair value that is greater than or less than the fair value we assign to awards. To the extent that the alternative fair value is greater than the fair value we assign to awards, compensation expense over the vesting term of the award would increase resulting in lower net income. In addition, management must estimate the number of shares and options that will be forfeited by employees before the vesting requirements are met. We base our estimate of forfeitures in part on the historical forfeiture rate realized on prior awards. We revise our estimate on an ongoing basis to reflect actual forfeitures.

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

Recent Accounting Pronouncement

Adoption of SFAS 123 (revised 2004), “Share Based Payment”

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. In 2005, the Company used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees and a barrier option model to estimate the fair value of market-based restricted stock granted to employees. The Company adopted SFAS No. 123(R), using the modified-prospective transition method, effective January 1, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation under SFAS No. 123 which also required the Company to recognize the fair value of stock based compensation in its financial statements. Based on the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”), the Company did not have a material cumulative effect related to the Plan. The Company elected to continue to estimate the fair value of stock options and market-based restricted stock using the Black-Scholes-Merton formula and a barrier option model, respectively. In the first quarter of 2006, the adoption of SFAS No. 123(R) did not have a material impact on our first quarter stock-based compensation expense. Further, we believe the adoption of SFAS No. 123(R) will not have a material impact on the Company’s future stock-based compensation expense. As of March 31, 2006, there was approximately $2,977,000 of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.9 years. This expected cost does not include the impact of any future stock-based compensation awards. The Company recognized $263,000 and $8,000 in stock-based compensation expense for the three months ended March 31, 2006 and 2005, respectively.

Portfolio Summary

	Operational Home sites		Developed Home sites	Undeveloped Home sites	RV Sites	Total
As of December 31, 2005	7,283		976	1,270	129	9,658
Properties developed	208		106	—	—	314
New lots purchased	—		1	—	—	1
New leases originated	81		(81)	—	—	—
Adjust for site plan changes	—		(4)	4	—	—

As of March 31, 2006	7,572	(1)	998	1,274	129	9,973

(1)	As of March 31, 2006, 7,245 of these operational home sites were occupied.

Occupancy Roll Forward

	Occupied Home sites	Operational Home sites	Occupancy
As of December 31, 2005	6,947	7,283	95.4%
New home sales	105	81
Used homes acquired	(10)	—
Homes constructed by others	215	208
Homes removed from previously leased sites	(12)	—

As of March 31, 2006	7,245	7,572	95.7%

Operating Strategy

In addition to reviewing financial measures determined in accordance with GAAP, we assess the performance of the business by using several generally accepted industry financial measures, including funds from operations (“FFO”), which is defined below. We believe this measure provides useful information regarding our performance, but this measure should not be considered as an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP.

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

For the three months ended March 31, 2006 and 2005, our FFO was (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income attributable to common stockholders(1)	$2,818	$2,709
Adjustments:
Cumulative unpaid preferred stock dividends	484	194
Minority interest in operating partnership	441	398
Real estate depreciation	997	841
Casualty gain	—	(237)

Funds From Operations (FFO)	4,740	3,905
Cumulative preferred stock dividends	(484)	(194)

FFO available to common stockholders	$4,256	$3,711

Weighted average common shares, common shares equivalents and OP Units outstanding	8,872	8,524

(1)	Represents the numerator for earnings per common share calculated in accordance with GAAP

For the three months ended March 31, 2006 and 2005, net cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Cash provided by operating activities	$1,943	$1,407
Cash used in investing activities	$(22,558)	$(23,159)
Cash provided by financing activities	$27,204	$21,802

RESULTS OF OPERATIONS FOR THE

THREE MONTHS ENDED MARCH 31, 2006

Executive Overview

American Land Lease is in the business of owning and generating residential land leases. Our current business focuses on the ownership and generation of these leases within adult or retirement (55+) communities (94% of our total home sites at March 31, 2006); we focus on these communities for the following reasons:

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

This business model presents a number of challenges and risks for the Company’s management. Several of these risks are:

•	Community operations require management of expenses throughout the year while revenue increases are established on an annual basis.

•	The continued development of additional home sites is a capital-intensive activity that requires substantial investments to be made in advance of returns.

•	Older homes may depreciate or become obsolete, thereby reducing the value of the property that effectively secures our lease.

•	Changes in the interest rate environment may have an adverse impact our new home sales customer’s ability to realize sufficient proceeds from the sale of their present homes, therefore limiting their financial ability to acquire new homes in our communities.

•	The cost of developing additional home sites and communities may increase at a rate or to a level that may exceed the costs projected at the point of the initial investment by the Company.

•	Based upon the above and other factors, the rate of sale of new homes may be substantially slower than projected at the point of the initial investment by the Company, resulting in returns on investment materially different from original projections.

•	The Company contracts with third parties for key elements of its home construction process. The supply of labor for the Company’s building trade subcontractors has been adversely impacted by the demand for residential housing, thereby extending cycle times for home completion. The extension of cycle time may negatively impact the Company’s business through higher carrying costs for its inventory (principally interest and insurance expense), lower rental revenues as a result of delayed home closings and missed sales opportunities as a result of uncompleted unsold homes.

•	There are additional challenges that might occur as a result of hurricane seasons:

•	The costs of hurricane clean up and repair may not be fully covered by insurance policies, which may result in higher than projected capital spending.

•	Our residents’ homes may have damage that exceeds the insurance proceeds available under homeowner’s policies, thereby limiting residents’ ability to restore their homes to their pre-hurricane condition. In some instances, this may result in a temporary loss of occupancy. This occupancy loss may be largely, but not entirely, insured under the Company’s business interruption policies.

•	The extent of claims made against properties in our asset class may have a material impact on the cost of insurance for both the Company and our residents, thereby increasing the Company’s operating costs at a rate in excess of rental rate increases and limiting our residents’ ability to reinvest in their homes at the same rate enjoyed before the hurricanes. The cost and availability of homeowners’ insurance purchased by our home sales customers may impact the timing of home closings.

•	The severity and number of hurricanes that impacted Florida may result in a slowing rate of home sales on our expansion sites, thereby reducing the rate of absorption and lowering the Company’s return on investment

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

Rental Property Operations

Rental and other property revenues from our owned properties totaled $8,311,000 for the three months ended March 31, 2006 compared to $7,637,000 for the three months ended March 31, 2005, an increase of $674,000 or 8.8%. The increase in property operating revenue was a result of:

•	$568,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$93,000 increase in the pass on of utilities to tenants correlated with the increase in utilities expenses,

•	$43,000 increase in the pass on of property tax allocations to tenants correlated with the increase in certain property tax expenses, and a

•	$14,000 increase in other property income, all offset by a

•	$31,000 decrease in rents for recreational vehicle sites, and a

•	$13,000 decrease in late fees, net of amounts written off as uncollectible.

Golf course operating revenues totaled $470,000 for the three months ended March 31, 2006 compared to $399,000 for the three months ended March 31, 2005, an increase of $71,000 or 17.8%. Golf revenues increased at all three communities that have adjacent golf courses.

Property operating expenses from our owned properties totaled $2,943,000 for the three months ended March 31, 2006 compared to $2,592,000 for the same period in 2005, an increase of $351,000 or 13.5%. The increase in property operating expenses was a result of:

•	$108,000 increase in utilities,

•	$47,000 increase in property-level expense related to repairs and maintenance,

•	$51,000 increase in property taxes,

•	$65,000 increase in salaries, wages and benefits,

•	$42,000 increase in property operating overhead,

•	$14,000 increase in property insurance, and a

•	$14,000 increase in professional fees

During the three months ended March 31, 2005, we collected proceeds under insurance policies totaling $140,000 that related to expenses incurred in earlier periods. These proceeds related to the hurricanes that traversed Florida in August and September of 2004. There were no comparable amounts for 2006.

Golf course operating expenses totaled $365,000 for the three months ended March 31, 2006 compared to $327,000 for the three months ended March 31, 2005, an increase of $38,000 or 11.6%.

Depreciation expense was $997,000 during the three months ended March 31, 2006 compared to $841,000 during the same period in 2005. The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites.

Same store property revenues for the three months ended March 31, 2006 increased by 10.1% from the three months ended March 31, 2005, consisting of a 4.5% increase from same site rental revenues, a 4.7% increase from absorption rental site revenues and a 0.9% increase from golf revenues. Expenses related to those revenues increased 12.8% over that same period consisting of a 5.6% increase in same site rental expenses, a 5.6% increase from absorption rental site expenses and a 1.6% increase in golf expenses. Same store property net operating income increased 8.9% for the three months ended March 31, 2006. Our same store base included 97% of our property operating revenues for the three months ended March 31, 2006.

The Company believes that same store information provides the user of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the three months ended March 31, 2006 and 2005, determined in accordance with GAAP, is reflected in the following table (in thousands):

		Three Months Ended March 31, 2006	Three Months Ended March 31, 2005	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues		$7,679	$7,327	$352	4.8%	4.5%
Absorption rental revenues		393	31	362	1167.7%	4.7%
Same site golf revenues		470	399	71	17.8%	0.9%

Same store revenues	A	8,542	7,757	785	10.1%	10.1%

Re-development property revenues		231	275	(44)	-16.0%
Other income		8	4	4	100.0%

Total property revenues	C	$8,781	$8,036	$745	9.3%

Same site rental expenses		$2,256	$2,119	$137	6.5%	5.6%
Absorption rental expenses		138	—	138	100.0%	5.6%
Same site golf expenses		365	327	38	11.6%	1.6%

Same store expenses	B	2,759	2,446	313	12.8%	12.8%

Re-development property expenses		90	88	2	2.3%
Recovery of expenses from casualty events		—	(140)	140	100.0%
Expenses related to offsite management (2)		458	385	73	19.0%

Total property operating expenses	D	$3,307	$2,779	$528	19.0%

Same store net operating income	A-B	$5,783	$5,311	$472	8.9%

Total net operating income	C-D	$5,474	$5,257	$217	4.1%

(1)	Computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2005 period. For example, same site rental revenue increase of $352 as compared to the total same store revenues in 2005 of $7,757 is a 4.5% increase ($352 / $7,757 = 4.5%).
(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Operations

Revenues for the home sales business totaled $13,496,000 for the three months ended March 31, 2006 as compared to $8,821,000 for the three months ended March 31, 2005, with the increase driven by increased volume and average selling prices. Homes sold totaled 104 for the three months ended March 31, 2006 compared to 77 homes for the three month period ended March 31, 2005, an increase of 35.1%. The average selling price of new homes closed was $128,000 and $112,000, respectively, for the three months ended March 31, 2006 and 2005, an increase of 14.3%. Total cost of sales for the three months ended March 31, 2006 was $9,044,000 compared to $6,014,000 for the three months ended March 31, 2005. Resulting margin increases are attributable to increased selling prices and increased manufacturer rebates associated with higher purchasing volumes partially offset by increases in costs of homes purchased.

We reported income from the home sales business of $1,729,000 for the three months ended March 31, 2006 as compared to income of $598,000 for the three months ended March 31, 2005.

General and Administrative Expenses

During the three months ended March 31, 2006 and 2005, general and administrative expenses were $891,000 and $429,000, respectively. The increase of $462,000 is as a result of:

•	$310,000 increase in dividends paid on non-vested restricted stock awards that are recorded as compensation expense,

•	$271,000 increase in the amortization of deferred compensation relating to restricted stock awards and stock options,

•	$10,000 increase in director fees and travel,

•	$6,000 increase in rent expense, and a

•	$4,000 increase in state franchise tax, all offset by a

•	$98,000 decrease in salaries, wages and benefits,

•	$17,000 decrease in professional fees, and a

•	$24,000 decrease in travel expenses.

Interest and Other Income

During the three months ended March 31, 2006 and 2005, interest and other income was $53,000 and $12,000, respectively. The increase of $41,000 is a result of interest earned from interest-bearing bank accounts.

Casualty Gain

During the three months ended March 31, 2005, we collected proceeds under insurance policies totaling $237,000 that related to assets destroyed by the hurricanes that traversed Florida in August and September of 2004. There were no comparable amounts for 2006.

Interest Expense

During the three months ended March 31, 2006 and 2005, interest expense was $1,624,000 and $1,533,000, respectively, which was net of capitalized interest of $1,626,000 and $1,217,000, respectively. The increase was primarily a result of new debt secured by our properties to support development expenditures made in advance of home sales, an increase in the amount outstanding on the floor plan facility on home sales inventory and increasing interest rates on our variable rate debt. These increases were partially offset by scheduled amortization of existing long-term debt and an increase in capitalized interest as result of additional development expenditures made in advance of homes sales.

Cumulative Preferred Stock Dividends

During the three months ended March 31, 2006 and 2005, cumulative preferred stock dividends were $484,000 and $194,000. The increase of $290,000 is due to the preferred stock being outstanding for a partial quarter during the three months ended March 31, 2005 as compared to a full quarter for the three months ended March 31, 2006.

Returns from Home Sales Business

We engage in the home sales business for four primary reasons:

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

The leases facilitated by the home sales business during the three months ended March 31, 2006 and 2005 are estimated to provide a first year return on investment of 10.2% and 9.5%, respectively. These returns are shown on the following page and are based upon unaudited pro forma information. This compares to our realized returns from earning sites of 8.2% for the year ended December 31, 2005. The increase in return on expansion home sites is driven primarily by increased profitability of our home sales business resulting from more home sales over which the fixed costs are allocated offset partially by (i) increases in the per site cost of development as a result of larger lots to accommodate larger homes, (ii) increased lease incentives given in 2006 over 2005, and (iii) increases in the per site cost of development as a result of additional amenities. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our estimated first year return on investment in expansion home sites for the three months ended March 31, 2006 and 2005 is shown on the following table (in thousands, except expansion sites leased):

		Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Expansion sites leased during the period		85	65

Estimated first year annualized profit on leases originated during the period	A	$332	$260

Costs, including development costs of sites leased		$5,005	$3,236
Home sales income attributable to sites leased		1,652	510

Total costs incurred to originate ground leases	B	$3,270	$2,726

Estimated first year annualized return on investment for leases originated during the year	A/B	10.2%	9.5%

For the three months ended March 31, 2006 and 2005, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Reported income from sales operations	$1,729	$598
Brokerage business income	(77)	(76)
Used home sales	—	(12)

Adjusted income for pro forma analysis	$1,652	$510

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

The reconciliation of our estimated first year return on investment in expansion home sites, a non-GAAP financial measure, to our return on investment in operational home sites in accordance with GAAP is shown below (in thousands):

		Total Portfolio for Year Ended December 31, 2005
Property income before depreciation [1]	A	$19,819
Total investment in operating home sites [1]	B	$242,304
Return on investment from earning home sites[1]	A/B	8.2%

[1]	A reconciliation of our return on investment for earning sites for the year ended December 31, 2005 to property income before depreciation and investment in operational sites is shown below (in thousands)

December 31, 2005
Rental and other property revenues	$31,914
Property operating expenses	(12,095)

Property income before depreciation (A)	$19,819

Real estate assets, net	$297,800
Add: Accumulated depreciation	26,014
Less: Real estate under development	(78,416)
Less: Cost of home sites ready for intended use	(3,094)

Investment in operational sites (B)	$242,304

Return on investment in operational sites (A/B) [1]	8.2%

[1]	Our return on investment in operational sites reflects our income from and investment in sites that were leased for the first time during the year ended December 31, 2005. For these leases, the income reported above includes less than a full twelve months of operating results. Consequently, when compared to the investment we have made in these home sites, the return on investment during the year ended December 31, 2005 is less than the return when measured using a full twelve months of operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had cash and cash equivalents of $8,384,000. Our principal activities that demand liquidity include our normal operating activities, development expenditures, payments of principal and interest on outstanding debt, acquisitions of and additional investments in properties, and payments of distributions to preferred and common stockholders and OP Unit holders. The Company expects to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. The Company expects to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sales of properties and cash generated from operations.

In the event that there is an economic downturn and the cash provided by operating activities is reduced or, if access to short term borrowing sources becomes restricted, the Company may be required to reduce or eliminate expenditures for the continued development of its communities and/or reduce or eliminate its preferred and common stock dividends.

We have a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at thirty-day LIBOR plus 200 basis points (6.75% at March 31, 2006). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco County, Florida and Maricopa County, Arizona with a net book value of $35,100,000. The revolving line of credit matures in December 2006. At March 31, 2006, $0 was outstanding and $16,000,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. The financial covenants of the line of credit require the Company to maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to proforma annual debt service obligations (as defined by the lender) of not less than 1.0 to 1.0 on properties securing the line of credit, to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of 2.0 to 1.0, among others. Based upon the application of these covenants, as of March 31, 2006, $15,183,000 was available to the Company. The Company was in compliance with all financial covenant requirements at March 31, 2006.

We have a term loan with a bank with a total commitment of $11,000,000 that bears interest at thirty-day LIBOR plus 200 basis points (6.75% at March 31, 2006). The loan is secured by real property and improvements located in Brevard County, Florida with a net book value of approximately $22,582,000. At March 31, 2006, $100,000 was outstanding under the term loan and the loan matured in April 2006.

We have a floor plan line of credit with a floor plan lender providing a committed credit facility of $25,000,000 with a variable interest rate linked to the prime rate and spreads varying from 0.5% to 3.5%, depending on the manufacturer and age of the inventory. The floor plan line of credit is partially recourse to the Company and at March 31, 2006, 10% or $2,500,000 of the outstanding balance under floor plan was recourse to the Company. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $19,122,000. At March 31, 2006, $16,642,000 was outstanding and approximately $8,358,000 was available under the floor plan facility.

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

Operating Activities

Our net cash provided by operating activities was $1.9 million during the three months ended March 31, 2006 compared to $1.4 million during the same period in 2005. The $0.5 million increase was primarily the result of:

•	$1.0 million increase in earnings before depreciation, amortization, minority interest, and casualty gain, and a

•	$1.0 million decrease in cash used to fund inventory in 2006 as compared to the cash used to fund inventory increases in 2005. This decrease is a result of higher inventory turnover in 2006 as compared to 2005, all offset by a

•	$1.5 million decrease in cash provided by operating assets and liabilities as a result of increased business volumes and decreases in accounts payable balances from the 2005 period.

Investing Activities

During the three months ended March 31, 2006, the net cash used in investing activities was $22.6 million, compared with $23.2 net cash used during the same period in 2005. The $0.6 million decrease in net cash used for investing activities is primarily the result of:

•	$4.5 million decrease in expenditures related to the purchase of a new development community in 2005, and a

•	$0.2 million decrease in costs associated with capital replacement and enhancement in 2005 as a result of multiple hurricanes in Florida during 2004, all offset by

•	$3.8 million increase in expenditures for capital replacements, development and improvements in the 2006 period as compared to the 2005 period, primarily related to the continued and accelerated development of unleased sites,

•	$0.2 million decrease in proceeds from hurricane insurance claims for 2005, and a

•	$0.1 million increase in purchase of furniture, fixtures, and equipment for taxable subsidiaries classified as other assets.

Financing Activities

Net cash provided by financing activities was $27.2 million for the three months ended March 31, 2006 compared with net cash provided during the same period in 2005 of $21.8 million.

The $5.4 million increase in cash provided by financing activities is primarily the result of:

Increases

•	$34.2 million increase in proceeds from secured long-term financing,

•	$0.3 million increase in proceeds from stock options exercised,

•	$0.3 million decrease in dividends previously expensed as compensation, and a

•	$0.2 million increase in proceeds from the collection of escrow funds, all offset by

Decreases

•	$23.9 million decrease in net proceeds from the issuance of preferred stock in 2005,

•	$4.1 million increase in proceeds from secured short-term financing,

•	$0.6 million increase in payment of loan costs,

•	$0.5 million increase in payments of preferred stock dividends,

•	$0.3 million decrease in proceeds from officer stock loans,

•	$0.1 million increase in payment of common stock dividends, and a

•	$0.1 million increase in principal payments made on secured long-term notes payable.

Dividends and Distributions

Our dividends on common and preferred stock are set quarterly by the Board of Directors and are subject to change or elimination at any time. Our primary financial objective is to maximize long term, risk adjusted returns on investment for common stockholders. While dividend policy is considered within the context of this objective, maintenance of past dividend levels is not a primary investment objective of the Company and is subject to numerous factors including the Company’s profitability, capital expenditure plans, obligations related to principal payments and capitalized interest, and the availability of debt and equity capital at terms deemed attractive by the Company to finance these expenditures. Our net operating loss may be used to offset all or a portion of our REIT taxable income, which may allow us to reduce or eliminate our dividends paid and still maintain our REIT status.

Historically, the combination of dividend payments, capital expenditures, capitalized interest and debt repayment has exceeded funds provided from operating activities, and we have funded a portion of these expenditures from debt financings. However, there is no assurance that we will be able to continue to do so on terms deemed acceptable in the future. In the event that we are unable to do so or decide not to pursue such financing, we will be required to reduce or eliminate dividends, reduce or eliminate capital expenditures, or both.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk is changes in interest rates relating to our various debt instruments and borrowings. The following is a discussion of the potential impact of changes in interest rates on our debt instruments.

We have $26.0 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $154.6 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed. We have repricing and refunding risks as to the unpaid balance on these notes of $126.6 million due at maturity between 2007 and 2020.

We have an additional $4.4 million of interest only, non-recourse, secured long-term notes payable. These are variable rate loans at 90 day LIBOR plus 2.5%. If LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $45,000 due to an increase in interest expense based on the outstanding balance at March 31, 2006. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have a secured floor plan facility that bears interest at the lender’s prime rate plus amounts ranging from 0.5% to 3.5% based upon the manufacturer and age of the inventory. If the lender’s prime rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $166,000 due to an increase in interest expense on this line of credit, based on the approximately $16.6 million outstanding balance at March 31, 2006. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information disclosed under the heading “Legal Contingencies” in Note C of the condensed consolidated financial statements of this Form 10-Q and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

Item 1A. RISK FACTORS

For a discussion of our potential risks or uncertainties, please see Part I, Item 1A, of the Company’s 2005 Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 10, 2006. There have been no material changes to the risk factors disclosed in Part I, Item 1A, of our 2005 Annual Report on Form 10-K.

Item 6. EXHIBITS

(a)	Exhibits:

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, dated May 4, 2005 and filed on May 4, 2005).

3.2	Fourth Amended and Restated By-laws of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, dated April 4, 2005 and filed on April 5, 2005).

10.1	Form of Incentive Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, dated February 9, 2006 and filed on February 9, 2006).

10.2	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated February 9, 2006 and filed on February 9, 2006).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of COO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of COO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.3	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LAND LEASE INC.
(Registrant)

Date: May 10, 2006	By	/s/ Shannon E. Smith
Shannon E. Smith
Chief Financial Officer