Form 10-Q
period 2006-06-30
AMERICAN LAND LEASE INC
filed 2006-08-09
CIK 804138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of July 28, 2006, approximately 7,798,000 shares of common stock, par value $.01 per share, were outstanding.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

(i)

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Real estate, net of accumulated depreciation of $27,836 and $26,014, respectively, including real estate under development of $95,195 and $78,416, respectively	$336,090	$297,800
Cash and cash equivalents	8,497	1,795
Inventory	23,588	18,759
Other assets, net	14,601	11,335

Total Assets	$382,776	$329,689

LIABILITIES
Secured long-term notes payable	$201,986	$151,656
Secured short-term financing	19,462	19,669
Accounts payable and accrued liabilities	12,069	12,510

	233,517	183,835

MINORITY INTEREST IN OPERATING PARTNERSHIP	16,245	15,945

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 3,000 shares authorized, 1,000 and 1,000 shares issued and outstanding, respectively	25,000	25,000
Common stock, par value $.01 per share; 12,000 shares authorized; 9,212 and 9,346 shares issued, respectively; 7,486 and 7,620 shares outstanding (excluding treasury stock), respectively	92	93
Additional paid-in capital	288,581	288,224
Deferred compensation re restricted stock	—	(1,651)
Dividends in excess of accumulated earnings	(154,047)	(155,145)
Treasury stock, 1,726 and 1,726 shares at cost, respectively	(26,612)	(26,612)

	133,014	129,909

Total Liabilities and Stockholders’ Equity	$382,776	$329,689

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
RENTAL PROPERTY OPERATIONS
Rental and other property revenues	$8,657	$7,626	$16,968	$15,263
Golf course operating revenues	213	194	683	593

Total property operating revenues	8,870	7,820	17,651	15,856

Property operating expenses	(3,085)	(2,651)	(6,028)	(5,243)
Recovery of expenses from casualty events	—	36	—	176
Golf course operating expenses	(373)	(339)	(738)	(666)

Total property operating expenses	(3,458)	(2,954)	(6,766)	(5,733)

Depreciation	(1,050)	(858)	(2,047)	(1,699)

Income from rental property operations	4,362	4,008	8,838	8,424

SALES OPERATIONS
Home sales revenue	12,052	12,171	25,548	20,992
Cost of home sales	(7,914)	(8,487)	(16,958)	(14,501)

Gross profit on home sales	4,138	3,684	8,590	6,491

Commissions earned on brokered sales	164	240	323	403
Commissions paid on brokered sales	(76)	(138)	(158)	(225)

Gross profit on brokered sales	88	102	165	178

Selling and marketing expenses	(2,754)	(2,596)	(5,554)	(4,881)

Income from sales operations	1,472	1,190	3,201	1,788

General and administrative expenses	(995)	(864)	(1,886)	(1,293)
Interest and other income	91	8	144	20
Casualty gain	—	—	—	237
Interest expense	(1,878)	(1,436)	(3,502)	(2,969)

Income before minority interest in Operating Partnership	3,052	2,906	6,795	6,207
Minority interest in Operating Partnership	(356)	(340)	(797)	(738)

Net income	2,696	2,566	5,998	5,469
Cumulative preferred stock dividends	(484)	(484)	(968)	(678)

Net income available to common stockholders	$2,212	$2,082	$5,030	$4,791

Basic earnings per common share	$0.30	$0.29	$0.67	$0.66

Diluted earnings per common share	$0.28	$0.27	$0.64	$0.63

Weighted average common shares outstanding	7,465	7,256	7,466	7,259

Weighted average common shares and common share equivalents outstanding	7,836	7,598	7,860	7,640

Dividends paid per common share	$0.25	$0.25	$0.50	$0.50

See Notes to Condensed Consolidated Financial Statement

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation on Restricted Stock	Dividends In Excess of Accumulated Earnings	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES – DECEMBER 31, 2005	1,000	$25,000	9,346	$93	$288,224	$(1,651)	$(155,145)	$(26,612)	$129,909

Exercise of options	—	—	18	—	258	—	—	—	258
Vesting of restricted stock	—	—	32	—	—	—	—	—	—
Equity compensation granted to the Board of Directors	—	—	5	—	140	—	—	—	140
Stock-based compensation	—	—	—	—	609	—	—	—	609
Stock issued for acquisition	—	—	39	1	999	—	—	—	1,000
SFAS 123R adjustment	—	—	(228)	(2)	(1,649)	1,651	—	—	—
Net income	—	—	—	—	—	—	5,998	—	5,998
Dividends paid – preferred stock	—	—	—	—	—	—	(968)	—	(968)
Dividends paid – common stock	—	—	—	—	—	—	(3,932)	—	(3,932)

BALANCES – JUNE 30, 2006	1,000	$25,000	9,212	$92	$288,581	$—	$(154,047)	$(26,612)	$133,014

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,998	$5,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,653	2,261
Revenue recognized related to acquired lease obligations	(27)	(20)
Stock-based compensation	642	312
Minority interest in Operating Partnership	797	738
Casualty gain	—	(237)
Increase in inventory	(4,829)	(2,690)
Net change in operating assets and liabilities	(2,703)	1,299

Net cash provided by operating activities	2,531	7,132

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from casualty gain	—	237
Purchase of real estate	(15,166)	(15,804)
Additions to real estate, including development	(19,269)	(11,711)
Capitalized interest	(3,420)	(2,586)
Hurricane capital replacements	—	(631)
Capital replacements	(1,189)	(506)
Additions to fixed assets for taxable subsidiaries classified as other assets	(659)	(582)
Notes receivable advances	(180)	—
Proceeds from notes receivable	10	5

Net cash used in investing activities	(39,873)	(31,578)

CASH FLOWS FROM FINANCING ACTIVITIES
(Principal payments on) proceeds from secured short-term financing	(207)	5,479
Proceeds from secured long-term notes payable borrowings	51,917	—
Principal payments on secured long-term notes payable	(1,587)	(1,626)
Payments of deferred financing costs	(864)	(182)
Payments to escrow funds	(226)	(425)
Collections of escrowed funds	150	150
Stock issuance costs	—	(24)
Collections of notes receivable on common stock purchases	—	748
Proceeds from stock options exercised	258	2,038
Proceeds from issuance of preferred stock	—	23,907
Dividends previously accounted for as compensation expense	—	(370)
Payments of common stock dividends	(3,932)	(3,753)
Payments of preferred stock dividends	(968)	(517)
Payments of OP Unit distributions	(497)	(486)

Net cash provided by financing activities	44,044	24,939

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,702	493
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,795	820

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,497	$1,313

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(unaudited)

A. The Company

American Land Lease, Inc. (“ANL”) is a Delaware corporation that owns home sites leased to owners of homes situated on the leased land and operates the communities composed of these homes. ANL has elected to be taxed as a real estate investment trust (“REIT”). ANL’s preferred stock (“preferred stock”), par value $0.01 per share, is listed on the New York Stock Exchange under the symbol “ANLPRA.” ANL’s common stock (“common stock”), par value $0.01 per share, is listed on the New York Stock Exchange under the symbol “ANL.” In May 1997, ANL contributed its net assets to Asset Investors Operating Partnership, L.P. (the “Operating Partnership”) in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership’s initial capital. Except as the context requires, “we,” “our,” “us” and the “Company” refer to ANL, the Operating Partnership and all majority-owned subsidiaries.

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid, if any, to holders of ANL’s common stock. After holding OP Units for one year, limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of ANL’s common stock in lieu of cash. At June 30, 2006, the Operating Partnership had approximately 992,000 OP Units outstanding, excluding those owned by ANL, and ANL owned 88% of the Operating Partnership.

As of June 30, 2006, based on total home sites, 73% of the Company’s portfolio of residential land lease communities is located in Florida, 22% in Arizona, 4% in Alabama and 1% in New Jersey.

B. Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP.

For further information, refer to the statements and notes thereto included in ANL’s Annual Report on Form 10-K for the year ended December 31, 2005.

C. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of ANL, the Operating Partnership and all majority-owned subsidiaries. The minority interest in the Operating Partnership represents the OP Units that are redeemable at the option of the holder. All significant intercompany balances and transactions have been eliminated in consolidation.

Real Estate and Depreciation

The Company capitalizes direct costs associated with the acquisition of consolidated properties as a cost of the assets acquired, and such direct costs are depreciated over the estimated useful lives of the related assets. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, the Company allocates the purchase price of real estate to land, land improvements, buildings, furniture, fixtures, equipment and intangibles, such as the value of above and below market leases and origination costs associated with the in-place leases. In order to allocate purchase price on these various components, the Company performs the following procedures for properties acquired:

1.	Determine the “as-if vacant” fair value of the physical property acquired;

2.	Allocate the “as-if vacant” fair value among land, land improvements, buildings (based on real estate valuation techniques), furniture, fixtures and equipment; and

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

Development and Other Capital Expenditure Activities

Significant renovations and improvements that improve or extend the useful life of an asset are capitalized and depreciated over the remaining life. In addition, the Company capitalizes direct and indirect costs (including interest, taxes and other costs) in connection with the development of additional home sites within its residential land lease communities. Maintenance, repairs and minor improvements are expensed as incurred. Interest incurred relating to the development of communities is capitalized during the active development period. The Company’s strategy is to master plan, develop, and build substantially all of the home sites in its communities. Accordingly, substantially all projects, excluding finished lots where the home is available for occupancy, are undergoing active development. The Company capitalized interest of approximately $1,794,000 and $1,369,000 for the three months ended June 30, 2006 and 2005, and $3,420,000 and $2,586,000 for the six months ended June 30, 2006 and 2005, respectively.

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

Inventory

The Company, through a taxable subsidiary corporation, maintains an inventory of manufactured homes situated within its residential land lease communities. Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required that could have a significant impact on the Company’s results of operations and cash flows. As of June 30, 2006, $2,486,000 of the Company’s total inventory investment of $23,588,000 was older than one year. The Company recorded charges of approximately $83,000 and $150,000 for the three months ended June 30, 2006 and 2005, and $221,000 and $223,000 for the six months ended June 30, 2006 and 2005, respectively, to record inventory carrying amounts to market value.

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

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. Advertising expenses were $726,000 and $616,000 for the three months ended June 30, 2006 and 2005, and $1,369,000 and $1,247,000 for the six months ended June 30, 2006 and 2005, respectively, and are included within golf course operating expenses and selling and marketing expenses in the consolidated statements of income.

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

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 371,000 and 342,000 shares for the three months ended June 30, 2006 and 2005, and 394,000 and 381,000 shares for the six months ended June 30, 2006 and 2005, respectively. For the three and six months ended June 30, 2006 and 2005, there were no potential shares of stock excluded from dilutive earnings per share as all unexercised stock options, both vested and unvested, and unvested restricted stock would be dilutive.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the fair value approach in SFAS 123(R) is similar to the fair value approach described in SFAS 123. In 2005, the Company used the Black-Scholes-Merton formula to estimate the fair value of stock options and a barrier options model to estimate the fair value of market-based restricted stock granted to employees. The Company adopted SFAS 123(R), using the modified-prospective transition method, effective January 1, 2006. Based on the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”), the Company did not have a material cumulative effect related to the adoption of SFAS 123(R). The Company elected to continue to estimate the fair value of stock options and market-based restricted stock using the Black-Scholes-Merton formula and a barrier option model, respectively. For the three and six months ended June 30, 2006, the adoption of SFAS 123(R) did not have a material impact on stock-based compensation expense. Further, the adoption of SFAS 123(R) will not have a material impact on the Company’s future stock-based compensation expense.

Treasury Stock

On October 17, 2000, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding common stock. The timing of stock purchases is at the discretion of management. No shares were repurchased for the three and six months ended June 30, 2006, and 2005. The Company has repurchased approximately 577,000 shares as of June 30, 2006 pursuant to this authorization.

Depreciation of Personal Property

Depreciation of personal property is reported in property operating expenses, golf operating expenses, selling and marketing expenses, or general and administrative expenses, based upon the use of the associated asset. The Company recorded depreciation expense relating to personal property of $123,000 and $109,000 for the three months ended June 30, 2006 and 2005, and $252,000 and $215,000, for the six months ended June 30, 2006 and 2005, respectively. Depreciation is computed using the straight-line method over an estimated useful life of 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Statements of Cash Flows

The Company considers cash maintained in bank accounts, money market funds and highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Non-cash investing and financing activities for the period ended June 30, 2006 and 2005 were as follows:

	2006	2005
Issuance of common stock for:
Services by directors	$140,000	$120,000
Acquisition of an age-restricted residential land lease community	$1,000,000	$—
Real estate acquired:
By assumption of below market leases	$864,000
By issuance of OP Units	$—	$314,000

Fair Value of Financial Instruments

The aggregate fair value of cash and cash equivalents, receivables, payables and secured short-term financing as of June 30, 2006 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of variable rate secured long-term notes payable approximates their carrying value. For the Company’s fixed rate secured long-term notes payable, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the calculated estimates of fair value cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of the Company’s secured long-term notes payable was $201,986,000 and $159,048,000 at June 30, 2006 and December 31, 2005, respectively, as compared to the carrying value of $201,986,000 and $151,656,000 at June 30, 2006 and December 31, 2005, respectively.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

D. Real Estate

Real estate at June 30, 2006 and December 31, 2005 is as follows (in thousands):

	June 30, 2006	December 31, 2005
Land	$73,831	$64,586
Land improvements and buildings	290,095	259,228

	363,926	323,814
Less accumulated depreciation	(27,836)	(26,014)

Real estate, net	$336,090	$297,800

The Company’s real estate investment consists of buildings, land improvements, and land. Buildings consist primarily of clubhouses at its residential land lease communities maintained as amenities for resident use. A majority of the Company’s investment in land improvements consists of long-lived assets such as lateral infrastructure at its residential land lease communities including sanitary sewer and storm water collection systems, potable water supply systems, roads and walkways. The balance of land improvements consists of assets with shorter lives such as fencing, swimming pools, spas, shuffleboard courts, tennis courts and other resident amenities. Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements and 5 to 50 years for buildings.

During the six months ended June 30, 2006, the Company acquired an age-restricted community with a projected site plan of 425 home sites in Foley, Alabama, in a cash and stock transaction for a total consideration of $5,000,000. As part of the consideration, 39,118 shares of the Company’s common stock were issued to the sellers. The community is situated on 112 acres and contains 91 occupied home sites, 74 home sites fully developed and unoccupied and an additional 260 home sites to be developed.

During the six months ended June 30, 2006, the Company acquired an age-restricted community with 314 home sites in Bullhead City, Arizona, in a cash transaction for a total consideration of $11,111,000. In addition to the cash consideration, approximately $864,000 was allocated to a liability for below-market leases, which is included in accounts payable and accrued liabilities and is amortized over the periods of the acquired leases including estimated renewal periods. The community is situated on 56 acres and contains 205 occupied home sites and an additional 109 fully developed home sites.

During the six months ended June 30, 2005, the Company acquired a 260-acre tract of land in Micco, Florida, south of Melbourne, in a cash transaction for a total consideration of $15,700,000 for a new age-restricted community of approximately 533 home sites.

E. Casualty Events

In August and September 2004, several of the Company’s properties were impacted by the four hurricanes that traversed central Florida. Hurricanes Charley, Frances, Ivan and Jeanne damaged community amenities and resident homes. At December 31, 2004, the Company recorded $97,000 as a receivable from its insurer and had additional claims with its insurer related to recoveries of damages caused during the hurricanes in 2004 that were not included in the accounts of the Company. During the six months ended June 30, 2005, the Company was successful in obtaining $682,000 in additional proceeds from its insurers related to the 2004 hurricanes. During the six months ended June 30, 2005, the proceeds were accounted for as a casualty gain of approximately $237,000 and reimbursements of residual hurricane expenses of approximately $445,000, resulting in net recoveries of approximately $176,000, or $155,000 net of minority interest in the Operating Partnership. The Company’s insurance claims were closed in 2005.

F. Secured Long-Term Notes Payable

The following table summarizes the Company’s secured long-term notes payable (in thousands):

	June 30, 2006	December 31, 2005
Fixed rate, ranging from 7.86% to 8.20%, fully amortizing, non-recourse notes maturing at various dates from 2018 through 2020	$13,140	$62,563
Fixed rate, ranging from 5.48% to 7.75%, partially amortizing, non-recourse notes maturing at various dates from 2007 through 2020	178,075	74,078
Variable rate, at 90 day LIBOR plus spreads ranging from 175 to 250 basis points, non-recourse notes maturing at various dates from 2011 to 2013	10,771	15,015

	$201,986	$151,656

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

On April 10, 2006, the Company issued a $2,660,000 fourteen-year, non-recourse mortgage note payable and modified an existing $5,340,000 note, resulting in a restated $8,000,000 note payable with a blended fixed rate of 6.64% maturing on April 30, 2020.

On May 22, 2006, the Company issued a $5,584,000 twelve and a half-year, non-recourse mortgage note payable and modified a $10,366,000 note, resulting in a restated $15,950,000 note payable with a blended fixed rate of 6.76% maturing on November 30, 2018.

On June 1, 2006, the Company entered into a construction loan agreement and associated mortgage that provides for total advances of $26,500,000 with a variable rate of 175 basis points over the three month LIBOR rate maturing on July 1, 2011. As of June 30, 2006, the outstanding balance was $9,425,000.

G. Secured Short-Term Financing

The Company has a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at thirty-day LIBOR plus 200 basis points (7.35% at June 30, 2006). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco Counties, Florida and Maricopa County, Arizona with a net book value of $34,657,000. The revolving line of credit matures in December 2006. At June 30, 2006, $0 was outstanding and $16,000,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. The financial covenants of the line of credit require the Company to maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to pro forma annual debt service obligations (as defined by the lender) of not less than 1.0 to 1.0 on properties securing the line of credit, to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of not more than 2.0 to 1.0, among others. Based upon the application of these covenants, as of June 30, 2006, $15,674,000 was available to the Company. The Company believes it was in compliance with all financial covenant requirements at June 30, 2006.

The Company has a floor plan line of credit with a floor plan lender providing a committed credit facility of $35,000,000 with a variable interest rate linked to the prime rate and spreads varying from 0.5% to 3.5%, depending on the manufacturer and age of the inventory. Individual advances mature between 360 days and 720 days based on the aging of the Company’s inventory. The floor plan facility is partially recourse to the Company and at June 30, 2006, 10% or $3,500,000 of the outstanding balance was recourse to the Company. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $20,029,000. At June 30, 2006, approximately $19,462,000 was outstanding, of which $3,500,000 was recourse to the Company, and approximately $15,538,000 was available under the floor plan credit facility. The floor plan lender’s commitment to fund future inventory purchases expires in December 2008.

H. Commitments and Contingencies

Commitments

In the ordinary course of business, the Company has entered into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of residential land lease communities. The unpaid balance of these contracts remaining at June 30, 2006 is approximately $18,813,000.

As of June 30, 2006, the Company’s outstanding purchase obligations with manufacturers of homes to be constructed in the Company’s communities totaled $792,000.

Legal Contingencies

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

I. Segment Reporting

The Company has two reportable segments: rental property (ownership of land leases, land development, investment acquisition and disposition) and home sales (sale of homes, both new and used, to be sited on land owned by the Company). The rental property segment consists of residential land lease communities that generate rental and other property related income through the leasing of land to residents that are unrelated to the Company. The home sales segment sells manufactured homes to customers that are unrelated to the Company. The homes sold by the home sales segment are situated on land within the Company’s portfolio of rental property. The customers of the home sales business become residents of the Company’s rental property segment coincident with the sale of a home, at which time the customer enters into a lease with the rental property segment. No revenues are generated from transactions with other segments and no single resident or customer contributed 10% or more of total revenues during the six months ended June 30, 2006 and 2005.

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

SFAS 131, Disclosure about Segments of an Enterprise and Related Information, requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of its executive senior management team who use several generally accepted industry financial measures to assess the performance of the business. Specifically, the Company’s chief operating decision makers assess and measures rental property operating activities based on income before depreciation and contribution margins for our home sales segment.

The revenues, net income (loss), and assets for each of the reportable segments are summarized in the following tables for the three and six months ended June 30, 2006 and June 30, 2005 (in thousands).

	Three months ended June 30, 2006
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$8,870	$12,216	$—	$21,086

Home sales contribution margin	—	1,472	—	1,472
Rental property income before depreciation	5,412	—	—	5,412
Depreciation	(1,050)	—	—	(1,050)
General and administrative expenses	(417)	(574)	(4)	(995)
Interest expense	—	—	(1,878)	(1,878)
Interest and other income	—	—	91	91
Minority interest in earnings	—	—	(356)	(356)

Net income (loss)	$3,945	$898	$(2,147)	$2,696

Assets	$339,765	$31,989	$11,113	$382,776

Capital additions to:
Real estate	$18,159	$—	$—	$18,159
Capital replacements – real estate	297	—	—	297
Capital replacements – other assets	139	—	—	139
Other assets	152	216	3	371

Total	$18,747	$216	$3	$18,966

	Three months ended June 30, 2005
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$7,820	$12,411	$—	$20,231

Home sales contribution margin	—	1,190	—	1,190
Rental property income before depreciation	4,866	—	—	4,866
Depreciation	(858)	—	—	(858)
General and administrative expenses	(334)	(530)	—	(864)
Interest expense	—	—	(1,436)	(1,436)
Interest and other income	—	—	8	8
Minority interest in earnings	—	—	(340)	(340)

Net income (loss)	$3,674	$660	$(1,768)	$2,566

Assets	$280,580	$26,633	$1,590	$308,803

Capital additions to:
Real estate	$7,800	$—	$—	$7,800
Capital replacements – real estate	193	—	—	193
Capital replacements – other assets	107	—	—	107
Other assets	106	273	19	398

Total	$8,206	$273	$19	$8,498

	Six months ended June 30, 2006
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$17,651	$25,871	$—	$43,522

Home sales contribution margin	—	3,201	—	3,201
Rental property income before depreciation	10,885	—	—	10,885
Depreciation	(2,047)	—	—	(2,047)
General and administrative expenses	(762)	(1,117)	(7)	(1,886)
Interest expense	—	—	(3,502)	(3,502)
Interest and other income	—	—	144	144
Minority interest in earnings	—	—	(797)	(797)

Net income (loss)	$8,076	$2,084	$(4,162)	$5,998

Assets	$339,765	$31,898	$11,113	$382,776

Capital additions to:
Real estate	$39,685	$—	$—	$39,685
Capital replacements – real estate	961	—	—	961
Capital replacements – other assets	228	—	—	228
Other assets	348	264	47	659

Total	$41,222	$264	$47	$41,533

	Six months ended June 30, 2005
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$15,856	$21,395	$—	$37,251

Home sales contribution margin	—	1,788	—	1,788
Rental property income before depreciation	10,123	—	—	10,123
Depreciation	(1,699)	—	—	(1,699)
General and administrative expenses	(550)	(742)	(1)	(1,293)
Interest expense	—	—	(2,969)	(2,969)
Interest and other income	—	—	20	20
Casualty gain	237	—	—	237
Minority interest in earnings	—	—	(738)	(738)

Net income (loss)	$8,111	$1,046	$(3,688)	$5,469

Assets	$280,580	$26,633	$1,590	$308,803

Capital additions to:
Real estate	$31,084	$—	$—	$31,084
Capital replacements – real estate	293	—	—	293
Capital replacements – other assets	213	—	—	213
Other assets	190	382	28	600

Total	$31,780	$382	$28	$32,190

J. Stock and Dividends

Common Stock Dividends

ANL’s common stock dividend is set quarterly by ANL’s Board of Directors and is subject to change or elimination at any time. ANL paid quarterly dividends on common stock of $0.25 per share, totaling $1,961,000 and $1,901,000 for the three months ended June 30, 2006 and 2005, and $3,932,000 and $3,753,000 for the six months ended June 30, 2006 and 2005, respectively.

Preferred Stock

On February 23, 2005 and March 2, 2005, ANL sold 900,000 and 100,000 shares, respectively, of newly created 7.75% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”) in a registered public offering generating net proceeds of approximately $23,907,000, net of offering costs of $1,102,000. The net proceeds from these issuances were used to repay indebtedness including amounts outstanding under a promissory note incurred on February 4, 2005 in connection with the acquisition of property in Micco, Florida and the Company’s revolving line of credit. Holders of the Series A Preferred Stock are entitled to receive quarterly dividend payments of $0.48 per share, equivalent to $1.94 per share on an annual basis, or 7.75% of the $25 per share liquidation preference. Series A Preferred Stock is senior to common stock as to dividends and liquidation. Upon ANL’s liquidation, dissolution or winding up, before payments of distributions are made to any holders of ANL’s common stock, the holders of the Series A Preferred Stock are entitled to receive a liquidation preference of $25 per share, plus accumulated, accrued and unpaid dividends. Each share of Series A Preferred Stock is redeemable at ANL’s option beginning February 23, 2010 for cash in the amount of $25 per share, plus all accrued and unpaid dividends, if any, to the date fixed for redemption.

ANL’s preferred stock dividend is set quarterly by ANL’s Board of Directors and is subject to change or elimination at any time. The Company deducts cumulative paid and unpaid preferred stock dividends from net income to arrive at net income available to common stockholders. The Company deducted $484,000 and $484,000 for the three months ended June 30, 2006 and 2005, and $968,000 and $678,000 for the six months ended June 30, 2006 and 2005, respectively, related to cumulative unpaid preferred stock dividends.

K. Stock-Based Compensation

The Company’s Plan provides for the issuance of up to 3,000,000 shares of common stock in the form of qualified and non-qualified stock options, stock appreciation rights, limited stock appreciation rights, restricted stock and deferred stock to its directors, officers, employees and consultants. As of June 30, 2006, the Company has granted awards of stock options and restricted stock under the Plan. The exercise price for stock options may not be less than 100% of the fair value of the shares of common stock at the date of grant. Stock options generally vest ratably over 4 years and have 10-year contractual terms. All outstanding stock options are non-qualified stock options. Restricted stock awards generally vest ratably over four years. The Company uses the straight-line method to recognize expense for plans with graded vesting. Restricted stock awards are entitled to receive dividends during the vesting period. In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock which are not expected to vest are charged to compensation expense in the period paid.

As of June 30, 2006, there was approximately $2,624,000 of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.7 years. This expected cost does not include the impact of any future stock-based compensation awards. The Company recognized $379,000 and $301,000 for the three months ended June 30, 2006 and 2005, and $642,000 and $309,000 for the six months ended June 30, 2006 and 2005, respectively, in stock-based compensation expense.

Stock Options

The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton formula that uses the assumptions noted in the following table.

	2006	2005
Risk free interest rates	4.54%	4.07%
Expected dividend yield	4.03%	4.33%
Volatility factor of the expected market price of ANL’s common stock	0.136	0.142
Expected life of options	7.0 years	8.5 years

For the six months ended June 30, 2006 and 2005, the estimated weighted-average grant-date fair value of options granted was $2.84 per option and $2.36 per option, respectively. The Company assumed lives of seven to eight and a half years based on historical data and risk-free interest rates equal to the seven or eight and a half year U.S. Treasury rates on the date the options were granted. In addition, the expected stock price volatility and dividends rates were estimated based upon historical experience.

Presented below is a summary of the changes in stock options for the six months ended June 30, 2006 (share amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding-December 31, 2005	1,213	$17.24	3.94 Years
Granted	236	$24.80
Exercised	(18)	$14.04
Expired/Forfeited	(26)	$18.93

Outstanding-June 30, 2006	1,405	$18.52	4.39 Years

Exercisable at June 30, 2006	1,091	$17.05	3.03 Years

Restricted Stock

Pursuant to the Plan, the Company has awarded two general types of stock-based awards of restricted stock. Restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to forfeiture within the vesting period. The first type of award is a time-based award that vests based upon continued employment during the service period required for vesting, which is generally over a period of four years with graded vesting of 25% per year. The second type of award is a market-based award that vests based upon attaining specific stock prices and total stockholder returns over the requisite service period.

The Company issued 18,500 and 15,000 shares as time based awards of restricted stock to members of management for the six months ended June 30, 2006, and 2005, respectively, with weighted average fair values per share of $24.80 and $23.05, respectively. The time-based awards of restricted stock were issued at the fair value of ANL’s common stock on the date of issuance. The fair value of such restricted stock is amortized to compensation expense over the vesting period.

The Company issued 91,500 and 80,000 shares as market-based awards of restricted stock to members of management for the six months ended June 30, 2006 and 2005, respectively, with weighted average fair values per share of $8.09 and $8.99, respectively. In the event the market-based performance objectives are not attained, the market-based awards of restricted stock are forfeited, but the dividends paid are not forfeited.

For the six-months ended June 30, 2006 and 2005, the fair value of each share of market-based restricted stock was estimated on the grant date using a barrier option model. The Company applied risk free rates of 4.3% and 3.48% for the six months ended June 30, 2006 and 2005, respectively, which were equal to the U.S. Treasury rates on the date the market-based awards were granted with a maturity equal to the term of the award. Expected stock price volatility was estimated based upon historical experience. For the six months ended June 30, 2006 and 2005, the Company used a volatility factor of 12.9% and 14.2%, respectively.

The fair value of the market-based awards of restricted stock is amortized to compensation expense over the requisite service period. The requisite service period for market-based restricted stock awards granted during the six months ended June 30, 2006 and 2005 was three years for both grants. The principal terms of one of the market-based awards of restricted stock, also known as high performance shares (“HPS Shares”), is more fully described below.

The HPS Shares vest to the extent, if any, that the total return realized by stockholders during the measurement period exceeds the ten-year return for the Equity REIT Index prior to the date of grant, as reported by the National Association of Real Estate Investment Trusts (“NAREIT”). Total return is defined as the total of the closing price at year-end plus any dividends paid, less the closing price for the prior year-end. The total return for the Company is measured over a three-year period that ends on the final valuation date specified in connection with each grant of HPS Shares. To the extent that HPS Shares are not vested as of the final valuation date, such shares are forfeited and are returned to the Company. Vesting is achieved ratably on the final valuation date to the extent that excess value has been realized. In order for management’s HPS Shares to vest in full at a given final valuation date, the actual total return to stockholders over the applicable three-year period is required to exceed the Equity REIT Index total return by 5% per year on a compounded basis.

65,000 HPS Shares were granted in 2006 with a final measurement date of December 31, 2008. The Equity REIT Index annual compounded total return over the trailing ten years as of December 31, 2005 was 14.5%. For the 2006 HPS Shares to fully vest, the actual total return over the three-year period is required to be 19.5%. If the actual total return is between 14.5% and 19.5%, then a ratable portion of the HPS Shares would vest (for example, one half of the HPS Shares would vest if the actual total return is 17.31%). If the actual total return does not exceed 14.5%, all of the 2006 HPS Shares would be forfeited, but none of the dividends paid during the three-year period would be forfeited.

A summary of the status of the Company’s nonvested restricted stock, including market-based restricted stock, as of December 31, 2005, and changes during the six months ended June 30, 2006 is presented below (share amounts in thousands):

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	228	$12.68
Granted	110	$10.21
Vested	(32)	$16.40
Forfeited	(21)	$16.41

Nonvested at June 30, 2006	285	$11.30

Effective January 1, 2006 upon the adoption of SFAS 123(R), the Company does not record the unamortized value of restricted stock as a debit within equity. In accordance with the Emerging Issues Task Force Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee, the equity instrument is recognized when vested and related compensation cost has been recognized.

Stock-Based Compensation Correction

In the first quarter of 2005, the Company reviewed its application of SFAS 123, and management determined that the accounting for certain aspects of its accounting for stock-based compensation was in error. The Company had previously valued certain awards of performance-based restricted stock at the market value of the Company’s common stock at the date of issuance. These awards were determined to be target stock price awards that should have been recorded at fair value on the date of issuance. In addition, the Company had previously treated dividends paid on unvested shares of restricted stock as additional compensation expense until the vesting condition was satisfied. Under SFAS 123, only the dividends paid on non-vested awards that are not expected to vest are accounted for as additional compensation expense. The Company corrected these errors in first quarter 2005 to conform to the provisions of SFAS 123 for valuing target stock price awards and dividends paid on unvested awards that are expected to vest. The correction related solely to accounting treatment and did not affect the Company’s historical or future cash flows. The impact on the Company’s prior years’ earnings per share, cash from operations and stockholders’ equity was immaterial.

L. Recent Accounting Developments

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, or SFAS 140, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which was adopted effective January 1, 2006. This statement addresses the retrospective application of such changes and corrections and will be followed if and when necessary. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

M. Subsequent Events

ANL’s common stock dividend is set quarterly and is subject to change or elimination at any time. On August 1, 2006, the Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock for the quarter ended June 30, 2006, payable on August 31, 2006 to stockholders of record on August 15, 2006.

ANL’s preferred stock dividend is set quarterly and is subject to change or elimination at any time. On August 1, 2006, the Board of Directors declared a cash dividend of $0.48 per share of Series A Preferred Stock for the quarter ended June 30, 2006, payable on August 31, 2006 to stockholders of record on August 15, 2006.

On July 12, 2006, the Company issued a $2,403,000 thirteen-year, non-recourse mortgage note payable with a fixed rate of 6.63% and modified an existing $3,797,000 note, resulting in a restated $6,200,000 note payable with a blended fixed rate of 7.17% maturing on October 31, 2019. The proceeds were used to continue the development of the Company’s residential land lease communities and for general corporate purposes.

On July 26, 2006, the Company acquired an age-restricted community with 465 home sites in Sebastian, Florida, in a cash transaction for a total consideration of approximately $30,000,000, which includes the residential land lease, home sales and cable television businesses. The community is situated on 143 acres and contains 365 occupied home sites, 100 home sites fully developed and unoccupied.

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

The most significant capitalized cost is interest. We capitalize interest when the following three conditions are present: (i) expenditures for the asset have been made, (ii) activities necessary to get the asset ready for its intended use are in progress and (iii) interest cost is being incurred. Our determination of the activities in progress for a development property is subject to professional judgment. The most significant judgment is the determination to capitalize interest relating to the ownership of land being developed as new home sites. In many cases, the development activity is expected to take place over several years and in multiple phases. It is our conclusion that the entirety of each parcel is under development and is a qualifying asset. Accordingly, interest is capitalized with respect to the entire parcel until such time as development activities cease or the individual home site is ready for its intended use. We regularly review the amount of capitalized costs in conjunction with our review of impairment of long-lived assets. Based on the level of development activity for the period ended June 30, 2006, if our development activities decrease such that 10% of our assets qualifying for capitalization of interest are no longer qualified, the amount of capitalized interest would have been reduced by $179,000. Reducing capitalized interest would increase interest expense, resulting in lower net income, which would be partially offset in future periods by lower depreciation expense.

Fair Value of Financial Instruments

The aggregate fair value of our cash equivalents, receivables, payables and short-term secured debt as of June 30, 2006 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of our variable rate secured long-term debt approximates carrying value. For the fixed rate secured long-term debt, fair values have been based upon estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of the Company’s secured long-term notes payable was $201,986,000 and $159,048,000 at June 30, 2006 and December 31, 2005, respectively, as compared to the carrying value of $201,986,000 and $151,656,000 at June 30, 2006 and December 31, 2005, respectively.

Rental Property Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 5 to 50 years for buildings and 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers compared to inventory we own, inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results. On a quarterly basis, we review each home in inventory that is older than one year and evaluate our carrying amount versus recent offers, comparable sales, and our asking price in order to derive an estimate of its market value. In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales in the current period. As of June 30, 2006, $2,486,000 of our total inventory of $23,588,000 was older than one year. We recorded charges of $83,000 and $150,000 for the three months ended June 30, 2006 and 2005, and $221,000 and $223,000 for the six months ended June 30, 2006 and 2005, respectively, to write down carrying amounts to market value. If our estimate of fair market value was overstated by 10%, we would record an additional write down to fair market value, less a normalized margin, $219,000 based upon the carrying value of inventory as of June 30, 2006.

Stock-Based Compensation

Stock-based compensation expense is recorded at the fair value of awards at the date of issuance. The determination of fair value of market-based restricted stock and stock options requires the application of complex financial models and assumptions. The fair value assigned to awards at the date of issuance determines the amount of compensation expense that will be recognized over the vesting period for the award. There are alternative valuation models that may result in a valuation for awards that differs from our assessment of fair value. The application of alternative models or different valuation assumptions within the models we use will result in a fair value that is greater than or less than the fair value we assign to awards. To the extent that the alternative fair value is greater than the fair value we assign to awards, compensation expense over the vesting term of the award would increase resulting in lower net income. In addition, management must estimate the number of shares and options that will be forfeited by employees before the vesting requirements are met. We base our estimate of forfeitures on the historical forfeiture rate realized on prior awards. We revise our estimate on an ongoing basis to reflect actual forfeitures.

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

Recent Accounting Pronouncement

Adoption of SFAS No. 123 (revised 2004), Share-Based Payment

In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the fair value approach in SFAS 123(R) is similar to the fair value approach described in SFAS 123. In 2005, our Company used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees and a barrier option model to estimate the fair value of market-based restricted stock granted to employees. Our Company adopted SFAS 123(R), using the modified-prospective transition method, effective January 1, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation under SFAS 123, which also required the Company to recognize the fair value of stock-based compensation in its financial statements. Based on the terms of our Plan, the Company did not have a material cumulative effect related to the Plan. The Company elected to continue to estimate the fair value of stock options and market-based restricted stock using the Black-Scholes-Merton formula and barrier option model, respectively. Adoption of SFAS 123(R) did not have a material impact on stock-based compensation expense for the three and six months ended June 30, 2006. Further, we believe the adoption of SFAS 123(R) will not have a material impact on the Company’s future stock-based compensation expense. As of June 30, 2006, there was approximately $2,624,000 of total unrecognized compensation costs related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.7 years. This expected cost does not include the impact of any future stock-based compensation awards. The Company recognized compensation expense of $379,000 and $301,000, for the three months ended June 30, 2006 and 2005, and $642,000, and $309,000 for the six months ended June 30, 2006 and 2005, respectively.

Portfolio Summary

	Operational Home sites		Developed Home sites	Undeveloped Home sites	RV Sites	Total
As of December 31, 2005	7,283		976	1,270	129	9,658
Properties developed	—		19	(19)	—	—
New lots purchased	302		178	260		740
New leases originated	164		(164)	—	—	—
Adjust for site plan changes	—		(4)	7	—	3

As of June 30, 2006	7,749	(1)	1,005	1,518	129	10,401

(1)	As of June 30, 2006, 7,417 of these operational home sites were occupied.

Occupancy Roll Forward

	Occupied Home sites	Operational Home sites	Occupancy
As of December 31, 2005	6,947	7,283	95.4%
New home sales	199	164
Used home sales	2	—
Used homes acquired	(21)	—
Lots acquired (sold)	302	302
Homes constructed by others	14	—
Homes removed from previously leased sites	(26)	—

As of June 30, 2006	7,417	7,749	95.7%

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

For the three and six months ended June 30, 2006 and 2005, our FFO was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income available to common stockholders(1)	$2,212	$2,082	$5,030	$4,791
Adjustments:
Cumulative unpaid preferred stock dividends	484	484	968	678
Minority interest in operating partnership	356	340	797	738
Real estate depreciation	1,050	858	2,047	1,699
Casualty gain	—	—	—	(237)

FFO	$4,102	$3,764	$8,842	$7,669
Preferred stock dividends	(484)	(484)	(968)	(678)

FFO available to common stockholders	$3,618	$3,280	$7,874	$6,991

Weighted average common shares, common shares equivalents and OP Units outstanding	8,828	8,578	8,852	8,619

(1)	Represents the numerator for earnings per common share calculated in accordance with GAAP

For the six months ended June 30, 2006 and 2005, net cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2006	2005
Cash provided by operating activities	$2,531	$7,132
Cash used in investing activities	$(39,873)	$(31,578)
Cash provided by financing activities	$44,044	$24,939

RESULTS OF OPERATIONS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2006

Executive Overview

American Land Lease is in the business of owning and generating residential land leases. Our current business focuses on the ownership and generation of these leases within age-restricted (55+) communities (95% of our total home sites at June 30, 2006); we focus on these communities for the following reasons:

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

Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005

Rental Property Operations

Rental and other property revenues from our owned properties totaled $8,657,000 for the three months ended June 30, 2006 compared to $7,626,000 for the three months ended June 30, 2005, an increase of $1,031,000 or 13.5%. The increase in property operating revenue was a result of:

•	$579,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$270,000 increase in revenues from newly acquired communities,

•	$111,000 increase in the pass on of utility expenses to tenants correlated with an increase in utility expenses,

•	$44,000 increase in the pass on of property tax allocations to tenants correlated with an increase in certain property tax expense,

•	$13,000 increase in other property income,

•	$12,000 reduction in net bad debt, and a

•	$2,000 increase in rents for recreational vehicle sites.

Golf course operating revenues totaled $213,000 for the three months ended June 30, 2006 compared to $194,000 for the three months ended June 30, 2005, an increase of $19,000 or 9.8%. Golf revenues increased at two communities and decreased at one community that have adjacent golf courses.

Property operating expenses from our owned properties totaled $3,085,000 for the three months ended June 30, 2006 compared to $2,651,000 for the same period in 2005, an increase of $434,000 or 16.4%. The increase in property operating expenses was a result of:

•	$128,000 increase in utility expenses,

•	$105,000 increase in operating expenses from newly acquired communities,

•	$77,000 increase in property operating overhead,

•	$47,000 increase in property taxes,

•	$42,000 increase in insurance expenses, and a

•	$35,000 increase in salaries, wages and benefits.

During the three months ended June 30, 2005, we collected proceeds under insurance policies totaling $36,000 that related to expenses incurred in earlier periods. These proceeds related to the hurricanes that traversed Florida in August and September of 2004. As a result, there is no comparable amount for 2006.

Golf course operating expenses totaled $373,000 for the three months ended June 30, 2006 compared to $339,000 for the three months ended June 30, 2005, an increase of $34,000 or 10.0%. The increase was driven by increased golf course maintenance activities at one community in support of home sales activities.

Depreciation expense was $1,050,000 during the three months ended June 30, 2006 compared to $858,000 during the same period in 2005. The increase was due to an increase in depreciable property attributable to the continued development of previously undeveloped home sites and the acquisition of two communities in 2006.

Same store property revenues for the three months ended June 30, 2006 increased by 11.1% from the three months ended June 30, 2005, consisting of a 4.8% increase from same site rental revenues, a 6.0% increase from absorption rental site revenues and a 0.3% increase from golf revenues. Expenses related to those revenues increased 13.3% over that same period consisting of a 6.0% increase in same site rental expenses, a 5.9% increase from absorption rental site expenses and a 1.4% increase in golf expenses. Same store property net operating income increased 10.0% for the three months ended June 30, 2006. Our same store base included 95% of our property operating revenues for the three months ended June 30, 2006.

The Company believes that same store information provides the user of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statements. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the three months ended June 30, 2006 and 2005, determined in accordance with GAAP, is reflected in the following table (in thousands):

		Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Change	% Change	Contribution to Same Store % Change (1)
Same site rental revenues		$7,696	$7,333	$363	5.0%	4.8%
Absorption rental revenues		490	35	455	1300.0%	6.0%
Same site golf revenues		213	194	19	9.8%	0.3%

Same store revenues	A	8,399	7,562	837	11.1%	11.1%

Re-development and newly acquired property revenues		462	257	205	79.8%
Other income		9	1	8	800.0%

Total property revenues	C	$8,870	$7,820	$1,050	13.4%

Same site rental expenses		$2,300	$2,150	$150	7.0%	6.0%
Absorption rental expenses		147	—	147	100.0%	5.9%
Same site golf expenses		373	339	34	10.0%	1.4%

Same store expenses	B	2,820	2,489	331	13.3%	13.3%

Re-development and newly acquired property expenses		186	85	101	118.8%
Recoveries of casualty expenses related to hurricanes		—	(36)	36	-100.0%
Expenses related to offsite management (2)		452	416	36	8.7%

Total property operating expenses	D	$3,458	$2,954	$504	17.1%

Same Store net operating income	A-B	$5,579	$5,073	$506	10.0%

Total net operating income	C-D	$5,412	$4,866	$546	11.2%

(1)	Contribution to Same Store % Change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2005 period. For example, same site rental revenue increase of $363 as compared to the total same store revenues in 2004 of $7,562 is a 4.8% increase ($363 / $7,562 = 4.8%).
(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Operations

Revenues for the home sales business totaled $12,052,000 for the three months ended June 30, 2006 as compared to $12,171,000 for the three months ended June 30, 2005, with the decrease driven by lower unit sales volumes partially offset by an increase in average selling prices. Homes sold totaled 95 for the three months ended June 30, 2006 compared to 110 homes for the three months ended June 30, 2005, a decrease of 13.6%. The average selling price of new homes closed was $124,000 and $109,000, respectively, for the three months ended June 30, 2006 and 2005, an increase of 13.8%. Total cost of sales for the three months ended June 30, 2006 was $7,914,000 compared to $8,487,000 for the three months ended June 31, 2005. Resulting gross margin increases are attributable to increased selling prices and increased manufacturer rebates associated with higher purchasing volumes partially offset by increases in costs of homes purchased. Selling and marketing expenses increased $158,000 from the 2005 period primarily as a result of increased marketing costs for newly constructed subdivisions within existing communities and new communities acquired in 2006, and an increase in staff levels.

We reported income from the home sales business of $1,472,000 for the three months ended June 30, 2006 as compared to income of $1,190,000 for the three months ended June 30, 2005.

General and Administrative Expenses

During the three months ended June 30, 2006 and 2005, general and administrative expenses were $995,000 and $864,000, respectively. The increase of $131,000 was a result of:

•	$51,000 increase in stock based compensation,

•	$25,000 increase in compensation costs,

•	$15,000 increase in director fees and travel,

•	$14,000 increase in consulting and other professional fees,

•	$10,000 increase in public reporting expenses,

•	$9,000 increase in travel expenses, and a

•	$7,000 increase in other tax expenses.

Interest and Other Income

During the three months ended June 30, 2006 and 2005, interest and other income was $91,000 and $8,000, respectively. The increase of $83,000 is a result of interest earned from interest-bearing bank accounts.

Interest Expense

During the three months ended June 30, 2006 and 2005, interest expense was $1,878,000 and $1,436,000, respectively. The increase was primarily a result of new debt secured on existing properties to support development expenditures made in advance of home sales, the acquisition of two age-restricted communities, increasing interest rates on our variable-rate debt and an increase in the outstanding balance on the Company’s floor plan facility, all offset by scheduled amortization of existing long-term debt, increased capitalized interest as a result of purchasing two development communities and a decrease in the outstanding balance on the Company’s line of credit.

Preferred Dividends

During the three months ended June 30, 2006 and 2005, we deducted cumulative paid and unpaid preferred stock dividends of $484,000 and $484,000, respectively, for the 1,000,000 outstanding shares of our Series A Cumulative Redeemable Preferred Stock.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

Rental Property Operations

Rental and other property revenues from our owned properties totaled $16,968,000 for the six months ended June 30, 2006 compared to $15,263,000 for the six months ended June 30, 2005, an increase of $1,705,000 or 11.2%. The increase in property operating revenue was a result of:

•	$1,174,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$243,000 increase in revenues from newly acquired communities,

•	$206,000 increase in the pass on of utility expenses to tenants correlated with an increase in utility expenses,

•	$85,000 increase in the pass on of property tax expense to tenants correlated with an increase in certain property tax expenses, and a

•	$27,000 increase in other property income, all offset by a

•	$30,000 decrease in rents for recreational vehicle sites.

Golf course operating revenues totaled $683,000 for the six months ended June 30, 2006 compared to $593,000 for the six months ended June 30, 2005, an increase of $90,000 or 15.2%. Golf revenues increased at two communities and decreased at one other community that have adjacent golf courses.

Property operating expenses from our owned properties totaled $6,028,000 for the six months ended June 30, 2006 compared to $5,243,000 for the same period in 2005, an increase of $785,000 or 15.0%. The increase in property operating expenses was a result of:

•	$230,000 increase in utility expenses,

•	$149,000 increase in property operating overhead,

•	$125,000 increase in salaries, wages and benefits,

•	$104,000 increase in operating expenses for newly acquired communities,

•	$101,000 increase in property taxes,

•	$60,000 increase in insurance expenses, and a

•	$16,000 increase in repairs and maintenance expenses.

During the six months ended June 30, 2005, we collected proceeds under insurance policies totaling $176,000 that related to expenses incurred in earlier periods. These proceeds related to the hurricanes that traversed Florida in August and September of 2004. There was no comparable amount for 2006.

Golf course operating expenses totaled $738,000 for the six months ended June 30, 2006 compared to $666,000 for the six months ended June 30, 2005, an increase of $72,000 or 10.8% primarily due to increased insurance and maintenance cost at two courses adjacent to our communities and staffing personnel vacancies from 2005.

Depreciation expense was $2,047,000 during the six months ended June 30, 2006 compared to $1,699,000 during the same period in 2005. The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites and the acquisition of two communities in 2006.

Same store property revenues for the six months ended June 30, 2006 increased by 10.6% compared to the six months ended June 30, 2005, consisting of an 5.0% increase from same site rental revenues, a 5.0% increase from absorption rental site revenues and by 0.6% increase from golf revenues. Expenses related to those revenues increased 13.1% over that same period consisting of a 5.8% increase in same site rental expenses, a 5.8% increase from absorption rental site expenses and a 1.5% increase in golf expenses. Same store property net operating income increased 9.4% for the six months ended June 30, 2006. Our same store base included 96% of our property operating revenues for the six months ended June 30, 2006.

The Company believes that same store information provides the user of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the six months ended June 30, 2006 and 2005, determined in accordance with GAAP, is reflected in the following table (in thousands):

		Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Change	% Change	Contribution to Same Store % Change (1)
Same site rental revenues		$15,364	$14,602	$762	5.2%	5.0%
Absorption rental revenues		894	123	771	626.8%	5.0%
Same site golf revenues		683	593	90	15.2%	0.6%

Same store revenues	A	16,941	15,318	1,623	10.6%	10.6%

Re-development and newly acquired property revenues		693	532	161	30.3%
Other income		17	6	11	183.3%

Total property revenues	C	$17,651	$15,856	$1,795	11.3%

Same site rental expenses		$4,557	$4,270	$287	6.7%	5.8%
Absorption rental expenses		286	—	286	100.0%	5.8%
Same site golf expenses		738	666	72	10.8%	1.5%

Same store expenses	B	5,581	4,936	645	13.1%	13.1%

Re-development and newly acquired property expenses		276	173	103	59.5%
Recoveries of casualty expenses related to hurricanes		—	(176)	176	-100.0%
Expenses related to offsite management (2)		909	800	109	13.6%

Total property operating expenses	D	$6,766	$5,733	$1,033	18.0%

Same Store net operating income	A-B	$11,360	$10,382	$978	9.4%

Total net operating income	C-D	$10,885	$10,123	$762	7.5%

(1)	Contribution to Same Store % Change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2005 period. For example, same site rental revenue increase of $762 as compared to the total same store revenues in 2005 of $15,318 is a 5.0% increase ($762 / $15,318 = 5.0%).
(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Operations

Revenues for the home sales business totaled $25,548,000 for the six months ended June 30, 2006 as compared to $20,992,000 for the six months ended June 30, 2005, with the increase driven by increased average selling prices and an increase in unit sales volume. Homes sold totaled 199 for the six months ended June 30, 2006 compared to 187 homes for the six months ended June 30, 2005, an increase of

6.4%. The average selling price of new homes closed was $127,000 and $110,000 for the six months ended June 30, 2006 and 2005, respectively, an increase of 15.5%. Total cost of sales for the six months ended June 30, 2006 was $16,958,000 compared to $14,501,000 for the six months ended June 30, 2005. Resulting gross margin increases are attributable to increased selling prices and increased manufacturer rebates associated with higher purchasing volumes, partially offset by increases in costs of homes purchased. Selling and marketing expenses increased $673,000 from the 2005 period primarily as a result of increased marketing costs for newly constructed subdivisions within existing communities and new communities acquired in 2006, increased staff levels, and increased commissions associated with increased unit volume of home sales.

We reported income from the home sales business of $3,201,000 for the six months ended June 30, 2006 as compared to income of $1,788,000 for the six months ended June 30, 2005.

General and Administrative Expenses

During the six months ended June 30, 2006 and 2005, general and administrative expenses were $1,886,000 and $1,293,000, respectively. The increase of $593,000 was a result of:

•	$361,000 increase in compensation expense for dividends on non-vested restricted stock as a result of the correction of our accounting for stock-based compensation in 2005, including amounts related to expenses from prior periods,

•	$270,000 increase in amortization of deferred compensation largely driven by the correction of our accounting for stock-based compensation in 2005, including amounts related to expenses from prior periods,

•	$25,000 increase in directors fees and travel,

•	$18,000 increase in consulting and professional fees,

•	$9,000 increase in expenses related to being a public company, and a

•	$7,000 increase in other tax expense, all offset by a

•	$73,000 decrease in compensation costs,

•	$19,000 decrease in failed acquisition pursuit costs, and a

•	$5,000 decrease in insurance costs.

Interest and Other Income

During the six months ended June 30, 2006 and 2005, interest and other income were $144,000 and $20,000, respectively. The increase of $124,000 is a result of a $141,000 increase in interest earned on bank accounts which did not occur in 2005, offset by a $17,000 decrease in interest income related to repayment in full of interest bearing notes.

Casualty Gain

During the six months ended June 30, 2005, we collected proceeds under insurance policies totaling $237,000 that related to assets destroyed by the hurricanes that traversed Florida in August and September of 2004. There were no comparable amounts for 2006.

Interest Expense

During the six months ended June 30, 2006 and 2005, interest expense was $3,502,000 and $2,969,000, respectively. The increase is primarily a result of new debt secured on existing owned properties to support development expenditures made in advance of home sales, an increase in the outstanding balance on the Company’s floor plan facility, all offset by scheduled amortization of existing long-term debt, a decrease in the amount of variable rate debt carried by the Company, a decrease in the outstanding balance under the Company’s line of credit, and increased capitalized interest as a result of purchasing new development communities and continued development of our existing communities.

Preferred Stock Dividends

During the six months ended June 30, 2006 and 2005, we deducted cumulative paid and unpaid preferred stock dividends of $968,000 and $678,000, respectively, for the 1,000,000 outstanding shares of our Series A Cumulative Redeemable Preferred Stock. The increase of $290,000 is due to the preferred stock being outstanding for a partial quarter during the six months ended June 30, 2005 as compared to the six months ended June 30, 2006.

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

The most directly comparable financial measure that can be reconciled to GAAP is our historical return on investment in operational home sites, which is reconciled below. Our presentation of the estimated first year return on the expansion home sites cannot be directly reconciled to a comparable GAAP measure principally because there will be leases that begin in the middle of the period and we estimate the incremental operating expenses associated with these leases. The estimated first year annualized return on investment in expansion home sites should not be considered in isolation from nor is it intended to represent an alternative measure of operating income or cash flow or any other measure of performance as determined in accordance with GAAP.

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

Comparison of the Three Months Ended June 30, 2006 and 2005

The leases facilitated by the home sales business during the three months ended June 30, 2006 and 2005 are estimated to provide a first year return on investment of 8.4% and 10.7%, respectively. These returns are shown on the following page and are based upon unaudited pro forma information. This compares to our realized returns from earning sites of 8.2% for the year ended December 31, 2005. The decrease in return on expansion home sites is driven primarily by (i) increases in the per site cost of development as a result of larger lots and higher unit construction costs, (ii) increased lease incentives given in 2006 over 2005, and (iii) increases in the per site cost of development as a result of additional amenities. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our estimated first year return on investment in expansion home sites for the three months ended June 30, 2006 and 2005 is shown in the following table (in thousands, except expansion sites leased):

		Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Expansion sites leased during the period		83	94

Estimated first year annualized profit on leases originated during the period	A	$305	$340

Costs, including development costs of sites leased		$5,006	$4,153
Home sales income attributable to sites leased		1,369	973

Total costs incurred to originate ground leases	B	$3,637	$3,180

Estimated first year annualized return on investment for leases originated during the period	A/B	8.4%	10.7%

For the three months ended June 30, 2006 and 2005, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Reported income from sales operations	$1,472	$1,190
Brokerage business income	(88)	(102)
Used home sales	(15)	(115)

Adjusted income for pro forma analysis	$1,369	$973

We exclude the profits from our used home sales and brokerage business from our pro forma calculation of return on investment in expansion home sites. The profits from these activities represent profits that are not directly related to our expansion activities.

Comparison of the Six Months Ended June 30, 2006 and 2005

The leases facilitated by the home sales business during the six months ended June 30, 2006 and 2005 are estimated to provide a first year return on investment of 9.2% and 9.9%, respectively. These returns are shown on the following page and are based upon unaudited pro forma information. This compares to our realized returns from earning sites of 8.2% for the year ended December 31, 2005. The decrease in return on expansion home sites is driven primarily by (i) increases in the per site cost of development as a result of larger lots and higher unit construction costs, (ii) increases in lease incentives given in 2006 over 2005, and (iii) increases in the per site cost of development as a result of additional amenities. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our estimated first year return on investment in expansion home sites for the six months ended June 30, 2006 and 2005 is shown in the following table (in thousands, except expansion sites leased):

		Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Expansion sites leased during the period		168	159

Estimated first year annualized profit on leases originated during the period	A	$638	$623

Costs, including development costs of sites leased		$9,943	$7,769
Home sales income attributable to sites leased		3,021	1,498

Total costs incurred to originate ground leases	B	$6,922	$6,271

Estimated first year annualized return on investment for leases originated during the period	A/B	9.2%	9.9%

For the six months ended June 30, 2006 and 2005, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Reported income from sales operations	$3,201	$1,788
Brokerage business income	(165)	(178)
Used home sales	(15)	(112)

Adjusted income for pro forma analysis	$3,021	$1,498

We exclude the profits from our used home sales and brokerage business from our pro forma calculation of return on investment in expansion home sites. The profits from these activities represent profits that are not directly related to our expansion activities.

The reconciliation of our estimated first year return on investment in expansion home sites, a non-GAAP financial measure, to our return on investment in operational home sites in accordance with GAAP is shown in the following table (in thousands):

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had cash and cash equivalents of $8,497,000. Our principal activities that demand liquidity include our normal operating activities, development expenditures, payments of principal and interest on outstanding debt, acquisitions of and additional investments in properties, and payments of distributions to preferred and common stockholders and OP Unit holders. We expect to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sales of properties and cash generated from operations.

In the event that there is an economic downturn and the cash provided by operating activities is reduced or, if access to short term borrowing sources becomes restricted, the Company may be required to reduce or eliminate expenditures for the continued development of its communities and/or reduce or eliminate its preferred and common stock dividends.

We have a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at thirty-day LIBOR plus 200 basis points (7.35% at June 30, 2006). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco County, Florida and Maricopa County, Arizona with a net book value of $34,657,000. The revolving line of credit matures in December 2006. At June 30, 2006, $0 was outstanding and $16,000,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. The financial covenants of the line of credit require the Company to maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to proforma annual debt service obligations (as defined by the lender) of not less than 1.0 to 1.0 on properties securing the line of credit, to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of no more than 2.0 to 1.0, among others. Based upon the application of these covenants, as of June 30, 2006, $15,674,000 was available to the Company. The Company believes it was in compliance with all financial covenant requirements at June 30, 2006.

We have a floor plan line of credit with a floor plan lender providing a committed credit facility of $35,000,000 with a variable interest rate linked to the prime rate and spreads varying from 0.5% to 3.5%, depending on the manufacturer and age of the inventory. The floor plan line of credit is partially recourse to the Company and at June 30, 2006, 10% or $3,500,000 of the outstanding balance was recourse to the Company. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $20,029,000. At June 30, 2006, approximately $19,462,000 was outstanding, of which $3,500,000 was recourse to the Company, and approximately $15,538,000 was available under the floor plan facility. The floor plan lender’s commitment to fund future inventory purchases expires in December 2008.

Our ability to access secured and unsecured borrowings as a source of liquidity is dependent upon factors outside of our control including economic trends that impact the availability of credit from lending sources we currently utilize. Our ability to issue additional equity in the form of equity securities (including the issuance by the Operating Partnership of OP Units) is dependent upon certain factors outside of our control including returns available on alternative investments and other economic factors. The amount of cash generated by our operations is dependent upon our ability to operate the existing portfolio of revenue earning sites and to originate new earning sites through new lease originations generated by our home sales business. Our ability to generate cash through the operation of the current portfolio is dependent upon the costs we pay to acquire the goods and services required to operate the portfolio, the absence of natural disasters, such as hurricanes, that would disrupt the flow of rental income for an undeterminable time period and other factors. Our ability to generate cash through the origination of new earning sites is dependent upon our ability to market effectively to our target market customers, to originate contracts for sale of homes at our properties, thereby generating income producing leases, and to develop the undeveloped land within our portfolio in a timely fashion, and on a cost effective basis.

Operating Activities

Our net cash provided by operating activities was $2.5 million during the six months ended June 30, 2005 compared to $7.1 million during the same period in 2005. The $4.6 million decrease was primarily the result of:

•	$4.0 million decrease in cash provided by operating assets and liabilities as a result of increased business volumes and decreases in accounts payable balances from 2005, and a

•	$2.1 million increase in cash used to fund inventory in 2006 as compared to the cash used to fund inventory increases in 2005. This increase is a result of both higher average costs in inventory and a higher percentage of completion for homes in inventory, offset by a

•	$1.5 million increase in earnings before depreciation, amortization, minority interest, and casualty gain.

Investing Activities

During the six months ended June 30, 2006, the net cash used in investing activities was $39.9 million, compared with $31.6 million net cash used during the same period in 2005. The $8.3 million increase in net cash used for investing activities is primarily the result of:

•	$9.0 million increase in expenditures for capital replacements, development and improvements in 2006 as compared to 2005, primarily related to the continued and accelerated development of unleased sites,

•	$0.2 million decrease in proceeds from hurricane insurance claims for 2005,

•	$0.2 million increase in notes receivable advances,

•	$0.1 million increase in purchase of furniture, fixtures, and equipment for taxable subsidiaries classified as other assets, all offset by

•	$0.6 million decrease in expenditures related to the purchase of new development communities, and a

•	$0.6 million decrease in costs associated with capital replacements incurred in 2005 as a result of multiple hurricanes in Florida during 2004.

Financing Activities

Net cash provided by financing activities was $44.0 million for the six months ended June 30, 2006 compared with net cash provided during the same period in 2005 of $24.9 million.

The $19.1 million increase in cash provided by financing activities is primarily the result of:

Increases

•	$51.9 million increase in proceeds from secured long-term notes payable,

•	$0.4 million decrease in dividends previously accounted for as compensation expense, and a

•	$0.2 million decrease in payments to escrow funds, all offset by

Decreases

•	$23.9 million decrease in net proceeds received from the issuance of preferred stock in 2005 which did not recur in 2006,

•	$5.6 million decrease in proceeds from secured short-term financing,

•	$1.8 million decrease in proceeds from stock options exercised,

•	$0.7 million increase in payment of loan costs,

•	$0.7 million decrease on the collections of notes receivable on common stock purchases,

•	$0.5 million increase in payments of preferred stock dividends, and a

•	$0.2 million increase in payment of common stock dividends.

Dividends and Distributions

Our dividends on common and preferred stock are set quarterly by ANL’s Board of Directors and are subject to change or elimination at any time. Our primary financial objective is to maximize long term, risk adjusted returns on investment for common stockholders. While dividend policy is considered within the context of this objective, maintenance of past dividend levels is not a primary investment objective of the Company and is subject to numerous factors including the Company’s profitability, capital expenditure plans, obligations related to principal payments and capitalized interest, and the availability of debt and equity capital at terms deemed attractive by the Company to finance these expenditures. Our net operating loss may be used to offset all or a portion of our REIT taxable income, which may allow us to reduce or eliminate our dividends paid and still maintain our REIT status.

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

We have $13.1 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $178.1 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed. We have repricing and refunding risks as to the unpaid balance on these notes of $145.5 million due at maturity between 2007 and 2020.

We have an additional $10.8 million of interest only, non-recourse, secured long-term notes payable. These are variable rate loans whose rate is based on 90 day LIBOR plus spreads ranging from 1.75% to 2.5%. If LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by approximately $108,000 due to an increase in interest expense based on the outstanding balance at June 30, 2006. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have a committed secured floor plan facility that bears interest at the lender’s prime rate plus amounts ranging from 0.5% to 3.5% based upon the manufacturer and age of the inventory. If the lender’s prime rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by approximately $195,000 due to an increase in interest expense on this line of credit, based on the approximately $19.5 million outstanding balance at June 30, 2006. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information disclosed under the heading “Legal Contingencies” in Note H of the condensed consolidated financial statements of this Form 10-Q and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

Item 1A. RISK FACTORS

For discussion of our potential risks or uncertainties, please see Part 1, Item 1A, of our 2005 Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 10, 2006. There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our 2005 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 22, 2006, the Company issued 39,118 shares of its common stock in connection with its acquisition of The Grove, an age-restricted community with a projected site plan of 425 home sites in Foley, Alabama. These shares were issued to the sellers of The Grove as payment of approximately $1,000,000 of the aggregate $5,000,000 purchase price for the community. These shares were issued in a private transaction without registration pursuant to the exemptions under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D. The Company relied on these exemptions based in part on the lack of any general solicitation or advertising, the existence of contractual restrictions on resale of the shares and written acknowledgments and representations made by the purchasers in connection with the transaction.

Item 4. SUB MISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 annual meeting of the Company’s stockholders was held on May 3, 2006. At the meeting, the following matters were approved by stockholders:

1.	Election of Todd W. Sheets as a Class I Director:

Votes For	Votes Withheld
6,722,084	677,906

2.	Ratification of the selection of Ernst & Young LLP to serve as independent auditors for the Company for the fiscal year ending December 31, 2006:

Votes For	Votes Against	Abstentions
7,345,493	31,984	22,513

3.	Approval of an amendment to the Company’s 1998 Stock Incentive Plan to (i) increase the number of shares currently available for issuance by removing the 15% limitation on outstanding shares and OP Units and (ii) qualify such plan for purposes of Sections 162(m)

and 422 of the Internal Revenue Code of 1986, as amended and New York Stock Exchange shareholder approval rules:

Votes For	Votes Against	Abstentions	Broker Non-Votes
3,765,635	1,584,941	37,757	2,011,657

4.	Authorization of the granting of high performance stock awards pursuant to the 1998 Stock Incentive Plan:

Votes For	Votes Against	Abstentions	Broker Non-Votes
4,379,011	460,618	578,704	2,011,657

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated May 4, 2005 and filed on May 4, 2005).

3.2	Fourth Amended and Restated By-laws of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated April 4, 2005 and filed on April 5, 2005).

10.1	Amended and Restated Renewal Secured Promissory Note, dated June 1, 2006, by and between Transamerica Occidental Life Insurance Company, and Crystal Bay, L.L.C.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of COO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of COO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.3	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LAND LEASE INC.
(Registrant)

Date: August 8, 2006	By	/s/ Shannon E. Smith
Shannon E. Smith
Chief Financial Officer