Form 10-Q
period 2006-09-30
AMERICAN LAND LEASE INC
filed 2006-11-07
CIK 804138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐    No  ☒

As of October 30, 2006, approximately 7,797,000 shares of common stock, par value $.01 per share, were outstanding.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

(i)

PART I

FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Real estate, net of accumulated depreciation of $28,041 and $25,277, respectively, including real estate under development of $103,940 and $78,416, respectively	$374,192	$294,126
Cash and cash equivalents	311	1,795
Inventory	23,731	18,759
Other assets, net	14,845	11,236
Assets held for sale	3,874	3,773

Total Assets	$416,953	$329,689

LIABILITIES
Secured long-term notes payable	$203,428	$149,388
Secured short-term financing	43,783	19,669
Accounts payable and accrued liabilities	17,359	12,474
Liabilities related to assets held for sale	2,261	2,304

	266,831	183,835

MINORITY INTEREST IN OPERATING PARTNERSHIP	16,333	15,945
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 3,000 shares authorized, 1,000 and 1,000 shares issued and outstanding, respectively	25,000	25,000
Common stock, par value $.01 per share; 12,000 shares authorized; 9,238 and 9,346 shares issued, respectively; 7,512 and 7,620 shares outstanding (excluding treasury stock), respectively	92	93
Additional paid-in capital	289,223	288,224
Deferred compensation re restricted stock	—	(1,651)
Dividends in excess of accumulated earnings	(153,914)	(155,145)
Treasury stock, 1,726 and 1,726 shares at cost, respectively	(26,612)	(26,612)

	133,789	129,909

Total Liabilities and Stockholders’ Equity	$416,953	$329,689

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)(unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
RENTAL PROPERTY OPERATIONS
Rental and other property revenues	$9,121	$7,740	$25,801	$22,738
Golf course operating revenues	154	131	837	724

Total property operating revenues	9,275	7,871	26,638	23,462
Property operating expenses	(3,136)	(2,750)	(9,108)	(7,927)
Recovery of expenses (expenses) from casualty events	—	(21)	—	156
Golf course operating expenses	(296)	(329)	(1,034)	(995)

Total property operating expenses	(3,432)	(3,100)	(10,142)	(8,766)
Depreciation	(1,136)	(869)	(3,147)	(2,535)

Income from rental property operations	4,707	3,902	13,349	12,161
SALES OPERATIONS
Home sales revenue	12,197	13,676	37,745	34,669
Cost of home sales	(8,244)	(9,562)	(25,202)	(24,064)

Gross profit on home sales	3,953	4,114	12,543	10,605
Commissions earned on brokered sales	45	112	368	514
Commissions paid on brokered sales	(27)	(64)	(185)	(288)

Gross profit on brokered sales	18	48	183	226
Selling and marketing expenses	(2,582)	(2,550)	(8,136)	(7,431)

Income from sales operations	1,389	1,612	4,590	3,400
General and administrative expenses	(1,055)	(946)	(2,941)	(2,240)
Interest and other income	34	2	178	22
Casualty gain	—	—	—	237
Interest expense	(2,218)	(1,283)	(5,629)	(4,158)

Income before minority interest in Operating Partnership and discontinued operations	2,857	3,287	9,547	9,422
Minority interest in Operating Partnership	(330)	(391)	(1,115)	(1,121)

Income from continuing operations	2,527	2,896	8,432	8,301
DISCONTINUED OPERATIONS
Income from discontinued operations, net of minority interest in Operating Partnership	40	24	133	88

Net income	$2,567	$2,920	$8,565	$8,389

Cumulative preferred stock dividends	(485)	(484)	(1,453)	(1,162)

Net income available to common stockholders	$2,082	$2,436	$7,112	$7,227

Basic earnings from continuing operations (net of preferred stock dividends)	$0.27	$0.33	$0.93	$0.99
Basic earnings from discontinued operations	0.01	0.00	0.02	0.01

Basic earnings per common share	$0.28	$0.33	$0.95	$1.00

Diluted earnings from continuing operations (net of preferred stock dividends)	$0.26	$0.32	$0.89	$0.93
Diluted earnings from discontinued operations	0.01	0.00	0.02	0.01

Diluted earnings per common share	$0.27	$0.32	$0.91	$0.94

Weighted average common shares outstanding	7,507	7,331	7,477	7,262

Weighted average common shares and common share equivalents outstanding	7,808	7,706	7,839	7,649

Dividends paid per common share	$0.25	$0.25	$0.75	$0.75

See Notes to Condensed Consolidated Financial Statement

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation on Restricted Stock	Dividends In Excess of Accumulated Earnings	Treasury Stock Amount	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES –DECEMBER 31, 2005	1,000	$25,000	9,346	$93	$288,224	$(1,651)	$(155,145)	$(26,612)	$129,909

Exercise of options	—	—	44	—	561	—	—	—	561
Vesting of restricted stock	—	—	32	—	—	—	—	—	—
Equity compensation granted to the Board of Directors	—	—	5	—	140	—	—	—	140
Stock-based compensation	—	—	—	—	948	—	—	—	948
Stock issued for acquisition	—	—	39	1	999	—	—	—	1,000
SFAS 123R adjustment	—	—	(228)	(2)	(1,649)	1,651	—	—	—
Net income	—	—	—	—	—	—	8,565	—	8,565
Dividends paid – preferred stock	—	—	—	—	—	—	(1,453)	—	(1,453)
Dividends paid – common stock	—	—	—	—	—	—	(5,881)	—	(5,881)

BALANCES –SEPTEMBER 30, 2006	1,000	$25,000	9,238	$92	$289,223	$—	$(153,914)	$(26,612)	$133,789

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,565	$8,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,078	3,347
Revenue recognized related to acquired lease obligations	(142)	(53)
Stock-based compensation	971	607
Minority interest in Operating Partnership	1,115	1,121
Minority interest in Operating Partnership – discontinued operations	18	12
Casualty gain	—	(237)
Increase in inventory	(4,972)	(2,643)
Net change in operating assets and liabilities	1,678	3,507

Net cash provided by operating activities	11,311	14,050

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from casualty gain	—	237
Purchase of real estate	(43,480)	(15,804)
Additions to real estate, including development	(29,662)	(18,471)
Capitalized interest	(5,421)	(4,034)
Hurricane capital replacements	—	(744)
Capital replacements	(1,505)	(865)
Additions to fixed assets for taxable subsidiaries classified as other assets	(1,316)	(977)
Notes receivable advances	(533)	—
Proceeds from notes receivable	208	78

Net cash used in investing activities	(81,709)	(40,580)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from secured short-term financing	24,114	9,133
Proceeds from secured long-term notes payable borrowings	56,299	2,159
Principal payments on secured long-term notes payable	(2,300)	(2,452)
Payments of deferred financing costs	(1,546)	(854)
Payments to escrow funds	(322)	(636)
Collections of escrowed funds	187	162
Collections of notes receivable on common stock purchases	—	748
Proceeds from stock options exercised	561	2,150
Proceeds from issuance of preferred stock	—	23,902
Payments of costs associated with equity issuance	—	(24)
Dividends previously accounted for as compensation expense	—	(371)
Payments of common stock dividends	(5,881)	(5,646)
Payments of preferred stock dividends	(1,453)	(1,001)
Payments of OP Unit distributions	(745)	(732)

Net cash provided by financing activities	68,914	26,538

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,484)	8
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,795	820

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$311	$828

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid, if any, to holders of ANL’s common stock. After holding OP Units for one year, limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of ANL’s common stock in lieu of cash. At September 30, 2006, the Operating Partnership had approximately 992,000 OP Units outstanding, excluding those owned by ANL, and ANL owned 88% of the Operating Partnership.

As of September 30, 2006, based on total sites, 72% of the Company’s portfolio of residential land lease communities is located in Florida, 23% in Arizona, 4% in Alabama and 1% in New Jersey.

B. Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Interest incurred relating to the development of communities is capitalized during the development period. The Company’s strategy is to master plan, develop, and build substantially all of the home sites in its communities. Accordingly, substantially all projects, excluding finished lots where the home is available for occupancy, are undergoing development. The Company capitalized interest of approximately $2,001,000 and $1,448,000 for the three months ended September 30, 2006 and 2005, and $5,421,000 and $4,034,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

Inventory

The Company, through a taxable subsidiary corporation, maintains an inventory of homes situated within its residential land lease communities. Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required that could have a significant impact on the Company’s results of operations and cash flows. As of September 30, 2006, approximately $1,942,000 of the Company’s total inventory investment of approximately $23,731,000 was older than one year. The Company recorded charges of approximately $87,000 and $29,000 for the three months ended September 30, 2006 and 2005, and $308,000 and $252,000 for the nine months ended September 30, 2006 and 2005, respectively, to record inventory carrying amounts to market value.

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

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. Advertising expenses were $442,000 and $477,000 for the three months ended September 30, 2006 and 2005, and $1,811,000 and $1,724,000 for the nine months ended September 30, 2006 and 2005, respectively, and are included within golf course operating expenses and selling and marketing expenses in the condensed consolidated statements of income.

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

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 301,000 and 375,000 shares for the three months ended September 30, 2006 and 2005, and 362,000 and 387,000 shares for the nine months ended September 30, 2006 and 2005, respectively. Unvested stock options totaling 10,000 and 0 shares for the three month ended September 30, 2006 and 2005, respectively, were excluded from diluted earnings per share as their effect was anti-dilutive. For the nine months ended September 30, 2006 and 2005, there were no potential shares of stock excluded from diluted earnings per share as all unexercised stock options, both vested and unvested, and unvested restricted stock would be dilutive.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the fair value approach in SFAS 123(R) is similar to the fair value approach described in SFAS 123. In 2005, the Company used the Black-Scholes-Merton formula to estimate the fair value of stock options and a barrier options model to estimate the fair value of market-based restricted stock granted to employees. The Company adopted SFAS 123(R), using the modified-prospective transition method, effective January 1, 2006. Based on the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”), the Company did not have a material cumulative effect related to the adoption of SFAS 123(R). The Company elected to continue to estimate the fair value of stock options and market-based restricted stock using the Black-Scholes-Merton formula and a barrier option model, respectively. For the three and nine months ended September 30, 2006, the adoption of SFAS 123(R) did not have a material impact on stock-based compensation expense. Further, the adoption of SFAS 123(R) will not have a material impact on the Company’s future stock-based compensation expense.

Treasury Stock

On October 17, 2000, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding common stock. The timing of stock purchases is at the discretion of management. No shares were repurchased for the three and nine months ended September 30, 2006, and 2005. The Company has repurchased approximately 577,000 shares as of September 30, 2006 pursuant to this authorization.

Depreciation of Personal Property

Depreciation of personal property is reported in property operating expenses, selling and marketing expenses, or general and administrative expenses, based upon the use of the associated asset. The Company recorded depreciation expense relating to personal property of $133,000 and $115,000 for the three months ended September 30, 2006 and 2005, and $385,000 and $330,000, for the nine months ended September 30, 2006 and 2005, respectively. Depreciation is computed using the straight-line method over an estimated useful life of 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Statements of Cash Flows

The Company considers cash maintained in bank accounts, money market funds and highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Non-cash investing and financing activities for the period ended September 30, 2006 and 2005 were as follows:

	2006	2005
Issuance of common stock for:
Services by directors	$140,000	$120,000
Acquisition of an age-restricted residential land lease community	$1,000,000	$—
Real estate acquired:
By assumption of below market leases	$2,774,000	$—
By issuance of OP Units	$—	$364,000

Fair Value of Financial Instruments

The aggregate fair value of cash and cash equivalents, receivables, payables and secured short-term financing as of September 30, 2006 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of variable rate secured long-term notes payable approximates their carrying value. For the Company’s fixed rate secured long-term notes payable, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the calculated estimates of fair value cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of the Company’s secured long-term notes payable was $210,370,000 and $156,657,000 at September 30, 2006 and December 31, 2005, respectively, as compared to the carrying value of $203,428,000 and $149,388,000 at September 30, 2006 and December 31, 2005, respectively.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the 2005 consolidated financial statements used in the current period, including treatment of discontinued operations. Such reclassifications have no material effect on the amounts as originally presented.

D. Real Estate

Real estate at September 30, 2006 and December 31, 2005 is as follows (in thousands):

	September 30, 2006	December 31, 2005
Land	$88,958	$64,316
Land improvements and buildings	313,275	255,087

	402,233	319,403
Less accumulated depreciation	(28,041)	(25,277)

Real estate, net	$374,192	$294,126

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

During the nine months ended September 30, 2006, the Company acquired an age-restricted community with 465 home sites in Sebastian, Florida, in a cash transaction for a total consideration of $28,500,000. In addition to the cash consideration, approximately $1,910,000 was allocated to a liability for below-market leases, which is included in accounts payable and accrued liabilities and is amortized over the periods of the acquired leases, including estimated renewal periods. The community is situated on 145 acres and contains 365 occupied home sites and an additional 100 fully developed home sites.

During the nine months ended September 30, 2006, the Company acquired an age-restricted community with a projected site plan of 425 home sites in Foley, Alabama, in a cash and stock transaction for a total consideration of $5,000,000. As part of the consideration, 39,118 shares of the Company’s common stock were issued to the sellers. The community is situated on 112 acres and contains 91 occupied home sites, 74 home sites fully developed and unoccupied and an additional 260 home sites to be developed.

During the nine months ended September 30, 2006, the Company acquired an age-restricted community with 314 home sites in Bullhead City, Arizona, in a cash transaction for a total consideration of $11,111,000. In addition to the cash consideration, approximately $864,000 was allocated to a liability for below-market leases, which is included in accounts payable and accrued liabilities and is amortized over the periods of the acquired leases, including estimated renewal periods. The community is situated on 56 acres and contains 205 occupied home sites and an additional 109 fully developed home sites.

During the nine months ended September 30, 2005, the Company acquired a 260-acre tract of land in Micco, Florida, in a cash transaction for a total consideration of $15,700,000 for a new age-restricted community of approximately 533 home sites.

E. Casualty Events

In August and September 2004, several of the Company’s properties were impacted by the four hurricanes that traversed central Florida. Hurricanes Charley, Frances, Ivan and Jeanne damaged community amenities and resident homes. At December 31, 2004, the Company recorded $97,000 as a receivable from its insurer and had additional claims with its insurer related to recoveries of damages caused during the hurricanes in 2004 that were not included in the accounts of the Company. During the nine months ended September 30, 2005, the Company was successful in obtaining $971,000 in additional proceeds from its insurers related to the 2004 hurricanes. During the nine months ended September 30, 2005, the proceeds were accounted for as a casualty gain of approximately $237,000 and reimbursements of residual hurricane expenses of approximately $734,000, resulting in net recoveries of approximately $156,000, or $137,000 net of minority interest in the Operating Partnership. The Company’s insurance claims were closed in 2005.

F. Discontinued Operations and Assets Held For Sale

At September 30, 2006, the Company classified one property in New Jersey with an aggregate of 90 home sites as an asset held for sale. The following is a summary of the components of income from discontinued operations for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Discontinued Property Operations:

Rental and other property revenues	$137	$136	$425	$401
Property operating expenses	(27)	(44)	(83)	(111)
Interest expense	(46)	(47)	(137)	(140)
Depreciation	(18)	(17)	(54)	(50)

Income from discontinued operations before minority interest	46	28	151	100
Minority interest attributed to discontinued operations	(6)	(4)	(18)	(12)

Income from discontinued operations, net of minority interest	$40	$24	$133	$88

At September 30, 2006, no impairment loss has been recorded for the asset held for sale.

G. Secured Long-Term Notes Payable

The following table summarizes the Company’s secured long-term notes payable (in thousands):

	September 30, 2006	December 31, 2005
Fixed rate, ranging from 7.86% to 8.20%, fully amortizing, non-recourse notes maturing at various dates from 2018 through 2020	$10,599	$62,563
Fixed rate, ranging from 5.48% to 7.75%, partially amortizing, non-recourse notes maturing at various dates from 2007 through 2020	181,473	71,810
Variable rate, at 90 day LIBOR plus 175 basis points, non-recourse note maturing in 2011	11,356	15,015

	$203,428	$149,388

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

On June 1, 2006, the Company entered into a construction loan agreement and associated mortgage that provides for total advances of $26,500,000 with a variable rate of 175 basis points over the three month LIBOR rate maturing on July 1, 2011. As of September 30, 2006, the outstanding balance was $11,356,000.

On July 12, 2006, the Company issued a $2,403,000 thirteen-year, non-recourse mortgage note payable with a fixed rate of 6.63% and modified an existing $3,797,000 note, resulting in a restated $6,200,000 note payable with a blended fixed rate of 7.17% maturing on October 31, 2019. The note allows the Company to obtain additional earn out advances of $7,250,000 over the next six years.

H. Secured Short-Term Financing

On July 25, 2006, the Company issued a $10,000,000 short-term note payable with a variable rate of 200 basis points over the 1-month LIBOR rate (7.32% at September 30, 2006) maturing on January 25, 2007. The note is secured by real property and improvements located in Indian River County, Florida with a net book value of $30,569,000.

The Company has a revolving line of credit with a bank with a total commitment of $16,000,000 with a variable rate of 200 basis points over the 1-month LIBOR rate (7.32% at September 30, 2006). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco Counties, Florida and Maricopa County, Arizona with a net book value of $36,757,000. The revolving line of credit matures in December 2006. At September 30, 2006, $9,970,000 was outstanding and $6,030,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. The financial covenants of the line of credit require the Company to maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to pro forma annual debt service obligations (as defined by the lender) of not less than 1.1 to 1.0 on properties securing the line of credit, to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of not more than 2.0 to 1.0, among others. Based upon the application of these covenants, as of September 30, 2006, $15,557,000 was available to the Company. The Company believes it was in compliance with all financial covenant requirements at September 30, 2006.

The Company has a floor plan line of credit with a floor plan lender providing a committed credit facility of $35,000,000 with a variable interest rate linked to the prime rate and spreads varying from 0.25% to 3.5%, depending on the manufacturer and age of the inventory. Individual advances mature between 360 days and 720 days based on the aging of the Company’s inventory. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $22,062,000. At September 30, 2006, approximately $23,813,000 was outstanding, of which $3,079,000 was recourse to the Company, and approximately $11,187,000 was available under the floor plan credit facility. The financial covenants of the floor plan line of credit require the Company to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of not more than 2.0 to 1.0, among others. The Company believes it was in compliance with all financial covenant requirements at September 30, 2006. The floor plan lender’s commitment to fund future inventory purchases expires in September 2009.

I. Commitments and Contingencies

Commitments

In the ordinary course of business, the Company has entered into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of residential land lease communities. The unpaid balance of these contracts remaining at September 30, 2006 is approximately $14,744,000.

As of September 30, 2006, the Company’s outstanding purchase obligations with manufacturers of homes to be constructed in the Company’s communities totaled $1,042,000.

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

J. Segment Reporting

The Company has two reportable segments: rental property (ownership of land leases, land development, investment acquisition and disposition) and home sales (sale of homes, both new and used, to be sited on land owned by the Company). The rental property segment consists of residential land lease communities that generate rental and other property related income through the leasing of land to residents that are unrelated to the Company. The home sales segment sells homes to customers that are unrelated to the Company. The homes sold by the home sales segment are situated on land within the Company’s portfolio of rental property. The customers of the home sales business become residents of the Company’s rental property segment coincident with the sale of a home, at which time the customer enters into a lease with the rental property segment. No revenues are generated from transactions with other segments and no single resident or customer contributed 10% or more of total revenues during the nine months ended September 30, 2006 and 2005.

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

The revenues, net income (loss), and assets for each of the reportable segments are summarized in the following tables for the three and nine months ended September 30, 2006 and September 30, 2005 (in thousands).

	Three months ended September 30, 2006
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$9,275	$12,242	$—	$21,517

Home sales contribution margin	$—	$1,389	$—	$1,389
Rental property income before depreciation	5,843	—	—	5,843
Depreciation	(1,136)	—	—	(1,136)
General and administrative expenses	(453)	(600)	(2)	(1,055)
Interest expense	—	—	(2,218)	(2,218)
Interest and other income	—	—	34	34
Income from discontinued operations	40	—	—	40
Minority interest in earnings	—	—	(330)	(330)

Net income (loss)	$4,294	$789	$(2,516)	$2,567

Assets	$381,196	$33,320	$2,437	$416,953

Capital additions to:
Real estate	$42,629	$—	$—	$42,629
Capital replacements – real estate	235	—	—	235
Capital replacements – other assets	220	—	—	220
Other assets	516	492	52	1,060

Total	$43,600	$492	$52	$44,144

	Three months ended September 30, 2005
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$7,871	$13,788	$—	$21,659

Home sales contribution margin	$—	$1,612	$—	$1,612
Rental property income before depreciation	4,771	—	—	4,771
Depreciation	(869)	—	—	(869)
General and administrative expenses	(348)	(598)	—	(946)
Interest expense	—	—	(1,283)	(1,283)
Interest and other income	—	—	2	2
Income from discontinued operations	24	—	—	24
Minority interest in earnings	—	—	(391)	(391)

Net income (loss)	$3,578	$1,014	$(1,672)	$2,920

Assets	$292,825	$23,043	$699	$316,567

Capital additions to:
Real estate	$7,814	$—	$—	$7,814
Capital replacements – real estate	219	—	—	219
Capital replacements – other assets	140	—	—	140
Other assets	236	138	3	377

Total	$8,409	$138	$3	$8,550

	Nine months ended September 30, 2006
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$26,638	$38,113	$—	$64,751

Home sales contribution margin	$—	$4,590	$—	$4,590
Rental property income before depreciation	16,496	—	—	16,496
Depreciation	(3,147)	—	—	(3,147)
General and administrative expenses	(1,206)	(1,727)	(8)	(2,941)
Interest expense	—	—	(5,629)	(5,629)
Interest and other income	—	—	178	178
Income from discontinued operations	133	—	—	133
Minority interest in earnings	—	—	(1,115)	(1,115)

Net income (loss)	$12,276	$2,863	$(6,574)	$8,565

Assets	$381,196	$33,320	$2,437	$416,953

Capital additions to:
Real estate	$82,314	$—	$—	$82,314
Capital replacements – real estate	1,196	—	—	1,196
Capital replacements – other assets	309	—	—	309
Other assets	711	540	96	1,347

Total	$84,530	$540	$96	$85,166

	Nine months ended September 30, 2005
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$23,462	$35,183	$—	$58,645

Home sales contribution margin	$—	$3,400	$—	$3,400
Rental property income before depreciation	14,696	—	—	14,696
Depreciation	(2,535)	—	—	(2,535)
General and administrative expenses	(905)	(1,334)	(1)	(2,240)
Interest expense	—	—	(4,158)	(4,158)
Interest and other income	—	—	22	22
Casualty gain	237	—	—	237
Income from discontinued operations	88	—	—	88
Minority interest in earnings	—	—	(1,121)	(1,121)

Net income (loss)	$11,581	$2,066	$(5,258)	$8,389

Assets	$292,825	$23,043	$699	$316,567

Capital additions to:
Real estate	$38,898	$—	$—	$38,898
Capital replacements – real estate	512	—	—	512
Capital replacements – other assets	353	—	—	353
Other assets	426	520	31	977

Total	$40,189	$520	$31	$40,740

K. Stock and Dividends

Common Stock Dividends

ANL’s common stock dividend is set quarterly by ANL’s Board of Directors and is subject to change or elimination at any time. ANL paid quarterly dividends on common stock of $0.25 per share, totaling $1,949,000 and $1,893,000 for the three months ended September 30, 2006 and 2005, and $5,881,000 and $5,646,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

ANL’s preferred stock dividend is set quarterly by ANL’s Board of Directors and is subject to change or elimination at any time. The Company deducts cumulative paid and unpaid preferred stock dividends from net income to arrive at net income available to common stockholders. The Company deducted $485,000 and $484,000 for the three months ended September 30, 2006 and 2005, and $1,453,000 and $1,162,000 for the nine months ended September 30, 2006 and 2005, respectively, related to cumulative unpaid preferred stock dividends.

L. Stock-Based Compensation

The Company’s Plan provides for the issuance of up to 3,000,000 shares of common stock in the form of qualified and non-qualified stock options, stock appreciation rights, limited stock appreciation rights, restricted stock and deferred stock to its directors, officers, employees and consultants. As of September 30, 2006, the Company has granted awards of stock options and restricted stock under the Plan. The exercise price for stock options may not be less than 100% of the fair value of the shares of common stock at the date of grant. Stock options generally vest ratably over 4 years and have 10-year contractual terms. All outstanding stock options are non-qualified stock options. Restricted stock awards generally vest ratably over four years. The Company uses the straight-line method to recognize expense for plans with graded vesting. Restricted stock awards are entitled to receive dividends during the vesting period. In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock which are not expected to vest are charged to compensation expense in the period paid. As of September 30, 2006, there was approximately $2,288,000 of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.6 years. This expected cost does not include the impact of any future stock-based compensation awards. The Company recognized $329,000 and $290,000 for the three months ended September 30, 2006 and 2005, and $971,000 and $599,000 for the nine months ended September 30, 2006 and 2005, respectively, in stock-based compensation expense.

Stock Options

The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton formula that uses the assumptions noted in the following table.

	2006	2005
Risk free interest rates	4.54%	4.07%
Expected dividend yield	4.03%	4.33%
Volatility factor of the expected market price of ANL’s common stock	0.136	0.142
Expected life of options	7.0 years	8.5 years

For the nine months ended September 30, 2006 and 2005, the estimated weighted-average grant-date fair value of options granted was $2.84 per option and $2.36 per option, respectively. The Company assumed lives of seven to eight and a half years based on historical data and risk-free interest rates equal to the seven or eight and a half year U.S. Treasury rates on the date the options were granted. In addition, the expected stock price volatility and dividends rates were estimated based upon historical experience.

Presented below is a summary of the changes in stock options for the nine months ended September 30, 2006 (share amounts in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding-December 31, 2005	1,213	$17.24	3.94 Years

Granted	236	$24.80
Exercised	(44)	$12.90
Expired/Forfeited	(26)	$18.93

Outstanding-September 30, 2006	1,379	$18.64	4.13 Years

Exercisable at September 30, 2006	1,068	$17.17	2.74 Years

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

The Company issued 18,500 and 15,000 shares as time based awards of restricted stock to members of management for the nine months ended September 30, 2006, and 2005, respectively, with weighted average fair values per share of $24.80 and $23.05, respectively. The time-based awards of restricted stock were issued at the fair value of ANL’s common stock on the date of issuance. The fair value of such restricted stock is amortized to compensation expense over the vesting period.

The Company issued 91,500 and 80,000 shares as market-based awards of restricted stock to members of management for the nine months ended September 30, 2006 and 2005, respectively, with weighted average fair values per share of $8.09 and $8.99, respectively. In the event the market-based performance objectives are not attained, the market-based awards of restricted stock are forfeited, but the dividends paid are not forfeited.

For the nine-months ended September 30, 2006 and 2005, the fair value of each share of market-based restricted stock was estimated on the grant date using a barrier option model. The Company applied risk free rates of 4.3% and 3.48% for the nine months ended September 30, 2006 and 2005, respectively, which were equal to the U.S. Treasury rates on the date the market-based awards were granted with a maturity equal to the term of the award. Expected stock price volatility was estimated based upon historical experience. For the nine months ended September 30, 2006 and 2005, the Company used a volatility factor of 12.9% and 14.2%, respectively.

The fair value of the market-based awards of restricted stock is amortized to compensation expense over the requisite service period. The requisite service period for market-based restricted stock awards granted during the nine months ended September 30, 2006 and 2005 was three years for both grants. The principal terms of one of the market-based awards of restricted stock, also known as high performance shares (“HPS Shares”), is more fully described below.

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

A summary of the status of the Company’s nonvested restricted stock, including market-based restricted stock, as of December 31, 2005, and changes during the nine months ended September 30, 2006 is presented below (share amounts in thousands):

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	228	$12.68
Granted	110	$10.90
Vested	(33)	$16.40
Forfeited	(21)	$16.38

Nonvested at September 30, 2006	284	$11.28

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

M. Recent Accounting Developments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently reviewing the effect of this Statement on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS 109, (“FIN 48”). FIN 48 provides interpretive guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect of this Interpretation on its consolidated financial statements.

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

N. Subsequent Events

ANL’s common stock dividend is set quarterly and is subject to change or elimination at any time. On November 1, 2006, the Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock for the quarter ended September 30, 2006, payable on November 30, 2006 to stockholders of record on November 16, 2006.

ANL’s preferred stock dividend is set quarterly and is subject to change or elimination at any time. On November 1, 2006, the Board of Directors declared a cash dividend of $0.48 per share of Series A Preferred Stock for the quarter ended September 30, 2006, payable on November 30, 2006 to stockholders of record on November 16, 2006.

On October 11, 2006, the Company issued a $3,209,000 nine-year, non-recourse mortgage note payable with a fixed rate of 6.15% maturing on January 1, 2016. The proceeds were used to continue the development of the Company’s residential land lease communities and for general corporate purposes.

On October 17, 2006, the Company issued a $7,250,000 ten-year, non-recourse mortgage note payable with a fixed rate of 6.06% maturing on February 28, 2017. The note will be interest only for five years and allows the Company to obtain additional earn out advances of $3,750,000 over the next two years. The interest rate on the earn out advances is also fixed at 6.06%. The proceeds were used to continue the development of the Company’s residential land lease communities and for general corporate purposes.

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

The most significant capitalized cost is interest. We capitalize interest when the following three conditions are present: (i) expenditures for the asset have been made, (ii) activities necessary to get the asset ready for its intended use are in progress and (iii) interest cost is being incurred. Our determination of the activities in progress for a development property is subject to professional judgment. The most significant judgment is the determination to capitalize interest relating to the ownership of land being developed as new home sites. In many cases, the development activity is expected to take place over several years and in multiple phases. It is our conclusion that the entirety of each parcel is under development and is a qualifying asset. Accordingly, interest is capitalized with respect to the entire parcel until such time as development activities cease or the individual home site is ready for its intended use. We regularly review the amount of capitalized costs in conjunction with our review of impairment of long-lived assets. Based on the level of development activity for the nine-month period ended September 30, 2006, if our development activities decrease such that 10% of our assets qualifying for capitalization of interest are no longer qualified, the amount of capitalized interest would have been reduced by $542,000. If development activities had stopped at the beginning of the nine month period ended September 30, 2006 such that all of our assets qualifying for capitalization of interest were no longer qualified, the amount of capitalized interest would have been reduced by $5,421,000. Reducing capitalized interest would increase interest expense, resulting in lower net income, which would be partially offset in future periods by lower depreciation expense.

Fair Value of Financial Instruments

The aggregate fair value of our cash equivalents, receivables, payables and short-term secured debt as of September 30, 2006 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of our variable rate secured long-term debt approximates carrying value. For the fixed rate secured long-term debt, fair values have been based upon estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of the Company’s secured long-term notes payable was $210,370,000 and $156,657,000 at September 30, 2006 and December 31, 2005, respectively, as compared to the carrying value of $203,428,000 and $149,388,000 at September 30, 2006 and December 31, 2005, respectively.

Rental Property Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 5 to 50 years for buildings and 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers compared to inventory we own, inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results. On a quarterly basis, we review each home in inventory that is older than one year and evaluate our carrying amount versus recent offers, comparable sales, and our asking price in order to derive an estimate of its market value. In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales in the current period. As of September 30, 2006, $1,942,000 or 8% of our total inventory of $23,731,000 was older than one year. We recorded charges of $87,000 and $29,000 for the three months ended September 30, 2006 and 2005, and $308,000 and $252,000 for the nine months ended September 30, 2006 and 2005, respectively, to write down carrying amounts to market value. If our estimate of fair market value was overstated by 10%, we would record an additional write down to fair market value, less a normalized margin, of $146,000 based upon the carrying value of inventory as of September 30, 2006.

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

Recent Accounting Pronouncement

Adoption of SFAS No. 123 (revised 2004), Share-Based Payment

In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the fair value approach in SFAS 123(R) is similar to the fair value approach described in SFAS 123. In 2005, our Company used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees and a barrier option model to estimate the fair value of market-based restricted stock granted to employees. Our Company adopted SFAS 123(R), using the modified-prospective transition method, effective January 1, 2006. Prior to January 1, 2006, the Company accounted for stock-based compensation under SFAS 123, which also required the Company to recognize the fair value of stock-based compensation in its financial statements. Based on the terms of our Plan, the Company did not have a material cumulative effect related to the Plan. The Company elected to continue to estimate the fair value of stock options and market-based restricted stock using the Black-Scholes-Merton formula and barrier option model, respectively. Adoption of SFAS 123(R) did not have a material impact on stock-based compensation expense for the three and nine months ended September 30, 2006. Further, we believe the adoption of SFAS 123(R) will not have a material impact on the Company’s future stock-based compensation expense. As of September 30, 2006, there was approximately $2,288,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.6 years. This expected cost does not include the impact of any future stock-based compensation awards. The Company recognized compensation expense of $329,000 and $290,000, for the three months ended September 30, 2006 and 2005, and $971,000, and $599,000 for the nine months ended September 30, 2006 and 2005, respectively.

Portfolio Summary

	Operational Home sites	Developed Home sites	Undeveloped Home sites	RV Sites	Total
As of December 31, 2005	7,283	976	1,270	129	9,658
Properties developed	—	19	(19)	—	—
Redevelopment of lots	(114)	114	—	—	—
New lots purchased	667	278	260		1,205
New leases originated	240	(240)	—	—	—
Adjust for site plan changes	(1)	(5)	164	—	158

As of September 30, 2006	8,075 (1)	1,142	1,675	129	11,021

(1)	As of September 30, 2006, 7,862 of these operational home sites were occupied.

Occupancy Roll Forward

	Occupied Home sites	Operational Home sites	Occupancy
As of December 31, 2005	6,947	7,283	95.4%
New home sales	292	240
Used home sales	4	—
Used homes acquired	(30)	—
Redevelopment of lots	—	(114)
Lots acquired	667	667
Homes constructed by others	15	—
Homes removed from previously leased sites	(33)	(1)

As of September 30, 2006	7,862	8,075	97.4%

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

The Board of Governors of NAREIT defines FFO as net income or loss, computed in accordance with GAAP, excluding gains and losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition and include adjustments for the minority interest in the Operating Partnership owned by persons other than us.

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

For the three and nine months ended September 30, 2006 and 2005, our FFO was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income available to common stockholders(1)	$2,082	$2,436	$7,112	$7,227
Adjustments:
Cumulative unpaid preferred stock dividends	485	484	1,453	1,162
Minority interest in operating partnership	330	391	1,115	1,121
Minority interest related to discontinued operations	6	4	18	12
Depreciation from discontinued operations	18	17	54	50
Real estate depreciation	1,136	869	3,147	2,535
Casualty gain	—	—	—	(237)

FFO	$4,057	$4,201	$12,899	$11,870
Preferred stock dividends	(485)	(484)	(1,453)	(1,162)

FFO available to common stockholders	$3,572	$3,717	$11,446	$10,708

Weighted average common shares, common share equivalents and OP Units outstanding	8,800	8,688	8,831	8,629

(1)	Represents the numerator for earnings per common share calculated in accordance with GAAP

For the nine months ended September 30, 2006 and 2005, net cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Cash provided by operating activities	$11,311	$14,050
Cash used in investing activities	$(81,709)	$(40,580)
Cash provided by financing activities	$68,914	$26,538

RESULTS OF OPERATIONS FOR THE

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

Executive Overview

American Land Lease is in the business of owning and generating residential land leases. Our current business focuses on the ownership and generation of these leases within age-restricted (55+) communities (96% of our total home sites at September 30, 2006); we focus on these communities for the following reasons:

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

This business model presents a number of challenges and risks for the Company’s management. Several of these risks are:

•	Community operations require management of expenses throughout the year while revenue increases are established on an annual basis.

•	The continued development of additional home sites is a capital-intensive activity that requires substantial investments to be made in advance of returns.

•	Older homes may depreciate or become obsolete, thereby reducing the value of the property that effectively secures our lease.

•	Changes in the interest rate environment may have an adverse impact our new home sales customer’s ability to realize sufficient proceeds from the sale of their present homes, therefore limiting their financial ability to acquire new homes in our communities.

•	The cost of developing additional home sites and communities may increase at a rate or to a level that may exceed the costs projected at the point of the initial investment by the Company.

•	Changes in governmental or other regulatory agencies may adversely impact the timing of development. During the third quarter of 2006, the Company learned that a new municipality was formed that impacts the Company’s Sebastian Beach and Tennis Village project on the east coast of Florida. Know as the Town of Grant-Valkaria, the new municipality does not have a building department and the election of the first mayor and town council will be held on November 7, 2006. While the county continues to inspect the project, we are unable to project what impact the formation of the town may ultimately have on timing of the project.

•	Based upon the above and other factors, the rate of sale of new homes may be substantially slower than projected at the point of the initial investment by the Company, resulting in returns on investment materially different from original projections.

•	The Company contracts with third parties for key elements of its home construction process. The supply of labor for the Company’s building trade subcontractors has been adversely impacted by the demand for residential housing, thereby extending cycle times for home completion. The extension of cycle time may negatively impact the Company’s business through higher carrying costs for its inventory (principally interest and insurance expense), lower rental revenues as a result of delayed home closings and missed sales opportunities as a result of uncompleted unsold homes.

•	There are additional challenges that might occur as a result of hurricane seasons:

•	The costs of hurricane clean up and repair may not be fully covered by insurance policies, which may result in higher than projected capital spending.

•	Our residents’ homes may have damage that exceeds the insurance proceeds available under homeowner’s policies, thereby limiting residents’ ability to restore their homes to their pre-hurricane condition. In some instances, this may result in a temporary loss of occupancy. This occupancy loss may be largely, but not entirely, insured under the Company’s business interruption policies.

•	The extent of claims made against properties in our asset class may have a material impact on the cost of insurance for both the Company and our residents, thereby increasing the Company’s operating costs at a rate in excess of rental rate increases and limiting our residents’ ability to reinvest in their homes at the same rate enjoyed before the hurricanes. The cost and availability of homeowners’ insurance purchased by our home sales customers may impact the timing of home closings.

•	The severity and number of hurricanes that impacted Florida may result in a slowing rate of home sales on our expansion sites, thereby reducing the rate of absorption and lowering the Company’s return on investment.

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005

Rental Property Operations

Rental and other property revenues from our owned properties totaled $9,121,000 for the three months ended September 30, 2006 compared to $7,740,000 for the three months ended September 30, 2005, an increase of $1,381,000 or 17.8%. The increase in property operating revenue was a result of:

•	$696,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$676,000 increase in revenues from newly acquired communities, and a

•	$71,000 increase in the pass on of utility expenses to tenants correlated with an increase in utility expenses, all offset by

•	$54,000 decrease in other property income, and a

•	$8,000 reduction in recoveries in excess of bad debt expense.

Golf course operating revenues totaled $154,000 for the three months ended September 30, 2006 compared to $131,000 for the three months ended September 30, 2005, an increase of $23,000 or 17.6%. Golf revenues increased at each of our three golf courses as a result of additional annual membership fees in 2006 as compared to 2005.

Property operating expenses from our owned properties totaled $3,136,000 for the three months ended September 30, 2006 compared to $2,750,000 for the same period in 2005, an increase of $386,000 or 14.0%. The increase in property operating expenses was a result of:

•	$222,000 increase in operating expenses from newly acquired communities,

•	$120,000 increase in utility expenses,

•	$57,000 increase in property taxes,

•	$26,000 increase in insurance expenses, and a

•	$24,000 increase in tenant related legal fees, all offset by

•	$35,000 decrease in repairs, maintenance and other administrative expenses, and a

•	$28,000 decrease in property operating overhead.

During the three months ended September 30, 2005, we had expenses totaling $21,000 that related to earlier periods. These expenses related to the hurricanes that traversed Florida in August and September of 2004. As a result, there is no comparable amount for 2006.

Golf course operating expenses totaled $296,000 for the three months ended September 30, 2006 compared to $329,000 for the three months ended September 30, 2005, a decrease of $33,000 or 10.0%. The decrease was driven by a reclassification of depreciation expense on real estate assets offset by increased utility and insurance costs.

Depreciation expense was $1,136,000 during the three months ended September 30, 2006 compared to $869,000 during the same period in 2005. The increase was due to an increase in depreciable property attributable to the continued development of previously undeveloped home sites and the acquisition of three communities in 2006.

Same store property revenues for the three months ended September 30, 2006 increased by 10.0% from the three months ended September 30, 2005, consisting of a 4.4% increase from same site rental revenues, a 5.3% increase from absorption rental site revenues and a 0.3% increase from golf revenues. Expenses related to those revenues increased 6.0% over that same period consisting of a 3.6% increase in same site rental expenses, a 3.6% increase from absorption rental site expenses and a 1.2% decrease in golf expenses. Same store property net operating income increased 12.0% for the three months ended September 30, 2006. Our same store base included 90% of our property operating revenues for the three months ended September 30, 2006.

The Company believes that same store information provides the user of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statements. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the three months ended September 30, 2006 and 2005, determined in accordance with GAAP, is reflected in the following table (in thousands):

		Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Change	% Change	Contribution to Same Store % Change (1)
Same site rental revenues		$7,661	$7,327	$334	4.6%	4.4%
Absorption rental revenues		577	171	406	237.4%	5.3%
Same site golf revenues		154	131	23	17.6%	0.3%

Same store revenues	A	8,392	7,629	763	10.0%	10.0%

Re-development and newly acquired property revenues		883	242	641	264.9%

Total property revenues	C	$9,275	$7,871	$1,404	17.8%

Same site rental expenses		$2,315	$2,223	$92	4.1%	3.6%
Absorption rental expenses		93	—	93	100.0%	3.6%
Same site golf expenses		296	329	(33)	(10.0)%	(1.2)%

Same store expenses	B	2,704	2,552	152	6.0%	6.0%

Re-development and newly acquired property expenses		305	96	209	217.7%
Recoveries of casualty expenses related to hurricanes		—	(21)	21	100.0%
Expenses related to offsite management (2)		423	473	(50)	10.6%

Total property operating expenses	D	$3,432	$3,100	$332	10.7%

Same Store net operating income	A-B	$5,688	$5,077	$611	12.0%

Total net operating income	C-D	$5,843	$4,771	$1,072	22.5%

(1)	Contribution to Same Store % Change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2005 period. For example, same site rental revenue increase of $334 as compared to the total same store revenues in 2005 of $7,629 is a 4.4% increase ($334 / $7,629 = 4.4%).
(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Operations

Revenues for the home sales business totaled $12,197,000 for the three months ended September 30, 2006 as compared to $13,676,000 for the three months ended September 30, 2005, with the decrease driven by lower unit sales volumes partially offset by an increase in average selling prices. Homes sold totaled 92 for the three months ended September 30, 2006 compared to 115 homes for the three months ended September 30, 2005, a decrease of 20.0%.

A summary of our home sales activities for the three months ended September 30, 2006 and 2005 is highlighted in the following table:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Unit Change	Percent Change
New home closings	92	115	(23)	(20.0)%
New home contracts	81	145	(64)	(44.1)%
New home backlog	51	157	(106)	(67.5)%
Home resales	2	4	(2)	(50.0)%
Brokered home closings	20	45	(25)	(55.6)%

The average selling price of new homes closed was $129,000 and $117,000, respectively, for the three months ended September 30, 2006 and 2005, an increase of 10.3%. Total cost of sales for the three months ended September 30, 2006 was $8,244,000 compared to $9,562,000 for the three months ended September 31, 2005. Resulting gross margin increases are attributable to increased selling prices and increased manufacturer rebates associated with higher purchasing volumes partially offset by increases in costs of homes purchased. Selling and marketing expenses increased $32,000 from the 2005 period primarily as a result of increased marketing costs for newly constructed subdivisions within existing communities and new communities acquired in 2006, and an increase in staff levels.

We reported income from the home sales business of $1,389,000 for the three months ended September 30, 2006 as compared to income of $1,612,000 for the three months ended September 30, 2005.

General and Administrative Expenses

During the three months ended September 30, 2006 and 2005, general and administrative expenses were $1,055,000 and $946,000, respectively. The increase of $109,000 was a result of:

•	$45,000 increase in compensation costs,

•	$40,000 increase in stock based compensation,

•	$25,000 increase in failed acquisition pursuit costs,

•	$13,000 increase in public reporting expenses, and a

•	$6,000 increase in travel expenses, all offset by a

•	$20,000 decrease in meetings, seminars and other expenses.

Interest and Other Income

During the three months ended September 30, 2006 and 2005, interest and other income was $34,000 and $2,000, respectively. The increase of $32,000 is a result of interest earned from interest-bearing bank accounts.

Interest Expense

During the three months ended September 30, 2006 and 2005, interest expense was $2,218,000 and $1,283,000, respectively. The increase was primarily a result of new debt secured on existing properties to acquire three age-restricted communities and to fund development expenditures made in advance of home sales coupled with rising interest rates on our variable-rate debt, higher outstanding balance on the Company’s line of credit and higher outstanding balances on the Company’s floor plan facility, all offset by scheduled amortization of existing long-term debt and additional capitalized interest as a result of purchasing three development communities and continued development of our existing communities.

Preferred Stock Dividends

During the three months ended September 30, 2006 and 2005, we deducted cumulative paid and unpaid preferred stock dividends of $485,000 and $484,000, respectively, for the 1,000,000 outstanding shares of our Series A Cumulative Redeemable Preferred Stock.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

Rental Property Operations

Rental and other property revenues from our owned properties totaled $25,801,000 for the nine months ended September 30, 2006 compared to $22,738,000 for the nine months ended September 30, 2005, an increase of $3,063,000 or 13.5%. The increase in property operating revenue was a result of:

•	$1,843,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$947,000 increase in revenues from newly acquired communities,

•	$276,000 increase in the pass on of utility expenses to tenants correlated with an increase in utility expenses, and a

•	$78,000 increase in the pass on of property tax expense to tenants correlated with an increase in certain property tax expenses, all offset by a

•	$30,000 decrease in other income,

•	$30,000 decrease in RV property income, and a

•	$21,000 reduction in recoveries in excess of bad debt expense.

Golf course operating revenues totaled $837,000 for the nine months ended September 30, 2006 compared to $724,000 for the nine months ended September 30, 2005, an increase of $113,000 or 15.6%. Golf revenues increased at two communities and decreased at one other community that have adjacent golf courses.

Property operating expenses from our owned properties totaled $9,108,000 for the nine months ended September 30, 2006 compared to $7,927,000 for the same period in 2005, an increase of $1,181,000 or 14.9%. The increase in property operating expenses was a result of:

•	$358,000 increase in utility expenses,

•	$338,000 increase in operating expenses for newly acquired communities,

•	$153,000 increase in property taxes,

•	$120,000 increase in property operating overhead,

•	$72,000 increase in property insurance,

•	$65,000 increase in salaries, wages and benefits,

•	$54,000 increase in tenant legal fees, and a

•	$21,000 increase in other property level expenses.

During the nine months ended September 30, 2005, we collected proceeds under insurance policies totaling $156,000 that related to expenses incurred in earlier periods. These proceeds related to the hurricanes that traversed Florida in August and September of 2004. There was no comparable amount for 2006.

Golf course operating expenses totaled $1,034,000 for the nine months ended September 30, 2006 compared to $995,000 for the nine months ended September 30, 2005, an increase of $39,000 or 3.9% primarily due to increased insurance and maintenance cost at two courses adjacent to our communities.

Depreciation expense was $3,147,000 during the nine months ended September 30, 2006 compared to $2,535,000 during the same period in 2005. The increase was a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites and the acquisition of three communities in 2006.

Same store property revenues for the nine months ended September 30, 2006 increased by 10.4% compared to the nine months ended September 30, 2005, consisting of a 4.7% increase from same site rental revenues, a 5.2% increase from absorption rental site revenues and a 0.5% increase from golf revenues. Expenses related to those revenues increased 10.9% over that same period consisting of a 5.2% increase in same site rental expenses, a 5.2% increase from absorption rental site expenses and a 0.5% increase in golf expenses. Same store property net operating income increased 10.2% for the nine months ended September 30, 2006. Our same store base included 94% of our property operating revenues for the nine months ended September 30, 2006.

The Company believes that same store information provides the user of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the nine months ended September 30, 2006 and 2005, determined in accordance with GAAP, is reflected in the following table (in thousands):

		Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Change	% Change	Contribution to Same Store % Change (1)
Same site rental revenues		$22,739	$21,664	$1,075	5.0%	4.7%
Absorption rental revenues		1,470	293	1,177	401.7%	5.2%
Same site golf revenues		837	724	113	15.6%	0.5%

Same store revenues	A	25,046	22,681	2,365	10.4%	10.4%

Re-development and newly acquired property revenues		1,592	781	811	103.8%

Total property revenues	C	$26,638	$23,462	$3,176	13.5%

Same site rental expenses		$6,810	$6,427	$383	6.0%	5.2%
Absorption rental expenses		384	—	384	100.0%	5.2%
Same site golf expenses		1,034	995	39	3.9%	0.5%

Same store expenses	B	8,228	7,422	806	10.9%	10.9%

Re-development and newly acquired property expenses		592	278	314	112.9%
Recoveries of casualty expenses related to hurricanes		—	(156)	156	100.0%
Expenses related to offsite management (2)		1,322	1,222	100	8.2%

Total property operating expenses	D	$10,142	$8,766	$1,376	15.7%

Same Store net operating income	A-B	$16,818	$15,259	$1,559	10.2%

Total net operating income	C-D	$16,496	$14,696	$1,800	12.2%

(1)	Contribution to Same Store % Change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2005 period. For example, same site rental revenue increase of $1,075 as compared to the total same store revenues in 2005 of $22,681 is a 4.7% increase ($1,075 / $22,681 = 4.7%).
(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Operations

Revenues for the home sales business totaled $37,745,000 for the nine months ended September 30, 2006 as compared to $34,669,000 for the nine months ended September 30, 2005, with the increase driven by increased average selling prices offset by a decrease in unit sales volume. Homes sold totaled 292 for the nine months ended September 30, 2006 compared to 302 homes for the nine months ended September 30, 2005, a decrease of 3.3%.

A summary of our home sales activities for the nine months ended September 30, 2006 and 2005 is highlighted in the following table:

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Unit Change	Percent Change
New home closings	292	302	(10)	(3.3)%
New home contracts	262	365	(103)	(28.2)%
New home backlog	51	157	(106)	(67.5)%
Home resales	5	11	(6)	(54.5)%
Brokered home closings	136	196	(60)	(30.6)%

The average selling price of new homes closed was $127,000 and $112,000 for the nine months ended September 30, 2006 and 2005, respectively, an increase of 13.4%. Total cost of sales for the nine months ended September 30, 2006 was $25,202,000 compared to $24,064,000 for the nine months ended September 30, 2005. Resulting gross margin increases are attributable to increased selling prices and increased manufacturer rebates associated with higher purchasing volumes, partially offset by increases in costs of homes purchased. Selling and marketing expenses increased $705,000 from the 2005 period primarily as a result of increased marketing costs for newly constructed subdivisions within existing communities, new communities acquired in 2006 and increased operating expenses such as utilities and insurance.

We reported income from the home sales business of $4,590,000 for the nine months ended September 30, 2006 as compared to income of $3,400,000 for the nine months ended September 30, 2005.

General and Administrative Expenses

During the nine months ended September 30, 2006 and 2005, general and administrative expenses were $2,941,000 and $2,240,000, respectively. The increase of $701,000 was a result of:

•	$384,000 increase in amortization of deferred compensation largely driven by the correction of our accounting for stock-based compensation in 2005, including amounts related to expenses from prior periods,

•	$286,000 increase in compensation expense for dividends on non-vested restricted stock as a result of the correction of our accounting for stock-based compensation in 2005, including amounts related to expenses from prior periods,

•	$28,000 increase in expenses related to public company reporting,

•	$25,000 increase in directors fees and travel,

•	$9,000 increase in travel costs,

•	$7,000 increase in other tax expense, and a

•	$6,000 increase in failed acquisition pursuit costs, all offset by a

•	$27,000 decrease in salaries, wages and benefits,

•	$7,000 decrease in consulting and professional fees,

•	$5,000 decrease in insurance costs, and a

•	$5,000 decrease in meetings and seminars costs.

Interest and Other Income

During the nine months ended September 30, 2006 and 2005, interest and other income were $178,000 and $22,000, respectively. The increase of $156,000 was a result of a $174,000 increase in interest earned on higher cash balances maintained in 2006, offset by a $18,000 decrease in interest income related to repayment in full of officer loans in 2005. In compliance with current regulations, the Company has not made loans to executive officers since January 1, 2001.

Casualty Gain

During the nine months ended September 30, 2005, we collected proceeds under insurance policies totaling $237,000 that related to assets destroyed by the hurricanes that traversed Florida in August and September of 2004. There were no comparable amounts for 2006.

Interest Expense

During the nine months ended September 30, 2006 and 2005, interest expense was $5,629,000 and $4,158,000, respectively. The increase is primarily a result of new debt secured on existing owned properties to acquire three age-restricted communities and to fund development expenditures made in advance of home sales coupled with rising interest rates on our variable-rate debt, higher outstanding balances under the Company’s line of credit, and higher outstanding balances on the Company’s floor plan facility, all offset by scheduled amortization of existing long-term debt, a decrease in the amount of variable rate debt carried by the Company, and additional capitalized interest as a result of purchasing three development communities and continued development of our existing communities.

Preferred Stock Dividends

During the nine months ended September 30, 2006 and 2005, we deducted cumulative paid and unpaid preferred stock dividends of $1,453,000 and $1,162,000, respectively, for the 1,000,000 outstanding shares of our Series A Cumulative Redeemable Preferred Stock. The increase of $291,000 is due to the preferred stock being outstanding for a portion of quarter during the nine months ended September 30, 2005 as compared to the entirety of the nine months ended September 30, 2006.

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

Comparison of the Three Months Ended September 30, 2006 and 2005

The leases facilitated by the home sales business during the three months ended September 30, 2006 and 2005 are estimated to provide a first year return on investment of 8.0% and 12.1%, respectively. These returns are shown on the following page and are based upon unaudited pro forma information. This compares to our realized returns from earning sites of 8.2% for the year ended December 31, 2005. The decrease in return on expansion home sites is driven primarily by (i) increases in the per site cost of development as a result of larger lots and higher unit construction costs, (ii) increased lease incentives given in 2006 over 2005, and (iii) increases in the per site cost of development as a result of additional amenities. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our estimated first year return on investment in expansion home sites for the three months ended September 30, 2006 and 2005 is shown in the following table (in thousands, except expansion sites leased):

		Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Expansion sites leased during the period		76	92

Estimated first year annualized profit on leases originated during the period	A	$269	$369

Costs, including development costs of sites leased		$4,714	$4,607
Home sales income attributable to sites leased		1,370	1,564

Total costs incurred to originate ground leases	B	$3,344	$3,037

Estimated first year annualized return on investment for leases originated during the period	A/B	8.0%	12.1%

For the three months ended September 30, 2006 and 2005, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005
Reported income from sales operations	$1,389	$1,612
Brokerage business income	(18)	(48)
Used home sales	(1)	—

Adjusted income for pro forma analysis	$1,370	$1,564

We exclude the profits from our used home sales and brokerage business from our pro forma calculation of return on investment in expansion home sites. The profits from these activities represent profits that are not directly related to our expansion activities.

Comparison of the Nine Months Ended September 30, 2006 and 2005

The leases facilitated by the home sales business during the nine months ended September 30, 2006 and 2005 are estimated to provide a first year return on investment of 8.8% and 10.6%, respectively. These returns are shown on the following page and are based upon unaudited pro forma information. This compares to our realized returns from earning sites of 8.2% for the year ended December 31, 2005. The decrease in return on expansion home sites is driven primarily by (i) increases in the per site cost of development as a result of larger lots and higher unit construction costs, (ii) increases in lease incentives given in 2006 over 2005, and (iii) increases in the per site cost of development as a result of additional amenities. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our estimated first year return on investment in expansion home sites for the nine months ended September 30, 2006 and 2005 is shown in the following table (in thousands, except expansion sites leased):

		Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Expansion sites leased during the period		244	263

Estimated first year annualized profit on leases originated during the period	A	$906	$992

Costs, including development costs of sites leased		$14,657	$12,376
Home sales income attributable to sites leased		4,389	3,042

Total costs incurred to originate ground leases	B	$10,268	$9,334

Estimated first year annualized return on investment for leases originated during the period	A/B	8.8%	10.6%

For the nine months ended September 30, 2006 and 2005, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Reported income from sales operations	$4,590	$3,400
Brokerage business income	(183)	(226)
Used home sales	(18)	(132)

Adjusted income for pro forma analysis	$4,389	$3,042

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

1 Our return on investment in operational sites reflects our income from and investment in sites that were leased for the first time during the year ended December 31, 2005. For these leases, the income reported above includes less than a full twelve months of operating results. Consequently, when compared to the investment we have made in these home sites, the return on investment during the year ended December 31, 2005 is less than the return when measured using a full twelve months of operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had cash and cash equivalents of $311,000. Our principal activities that demand liquidity include our normal operating activities, development expenditures, payments of principal and interest on outstanding debt, acquisitions of and additional investments in properties, and payments of distributions to preferred and common stockholders and OP Unit holders. We expect to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sales of properties and cash generated from operations.

In the event that there is an economic downturn and the cash provided by operating activities is reduced or, if access to short term borrowing sources becomes restricted, the Company may be required to reduce or eliminate expenditures for the continued development of its communities and/or reduce or eliminate its preferred and common stock dividends.

The Company has a revolving line of credit with a bank with a total commitment of $16,000,000 with a variable rate of 200 basis points over the 1-month LIBOR rate (7.32% at September 30, 2006). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco Counties, Florida and Maricopa County, Arizona with a net book value of $36,757,000. The revolving line of credit matures in December 2006. At September 30, 2006, $9,970,000 was outstanding and $6,030,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. The financial covenants of the line of credit require the Company to maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to pro forma annual debt service obligations (as defined by the lender) of not less than 1.1 to 1.0 on properties securing the line of credit, to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of not more than 2.0 to 1.0, among others. Based upon the application of these covenants, as of September 30, 2006, $15,557,000 was available to the Company. The Company believes it was in compliance with all financial covenant requirements at September 30, 2006.

The Company has a floor plan line of credit with a floor plan lender providing a committed credit facility of $35,000,000 with a variable interest rate linked to the prime rate and spreads varying from 0.25% to 3.5%, depending on the manufacturer and age of the inventory. Individual advances mature between 360 days and 720 days based on the aging of the Company’s inventory. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $22,062,000. At September 30, 2006, approximately $23,813,000 was outstanding, of which $3,079,000 was recourse to the Company, and approximately $11,187,000 was available under the floor plan credit facility. The financial covenants of the floor plan line of credit require the Company to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of not more than 2.0 to 1.0, among others. The Company believes it was in compliance with all financial covenant requirements at September 30, 2006. The floor plan lender’s commitment to fund future inventory purchases expires in September 2009.

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

Operating Activities

Our net cash provided by operating activities was $11.3 million during the nine months ended September 30, 2005 compared to $14.1 million during the same period in 2005. The $2.8 million decrease was primarily the result of:

•	$1.8 million decrease in cash provided by operating assets and liabilities as a result of increased business volumes and decreases in accounts payable balances from 2005, and a

•	$2.3 million increase in cash used to fund inventory in 2006 as compared to the cash used to fund inventory increases in 2005. This increase is a result of both higher average costs in inventory and a higher percentage of completion for homes in inventory, offset by a

•	$1.3 million increase in earnings before depreciation, amortization, minority interest, and casualty gain.

Investing Activities

During the nine months ended September 30, 2006, the net cash used in investing activities was $81.7 million, compared with $40.6 million net cash used during the same period in 2005. The $41.1million increase in net cash used for investing activities is primarily the result of:

•	$27.6 million increase in expenditures related to the purchase of three new age-restricted communities,

•	$13.2 million increase in expenditures for capital replacements, development and improvements in 2006 as compared to 2005, primarily related to the continued development of unleased sites,

•	$0.5 million increase in notes receivable advances,

•	$0.4 million increase in purchase of furniture, fixtures, and equipment for taxable subsidiaries classified as other assets, and a

•	$0.2 million decrease in proceeds from hurricane insurance claims for 2005, all offset by a

•	$0.7 million decrease in costs associated with capital replacements incurred in 2005 as a result of multiple hurricanes in Florida during 2004, and a

•	$0.1 million increase in proceeds from notes receivable.

Financing Activities

Net cash provided by financing activities was $68.9 million for the nine months ended September 30, 2006 compared with net cash provided during the same period in 2005 of $26.5 million.

The $42.4 million increase in cash provided by financing activities is primarily the result of:

Increases

•	$54.1 million increase in proceeds from secured long-term notes payable,

•	$15.0 million increase in proceeds from secured short-term financing,

•	$0.4 million decrease in dividends previously accounted for as compensation expense,

•	$0.3 million decrease in payments to escrow funds, and a

•	$0.2 million decrease in principal payments on secured long-term notes payable, all offset by

Decreases

•	$23.9 million decrease in net proceeds received from the issuance of preferred stock in 2005 which did not recur in 2006,

•	$1.6 million decrease in proceeds from stock options exercised,

•	$0.7 million increase in payment of loan costs,

•	$0.7 million decrease in proceeds from notes receivable on common stock purchases,

•	$0.5 million increase in payments of preferred stock dividends, and a

•	$0.2 million increase in payment of common stock dividends.

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

We have $10.6 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $181.5 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed. We have repricing and refunding risks as to the unpaid balance on these notes of $148.3 million due at maturity between 2007 and 2020.

We have an $11.4 million interest only, non-recourse, secured long-term note payable. This is a variable rate loan and bears interest at 90 day LIBOR plus 175 basis points. If LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by approximately $114,000 due to an increase in interest expense based on the outstanding balance at September 30, 2006. We have repricing and refunding risks as to the unpaid balance due at maturity of this note in 2011.

We have a committed secured floor plan facility that bears interest at the lender’s prime rate plus amounts ranging from 0.25% to 3.5% based upon the manufacturer and age of the inventory. If the lender’s prime rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by approximately $238,000 due to an increase in interest expense on this line of credit, based on the approximately $23.8 million outstanding balance at September 30, 2006. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note in 2009.

We have a $10.0 million interest only secured short-term note payable. This is a variable rate loan and bears interest at 30 day LIBOR plus 200 basis points. If LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by approximately $100,000 due to an increase in interest expense based on the outstanding balance at September 30, 2006. We have repricing and refunding risks as to the unpaid balance due at maturity of this note in 2007.

We have a $16.0 million line of credit that bears interest at 30 day LIBOR plus 200 basis points. If LIBOR increased immediately by 1% then our annual income before minority interest in the Operating Partnership and cash flows would decrease by approximately $100,000 due to an increase in interest expense based on the approximate 10.0 million outstanding balance at September 30, 2006. We have repricing and refunding risks as to the unpaid balance due at the maturity of this line of credit in December 2006.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The information disclosed under the heading “Legal Contingencies” in Note I of the condensed consolidated financial statements of this Form 10-Q and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

Item 1A. RISK FACTORS

For discussion of our potential risks or uncertainties, please see Part 1, Item 1A, of our 2005 Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 10, 2006. There have been no material changes to the risk factors disclosed in Part 1, Item 1A, of our 2005 Annual Report on Form 10-K.

Item 6. EXHIBITS

Exhibit No.	Description

3.1	Third Amended and Restated Certificate of Incorporation of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated May 4, 2005 and filed on May 4, 2005).

3.2	Fourth Amended and Restated By-laws of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated April 4, 2005 and filed on April 5, 2005).

10.1	Amended and Restated Wholesale Security Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, dated August 17, 2006 filed on August 22, 2006).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of COO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of COO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.3	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LAND LEASE INC.
(Registrant)

Date: November 7, 2006	By	/s/ Shannon E. Smith
Shannon E. Smith
Chief Financial Officer