Form 10-K
period 2006-12-31
AMERICAN LAND LEASE INC
filed 2007-03-12
CIK 804138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-9360

AMERICAN LAND LEASE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-1038736
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

29399 U.S. Hwy 19 North, Suite 320 Clearwater, Florida, 33761	727-726-8868
(Address of Principal Executive Offices)	(Registrant’s Telephone Number)

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange, Inc.
Class A Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange, Inc.

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filer  ☐                                    Accelerated filer  ☒                                     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $157.6 million as of June 30, 2006. For purposes of this determination, the registrant excluded shares of common stock known to be held by officers, directors and each person who or which owns 10% or more of the registrant’s outstanding common stock because those person might be deemed affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. As of March 2, 2007, there were approximately 7,963,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10–K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMERICAN LAND LEASE, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2006

i

PART I

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report on Form 10-K (“Annual Report”) and our filings with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as well as information communicated orally or in writing between the dates of these SEC filings, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include projections relating to our cash flow, dividends, anticipated returns on real estate investments and opportunities to acquire additional communities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, and performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of home sites; competition; the availability of real estate assets at prices which meet our investment criteria; our ability to reduce expense levels, implement rent increases, use leverage and other risks set forth in this Annual Report and our other SEC filings. In addition to the risks above, the Company’s continued qualification as a real estate investment trust (“REIT”) involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended. Readers should carefully review the Company’s financial statements and the notes thereto, as well as the risk factors described in this Annual Report and the other the documents that the Company files from time to time with the SEC. American Land Lease assumes no obligation and does not intend to update these forward-looking statements.

Item 1.	Business

The Company

American Land Lease, Inc., a Delaware corporation, is a self-administered and self-managed REIT engaged in the ownership, development, expansion, management, and acquisition of residential land lease communities. Residential land lease communities own home sites that are leased to owners of homes situated on the leased land and own various amenities provided for common use by the homeowners. The amenities may include features that support the lifestyle of the community such as a clubhouse, pool, tennis courts, golf course, or marina. The communities consist of one or more subdivisions with features comparable to any typical residential subdivision, including central entrances, paved streets, signage and monumentation, and in some instances, sidewalks. We collect various amounts from the homeowners in our communities related to the lease of the home site, use of common facilities and areas, maintenance of lawns and common areas, collection of trash, providing water and wastewater services, payment of ad valorem taxes, operation of security services and maintenance of common infrastructure. The extent of the services provided varies by community.

In May 1997, American Land Lease, Inc. contributed its net assets to Asset Investors Operating Partnership, L.P. (the “Operating Partnership”) in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership’s initial capital. Except as the context otherwise requires, “we,” “our,” “us,” “ANL” and the “Company” refer to American Land Lease, Inc., the Operating Partnership and all majority-owned subsidiaries. We conduct our business through the Operating Partnership. We do not own all of the interests in the Operating Partnership. Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The holders of OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends, if any, paid to holders of our common stock. After holding OP Units for one year, limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption by exchanging shares of our common stock in lieu of cash. At December 31, 2006, the Operating Partnership had a total of 8,657,000 partnership units outstanding and we owned 7,664,000 partnership units comprising 88% of the Operating Partnership. As of December 31, 2006, 100%, or approximately 993,000, of the OP Units held by limited partners had been held for at least one year and were eligible for redemption by the holders thereof.

As of December 31, 2006, we held interests as owner in 31 residential land lease communities, one of which includes a recreational vehicle park, with an approximate total of 8,044 operational home sites, 1,192 developed home sites, 1,566 undeveloped home sites and 129 recreational vehicle sites. Based on total home sites, 72% of the Company’s portfolio of residential land lease communities is located in Florida, 23% in Arizona and 5% in Alabama. An operational home site is defined as a home site that is or has been occupied by a home owned by a resident. A developed home site is defined as a home site for which infrastructure is complete, but either a home has not yet been constructed or the home constructed has not been occupied by a resident. An undeveloped home site is defined as a planned home site under active development for which the infrastructure is not complete. A recreational vehicle site is defined as a site that is equipped to allow a recreational vehicle to connect to water and electricity.

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

Our principal executive offices are located at 29399 U.S. Hwy 19 North, Suite 320, Clearwater, Florida 33761, and our telephone number is (727) 726-8868. Our common stock, par value $.01 per share (“common stock”) and our preferred stock (“preferred stock”), par value $.01, are listed on the New York Stock Exchange (“NYSE”) under the symbol “ANL” and “ANL-PA,” respectively. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to such reports and other documents we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available as soon as reasonably practicable after we electronically file such material and free of charge through our Internet Web site at www.americanlandlease.com. The information contained on our Web site is not incorporated into this Annual Report.

Recent Developments

2006 Events

Continuing Conversion of Undeveloped Home Sites and Developed Home Site Inventory to Leased Sites

We own an inventory of developed vacant sites within our portfolio of residential land lease communities. In addition, we own undeveloped land that is contiguous to existing occupied communities, and we own two communities that we are developing from raw land. Our development activities convert the undeveloped land into developed home sites. As of December 31, 2006, 908 of our total 1,566 undeveloped lots were being improved pursuant to construction contracts with the remaining 658 lots in various stages of permitting and design. Our home sales business facilitates the conversion of these developed home sites into leased sites with long-term cash flows through the sale of homes to future residents. In 2006, we entered into 362 new land leases in connection with the purchase of new homes, a 15.8% decrease in this activity compared to the prior year. The changes in our leased sites for the year ended December 31, 2006 are shown in the table below:

Changes in Leased Sites for Year Ended December 31, 2006
New leases facilitated by home sales	362
Leases terminated through removal of home or our repossession, approximately 64% to facilitate redevelopment	(74)
Sales of homes previously repossessed	6
Leased sites acquired	667
Leased sites sold	(90)
New leases originated as a result of homes sold by others	15

Net increase in leased sites	886

Property Acquisitions

During 2006, we acquired an age-restricted community with approximately 465 home sites in Sebastian, Florida, in a cash transaction for a total consideration of $28.5 million. At the acquisition date, the community known as Park Place contained 365 occupied home sites and an additional 100 developed home sites.

During 2006, we acquired an age-restricted community with a projected site plan of 425 home sites in Foley, Alabama, in a cash and stock transaction for a total consideration of $5.0 million. As part of the consideration, 39,118 shares of the Company’s common stock were issued to the sellers. At the acquisition date, the community known as The Grove contained 91 occupied home sites, 74 developed home sites and an additional 260 home sites to be developed.

During 2006, we acquired an age-restricted community with 314 home sites in Bullhead City, Arizona, in a cash transaction for a total consideration of $11.1 million. At the acquisition date, the community known as The Reserve at Fox Creek contained 211 occupied home sites and an additional 103 developed home sites.

Debt Financings

During 2006, we closed fixed rate loans totaling $77.8 million with an average interest rate of 6.09% and one construction loan totaling $11.4 million with a variable rate at the three-month London Interbank Offered Rate (“LIBOR”) plus 175 basis points. In addition, we executed a conversion feature contained in certain variable rate non-recourse notes to convert $15.0 million of variable rate notes to fixed rate debt with an average interest rate of 6.04%.

During 2006, we modified our revolving line of credit with our current lender. We reduced our variable interest rate from 200 basis points over the one-month LIBOR rate to a range between 150 to 175 basis points over the one-month LIBOR. The line of credit is secured by real property and improvements located in St. Lucie, Lake and Pasco Counties, Florida and Maricopa County, Arizona.

During 2006, we modified our floor plan facility with our current lender, which we use to finance the Company’s inventory of homes. This credit facility increased from $25.0 million to $35.0 million and our variable interest rate was reduced from prime plus 50 to 350 basis points, depending on the manufacturer and age of the inventory, to prime rate plus 25 basis points on all inventory units.

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

From time to time we offer for sale certain real estate properties that are inconsistent with our long-term investment strategies.

Industry and Business Background

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

Modern residential land lease communities are similar to typical residential subdivisions containing central entrances, paved streets, curbs and gutters, and parkways. The communities frequently provide a clubhouse for social activities and recreation and other amenities, which may include golf courses, marinas, swimming pools, shuffleboard courts and laundry facilities. Utilities are provided, or arranged for, by the owner of the community. Community lifestyles, promoted by community managers, include a wide variety of social activities that promote a sense of neighborhood. The communities provide attractive and affordable housing for retirees, empty nesters and start-up or single parent families.

Residential land lease communities are primarily characterized as “all age” communities or “age-restricted” communities. In “age-restricted” communities, one of the residents must be at least 55 years old in a minimum of 80% of the homes, and in “all age” communities, there are no age restrictions on residents. We generally invest in age-restricted communities. At December 31, 2006, 95% of our total home sites were in age-restricted communities.

The owner of a home in our communities leases from us the site on which the home is located and acquires the right to utilize the community common areas and amenities. Typically, the leases are on a month-to-month or year-to-year basis, renewable upon the consent of both parties or, in some instances, as provided by statute for a term of four years. In some circumstances, we offer a 99-year non-transferable lease to residents in order to enable the resident to have some of the benefits of an owner of real property, including creditor protection laws in some states. In one instance, we acquired leases that contained 35 year original terms and were transferable to successor residents. These leases can be cancelled, depending on state law, for non-payment of rent, violation of community rules and regulations, or other specified defaults. Generally, rental rate increases are made on an annual basis. The size of these rental rate increases depends upon the policies that are in place at each community. We may, as an inducement to new homebuyers, make rent concessions, including fixed rental rates. Rental increases may be based on fixed dollar amounts, percentage amounts, inflation indices, or they may depend entirely on local market conditions. We own interests in the underlying land, utility connections, streets, lighting, driveways, common area amenities and other capital improvements and are responsible for enforcement of community guidelines and maintenance. Each homeowner within the residential land lease communities is responsible for the maintenance of his or her home and leased site, including lawn care in some communities.

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

Financial Information about Industry Segments

We operate in two reportable segments: real estate (ownership of land leases, land development, investment acquisition and disposition) and home sales (sale of homes, both new and used, to be sited on land owned by the Company). See the consolidated financial statements and related notes, in Item 8 of this Annual Report.

Growth and Operating Strategies

Our primary objective is to maximize total risk-adjusted stockholder returns over the long term by increasing our operating cash flow which increases our net asset value and increasing the amount and predictability of Funds From Operations, or “FFO” (as defined by the National Association of Real Estate Investment Trusts), per share, less an allowance for capital replacement spending. For a description of the meaning of FFO, see the discussion entitled, “Funds From Operations,” in Item 7 of this Annual Report. We implement operating and financing strategies to achieve our objectives, which include the following:

•	improving net operating income from our existing portfolio of residential land lease communities;

•	redeveloping residential land lease communities;

•	leasing unoccupied sites in our development portfolio, through the sale of homes by our home sales subsidiary;

•	acquiring additional communities at values that are accretive on a per share basis; and

•	acquiring additional development property that is suitable for development as a residential land lease community.

Company Policies

Management has adopted specific policies to accomplish our objective of increasing net asset value and increasing the amount and predictability of our FFO on a per share basis, less a reserve for capital replacements. These policies include:

•

acquiring residential land lease communities that have potential for long-term appreciation of value through, among other things, rent increases, expense efficiencies and in-community home site development;

•	improving the profitability of our communities through management of occupancy, rent collection, community development and operating expense controls;

•

providing capital replacement expenditures in support of the continued maintenance of our communities (expenditures per developed home site were approximately $184, $149 and $125 for 2006, 2005 and 2004, respectively);

•

developing and maintaining resident satisfaction and a reputation for quality communities through maintenance of the physical condition of our communities and providing activities that improve the community lifestyle;

•

using our home sales subsidiary to increase the occupancy rate at our communities by selling homes to be situated on presently unoccupied sites at our development communities and selling previously owned homes in all communities;

•	using our home sales subsidiary to upgrade the quality of homes placed on home sites within the community;

•	developing additional home sites on land we own that may or may not be contiguous to existing communities;

•

seeking to limit our exposure to downturns in regional real estate markets by diversifying the location of our portfolio of communities (at the end of year 2006, based on total home sites, 72% of our properties were in Florida, 23% were in Arizona and 5% were in Alabama);

•	increasing our financial returns through the use of leverage, primarily long-term, non-recourse debt and preferred stock;

•	managing our exposure to interest rate fluctuations by utilizing primarily long-term, fixed-rate debt (88% of our total debt was fixed rate at the end of year 2006); and

•	recruiting and retaining capable management and professional staff at the community management level and above.

Future Acquisitions

Our acquisition of interests in residential land lease communities can take many forms. In many cases, we acquire title in fee simple to the community or acquire ownership of entities that have fee simple title to the community. Alternatively, we may accomplish this goal by making participating loans to others that are non-recourse to the borrowers and secured by the properties. In general, these participating mortgages earn interest at fixed rates and, in addition, participate in profits or revenues from the community. We may undertake these activities directly or through joint venture arrangements.

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

We are actively seeking to acquire additional communities and we are currently engaged in various stages of negotiations relating to the possible acquisitions of a number of communities. The acquisitions of interests in additional communities or other business activities could result in changes in our capital structure through the issuance, or assumption, of additional debt and the issuance of equity.

When evaluating and structuring potential acquisitions, we consider several factors including, but not limited to, the cost, location, amenities, current and projected cash flow, regulatory environment and the effects the acquisitions would have on our REIT status.

Expansion of Existing Communities

We expect to increase the number of leased home sites and the amount of earnings generated from our existing portfolio of residential land lease communities through marketing campaigns aimed at increasing new home sales that result in the origination of new leases and increased occupancy. We also expect to seek expansion through future acquisitions and expansion of the number of sites available to be leased to residents at our existing communities, if justified by local market conditions and permitted by zoning and other applicable laws. As of December 31, 2006, we held interests in 31 communities with approximately 8,044 operational home sites, 1,192 developed home sites, 1,566 undeveloped home sites and 129 recreational vehicle sites.

There can be no assurance that the growth and operating strategies can be achieved, in whole or in part. For additional risk factors related to our business, see Item 1A on page 10 of this Annual Report.

Competition

There are numerous housing alternatives that compete with our residential land lease communities in attracting residents. Our properties compete for residents with other residential land lease communities, multifamily rental apartments, single-family homes and condominiums. The number of competitors and relative price of competing alternatives in a particular area have a material effect on our ability to attract and retain residents, and on the rents we are able to charge for home sites. The relative price of competing products are measured based upon the total cost of occupancy to the resident. Historically, mortgage finance rates for manufactured homes have been higher for borrowers of equivalent credit when compared to mortgage finance rates available for single-family, site-built housing on land owned in fee simple. In addition, the cost of insurance for manufactured homes has increased and, in certain instances, insurance has not been available for a period of time.

In acquiring assets, we compete with other REITs, pension funds, insurance companies, and other investors, many of which have greater financial resources than we do and the ability to procure more attractively priced capital.

Acquisition of Our Inventory of Homes

We do not manufacture the homes we sell. Generally, we purchase them directly from various companies engaged in manufacturing homes. We do not believe we have any concentration risk with respect to the suppliers of our inventory of homes. However, in some instances, our purchasing volume is significant and we are able to negotiate favorable pricing, delivery schedules and other terms from certain manufacturers. From time to time, we have also acquired homes for resale through acquisitions of other residential land lease communities and foreclosures.

Taxation of the Company

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, commencing with our taxable year ended December 31, 1986, and we intend to continue to operate in such a manner. Our current and continuing qualification as a REIT depends on our ability to meet the various requirements imposed by the Internal Revenue Code of 1986, through actual operating results, including income and asset requirements, distribution levels and diversity of stock ownership.

If we qualify for taxation as a REIT, we will generally not be subject to federal corporate income tax on our net income that is currently distributed to stockholders. This treatment substantially eliminates the “double taxation” of income (at the corporate and stockholder levels) that results from investment in a corporation under current law. However, our stockholders are generally subject to tax on dividends received from us at regular ordinary income rates. They are generally not eligible for tax at the lower capital gain rates that apply, in the case of stockholders who are individuals, to dividends received from taxable domestic corporations under current law. The extent to which the dividends that we pay are treated as ordinary income varies, and portions of our dividends may be subject to more favorable tax treatment for our stockholders than ordinary income, such as the portion, if any, of the dividends that represent return of capital, capital gains, or unrecaptured Section 1250 gains.

If we fail to qualify as a REIT in any taxable year, our taxable income will be subject to federal income tax at regular corporate rates (including any applicable alternative minimum tax). Even if we qualify as a REIT, we may be subject to certain state and local income taxes, and to federal income and excise taxes and penalties, including taxes on our undistributed income.

If in any taxable year we fail to qualify as a REIT and incur additional tax liability, we may need to borrow funds or liquidate investments in order to pay the applicable tax, but we would not be compelled to make distributions under the Internal Revenue Code of 1986. Unless entitled to relief under certain statutory provisions, we would also be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us to fail to qualify as a REIT, or may cause our Board of Directors to revoke our REIT election.

Certain of our operations, including our home sales business and golf course activities, are conducted through taxable REIT subsidiaries, which we refer to as “taxable subsidiaries.” A taxable subsidiary is a corporation that has not elected REIT status and, as such, is subject to federal corporate income tax. We use taxable subsidiaries to offer certain services to our residents and engage in activities that would not otherwise be permitted under the REIT rules if provided directly by us or by the Operating Partnership.

At December 31, 2006, our net operating loss (“NOL”) carryover was approximately $64.6 million for the parent REIT entity, and $3.0 million for our taxable subsidiaries that are consolidated for financial reporting, but not for federal income tax purposes. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of our REIT taxable income and to reduce the amount that we are required to distribute to stockholders to maintain our status as a REIT. It does not, however, affect the tax treatment to stockholders of any distributions that we make. The REIT’s and the taxable subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2026, respectively.

ANL and its stockholders may be subject to state or local taxation in various jurisdictions, including those in which ANL or they transact business or reside. The state and local tax treatment that ANL and its stockholders receive may not conform to the federal income tax treatment.

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

Americans with Disabilities Act and Fair Housing Act

Our current properties and any newly acquired communities may be required to comply with the Americans with Disabilities Act (the “ADA”) and the Fair Housing Act (the “FHA”). The ADA generally requires that public facilities, such as clubhouses, swimming pools and recreation areas, be made accessible to people with disabilities. Many of our communities have public facilities. In order to comply with the ADA’s requirements, we have made improvements at our communities to remove barriers to access. If we fail to comply with ADA regulations, we could be fined or forced to pay damages to private litigants. We have made those changes which we believe are appropriate and required by the ADA, and we believe that our properties are in compliance with the requirements of the ADA. In the event that we incur any further costs related to ADA compliance, we believe these costs can be recovered from cash flows from the individual properties without causing any material adverse effect. If required changes involve a greater expenditure than we currently anticipate, or if the changes must be made on a more accelerated basis than we anticipate, our ability to make distributions could be adversely affected. The FHA requires that we allow residents, at their own expense and subject to our review, to make private facilities within our communities accessible to people with disabilities. When requested by residents, we believe we have made the appropriate and required accommodations to enable them to make the improvements.

Rent Control Legislation

State and local laws might limit our ability to increase rents on some of our properties, and thereby limit our ability to recover increases in operating expenses and costs of capital improvements. Enactment of rent control laws has been considered from time to time in jurisdictions in which we operate. We expect to maintain residential land lease communities, and may purchase additional properties, in markets that are either subject to rent control laws, or in which such legislation may be enacted in the future.

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

Building Codes

The manufactured homes we purchase from our suppliers are subject to certain building codes and regulations, which vary from state to state. If building codes or regulations change such that new building codes increase our suppliers’ costs, the cost of the homes we purchase from our suppliers may increase. Increases in the cost of the homes we sell could reduce our margins and or sales volume which could materially affect our cash flows.

Insurance

We believe that our properties are covered by adequate fire, flood, property, terrorism, and business interruption insurance policies. It is our policy to purchase insurance policies that contain commercially reasonable deductibles and limits from reputable insurers. In the event of changes in the insurance markets, we may be unable to purchase policies with deductibles and limits equal to the coverage currently in place or the costs to procure such coverage may increase at a rate in excess of our ability to recover these costs through increased rental rates. We also believe that we have obtained adequate title insurance policies insuring fee title to properties we have acquired. We do not insure our residents’ homes. In the event that a community is subject to a casualty that results in our residents’ homes being destroyed, insurance proceeds to our residents (if any) may not be sufficient to replace or repair their homes. Additionally, in such event, our business interruption insurance may not be sufficient to replace the rental income lost from the termination of, or default under, residents’ leases until such time as we are able to originate new ground leases through our home sales division.

Capital Resources

We have used our available cash balances, our cash flow and our long-term and short-term financing arrangements to provide working capital to support our operations, fund development in our existing communities, pay dividends and acquire assets. Future acquisitions and continued development of our communities will be financed by the most appropriate sources of capital, which may include our available cash balances; undistributed FFO; long-term secured debt; short-term secured debt; the issuance of additional equity securities, including interests in the Operating Partnership; or additional sources as determined by management. Our ability to offer interests in the Operating Partnership provides an additional “acquisition currency” to potential sellers of residential land lease communities, which may enable the seller to defer some or all of the tax consequences of a sale. We believe that this flexibility may offer sellers an incentive to enter into transactions with us on favorable terms.

Without further stockholder approval, we are authorized to issue up to an aggregate of 12,000,000 shares of common stock and 3,000,000 shares of preferred stock. As of March 2, 2007, approximately 7,963,000 shares of common stock were outstanding, and 1,000,000 shares of Class A Cumulative Redeemable Preferred Stock were outstanding. Under our Certificate of Incorporation, the Board of Directors has the authority to classify, reclassify and issue shares of preferred stock, including the determination of the preferences, rights, powers and restrictions of the preferred stock. Depending upon the terms set by our Board of Directors, the authorization and issuance of preferred stock or other new classes of stock could adversely affect existing stockholders. Future offerings of common or preferred stock may result in the reduction of the net tangible book value per outstanding share and a reduction in the market price of the stock. We are unable to estimate the amount, timing or nature of such future offerings, as any such offerings will depend on general market conditions or other factors.

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

At the end of each year, every owner of more than a prescribed percentage (5% if there are more than 2,000 record stockholders, and 1% if there are more than 200 but less than 2,000 record stockholders) of the outstanding shares of our stock will be required to provide us with written notice stating the name and address of the owner, the number of shares held, and a description of the manner of ownership.

Employees

As of December 31, 2006, we employed 219 persons that devoted their full-time attention to our communities and certain part-time employees as seasonal or other circumstances dictate. Our employees are not represented by a union, and we have never experienced a work stoppage. We believe that we maintain satisfactory relations with our employees.

Company Web Site and Access to Filed Reports

The Company maintains an Internet Web site at www.americanlandlease.com. The Company provides access to its reports filed with the SEC, its Code of Business Conduct and Ethics, the Code of Ethics for Chief Executive and Senior Financial Officers, the charters of the Audit, Compensation and Nominating/Corporate Governance Committees of our Board of Directors and the Company’s Governance Guidelines through this Web site. The Company’s SEC reports are available as soon as reasonably practicable after they are filed or furnished electronically with the SEC. In addition, paper copies of annual and periodic reports filed with the SEC, the Code of Business Conduct and Ethics, the Code of Ethics for Chief Executive and Senior Financial Officers, committee charters and Corporate Governance Guidelines may be obtained free of charge by contacting the Company’s headquarters at the address located within our SEC filings or under Investor Relations, Financials, on the aforementioned Web site.

Item 1A.	Risk Factors.

Our Certificate of Incorporation limits the amount of outstanding shares of common stock that our stockholders may purchase or own.

Our Certificate of Incorporation limits the amount of outstanding shares of common stock that our stockholders may purchase or own in various ways. First, it limits direct or indirect ownership of our common stock by any person to 5% of the outstanding shares unless our Board of Directors grants an exemption to a stockholder. Second, our Certificate of Incorporation also prohibits anyone from buying shares if the purchase could adversely affect our REIT status. This could happen if a share transaction results in fewer than 100 persons owning all of our shares, or if five or fewer individuals, applying broad attribution rules of the Internal Revenue

Code of 1986, collectively own 50% or more of our shares. Third, our Certificate of Incorporation limits purchases of our common stock if such purchases would cause us to undergo an ownership change that would limit the availability of our net operating losses. Our Certificate of Incorporation also prohibits ownership of our common stock by any person or persons that would cause us to receive income of a nature that would prevent us from satisfying the gross income requirements that apply to REITs. If any person is in violation of the ownership provisions described above, the shares of our stock, which caused the affected person to violate the ownership requirements, would be automatically transferred to a trust for the benefit of a charitable beneficiary and such person will be deemed to never have had an interest in those shares of stock. The trust will sell those shares, within a designated period, at which time the affected person will receive the lesser of the price paid for the shares or the price received by the trustee upon the sale. If the transfer to the trust should not be effective for any reason, the transaction, such as a purchase of shares, would be treated as void and the affected person, the intended owner, would acquire no rights to those shares.

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

The selective acquisition of residential land lease communities is a principal component of our growth strategy. We intend to continue to acquire properties. We compete with other real estate investors, many with greater capital resources than the Company, for attractive properties that meet our long-term investment goals. Such competition increases prices of properties; therefore, we may be unable to identify suitable acquisition opportunities, either as stand-alone assets or as components of operating businesses, or complete transactions in the future, which may negatively impact our growth objectives. In addition, the acquisition of residential land lease communities is subject to the risks that:

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

•

we may be unable to successfully integrate the personnel and operations of the business we acquire, in which case we may be unable to effectively operate residential land lease communities owned by these businesses, which may, in turn, adversely affect our returns; and

•

we may encounter zoning or governmental regulations that may prohibit or delay the development or home building process, thereby slowing or eliminating our ability to originate residential land leases on home sites we acquire.

There are numerous risks associated with our development activities.

The development and expansion of residential land lease communities is another principal component of our growth strategy. When we develop or expand properties, we are subject to the risks that:

•	costs may exceed original estimates resulting in lower than expected returns; which may adversely affect our cash flow, net income, funds from operations and net asset value;

•	we may be unable to obtain construction financing on satisfactory terms or at all, in which case we may be unable to develop or expand our properties to achieve our growth objectives;

•	construction and lease-up may not be completed on schedule, which may adversely affect our cash flow, net income, funds from operations and net asset value;

•	we may be unable to obtain long-term financing upon completion of the development process.

We are subject to substantial legal and regulatory requirements regarding the development of land, the homebuilding process and protection of the environment, which can cause us to suffer delays and incur costs associated with compliance and which can prohibit or restrict homebuilding activity in some regions or areas.

Our homebuilding business is heavily regulated and subject to an increasing degree of local, state and federal regulations concerning zoning, resource protection and other environmental impacts, building design, construction and similar matters. These regulations often provide broad discretion to governmental authorities that regulate these matters, which can result in unanticipated delays or increases in the cost of a specified project or a number of projects in particular markets. We may also experience periodic delays in homebuilding projects due to building moratoria in any of the areas in which we operate.

We are also subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the environment. These laws and regulations may cause delays in construction and delivery of new homes, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict homebuilding activity in certain environmentally sensitive regions or areas. In addition, environmental laws may impose liability for the costs of removal or remediation of hazardous or toxic substances whether or not the developer or owner of the property knew of, or was responsible for, the presence of those substances. The presence of those substances on our properties may prevent us from selling our homes and we may also be liable, under applicable laws and regulations or lawsuits brought by private parties, for hazardous or toxic substances on properties that we own or have owned.

A significant decline in demand for new homes coupled with an increase in the inventory of available new homes adversely affects our sales volume and pricing.

In 2006, the homebuilding industry, including manufactured housing, experienced a significant decline in demand for newly built homes in many of our markets. The decline followed an unusually long period of strong demand for new homes. Inventories of new homes have also increased as a result of increased cancellation rates on pending contracts as new homebuyers sometimes find it more advantageous to forfeit a deposit than to complete the purchase of the home. This combination of lower demand and higher inventories affects both the number of homes we can sell and the prices at which we can sell them. We have no basis for predicting how long demand and supply will remain out of balance in markets where we operate or whether, even if demand and supply come back in balance, sales volumes or pricing will return to prior levels.

Our debt service obligations could leave us with insufficient cash resources to meet our other working capital and dividend needs, limit our operational flexibility, or otherwise adversely affect our financial condition.

Our organizational documents do not limit the amount of debt that we may incur, and our strategy is generally to incur debt to increase the return on our equity. As part of our strategy, we most often utilize long-term, non-recourse fixed-rate debt. As of December 31, 2006, we had approximately $255.6 million of total outstanding debt, consisting of approximately $240.8 million of secured debt that is secured by mortgage liens on 28 of our properties, and $14.8 million of secured debt that is secured by the Company’s inventory. In addition, our credit facilities contain customary negative covenants and other financial and operating covenants that, among other things, require us to maintain certain financial coverage ratios and restrict our ability to incur additional indebtedness or make distributions to stockholders. These restrictions could adversely affect our operations and our ability to make distributions to our stockholders. Our substantial indebtedness and the cash flow associated with servicing our indebtedness could have important consequences, including the risks that:

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

•

if changes occur in the market such that our communities decline in value, we may not be able to refinance existing indebtedness which could lead to foreclosure, or the terms of any refinancing may not be as favorable as the terms of existing indebtedness;

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

All of our properties are owned, and all of our operations are conducted, by the Operating Partnership and its other subsidiaries. As a result, we depend on distributions and other payments from our subsidiaries in order to satisfy our financial obligations and make payments to our investors. The ability of our subsidiaries to make such distributions and other payments depends on their earnings and may be subject to statutory or contractual limitations. Our ability to pay dividends to holders of common stock depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions payable to third party holders of its preferred Units and then to make distributions to holders of our common stock. In addition, as an equity investor in our subsidiaries, our right to receive assets upon their liquidation or reorganization will be effectively subordinated to the claims of their creditors.

Increases in interest rates may increase our interest expense.

From time to time, we may incur debt that is subject to variable interest rates. An increase in interest rates could increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness and make distributions. At December 31, 2006, 12% of our aggregate debt was subject to variable rates. The base rate for our variable rate debt instruments are based upon either the lender’s prime rate or the one-month or three-month LIBOR, plus a spread.

Our real estate investments are subject to numerous risks that are beyond our control.

Our ability to make payments to our investors depends on our ability to generate cash from operations in excess of required debt payments and capital expenditures. Our cash from operations and the value of our properties may be adversely affected by events or conditions, which are beyond our control, including the following material risks:

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

•

the relative illiquidity of real estate investments as these investments generally can not be sold quickly, which limits our ability to respond promptly to changes in economic or market conditions and could cause us to accept lower than market value for our properties; and

•	the liquidity of the for sale residential real estate market which often provides the source of funds for our tenant’s purchase of a home situated in our communities.

We are subject to risks relating to the manufacturers that supply our inventory of homes.

We rely on our home sales business to facilitate the conversion of developed home sites into leased sites through the sale of homes to future residents. An interruption or reduction in our supply of homes, or an increase in our acquisition costs for our inventory of homes, could negatively impact our sales efforts and have and adverse effect on our business.

We have a significant concentration of properties in Florida and Arizona, and natural disasters or other catastrophic events in these states could adversely affect the value of our properties and our cash flow.

As of December 31, 2006, we owned 31 properties located in three states, including 20 properties located in Florida, 10 properties located in Arizona and 1 property in Alabama. The occurrence of a natural disaster or other catastrophic event in Florida, Arizona, or Alabama may cause a sudden decrease in the value of our properties. While we may obtain insurance policies providing certain coverage against damage from fire, flood, property damage, earthquake, wind storm and business interruption, these insurance policies contain coverage limits, limits on covered property and various deductible amounts that the Company must pay before insurance proceeds are available. Such insurance may therefore be insufficient to restore our economic position with respect to damage or destruction to our properties caused by such occurrences. Moreover, each of these coverages must be renewed every year and there is the possibility that all or some of the coverages may not be available at a reasonable cost. In addition, in the event of such natural disaster or other catastrophic event, the process of obtaining reimbursement for covered losses, including the lag between expenditures incurred by us and reimbursements received from the insurance providers, could adversely affect our economic performance. Further, the occurrence of a natural disaster may reduce demand for housing thereby limiting our ability to originate new leases.

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

Our properties may become subject to rent control and other legislation affecting rents, which could decrease our revenues.

We may purchase residential land lease communities in markets that are either subject to rent control laws or in which such legislation may be enacted. Enactment of rent control laws has been considered from time to time in jurisdictions in which we operate. State and local laws might limit our ability to increase rents on some of our properties, and thereby, limit our ability to recover increases in operating expenses and the costs of capital improvements. Currently, no community in our portfolio is subject to legislated or regulatory rent control.

Our directors and executive officers have significant influence on us and may exert this influence to affect decisions made by the Company and its stockholders.

As of March 2, 2007, our executive officers and directors held in the aggregate approximately 17.8% of our common stock, excluding shares of common stock that are issuable upon exercise of stock options and upon redemption of units of the Operating Partnership. In addition, as of March 2, 2007, they could acquire an additional 5.5% of our common stock assuming that the outstanding OP Units held by our executive officers and directors, were not redeemed by the Operating Partnership, and the Company issued common stock in lieu of the cash redemption. Furthermore, as of March 2, 2007, they could acquire an additional 10.6% of our common stock, assuming all stock options they have been granted are exercised. Although there is no current agreement, understanding or arrangement for these stockholders to act together on any matter, if they were to act together in the future these stockholders could be in a position to exercise significant influence and control over any decisions made by the Company and stockholders, including the election of directors or potential changes of control or ownership contests.

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

Mr. Considine does not devote his full time to our business. He is the Chief Executive Officer of another public company which is significantly larger than ours and has other business. Each of Mr. Blatz and Mr. Smith devotes substantially all of his time to our business.

If we fail to qualify as a REIT, we would be subject to tax at corporate rates and we would not be able to deduct distributions to our stockholders for tax purposes.

Adverse consequences of failure to qualify as a REIT. Although we believe that we operate in a manner that enables us to meet the requirements for qualification as a REIT for federal income tax purposes, the rules regarding REIT qualification are highly technical and complex, and no assurance can be given that the Internal Revenue Service, or the “IRS,” will not challenge our qualification, or that we will be able to operate in accordance with the REIT requirements in the future. In addition, our ability to qualify may depend in part upon the actions of third parties over which we have no control, or only limited influence. For instance, our REIT qualification depends upon the conduct of entities with which we may have in the future, a direct or indirect relationship as lender, lessor, or holder of a non-controlling equity interest.

If we fail to qualify as a REIT, we would not be allowed a deduction for distributions to stockholders in computing our taxable income and we would be subject to federal income tax at regular corporate rates. Unless we were entitled to relief under the tax law, we could not elect to be taxed as a REIT for four years following the year during which we were disqualified. However, if we lose our REIT qualification, our net operating loss, the majority of which expires between 2007 and 2009, may be available to reduce the amount of income that would otherwise be taxable.

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

Under the Internal Revenue Code of 1986, if a corporation experiences an “ownership change,” the aggregate amount of net operating losses available to offset otherwise taxable income is generally limited each year to an amount equal to the value of the corporation’s stock at the time of the ownership change multiplied by the long-term tax-exempt rate. In general, an ownership change occurs if one or more large stockholders, including groups of stockholders in some cases, increase their aggregate percentage interest in us by more than 50 percentage points over a three-year period. It is possible that transactions over which we do not have control could cause an ownership change, and result in a limitation on our ability to utilize our net operating losses.

We are dependent on external sources of capital.

To qualify as a REIT, we must distribute to our stockholders each year at least 90% of our REIT taxable income (excluding any net capital gains). In addition, we may distribute all or substantially all of our taxable income so that we will generally not be subject to U.S. federal income tax on our earnings. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including capital for property development and acquisitions, from income from operations. We therefore will have to relay on third-party sources of debt and equity capital financing, which may or may not be available on favorable terms or at all. Our access to third party sources of capital depends on a number of things, including conditions in the capital markets generally and the market’s perception of our growth potential and our current and potential future earnings. Moreover, additional equity offerings may result in substantial dilution of stockholders’ interests, and additional debt financings may substantially increase our leverage.

Potential losses may be uninsured.

We maintain comprehensive liability, fire, terrorism, flood (where appropriate), extended coverage, and rental loss insurance with respect to the properties that we own with policy specifications, limits, and deductibles customarily carried for similar properties. Some types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, hurricanes, floods (in some circumstances), riots, acts of war or terrorism. In particular, because many of our properties are located in Florida, we and our tenants may be more susceptible to losses due to hurricanes and floods. We do not insure our residents’ homes. In the event that a community is subject to a casualty that results in our residents’ homes being destroyed, insurance proceeds to our residents (if any) may not be sufficient to replace or repair their homes. Additionally, in such event, our business interruption insurance may not be sufficient to replace the rental income lost from the termination of, or default under, residents’ leases until such time as we are able to originate new ground leases through our home sales operation.

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

None.

Item 2.	Properties.

The residential land lease communities in which we have interests are primarily located in Florida and Arizona and are concentrated in or around five metropolitan areas: Tampa, West Palm Beach, Fort Myers and Orlando, Florida and Phoenix, Arizona. We hold interests in each of these communities as owner in fee simple. The following table sets forth the states in which the communities we held an interest on December 31, 2006 are located:

		Number of Sites
	Number of Communities	Operational Home Sites	Developed Home Sites	Undeveloped Home Sites	Recreational Vehicle Sites
Florida	20	5,990	998	931	—
Arizona	10	1,959	124	375	129
Alabama	1	95	70	260	—

Total	31	8,044	1,192	1,566	129

The following table sets forth information as of December 31, 2006 regarding each residential land lease community in which we held an interest.

Community	Location	Operational Home Sites(1)	Occupancy	Average Monthly Rent	Developed Home Sites	Undeveloped Home Sites	RV Sites	Year(s) First Developed
Owned Communities
Blue Heron Pines	Punta Gorda, FL	342	100%	$351	47	—	—	1983/1999
Brentwood Estates	Hudson, FL	137	98%	279	54	—	—	1984
Cypress Greens	Lakeland, FL	213	100%	262	45	—	—	1986
Forest View	Homosassa, FL	271	100%	328	33	—	—	1987/1997
Gulfstream Harbor	Orlando, FL	382	98%	420	—	50	—	1980
Gulfstream Harbor II	Orlando, FL	306	100%	413	1	37	—	1988
Gulfstream Harbor III	Orlando, FL	157	100%	392	127	—	—	1984
Lakeshore Villas	Tampa, FL	281	98%	437	—	—	—	1972
Park Place	Sebastian, FL	368	100%	321	97	—	—	1994/2003/2005
Park Royale	Pinellas Park, FL	294	95%	441	15	—	—	1971
Pleasant Living	Riverview, FL	245	96%	364	—	—	—	1979
Riverside GCC	Ruskin, FL	439	100%	530	190	311	—	1981/2002
Royal Palm Village	Haines City, FL	279	97%	354	108	—	—	1971
Savanna Club	Port St Lucie, FL	974	100%	300	93	—	—	1999/2001
Sebastian Beach	Micco, FL	—	0%	—	—	533	—	NA(2)
Serendipity	Ft. Myers, FL	338	96%	364	—	—	—	1971/1974
Stonebrook	Homosassa, FL	189	100%	303	13	—	—	1987/1997
Sun Valley	Tarpon Springs, FL	261	97%	406	—	—	—	1972
Sunlake Estates	Grand Island, FL	355	100%	355	42	—	—	1980
Woodlands	Groveland, FL	159	99%	291	133	—	—	1979

	Sub-total Florida	5,990	99%	366	998	931	—
Blue Star	Apache Junction, AZ	22	55%	305	—	—	129	1955
Brentwood West	Mesa, AZ	350	93%	471	—	—	—	1972/1987
The Villages	Mesa, AZ	—	0%	—	—	375	—	NA(3)
Desert Harbor	Apache Junction, AZ	196	99%	380	10	—	—	1997
Fiesta Village	Mesa, AZ	172	84%	386	—	—	—	1962
La Casa Blanca	Apache Junction, AZ	197	99%	401	—	—	—	1993
Lost Dutchman	Apache Junction, AZ	199	80%	318	43	—	—	1971/1979/1999
Rancho Mirage	Apache Junction, AZ	312	95%	435	—	—	—	1994
The Reserve at Fox Creek	Bullhead City, AZ	243	100%	320	71	—	—	2000/2004
Sun Valley	Apache Junction, AZ	268	91%	348	—	—	—	1984

	Sub-total Arizona	1,959	93%	390	124	375	129
The Grove	Foley, AL	95	100%	282	70	260	—	1998

Total Communities	31	8,044	97%	$370	1,192	1,566	129

(1)	We define operational home sites as those sites within our portfolio that have been leased to a resident during our ownership of the community. Since our portfolio contains a large inventory of developed home sites that have not been occupied during our ownership, we have expressed occupancy as the number of occupied sites as a percentage of operational home sites. We believe this measure most accurately describes the performance of an individual property relative to prior periods and other properties within our portfolio. Occupancy figures in the above table are based on operational home sites. The occupancy of all developed sites was 84.6% across the entire portfolio at December 31, 2006. Including sites not yet developed, occupancy was 73.6% at December 31, 2006.

(2)	Development of the property began in 2005. At December 31, 2006 the property is still under development.

(3)	This property was first developed in 1970. At December 31, 2006 it is under redevelopment.

At December 31, 2006, these properties contain, on average, 353 sites, with the largest property containing 1,067 home sites. These properties offer residents a range of amenities, including swimming pools, clubhouses, marinas, golf courses and tennis courts.

At December 31, 2006, 24 of these properties were encumbered by long-term fixed rate mortgage indebtedness totaling $224.2 million. These mortgaged properties represent approximately 78.9% of our total home sites. The 24 properties securing our mortgage indebtedness have a combined net book value of approximately $299.1 million, and the indebtedness has a weighted average effective interest rate of 6.6% and a weighted average maturity of 10 years. In addition, one of these properties secures a construction loan totaling

$11.4 million. This property represents 4.9% of our total home sites. The property securing this variable rate mortgage indebtedness has a net book value of $29.2 million, and the indebtedness bears interest at a variable rate of 175 basis points over the three-month LIBOR (7.1% at December 31, 2006). As of December 31, 2006, 97.6% of our outstanding debt secured by properties was long-term (maturities over one year) and 2.4% was short-term (maturities less than one year).

At December 31, 2006, five of these properties were encumbered by our line of credit. These properties represent approximately 8.7% of our total home sites and have a combined net book value of approximately $38.0 million, and the indebtedness bears interest at a variable rate ranging from 150 to 175 points over the one-month LIBOR (7.0% at December 31, 2006).

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

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “ANL.” The following table sets forth the quarterly high and low sales prices of ANL’s common stock, as reported on the NYSE, and the dividends paid by us for the periods indicated:

	High	Low	Dividends
2006
First Quarter	$28.54	$23.76	$.25
Second Quarter	27.58	23.01	.25
Third Quarter	24.90	21.65	.25
Fourth Quarter	26.75	23.24	.25

2005
First Quarter	$23.25	$22.22	$.25
Second Quarter	23.20	21.30	.25
Third Quarter	24.00	21.99	.25
Fourth Quarter	23.92	22.81	.25

On March 2, 2007 we had approximately 7,963,000 shares of common stock outstanding, held by approximately 1,300 stockholders of record, and the Operating Partnership had approximately 993,000 OP Units outstanding, of which 100% had been held for more than one year and were eligible for redemption.

As a REIT, we are required to distribute annually to holders of common stock at least 90% of our “real estate investment trust taxable income,” which, as defined by the Internal Revenue Code of 1986 and Treasury regulations, is generally equivalent to net taxable ordinary income. However, subject to certain limitations, our NOL may be used to offset all or a portion of our REIT taxable income, which may allow us to reduce or eliminate our dividends paid and still maintain our REIT status.

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

From time to time, we may issue shares of common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the terms and provisions of the limited partnership agreement of the Operating Partnership. Such shares are issued based on an exchange ratio of one share for each OP Unit. The shares are issued in exchange for OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) thereof. During the year ended December 31, 2006, we did not exchange any shares of common stock for OP Units.

On October 17, 2000, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of common stock. No shares were repurchased in 2006, 2005 and 2004. The Company has repurchased 577,000 shares as of December 31, 2006 under this authorization.

Additionally, from time to time the Board of Directors has evaluated and will continue to evaluate various alternatives for the use of cash generated from operations, dispositions or extraordinary events. Among other things, the Board of Directors has evaluated and may continue to evaluate using such cash for acquisitions, major capital improvements to existing properties, special cash dividends, repurchases or other acquisitions of our common stock pursuant to the authorization noted above or future authorizations, and other uses. There is no assurance that the Company will take any one or more of the foregoing actions.

NYSE and Sarbanes-Oxley Act Certifications

The most recent certifications by our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Annual Report on Form 10-K. Additionally, we submitted our 2006 Domestic Company Section 303A Annual CEO Certification to the New York Stock Exchange on May 16, 2006.

Item 6.	Selected Financial Data.

The following selected financial data for the Company is based on audited historical consolidated financial statements. This information should be read in conjunction with such consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein or in previous filings with the SEC.

Selected Financial Data (in thousands, except per share data):

	For the fiscal year ended December 31,
	2006	2005	2004	2003	2002
RENTAL PROPERTY OPERATIONS
Income from rental property operations	$18,240	$15,944	$14,511	$12,993	$11,699
HOME SALES OPERATIONS
Income from home sales operations	5,387	5,640	3,820	3,324	342
OTHER OPERATIONS
General and administrative expenses	(3,995)	(3,353)	(3,995)	(2,722)	(1,954)
Interest and other income	293	23	365	521	922
Gain on sale of real estate	—	—	101	—	—
Gain on sale of unconsolidated real estate partnerships	—	—	—	971	—
Casualty gain	—	237	337	—	—
Interest expense	(7,880)	(5,657)	(5,507)	(5,114)	(4,516)
Equity in income of unconsolidated entities	—	—	—	37	(2)

INCOME BEFORE TAXES AND MINORITY INTEREST IN OPERATING PARTNERSHIP	12,045	12,834	9,632	10,010	6,491
Income tax benefit	—	600	—	—	—

INCOME BEFORE MINORITY INTEREST IN OPERATING PARTNERSHIP	12,045	13,434	9,632	10,010	6,491
Minority interest in Operating Partnership	(1,410)	(1,600)	(1,173)	(1,210)	(797)

INCOME FROM CONTINUING OPERATIONS	10,635	11,834	8,459	8,800	5,694
Income from discontinued operations	1,056	116	215	18	156

NET INCOME	11,691	11,950	8,674	8,818	5,850
Cumulative preferred stock dividends	(1,938)	(1,647)	—	—	—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$9,753	$10,303	$8,674	$8,818	$5,850

Basic earnings per share from continuing operations	$1.16	$1.40	$1.21	$1.28	$0.85
Basic earnings from discontinued operations	0.14	0.02	0.03	—	0.02

Basic earnings per common share	$1.30	$1.42	$1.24	$1.28	$0.87

Diluted earnings per share from continuing operations	$1.10	$1.33	$1.16	$1.24	$0.84
Diluted earnings from discontinued operations	0.14	0.02	0.03	—	0.02

Diluted earnings per common share	$1.24	$1.35	$1.19	$1.24	$0.86

	For the fiscal year ended December 31,
	2006	2005	2004	2003	2002
Dividends declared per common share	$1.00	$1.00	$1.00	$1.00	$1.00

Weighted average common shares outstanding	7,487	7,263	7,013	6,877	6,741

Weighted average common shares and common share equivalents outstanding	7,883	7,648	7,293	7,093	6,826

BALANCE SHEET DATA
Real estate, before accumulated depreciation	$412,074	$319,403	$267,266	$241,805	$219,069
Real estate, net of accumulated depreciation	383,006	294,126	245,137	222,305	202,016
Investment in unconsolidated real estate partnerships	—	—	—	—	1,684
Total assets	422,055	329,689	275,956	247,096	228,843
Secured long-term notes payable	235,567	149,388	127,019	116,827	97,789
Secured short-term financing	20,059	19,669	24,644	10,659	19,118
Minority interest in Operating Partnership and other entities	16,502	15,945	14,746	14,014	13,130
Stockholders’ equity	136,711	129,909	99,433	94,801	91,842

CASH FLOW DATA
Net cash flow from:
Operating activities	$12,919	$20,712	$8,432	$13,246	$12,417
Investing activities	(87,904)	(53,144)	(25,037)	(18,487)	(14,223)
Financing activities	73,443	33,407	15,361	6,082	2,422

OTHER DATA
Portfolio components:
Operational home sites	8,044	7,283	6,931	6,579	6,083
Developed home sites	1,192	976	1,101	979	1,125
Undeveloped home sites	1,566	1,270	960	1,437	1,543

Total	10,802	9,529	8,992	8,995	8,751

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are in the business of owning and leasing residential land. Our current business focuses on the ownership of land and generation of these leases primarily within adult or retirement (55+) communities (95% of our total home sites at December 31, 2006); we focus on these communities for the following reasons:

•	Current demographic projections predict that the customer base for this asset class will grow for the next 20+ years.

•

The residents have established credit histories and therefore are able to obtain favorable financing or pay cash for their home—making significant equity investments to improve the leasehold estate that effectively secures our lease.

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

This business model presents a number of challenges and risks for the Company’s management. Several of these risks are:

•	Community operations require management of expenses throughout the year while revenue increases are established on an annual basis and in some instances, are fixed at lease origination.

•	The continued development of additional home sites is a capital-intensive activity that requires substantial investments to be made in advance of returns.

•	Older homes may depreciate or become obsolete, thereby reducing the value of the property that effectively secures our lease.

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

There are additional challenges that might occur as a result of natural disasters such as hurricanes:

•

Our resident’s homes may have damage that exceeds the insurance proceeds available under their homeowner’s policies, thereby limiting residents’ ability to restore their home to its pre-hurricane condition. In some instances, this may result in a loss of occupancy for an unknown period of time. This occupancy loss may be insured under the Company’s business interruption policies.

•

The extent of claims made against properties in our asset class may continue to have a material impact on the cost of insurance for both the Company and our residents, thereby increasing the Company’s operating costs at a rate in excess of rental rate increases and limiting our residents’ ability to reinvest in their homes at the same rate enjoyed before the natural disaster.

•

The severity and number of natural disasters that impact Florida may result in a slowing rate of new customers to buy homes on our expansion sites, thereby reducing the rate of absorption and lowering the Company’s return on investment.

•	The costs of hurricane clean-up and repair may not be fully covered by insurance policies, resulting in higher than projected capital spending.

•	Hurricanes may significantly disrupt our sales and marketing activities, thereby reducing home sales and revenue growth from new home site rentals during the impacted fiscal periods.

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

The most significant capitalized cost is interest. We capitalize interest when the following three conditions are present: (i) expenditures for the asset have been made, (ii) activities necessary to get the asset ready for its intended use are in progress and (iii) interest cost is being incurred. Our determination of the activities in progress for a development property is subject to professional judgment. The most significant judgment is the determination to capitalize interest relating to the ownership of land being developed as new home sites. In many cases, the development of such land is expected to take place over several years and in multiple phases. In such instances, it is our conclusion that the entirety of each parcel is under development and is a qualifying asset. Accordingly, interest is capitalized with respect to the entire parcel until such time as all development activities cease or the individual home site is ready for its intended use. During 2006, 2005, and 2004, we capitalized interest of $7,620,000, $5,554,000, and $3,768,000, respectively. We regularly review the amount of capitalized costs in conjunction with our review of impairment of long-lived assets. Based on the level of development activity in 2006, if our development activities decrease such that 10% of our assets qualifying for capitalization of interest are no longer qualified, the amount of capitalized interest would have been reduced by $762,000. Reducing capitalized interest would increase interest expense, resulting in lower net income, which would be offset in future periods by lower depreciation expense.

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

Fair Value of Financial Instruments

The aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt as of December 31, 2006 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of our variable rate secured long-term debt approximates carrying value. For the fixed rate secured long-term debt, fair values have been based upon estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of the Company’s secured long-term notes payable was $243,114,000 and $156,656,000 at December 31, 2006 and 2005, respectively, as compared to the carrying value of $235,567,000 and $149,388,000 at December 31, 2006 and 2005, respectively.

Rental Property Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 5 to 50 years for buildings and 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers compared to inventory we own, inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results. On a quarterly basis, we review each home in inventory that is older than one year and evaluate our carrying amount versus recent offers, comparable sales, and our asking price in order to derive an estimate of its market value. In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales in the current period. As of December 31, 2006, approximately $3,041,000 of our total inventory of $22,827,000 was older than one year. For the years ended December 31, 2006, 2005 and 2004 we recorded charges of $407,000, $396,000 and $222,000, respectively, to write down carrying amounts to market value. If the Company’s estimate of fair market value was overstated by 10%, the Company would record an additional write down to fair market value, less a normalized margin, of $264,000 based upon the carrying value of inventory as of December 31, 2006.

Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the fair value approach in SFAS 123(R) is similar to the fair value approach described in SFAS 123. In 2005, the Company used the Black-Scholes-Merton formula to estimate the fair value of stock options and a barrier options model to estimate the fair value of market-based restricted stock granted to employees. The Company adopted SFAS 123(R), using the modified-prospective transition method, effective January 1, 2006. Based on the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”), the Company did not have a material cumulative effect related to the adoption of SFAS 123(R). The Company elected to continue to estimate the fair value of stock options and market-based restricted stock using the Black-Scholes-Merton formula and a barrier option model, respectively. For the year ended December 31, 2006, the adoption of SFAS 123(R) did not have a material impact on stock-based compensation expense. Further, the adoption of SFAS 123(R) will not have a material impact on the Company’s future stock-based compensation expense. There are alternative valuation models that may result in a valuation for awards that differs for our assessment of fair value. The application of alternative models or different valuation assumptions within the models we use will result in a fair value that is greater than or less than the fair value we assign to awards. To the extent that the alternative fair value is greater than the fair value we assign to awards, compensation expense over the vesting term of the award would increase, resulting in lower net income.

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

Portfolio Summary

	Operational Home sites	Developed Home sites	Undeveloped Home sites	RV sites	Total
As of December 31, 2005	7,283	976	1,270	129	9,658
Properties developed	—	128	(128)	—	—
Lots acquired	667	278	260	—	1,205
Lots sold	(90)	—	—	—	(90)
Redevelopment of lots	(114)	114	—	—	—
New leases originated	300	(300)	—	—	—
Adjust for site plan changes	(2)	(4)	164	—	158

As of December 31, 2006	8,044 (1)	1,192	1,566	129	10,931

(1)	As of December 31, 2006, 7,833 of these operational home sites were occupied.

Occupancy Roll Forward

	Occupied Home sites	Operational Home sites	Occupancy
As of December 31, 2005	6,947	7,283	95.4%
New home sales	362	300
Used home sales	6	—
Used homes acquired	(27)	—
Redevelopment of lots	(15)	(114)
Lots acquired	667	667
Lots sold	(90)	(90)
Homes constructed by others	15	—
Homes removed from previously leased sites	(32)	(2)

As of December 31, 2006	7,833	8,044	97.4%

RESULTS OF OPERATIONS FOR THE

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The following discussion and analysis of the consolidated results of our operations and financial condition should be read in conjunction with the consolidated financial statements included in this Annual Report.

Comparison of 2006 to 2005

Net Income

We recognized net income attributable to common stockholders of $9,753,000 for the year ended December 31, 2006, compared to net income attributable to common stockholders of $10,303,000 for the year ended December 31, 2005. The following paragraphs discuss the results of operations in detail.

Rental Property Operations

Rental and other property revenues from our owned properties totaled $35,148,000 for the year ended December 31, 2006 compared to $30,422,000 for the year ended December 31, 2005, an increase of $4,726,000, or 15.5%. The increase in property operating revenues was a result of:

•	$2,593,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$1,772,000 increase in revenues from newly acquired communities,

•	$441,000 increase in the pass on of real estate taxes and utility expenses to tenants correlated with an increase in the related expenses, all offset by a

•	$41,000 decrease in the collection of late fees, net of amounts written off as uncollectible,

•	$21,000 decrease in rental income from recreational vehicle sites, and a

•	$18,000 decrease in other property income.

Golf course operating revenues totaled $1,086,000 for the year ended December 31, 2006 compared to $956,000 for the years ended December 31, 2005, an increase of $130,000, or 13.6%. Golf revenue increases were attributable to additional membership fees and additional green fees from non-members in 2006 as compared to 2005.

Property operating expenses for our owned properties totaled $12,301,000 for the year ended December 31, 2006 compared to $10,753,000 for the same period in 2005, an increase of $1,548,000, or 14.4%. The increase in property operating expenses was a result of:

•	$586,000 increase as a result of newly acquired communities

•	$474,000 increase in utility expense partially correlated with an increase in billings to tenants reported as rental and other property revenues,

•	$119,000 increase in property taxes partially correlated with an increase in billings to tenants reported as rental and other property revenues,

•	$103,000 increase in insurance expense.

•	$86,000 increase in property operating overhead,

•	$58,000 increase in maintenance and repairs,

•	$50,000 increase in salaries, wages and benefits,

•	$39,000 increase in other property operating expenses, and a

•	$33,000 increase in tenant-related legal costs.

Recoveries of casualty expenses totaled $150,000 for the year ended December 31, 2005, which did not recur in 2006. In August and September 2004, several of our properties were impacted by the four hurricanes that traversed central Florida. Hurricanes Charley, Frances, Ivan and Jeanne damaged community amenities and resident homes. At December 31, 2004, we recorded $97,000 as a receivable from our insurer and had additional claims with this insurer related to recoveries of damages caused during the hurricanes in 2004. During 2005, the Company was successful in obtaining $991,000 in additional proceeds from its insurers related to the 2004 hurricanes. During 2005, the proceeds were accounted for as a gain of approximately $237,000 and reimbursements of residual hurricane expenses of approximately $657,000, resulting in net recoveries of expenses of approximately $150,000.

Golf course operating expenses totaled $1,347,000 for the year ended December 31, 2006 compared to $1,341,000 for the year ended December 31, 2005. The increase in operating expenses at one golf course was partially offset by a decrease in operating expenses at two other golf courses.

Depreciation expense was $4,346,000 during the year ended December 31, 2006 compared to $3,490,000 during the same period in 2005. The increase was due to an increase in depreciable property attributable to the continued development of previously undeveloped home sites and the acquisition of three communities in 2006.

Same store property revenues for the year ended December 31, 2006 increased by 10.5% from the year ended December 31, 2005, consisting of a 4.8% increase from same site rental revenues, a 5.3% increase from absorption revenues and a 0.4% increase from golf revenues. Expenses related to those revenues increased 9.0% over that same period, consisting of a 4.5% increase in same site rental expenses and a 4.5% increase in absorption expenses. Same store property net operating income increased 11.3% for the year ended December 31, 2006 consisting of 5.0% increase in same site net operating income, a 5.7% increase in net operating income from newly leased sites and a 0.6% increase in net operating income from golf operations. Our same store base included 92.7% of our property operating revenues for year ended December 31, 2006.

The Company believes that the same store information provides the users of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of the same store operating results used in the above calculation to total operating revenues and total expenses for the years ended December 31, 2006 and 2005, determined in accordance with U.S. generally accepted accounting principles, is reflected in the table on the following page (in thousands):

		Year Ended December 31, 2006	Year Ended December 31, 2005	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues		$30,339	$28,882	$1,457	5.0%	4.8%
Absorption rental revenues		2,151	541	1,610	297.6%	5.3%
Same store golf revenues		1,086	956	130	13.6%	0.4%

Same store revenues	A	33,576	30,379	3,197	10.5%	10.5%

Re-development property revenues		2,658	999	1,659	166.1%

Total property revenues	C	$36,234	$31,378	$4,856	15.5%

Same site property expense		$9,153	$8,702	$451	5.2%	4.5%
Absorption rental expense		451	—	451	100.0%	4.5%
Same store golf expenses		1,347	1,341	6	0.4%	—%

Same store expenses	B	10,951	10,043	908	9.0%	9.0%

Re-development and newly acquired property expenses		933	359	574	159.9%
(Recoveries of expenses) expenses from casualty events		—	(150)	150	100.0%
Expenses related to offsite management(2)		1,764	1,692	72	4.3%

Total property operating expenses	D	$13,648	$11,944	$1,704	14.3%

Same store net operating income	A-B	$22,625	$20,336	$2,289	11.3%

Total net operating income	C-D	$22,586	$19,434	$3,152	16.2%

(1)	Contribution to Same Store % Change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2005 period. For example, the change in same site rental revenues of $1,457 as compared to the total same store revenues in 2005 of $30,379 is a 4.8% increase ($1,457/$30,379=4.8%).

(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Business

Revenues for the home sales business totaled $47,238,000 for the year ended December 31, 2006 as compared to $51,450,000 for the year ended December 31, 2005. The decrease in revenues compared to the same period in the prior year was primarily due to decreased sales at three of the Company’s expansion communities in Florida. The units sold totaled 362 for the year ended December 31, 2006 compared to 435 units for the year ended December 31, 2005, a decrease of 16.8%. The decrease in units sold was partially offset by a 10.3% increase in average selling price of new homes closed. For the years ended December 31, 2006 and 2005, the average selling price of new homes closed was $129,000 and $117,000, respectively.

A summary of our home sales activities for the years ended December 31, 2006 and 2005 is highlighted in the following table:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Unit Change	Percent Change
New home closings	362	435	(73)	(16.8%)
New home contracts	396	486	(90)	(18.5%)
New home backlog(1)	34	93	(59)	(63.4%)
Home resales	6	12	(6)	(50.0%)
Brokered home closings	163	247	(84)	(34.0%)

(1)	Balance as of December 31, 2006 and 2005, respectively. The decrease in home closing and contracts as compared to 2005 was more pronounced during the second half of 2006, resulting in a substantially lower backlog at December 31, 2006.

Total cost of sales for the year ended December 31, 2006 was $31,525,000 compared to $35,508,000 for the year ended December 31, 2005. The resulting margin increases were attributable to increased selling prices, which were partially offset by increases in costs of homes purchased. Selling and marketing expenses in 2006 decreased $41,000 from 2005 primarily as a result of lower commission expense associated with lower sales volumes offset by increased marketing costs for newly constructed subdivisions within existing communities, new communities acquired in 2006 and increased operating expenses including utilities and insurance.

We reported income from the home sales business of $5,387,000 for the year ended December 31, 2006 as compared to $5,640,000 for the year ended December 31, 2005.

General and Administrative Expenses

Our general and administrative expenses were $3,995,000 for the year ended December 31, 2006 and $3,353,000 for the year ended December 31, 2005. The $642,000 increase in expense was a result of:

•

$279,000 increase in the amortization of deferred compensation relating to restricted stock awards largely driven by the correction of our accounting for stock-based compensation, including amounts related to expenses from prior periods (see “Stock-Based Compensation — Correction to Stock-Based Compensation” at Note J of the Consolidated Financial Statements),

•

$278,000 increase in compensation expense for dividends on non-vested restricted stock largely driven by the correction of our accounting for stock-based compensation, including amounts related to expenses from prior periods (see “Stock-Based Compensation — Correction to Stock-Based Compensation” at Note J of the Consolidated Financial Statements),

•	$137,000 increase in stock option expense as a result of the 2006 stock option award,

•	$39,000 increase in directors’ fees and travel,

•	$32,000 increase in other costs, and a

•	$21,000 increase in compensation costs, all partially offset by a

•	$144,000 decrease in regulatory compliance and public company reporting costs, including Sarbanes-Oxley Act compliance.

Interest and Other Income

During the years ended December 31, 2006 and 2005, interest and other income were $293,000 and $23,000, respectively. The increase of $270,000 was a result of:

•	$174,000 increase in interest earned on higher cash balances maintained in 2006,

•	$59,000 non-recurring fee collected from an adjacent property owner,

•	$51,000 received as final settlement of our claim under our business interruption policy related to the 2004 hurricanes, all partially offset by a

•	$14,000 decrease in interest income related to repayment in full of officer loans in 2005.

Casualty Gain

During the year ended December 31, 2005, we collected proceeds under insurance policies totaling $237,000 that related to assets destroyed by the hurricanes that traversed Florida in August and September of 2004. There were no comparable amounts for 2006.

Interest Expense

During the years ended December 31, 2006 and 2005, interest expense was $7,880,000 and $5,657,000 respectively, which was net of capitalized interest of $7,620,000 and $5,554,000, respectively. The increase is primarily a result of new debt secured by our communities used primarily to acquire three age-restricted communities and to fund development expenditures made in advance of home sales, rising interest rates on our variable-rate debt coupled with higher outstanding balances under the Company’s line of credit and floor plan facility, all offset by scheduled amortization of existing long-term debt, a decrease in the amount of variable rate debt carried by the Company, and additional capitalized interest as a result of purchasing three development communities and continued development of our existing communities.

Tax Benefit

In 2001, we utilized a provision of the Taxpayer Relief Act of 1997 that allowed a one-time election to treat assets as having been sold for tax purposes in a deemed sale as of January 1, 2001 for fair value of those assets. We recorded a contingent tax liability of $600,000 related to this election in 2001. During 2005, certain subsequent events occurred, and the $600,000 contingent tax liability was resolved and reversed in 2005, resulting in a tax benefit of $600,000 for the year ended December 31, 2005. No tax benefit was recognized for the year ended December 31, 2006.

Discontinued Operations

During the year ended December 31, 2006, we sold a 90 home site community in New Jersey to a third party for an aggregate sales price of approximately $5,083,000. During the years ended December 31, 2006 and 2005, income from discontinued operations, net of minority interest was $1,056,000 and $116,000, respectively. The increase was primarily a result of recording a gain of $1,006,000 on the sale of the community. The net proceeds were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes.

Cumulative Preferred Stock Dividends

During the year ended December 31, 2006 and 2005, we deducted cumulative paid and unpaid preferred stock dividends of $1,938,000 and $1,647,000, respectively, for the 1,000,000 outstanding shares of our Series A Cumulative Redeemable Preferred Stock. The increase of $291,000 is due to the preferred stock being outstanding for a portion of a year during the year ended December 31, 2005 as compared to the entirety of the year ended December 31, 2006.

Comparison of 2005 to 2004

Net Income

We recognized net income attributable to common stockholders of $10,303,000 for the year ended December 31, 2005, compared to net income attributable to common stockholders of $8,674,000 for the year ended December 31, 2004. The following paragraphs discuss the results of operations in detail.

Rental Property Operations

Rental and other property revenues from our owned properties totaled $30,422,000 for the year ended December 31, 2005 compared to $27,786,000 for the year ended December 31, 2004, an increase of $2,636,000, or 9.5%. The increase in property operating revenue was a result of:

•	$2,169,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$354,000 increase in the pass on to residents of property tax increases,

•	$64,000 increase in other property income, and rents for recreational vehicle sites, and a

•	$49,000 increase in late fees, net of amounts written off as uncollectible.

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

Property operating expenses for our owned properties totaled $10,753,000 for the year ended December 31, 2005 compared to $9,857,000 for the same period in 2004, an increase of $896,000, or 9.1%. The increase in property operating expenses was a result of:

•	$210,000 increase in utility expense,

•	$186,000 increase in salaries, wages and benefits,

•	$168,000 increase in maintenance and repairs,

•	$150,000 increase in property taxes,

•	$124,000 increase in property operating overhead,

•	$32,000 increase in insurance expense, and a

•	$26,000 increase in utility operations maintenance and repairs at company owned utility plants.

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

Golf course operating expenses totaled $1,341,000 for the year ended December 31, 2005 compared to $1,225,000 for the year ended December 31, 2004. The increase in operating expenses at two golf courses for additional maintenance costs were partially offset by a decrease in costs at a third golf course.

Depreciation expense was $3,490,000 during the year ended December 31, 2005 compared to $2,890,000 during the same period in 2004. The increase was as a result of an increase in depreciable property due to the continued development of previously undeveloped home sites.

Same store property revenues for the year ended December 31, 2005 increased by 10.1% from the year ended December 31, 2004, consisting of a 5.3% increase from same site rental revenues, a 4.7% increase from absorption revenues and a 0.1% increase from golf revenues. Expenses related to those revenues increased 9.5% over that same period, consisting of a 4.1% increase in same site rental expenses, a 4.1% increase in absorption expenses, and a 1.3% increase in golf expenses. Same store property net operating income increased 10.4% for the year ended December 31, 2005 consisting of 5.9% increase in same site net operating income, a 5.0% increase in net operating income from newly leased sites partially offset by a 0.4% decrease in net operating income from golf operations. Our same store base included 96.8% of our property operating revenues for year ended December 31, 2005.

The Company believes that the same store information provides the users of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of the same store operating results used in the above calculation to total operating revenues and total expenses for the years ended December 31, 2005 and 2004, determined in accordance with U.S. generally accepted accounting principles, is reflected in the table on the following page (in thousands):

		Year Ended December 31, 2005	Year Ended December 31, 2004	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues		$27,562	$26,100	$1,462	5.6%	5.3%
Absorption rental revenues		1,861	569	1,292	227.1%	4.7%
Same store golf revenues		956	918	38	4.1%	0.1%

Same store revenues	A	30,379	27,587	2,792	10.1%	10.1%

Re-development property revenues		999	1,117	(118)	(10.6%)

Total property revenues	C	$31,378	$28,704	$2,674	9.3%

Same site property expense		$8,325	$7,949	$376	4.7%	4.1%
Absorption rental expense		376	—	376	100.0%	4.1%
Same store golf expenses		1,341	1,225	116	9.5%	1.3%

Same store expenses	B	10,042	9,174	868	9.5%	9.5%

Re-development property expenses		336	352	(16)	(4.5%)
(Recoveries of expenses) expenses from casualty events		(150)	221	(371)	(167.9%)
Expenses related to offsite management(2)		1,716	1,556	160	10.3%

Total property operating expenses	D	$11,944	$11,303	$641	5.7%

Same store net operating income	A-B	$20,336	$18,413	$1,923	10.4%

Total net operating income	C-D	$19,434	$17,401	$2,033	11.7%

(1)	Contribution to Same Store % Change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2004 period. For example, the change in same site rental revenue of $1,462 as compared to the total same store revenues in 2004 of $27,587 is a 5.3% increase ($1,462/ $27,587 = 5.3%).

(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

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

A summary of our home sales activities for the years ended December 31, 2005 and 2004 is highlighted in the following table:

	Year Ended December 31, 2005	Year Ended December 31, 2004	Unit Change	Percent Change
New home closings	435	392	43	11.1%
New home contracts	486	446	40	9.0%
New home backlog(1)	93	88	5	5.7%
Home resales	12	23	(11)	(47.8%)
Brokered home closings	247	265	(18)	(6.8%)

(1)	Balance as of December 31, 2005 and 2004, respectively.

Total cost of sales for the year ended December 31, 2005 was $35,508,000 compared to $27,186,000 for the year ended December 31, 2004. The resulting margin decreases are attributable to increases in costs of homes purchased partially offset by increased selling prices and increased manufacturer rebates associated with higher purchasing volumes. Selling and marketing expenses in 2005 increased $943,000 from 2004 primarily as a result of higher commission expenses associated with higher sales volumes and increased marketing costs for newly constructed subdivisions within existing communities.

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

•	$62,000 decrease in regulatory compliance and public company reporting costs, including Sarbanes-Oxley Act compliance,

•	$31,000 decrease in failed acquisition pursuit costs,

•	$6,000 decrease in transfer agent fees, all partially offset by a

•	$254,000 increase in compensation costs,

•	$38,000 increase in professional fees,

•	$32,000 increase in meetings and seminars,

•	$26,000 increase in stock option expense,

•	$20,000 increase in other public company costs, and a

•	$12,000 increase in travel costs.

Interest and Other Income

Interest and other income was $23,000 for the year ended December 31, 2005 and $365,000 for the year ended December 31, 2004. The decrease of $342,000 was a result of:

•	$245,000 decrease in interest income from our CMBS bonds,

•	$53,000 decrease in other income, and a

•	$44,000 decrease in interest income related to officers’ stock loans, which were paid in full.

Interest Expense

During the years ended December 31, 2005 and 2004, interest expense was $5,657,000 and $5,507,000, respectively, which was net of capitalized interest of $5,554,000 and $3,768,000, respectively. The increase was primarily a result of new debt secured by our properties to support development expenditures made in advance of home sales, an increase in the amount outstanding on the floor plan facility on home sales inventory and increasing interest rates on our variable rate debt. These increases were partially offset by scheduled amortization of existing long-term debt and an increase in capitalized interest as a result of additional development expenditures made in advance of home sales.

Discontinued Operations

For the year ended December 31, 2004, we sold a mini-storage property in Arizona to a third party for an aggregate sales price of approximately $2,035,000. The net proceeds of $1,026,000 were used to repay a portion of our outstanding short-term indebtedness. We recorded a gain of approximately $20,000, net of minority interest in the Operating Partnership which was included in discontinued operations for the year ended December 31, 2004.

In addition, during the year ended December 31, 2004, the Company sold a land lease community located in Arizona with 17 home sites which had been classified as held for sale by the Company in 2003. The Company recognized an impairment loss of approximately $151,000 in 2003 as a result of the reclassification of this property as held-for-sale. The results of operations of this community before the sale and the related $20,000 gain on sale were included within discontinued operations for the year ended December 31, 2004.

NOL Carryover

At December 31, 2006, the Company’s net operating loss (“NOL”) carryovers were approximately $64,564,000 for the parent REIT entity and $3,014,000 for the Company’s taxable subsidiaries that are consolidated for financial reporting but not for federal income tax purposes. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of the Company’s REIT taxable income, and as a result, to reduce the amount that the Company is required to distribute to stockholders to maintain our status as a REIT. It does not, however, affect the tax treatment to stockholders of any distributions that the Company does make. The Company did not utilize any of its NOL Carryover in 2005. The parent REIT’s and the taxable subsidiaries’ NOL carryovers are scheduled to expire between 2007 and 2009, and 2020 and 2026, respectively.

Dividends and Distributions

During the year ended December 31, 2006, we distributed $8,832,000 ($1.00 per share) to holders of common stock and OP Units, compared to distributions in the year ended December 31, 2005 of $8,522,000 ($1.00 per share) and distributions in the year ended December 31, 2004 distributions of $7,989,000 ($1.00 per share). The tax treatment to stockholders of the dividends paid, if any, is generally determined based upon the character and amount of our taxable income for the relevant year.

For income tax purposes, dividends to common stockholders may consist of ordinary income, capital gains (including unrecaptured gain under Section 1250 of the Internal Revenue Code of 1986, which is taxable to stockholders who are individuals at a maximum federal rate of 25%), return of capital or a combination thereof. For the years ended December 31, 2006, 2005 and 2004, dividends paid per share were taxable as follows:

	2006		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Return of capital	$0.95	95.0%	$0.81	81.5%	$0.56	56.0%
Ordinary income	—	—	0.19	18.5%	0.44	44.0%
Unrecaptured Section 1250 gain	0.05	5.0%	—	—	—	—

Total	$1.00	100.0%	$1.00	100.0%	$1.00	100.0%

During the year ended December 31, 2006, we distributed $1,938,000 ($1.938 per share) to holders of preferred stock compared to distributions in the years ended December 31, 2005 and 2004 of $1,485,000 and $0, respectively.

The tax treatment to stockholders of the preferred dividends paid, if any, is generally determined based upon the character and amount of our taxable income for the relevant year.

	2006		2005
	Amount	Percentage	Amount	Percentage
Return of capital	$0.000	0.0%	$0.000	0.0%
Ordinary income	$1.938	100.0%	$1.485	100.0%

Total	$1.938	100.0%	$1.485	100.0%

Our dividends are set quarterly by our Board of Directors and are subject to change or elimination at any time. Our primary financial objective is to maximize long-term, risk-adjusted returns on investment for common stockholders. While the dividend policy is considered within the context of this objective, maintenance of past dividend levels is not our primary investment objective and is subject to numerous factors including our profitability, capital expenditure plans, obligations related to principal payments and capitalized interest, maintenance of our REIT status and the availability of debt and equity capital at terms deemed attractive by us to finance these expenditures. Subject to certain limitations, our NOL may be used to offset all or a portion of our REIT taxable income, which may allow us to reduce or eliminate our dividends paid and still maintain our REIT status.

Historically, the combination of dividend payments, capital expenditures, capitalized interest and debt repayment has exceeded funds provided from operating activities, and we have funded a portion of these expenditures from debt financings and equity issuance. However, there is no assurance that we will be able to continue to do so on terms deemed acceptable in the future. In the event that we are unable to do so or decide not to pursue such financing sources, we will be required to reduce or eliminate the dividend, reduce or eliminate capital expenditures, or both.

From May 3, 2002 through April 28, 2004, we operated a Dividend Reinvestment Plan (the “Plan”), which allowed stockholders to acquire additional shares of common stock by reinvesting some or all of the cash dividends paid on our outstanding common stock. Shares were acquired pursuant to the Plan directly from us at a price equal to the average of the daily high and low sales prices of our common stock as reported on the New York Stock Exchange during the ten trading days prior to the date of the investment, less a possible discount determined by us of up to 5%, generally without payment of any brokerage commission or service charge by the investor. During 2004 approximately 25,000 shares of common stock were issued pursuant to the Plan. There were no shares issued in 2006 and 2005.

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

The most directly comparable financial measure that can be reconciled to GAAP is our historical return on investment in operational home sites for the year ended December 31, 2006, which is reconciled on page 40 in footnote 1. Our projection of the estimated first year return from leases originated on expansion home sites cannot be directly reconciled to a comparable GAAP measure, principally because there will be leases that begin during the period and we estimate the incremental operating expenses associated with these leases. The estimated first year return from leases originated on investment in expansion home sites should not be considered in isolation nor is it intended to represent an alternative measure of operating income or cash flow or any other measure of performance as determined in accordance with GAAP.

By comparing the projected first year annualized profit on the expansion home site leases originated to the sum of total development costs, as increased (in the event of a home sales loss) or decreased (in the event of a home sales profit) by the estimated home sales profit or loss, we are able to measure the projected first year return from leases originated on our expansion home sites. We believe that this measure provides a useful comparison to the returns available from investing in stabilized communities.

Our calculation of projected first year return from leases originated on expansion home sites includes the following components:

(a) We derive our projected first year annualized profit on leases originated on expansion home sites by deducting estimated operating expenses from the contractual annual revenues from leases originated during the period. We estimate operating expenses using one half of the actual ratio of property operating expenses incurred to property revenue generated in the prior year. For example, if we originate a lease at a property where the ratio of operating expense to property revenues was 40% for the prior year, we apply a 20% expense ratio to project the additional expense associated with the newly leased home site for the first year. We believe that one half of the actual expenses is an appropriate estimate of the relationship between fixed and variable expenses of operating our communities.

(b) The total development costs of the expansion sites leased are based upon the sum of land, construction costs, and other capitalized costs, including interest expense, as allocated to the individual home sites based upon the leased value of each home site.

(c) We determine the home sales profit or loss that is attributable to sale of homes situated on expansion home sites by deducting from the reported home sales operating income the gross margin and commissions attributable to the (i) the sale of used homes, and (ii) brokerage of home sale transactions between third parties. We make no allocation of sales overhead to the transactions identified above.

We believe that our home sales operations drive our projected first year return from leases originated on expansion home sites because most of our expansion home site leases originate with our sale of a home.

Our projections of the first year returns from the leases originated on expansion home sites constitute “forward looking statements.” Actual first year returns may be materially different than such projections as a result of the risks and other factors discussed throughout this Annual Report. We undertake no obligation to update such projections to reflect events or circumstances occurring after the date of this report.

Comparison of the Years ended December 31, 2006, 2005 and 2004

The leases facilitated by the home sales business during the years ended December 31, 2006, 2005 and 2004 are estimated to provide a first year return on investment of 8.7%, 10.9% and 9.9%, respectively. These returns are shown on the following page and are based upon management’s projections. This compares to our realized returns from operational home sites of 7.8% for the year ended December 31, 2006, 8.0% for the year ended December 31, 2005 and 8.1% for the year ended December 31, 2004. The decrease in return on expansion home sites for the year ended 2006 as compared to 2005 is driven primarily by (i) increases in the per site cost of development, (ii) decreased profitability of our home sales business, and (iii) a decrease in projected first year annualized profit as a result of offering lease incentives to increase leasing volume. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our projected first year return from leases originated on expansion home sites for the years ended December 31, 2006, 2005 and 2004 is shown below (in thousands, except expansion sites leased):

		Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Expansion sites leased during the year		300	352	375

Estimated first year annualized profit on leases originated during the year	A	$1,107	$1,387	$1,411

Costs, including development costs of sites leased		$17,790	$18,013	$17,708
Home sales income attributable to sites leased		5,133	5,258	3,426

Total costs incurred to originate ground leases	B	$12,657	$12,755	$14,282

Estimated first year returns from the leases originated on expansion home sites during the year	A/B	8.7%	10.9%	9.9%

For the years ended December 31, 2006, 2005 and 2004, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Reported income from sales operations	$5,387	$5,640	$3,820
Brokerage business income	(226)	(291)	(296)
Used home sales	(28)	(91)	(98)

Adjusted income	$5,133	$5,258	$3,426

We exclude the profits from our used home sales and brokerage business from our projection of return on investment in expansion home sites. The profits from these activities represent profits that are not directly related to our expansion activities.

The reconciliation of our projected first year return from leases originated on expansion home sites, a projection, to our return on investment in operational home sites in accordance with GAAP is shown below (in thousands):

		Total Portfolio for Year Ended December 31, 2006	Total Portfolio for Year Ended December 31, 2005	Total Portfolio for Year Ended December 31, 2004
Property income before depreciation(1)	A	$22,847	$19,434	$17,401
Total investment in operating home sites(1)	B	$294,394	$241,893	$216,514
Return on investment from earning home sites(1)	A/B	7.8%	8.0%	8.0%

(1)	A reconciliation of our return on investment for operational home sites for the years ended December 31, 2006, 2005 and 2004 to property income before depreciation and investment in operational sites is shown below (in thousands):

	December 31, 2006	December 31, 2005	December 31, 2004
Rental and other property revenues	$35,148	$31,378	$28,704
Property operating expenses	(12,301)	(11,944)	(11,303)

Property income before depreciation (A)	$22,847	$19,434	$17,401

Real estate assets, net	$383,006	$294,126	$245,138
Add: Accumulated depreciation	29,068	25,277	22,129
Less: Real estate under development	(110,682)	(74,416)	(49,360)
Less: Cost of home sites ready for intended use	(6,998)	(3,094)	(1,393)

Investment in operational sites (B)	$294,394	$241,893	$216,514

Return on investment in operational sites (A/B)(1)	7.8%	8.0%	8.0%

(1)	Our return on investment in operational home sites is derived from rental property operations before depreciation and our investment in operational home sites. This includes, but is not limited to, our income from sites that were leased for the first time during each of the years ended December 31, 2006, 2005 and 2004, respectively. For these leases, the income reported above includes less than a full twelve months of operating results. Consequently, when compared to the investment we have made in these home sites, the return on investment during the years ended December 31, 2006, 2005 and 2004 is less than the return when measured using a full twelve months of operating results. Further, we acquired certain properties during 2006 and our reported results include less than a full twelve months of operating results. Consequently, when compared to the investment we have made in these home sites, the return on investment during the year ended December 31, 2006 is less than the return when measured using a full twelve months of operating results. If we exclude the results from our investments in newly acquired properties, the return on investment in operational home sites is 8.3% for the fiscal year ended December 31, 2006. We did not acquire any properties during the years ended December 31, 2005 and 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had cash and cash equivalents of $253,000. Our principal activities that demand liquidity include our normal operating activities, development expenditures, payments of principal and interest on outstanding debt, acquisitions of and additional investments in properties, and payments of distributions to preferred and common stockholders and OP Unit holders. The Company expects to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. The Company expects to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sales of properties and cash generated from operations.

In the event that there is an economic downturn and the cash provided by operating activities is reduced or, if access to short term borrowing sources becomes restricted, the Company may be required to reduce or eliminate expenditures for the continued development of its communities and/or reduce or eliminate its preferred and common dividend.

We have a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at a variable rate ranging from 150 to 175 basis points over the one-month LIBOR rate (7.0% at December 31, 2006). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco Counties, Florida and Maricopa County, Arizona with a net book value of $38,006,000. The revolving line of credit matures in May 2009. At December 31, 2006, $5,305,000 was outstanding and $10,695,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. Based on the application of the borrowing base calculation, as of December 31, 2006, $8,715,000 was available to the Company. The line of credit also includes certain financial covenants that require the Company to maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to pro forma annual fixed charge obligations (as defined by the lender) of not less than .80 to 1.0 during fiscal year 2006, .85 to 1.0 during fiscal year 2007, and 1.0 to 1.0 during fiscal year 2008; to maintain a tangible net (as defined by lender) worth of $150,000,000 and to maintain a debt to adjusted tangible net worth (as defined by lender) ratio of not more than 1.75 to 1.0, among others. The Company was in compliance with all financial covenant requirements at December 31, 2006.

We have a floor plan line of credit with a floor plan lender providing a committed credit facility of $35,000,000 with a variable interest rate of prime plus 25 basis points (8.50% at December 31, 2006). Individual advances mature between 360 days and 720 days based on the aging of the Company’s inventory of homes. The floor plan line of credit is partially recourse to the Company and at December 31, 2006, $1,475,000 of the outstanding balance under the floor plan was recourse to the Company. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $21,956,000. The financial covenants of the floor plan line of credit require the Company to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of not more than 2.0 to 1.0, among others. The Company was in compliance with all financial covenant requirements at December 31, 2006. The floor plan lender’s commitment to fund future inventory purchases expires in September 2009. At December 31, 2006, $14,754,000 was outstanding, and approximately $20,246,000 was available under the floor plan facility.

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

Operating Activities

Our net cash provided by operating activities was $12.9 million for the year ended December 31, 2006 compared to $20.7 million during the same period in 2005. The $7.8 million decrease was the result of:

•

$5.7 million decrease in cash provided by operating assets and liabilities as a result of changes in business volumes such as increased insurance costs, capitalized expenses at our Sebastian Beach and Tennis Village community, coupled with decreases in accounts payable and accrued liabilities such as a reduction in bonus accruals and a reduction in home deposits as a result of a slower home sales market in 2006, and a

•

$2.1 million increase in cash used to fund inventory in 2006 as compared to the cash used to fund inventory increases in 2005. This increase is a result of both higher average unit costs in inventory and a higher percentage of completion for homes in inventory. In addition, the reduction in new home sales during 2006 resulted in higher inventory levels.

Investing Activities

During the year ended December 31, 2006, the net cash used in investing activities was $87.9 million, compared with $53.1 million net cash used during the same period in 2006. The $34.8 million increase in net cash used for investing activities is primarily the result of:

•	$27.8 million increase in expenditures related to the purchase of three new age restricted communities,

•	$11.4 million increase in expenditures for capital replacements, development and improvements in 2006 as compared to 2005, primarily related to the continued development of unleased sites,

•	$0.7 million increase in notes receivable advances,

•	$0.5 million increase in expenditures for furniture, fixtures, and equipment for taxable subsidiaries classified as other assets, and a

•	$0.2 million decrease in proceeds from hurricane insurance claims, all partially offset by a

•	$4.8 million increase in proceeds from sale of real estate,

•	$0.8 million decrease in expenditures associated with hurricane capital replacements incurred in 2005, and a

•	$0.2 million increase in proceeds from notes receivables,

Financing Activities

Net cash provided by financing activities was $73.4 million for the year ended December 31, 2006 compared with net cash provided during the same period in 2005 of $33.4 million.

The $40.0 million increase in cash provided by financing activities is primarily the result of:

Increases

•	$61.5 million increase in proceeds from secured long-term notes payable,

•	$5.4 million increase in proceeds from secured short-term financing,

•	$0.5 million decrease in payment of loan costs,

•	$0.4 million decrease in dividends previously accounted for as compensation expense,

•	$0.3 million decrease in principal payments on secured long-term notes payable,

•	$0.2 million increase in proceeds from stock options exercised, and a

•	$0.1 million decrease in payments of professional costs associated with equity issuance, all partially offset by

Decreases

•	$23.9 million decrease in net proceeds received from the issuance of preferred stock in 2005 which did not recur in 2006,

•	$2.3 million increase in principal payments on secured long-term notes payable for properties sold,

•	$0.7 million increase in deposits to escrow accounts,

•	$0.7 million decrease in proceeds from notes receivable on common stock purchases,

•	$0.5 million increase in payments of preferred stock dividends, and a

•	$0.3 million increase in common stock dividend payments.

For 2006, 2005, and 2004, our net cash flows were as follows (in thousands):

	2006	2005	2004
Cash provided by operating activities	$12,919	$20,712	$8,432
Cash used in investing activities	(87,904)	(53,144)	(25,037)
Cash provided by financing activities	73,443	33,407	15,361

FUNDS FROM OPERATIONS

We measure our economic profitability based on FFO less annual capital replacement spending for developed home sites. For the year ended December 31, 2006, our capital replacement spending averaged $184 per developed home site.

We believe that the presentation of FFO, when considered with the financial data determined in accordance with generally accepted accounting principles, provides a useful measure of our performance. We use FFO in measuring our operating performance because we believe that the items that result in a difference between FFO and net income have a different impact to the ongoing operating performance of a real estate company than to other businesses. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with generally accepted accounting principles, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund our cash needs, including our ability to make distributions, since FFO does not consider recurring capital expenditures, debt maturities or other capital expenditure commitments of the Company. The Board of Governors of the National Association of Real Estate Investment Trusts (also known as NAREIT) defines FFO as net income (loss), computed in accordance with generally accepted accounting principles, excluding gains and losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition as further adjusted for the minority interest in the Operating Partnership owned by persons other than us. Our basis of computing FFO is not necessarily comparable with that of other REITs.

For 2006, 2005 and 2004, our FFO was as follows (in thousands):

	2006	2005	2004
Net income	$11,691	$11,950	$8,674
Minority interest in operating partnership	1,410	1,600	1,173
Real estate depreciation	4,346	3,490	2,890
Casualty gain	—	(237)	(337)
Gain on sale of real estate	—	—	(101)
Discontinued operations:
Real estate depreciation, net of minority interest	67	66	73
Minority interest in operating partnership attributed to discontinued operations	140	16	8
Gain on sale of real estate	(1,006)	—	(43)
Tax benefit from reversal of potential tax liabilities related to constructive sale of properties	—	(600)	—

Funds From Operations (FFO)	16,648	16,285	12,337
Cumulative preferred stock dividends	(1,938)	(1,647)	—

FFO available to common stockholders and OP unit holders	$14,710	$14,638	$12,337

Weighted average common shares, common share equivalents and OP Units outstanding	8,876	8,630	8,248

CONTRACTUAL OBLIGATIONS

The following table summarizes information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operation and in the notes to the consolidated financial statements contained in Item 8 of this Annual Report regarding contractual obligations and commitments as of December 31, 2006 (amounts in thousands):

	2007	2008 and 2009	2010 and 2011	2012 and thereafter	Total
Scheduled long-term debt principal payments	$3,019	$6,833	$7,962	$31,300	$49,114
Balloon maturities of long-term debt	2,665	—	21,740	162,048	186,453
Secured credit facilities	—	5,305	—	—	5,305
Floor plan(1)	2,042	12,712	—	—	14,754
Construction contracts	9,852	—	—	—	9,852
Purchase commitments	138	—	—	—	138
Lease commitments	263	343	3	—	609

Total	$17,979	$25,193	$29,705	$193,348	$266,225

(1)	Committed three-year facility whose individual advances mature at different dates between 360 and 720 days from the date of each advance.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is changes in interest rates relating to our various debt instruments and borrowings. As compared to the year ended December 31, 2005, our exposure to changes in interest rates at December 31, 2006 for repricing and refunding as to unpaid principal balances (i) increased from $62.8 million to $175.1 million for partially amortizing long-term notes payable; (ii) decreased from $15.0 million to $11.4 million for variable rate long-term notes payable; (iii) decreased from $17.7 million to $14.8 million for variable rate secured floor plan facility; and (iv) increased from $4.7 million to $5.3 million for variable rate secured short term mortgage financing. The following is a discussion of the potential impact of changes in interest rates on our debt instruments at December 31, 2006.

We have $10.5 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $213.7 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed. We have repricing and refunding risks as to the unpaid balance on these notes of $175.1 million due at maturity between 2007 and 2020, with an average maturity of 10.4 years.

We have an $11.4 million interest only, non-recourse, secured long-term note payable. This variable rate loan bears interest at the three-month LIBOR plus 1.75%. If LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $114,000 due to an increase in interest expense based on the outstanding balance at December 31, 2006. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

As of December 31, 2006, the scheduled principal amortization and maturity payments for the Company’s secured notes payable and secured long-term debt are as follows (in thousands):

Year	Amortization	Maturities	Total
2007	$3,019	$2,665	$5,684
2008	3,175	—	3,175
2009	3,658	—	3,658
2010	3,905	—	3,905
2011	4,057	21,740	25,797
Thereafter	31,300	162,048	193,348

			$235,567

We have a revolving line of credit with a bank that bears interest at a variable rate ranging from 150 to 175 basis points over the one-month LIBOR rate. If the LIBOR rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $53,000 due to an increase in interest expense on this line of credit, based on the approximately $5.3 million outstanding balance at December 31, 2006. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note in 2009.

We have a secured floor plan facility that bears interest at the lender’s prime rate plus 25 basis points. If the lender’s prime rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $148,000 due to an increase in interest expense on this line of credit, based on the approximately $14.8 million outstanding balance at December 31, 2006. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer, chief operating officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based upon this evaluation, our chief executive officer, chief operating officer, and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC filings (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer, chief operating officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective.

Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein at page F-2.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be presented under the caption “Board of Directors and Officers” in the Company’s proxy statement for its 2007 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item will be presented under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control” and “Director Compensation” in the Company’s proxy statement for its 2007 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s proxy statement for its 2007 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In prior years, the Company provided loans to its executive officers in amounts equal to the total cash purchase price of certain shares of our common stock at the then prevailing market prices. These loans had a 10-year maturity, were 25% recourse to the executive officers, bear interest at 7.5% and were secured by the common stock acquired with the proceeds from the loan. As of December 31, 2005, the last two of these loans outstanding were repaid in full, and principal and interest payments made on these obligations during the years ended December 31, 2006, 2005, and 2004 were $0, $767,000 and $110,000, respectively. No such loan or any related amounts were outstanding at December 31, 2006. In compliance with current regulations, the Company has not provided or modified loans to executive officers since January 2, 2001.

Item 14.	Principal Accountant Fees and Services.

The information required by this item will be presented under the caption “Principal Accountant Fees and Services” in the Company’s proxy statement for its 2007 annual meeting of stockholders and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

1.	Financial Statements.

The financial statements are listed in the Index to Financial Statements on page F-1.

2.	Financial Statement Schedules.

The financial statement schedule is listed in the Index to Financial Statements on page F-1.

3.	Exhibits.

The exhibits are listed in the Exhibit Index, which begins on page 50.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LAND LEASE, INC. (Registrant)

Date: March 12, 2007	By	/s/ TERRY CONSIDINE
Terry Considine
Chairman and Chief Executive Officer

Date: March 12, 2007	By	/s/ ROBERT G. BLATZ
Robert G. Blatz
President and Chief Operating Officer

Date: March 12, 2007	By	/s/ SHANNON E. SMITH
Shannon E. Smith
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ THOMAS L. RHODES Thomas L. Rhodes	Director and Vice Chairman	March 12, 2007

/s/ BRUCE D. BENSON Bruce D. Benson	Director	March 12, 2007

/s/ BRUCE E. MOORE Bruce E. Moore	Director	March 12, 2007

/s/ TODD W. SHEETS Todd W. Sheets	Director	March 12, 2007

/s/ THOMAS HARVEY Thomas Harvey	Director	March 12, 2007

EXHIBIT INDEX

Exhibit No.	Description
2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of June 2, 2000, by and between the Registrant and Commercial Assets, Inc. (incorporated herein by reference to Annex A to the Registrant’s Joint Proxy Statement/Prospectus filed on June 13, 2000).*

3.1	Third Amended and Restated Certificate of Incorporation of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2005).

3.2	Fourth Amended and Restated By-laws of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8K filed on April 5, 2005).

4.1	Waiver regarding stock ownership restrictions between the Registrant and Terry Considine, dated August 11, 2000.

4.2	Waiver regarding stock ownership restrictions between the Registrant and Asset Investors Operating Partnership, L.P., dated August 11, 2000.

4.3	Certificate of Designations for 7.75% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2005).

4.4	Form of Stock Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2005).

10.1	Agreement of Limited Partnership of Asset Investors Operating Partnership, L.P., dated as of April 30, 1997 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 10, 2006).

10.2	Amendment to the Agreement of Limited Partnership of Asset Investors Operating Partnership, L.P., dated as of April 1, 2000 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 10, 2006).

10.3	Second Amendment to the Agreement of Limited Partnership of Asset Investors Operating Partnership, L.P., dated as of May 3, 2002 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 10, 2006).

10.4	Third Amendment of the Agreement of Limited Partnership of Asset Investors Operating Partnership, L.P., dated as of February 23, 2005 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 10, 2006).

10.5	1998 Stock Incentive Plan (As Amended) of the Registrant (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2006). **

10.6	Form of Incentive Stock Option Agreement under the 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2006).**

10.7	Form of Restricted Stock Agreement under the 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 9, 2006).**

10.8	Promissory Note entered into by and among Wachovia Bank, N.A., Asset Investors Operating Partnership, L.P., Community Savanna Club Joint Venture, AIOP Lost Dutchman Notes, L.L.C. and Community Brentwood Joint Venture (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 10-K filed on January 4, 2007).

Exhibit No.	Description
10.9	Amended and Restated Renewal Secured Promissory Note, dated June 1, 2006, by and between Transamerica Occidental Life Insurance Company, and Crystal Bay, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q for the fiscal quarter ended June 30, 2006, filed on August 9, 2006).

10.10	Amended and Restated Wholesale Security Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 22, 2006).

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends.

21.1	List of Subsidiaries.

23.1	Consent of Independent Auditors - Ernst & Young LLP.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of COO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of COO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.3	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

*	We agree to furnish to the SEC, upon request, a copy of each exhibit to this Second Amended and Restated Agreement and Plan of Merger.

**	Management contract or compensatory plan or arrangement.

INDEX TO FINANCIAL STATEMENTS

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of American Land Lease, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that American Land Lease, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Land Lease, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that American Land Lease, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, American Land Lease, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Land Lease, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Tampa, Florida

March 6, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

American Land Lease, Inc.

We have audited the accompanying consolidated balance sheets of American Land Lease, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Land Lease, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes B and J to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment, on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of American Land Lease Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Tampa, Florida

March 6, 2007

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Real estate, net of accumulated depreciation of $29,068 and $25,277, respectively, including real estate under development of $110,682 and $78,416, respectively	$383,006	$294,126
Cash and cash equivalents	253	1,795
Inventory	22,827	18,759
Other assets, net	15,969	11,236
Assets held for sale	—	3,773

Total Assets	$422,055	$329,689

LIABILITIES
Secured long-term notes payable	$235,567	$149,388
Secured short-term financing	20,059	19,669
Accounts payable and accrued liabilities	13,216	12,474
Liabilities related to assets held for sale	—	2,304

	268,842	183,835

MINORITY INTEREST IN OPERATING PARTNERSHIP	16,502	15,945
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 3,000 shares authorized; 1,000 and 1,000 shares issued and outstanding, respectively	25,000	25,000
Common stock, par value $.01 per share; 12,000 shares authorized; 9,390 and 9,346 shares issued; 7,664 and 7,620 shares outstanding (excluding treasury stock), respectively	94	93
Additional paid-in capital	291,460	288,224
Deferred compensation re restricted stock	—	(1,651)
Dividends in excess of accumulated earnings	(153,231)	(155,145)
Treasury stock, 1,726 and 1,726 shares at cost, respectively	(26,612)	(26,612)

	136,711	129,909

Total Liabilities and Stockholders’ Equity	$422,055	$329,689

See notes to Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	2006	2005	2004
RENTAL PROPERTY OPERATIONS
Rental and other property revenues	$35,148	$30,422	$27,786
Golf course operating revenues	1,086	956	918

Total property operating revenues	36,234	31,378	28,704
Property operating expenses	(12,301)	(10,753)	(9,857)
Recovery of expenses (expenses) from casualty events	—	150	(221)
Golf course operating expenses	(1,347)	(1,341)	(1,225)

Total property operating expenses	(13,648)	(11,944)	(11,303)
Depreciation	(4,346)	(3,490)	(2,890)

Income from rental property operations	18,240	15,944	14,511

SALES OPERATIONS
Home sales revenue	47,238	51,450	40,360
Cost of home sales	(31,525)	(35,508)	(27,186)

Gross profit on home sales	15,713	15,942	13,174
Commissions earned on brokered sales	454	653	651
Commissions paid on brokered sales	(228)	(362)	(355)

Gross profit on brokered sales	226	291	296
Selling and marketing expenses	(10,552)	(10,593)	(9,650)

Income from sales operations	5,387	5,640	3,820

General and administrative expenses	(3,995)	(3,353)	(3,995)
Interest and other income	293	23	365
Gain on sale of real estate	—	—	101
Casualty gain	—	237	337
Interest expense	(7,880)	(5,657)	(5,507)

Income before taxes, minority interest in Operating Partnership and discontinued operations	12,045	12,834	9,632
Income tax benefit	—	600	—

Income before minority interest in Operating Partnership and discontinued operations	12,045	13,434	9,632
Minority interest in Operating Partnership	(1,410)	(1,600)	(1,173)

Income from continuing operations	10,635	11,834	8,459

DISCONTINUED OPERATIONS
Income from discontinued operations, net of minority interest in Operating Partnership	1,056	116	215

Net income	11,691	11,950	8,674
Cumulative preferred stock dividends	(1,938)	(1,647)	—

Net income available to common stockholders	$9,753	$10,303	$8,674

Earnings per common share—basic:
Income from continuing operation (net of preferred stock dividends)	$1.16	$1.40	$1.21
Income from discontinued operations	0.14	0.02	0.03

Net income attributable to common stockholders	$1.30	$1.42	$1.24

Earnings per common share—diluted:
Income from continuing operation (net of preferred stock dividends)	$1.10	$1.33	$1.16
Income from discontinued operations	0.14	0.02	0.03

Net income attributable to common stockholders	$1.24	$1.35	$1.19

Weighted average common shares outstanding	7,487	7,263	7,013

Weighted average common shares and common share equivalents outstanding	7,883	7,648	7,293

Dividends declared per common share	$1.00	$1.00	$1.00

See notes to Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable on Common Stock Purchases	Deferred Compensation on Restricted Stock	Dividends in Excess of Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES—DECEMBER 31, 2003	—	$—	8,830	$88	$282,818	$(799)	$(1,354)	$(159,340)	$(26,612)	$94,801

Restricted stock issued	—	—	106	1	2,111	—	(2,112)	—	—	—
Exercise of options	—	—	114	1	1,310	—	—	—	—	1,311
Equity compensation granted to the Board of Directors	—	—	6	—	120	—	—	—	—	120
Conversion of OP Units	—	—	2	—	23	—	—	—	—	23
Equity in stock options	—	—	—	—	33	—	—	—	—	33
Proceeds for issuance of common stock under dividend reinvestment program	—	—	24	1	469	—	—	—	—	470
Repayment of notes receivable from officers	—	—	—	—	—	51	—	—	—	51
Stock-based compensation	—	—	—	—	—	—	1,216	—	—	1,216
Stock issuance cost	—	—	—	—	(235)	—	—	—	—	(235)
Net income	—	—	—	—	—	—	—	8,674	—	8,674
Dividends paid—common stock	—	—	—	—	—	—	—	(7,031)	—	(7,031)

BALANCES—DECEMBER 31, 2004	—	—	9,082	91	286,649	(748)	(2,250)	(157,697)	(26,612)	99,433
Net proceeds from issuance of preferred stock	1,000	25,000	—	—	(1,102)	—	—	—	—	23,898
Restricted stock issued	—	—	95	1	1,057	—	(1,058)	—	—	—
Correction of previously issued restricted stock	—	—	—	—	(716)	—	716	—	—	—
Exercise of options	—	—	164	1	2,251	—	—	—	—	2,252
Equity compensation granted to the Board of Directors	—	—	5	—	120	—	—	—	—	120
Equity in stock options	—	—	—	—	65	—	—	—	—	65
Repayment of notes receivable from officers	—	—	—	—	—	748	—	—	—	748
Stock-based compensation	—	—	—	—	—	—	941	—	—	941
Stock issuance cost	—	—	—	—	(100)	—	—	—	—	(100)
Net income	—	—	—	—	—	—	—	11,950	—	11,950
Dividends previously accounted for as compensation expense	—	—	—	—	—	—	—	(371)	—	(371)
Dividends paid—common stock	—	—	—	—	—	—	—	(7,542)	—	(7,542)
Dividends paid—preferred stock	—	—	—	—	—	—	—	(1,485)	—	(1,485)

BALANCES—DECEMBER 31, 2005	1,000	25,000	9,346	93	288,224	—	(1,651)	(155,145)	(26,612)	129,909
Exercise of options	—	—	163	2	2,455	—	—	—	—	2,457
Vesting of restricted stock	—	—	65	—	—	—	—	—	—	—
Equity compensation granted to the Board of Directors	—	—	5	—	140	—	—	—	—	140
Stock-based compensation	—	—	—	—	1,291	—	—	—	—	1,291
Stock issued for acquisition	—	—	39	1	999	—	—	—	—	1,000
SFAS 123R adjustment	—	—	(228)	(2)	(1,649)	—	1,651	—	—	—
Net income	—	—	—	—	—	—	—	11,691	—	11,691
Dividends paid—common stock	—	—	—	—	—	—	—	(7,839)	—	(7,839)
Dividends paid—preferred stock	—	—	—	—	—	—	—	(1,938)	—	(1,938)

BALANCES—DECEMBER 31, 2006	1,000	$25,000	9,390	$94	$291,460	$—	$—	$(153,231)	$(26,612)	$136,711

See notes to Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,691	$11,950	$8,674
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	5,605	4,639	3,847
Revenue recognized related to acquired lease obligations	(298)	(63)	(65)
Amortization of deferred compensation and expense for stock options	1,309	918	1,196
Minority interest in Operating Partnership	1,410	1,600	1,173
Minority interest attributable to discontinued operations	140	16	8
Casualty gain	—	(237)	(337)
Gain on sale of discontinued operations	(1,006)	—	(43)
Gain on sale of real estate	—	—	(101)
Increase in inventory	(4,068)	(1,971)	(6,385)
Net (increase) decrease in operating assets and liabilities	(1,864)	3,860	465

Net cash provided by operating activities	12,919	20,712	8,432

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	4,840	—	2,423
Proceeds from casualty gain	—	237	530
Purchases of real estate	(43,611)	(15,822)	(921)
Capital replacements	(1,703)	(1,234)	(1,006)
Hurricane capital replacements	—	(800)	(241)
Additions to real estate, including development	(37,606)	(28,737)	(21,540)
Additions to fixed assets other than real estate classified as other assets	(1,806)	(1,335)	(801)
Capitalized interest	(7,620)	(5,554)	(3,768)
Notes receivable advances	(719)	(6)	(198)
Proceeds from notes receivable	321	107	85
Collection of preferred minority interest in real estate partnership	—	—	400

Net cash used in investing activities	(87,904)	(53,144)	(25,037)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (principal payments on) secured short-term financing	390	(4,975)	13,985
Proceeds from secured long-term notes payable borrowings	89,159	27,623	12,000
Principal payments on secured long-term notes payable for properties sold	(2,268)	—	(869)
Principal payments on secured long-term notes payable	(2,980)	(3,305)	(2,987)
Payments of deferred financing costs	(1,959)	(2,413)	(398)
Payments to escrow funds	(988)	(807)	(834)
Collections of escrow funds	402	864	787
Stock issuance costs	—	(100)	(235)
Proceeds from stock options exercised	2,457	2,252	1,311
Proceeds from issuance of preferred stock	—	23,898	—
Proceeds from dividend reinvestment program	—	—	471
Proceeds from OP unit distribution reinvestment program	—	—	68
Collections of notes receivable on common stock purchases	—	748	51
Dividends previously expensed as compensation	—	(371)	—
Payments of common stock dividends	(7,839)	(7,542)	(7,031)
Payments of preferred stock dividends	(1,938)	(1,485)	—
Payments of distributions to minority interest in Operating Partnership	(993)	(980)	(958)

Net cash provided by financing activities	73,443	33,407	15,361

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,542)	975	(1,244)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,795	820	2,064

CASH AND CASH EQUIVALENTS AT END OF YEAR	$253	$1,795	$820

See notes to Consolidated Financial Statements

AMERICAN LAND LEASE, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

A.	The Company

American Land Lease, Inc. (“ANL”) is a Delaware corporation that owns home sites leased to owners of homes situated on the leased land and operates the communities composed of these homes. ANL has elected to be taxed as a real estate investment trust (“REIT”). ANL’s common stock (“common stock”), par value $0.01 per share, is listed on the New York Stock Exchange under the symbol “ANL.” ANL’s preferred stock (“preferred stock”), par value $0.01 per share, is listed on the New York Stock Exchange under the symbol “ANL-PA.” In May 1997, ANL contributed its net assets to Asset Investors Operating Partnership, L.P. (the “Operating Partnership”) in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership’s initial capital. Except as the context requires, “we,” “our,” “us” and the “Company” refer to ANL, the Operating Partnership and all majority-owned subsidiaries.

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid, if any, to holders of ANL’s common stock. After holding the OP Units for one year, limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of ANL’s common stock in lieu of cash. At December 31, 2006, the Operating Partnership had approximately 993,000 OP units outstanding, excluding those owned by ANL, and ANL owned 88% of the Operating Partnership.

As of December 31, 2006, based on total home sites, 72% of the Company’s portfolio of residential land lease communities is located in Florida, 23% in Arizona and 5% in Alabama.

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

2.	Allocate the “as-if vacant” fair value among land, land improvements, buildings, (based on real estate valuation techniques), furniture, fixtures and equipment; and

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

The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the estimated remaining expected terms of the associated leases (including fixed rate renewal periods for below market leases). The value of below market leases are reported in “accounts payable and accrued liabilities” in the consolidated balance sheets. At December 31, 2006, the unamortized below market lease intangible was $2,654,000.

The remaining unamortized balance of the below market lease intangible will be amortized, as an increase to rental revenues, as follows:

Year	Amortization
2007	$494,000
2008	436,000
2009	398,000
2010	357,000
2011	276,000
Thereafter	693,000

$2,654,000

Weighted Average Amortization period	5.9 Years

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

Interest incurred relating to the development of communities is capitalized during the development period. The Company’s strategy is to master plan, develop and build substantially all of the home sites in its communities. Accordingly, substantially all projects excluding finished lots where the home is available for occupancy, are undergoing development. The Company capitalized interest of approximately $7,620,000, $5,554,000 and $3,768,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. There were no impairment losses recognized for the years ended December 31, 2006, 2005 and 2004.

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

Inventory

The Company, through a taxable subsidiary corporation, maintains an inventory of manufactured homes situated within its residential land lease communities. Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required that could have a significant impact on the Company’s results of operations and cash flows. As of December 31, 2006, approximately $3,041,000 of the Company’s total inventory investment of $22,827,000 was older than one year. The Company recorded charges of approximately $407,000, $396,000 and $222,000 for the years ended December 31, 2006, 2005 and 2004, respectively, to record inventory carrying amounts at market value.

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

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. Advertising expenses were $2,287,000, $2,535,000, and $2,593,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and are included within golf course operating expenses and selling and marketing expenses in the consolidated statements of income.

Income Taxes

ANL has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, ANL must meet a number of organizational and operational requirements, including income, asset, and stockholder requirements, and a requirement that, in general, it must distribute currently at least 90% of its adjusted taxable income to its stockholders. It is management’s current intention to adhere to these requirements and maintain ANL’s REIT status. As a REIT, ANL generally will not be subject to corporate level federal income tax on taxable income that it distributes currently to its stockholders by virtue of a deduction for dividends paid. If ANL fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and, unless entitled to relief under certain statutory provisions, may not be able to qualify as a REIT for four subsequent taxable years. Even if ANL qualifies for taxation as a REIT, ANL may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes and penalties, including taxes on ANL’s undistributed taxable income. In addition, taxable income from non-REIT activities conducted through ANL’s taxable subsidiaries is subject to federal, state, and local income taxes.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding during each year. Diluted earnings per share reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 396,000, 385,000 and 280,000 shares for the years ended December 31, 2006, 2005 and 2004, respectively. Vested and unvested stock options, together with shares issued for non-recourse notes receivable totaling 0, 0 and 1,000 shares for the years ended December 31, 2006, 2005, and 2004, respectively, have been excluded from diluted earnings per share as their effect would be anti-dilutive.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123. SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the fair value approach in SFAS 123(R) is similar to the fair value approach described in SFAS 123. In 2005, the Company used the Black-Scholes-Merton formula to estimate the fair value of stock options and a barrier options model to estimate the fair value of market-based restricted stock granted to employees. The Company adopted SFAS 123(R), using the modified-prospective transition method, effective January 1, 2006. Based on the terms of the Company’s 1998 Stock Incentive Plan, as amended (the “Plan”), the Company did not have a material cumulative effect related to the adoption of SFAS 123(R). The Company elected to continue to estimate the fair value of stock options and market-based restricted stock using the Black-Scholes-Merton formula and a barrier option model, respectively. For the year ended December 31, 2006, the adoption of SFAS 123(R) did not have a material impact on stock-based compensation expense. Further, the adoption of SFAS 123(R) will not have a material impact on the Company’s future stock-based compensation expense.

Treasury Stock

On October 17, 2000, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding common stock. The timing of stock purchases is at the discretion of management. No shares were repurchased in 2006, 2005 and 2004. The Company has repurchased approximately 577,000 shares as of December 31, 2006 pursuant to this authorization.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires all components of comprehensive income be reported in the consolidated financial statements in the period in which they are recognized. For all periods reported, the Company’s comprehensive income is equal to its net income reported in the accompanying consolidated statements of income.

Depreciation of Personal Property

Depreciation of personal property is reported in property operating expenses, golf operating expenses, selling and marketing expenses, or general and administrative expenses, based upon the use of the associated asset. The Company recorded depreciation expense relating to personal property of $481,000, $452,000 and $391,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Depreciation is computed using the straight-line method over an estimated useful life of 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Statements of Cash Flows

The Company considers cash maintained in bank accounts, money market funds and highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents. The Company made interest payments of $14,415,000, $10,768,000 and $9,017,000 for 2006, 2005 and 2004, respectively, of which $7,620,000, $5,554,000 and $3,768,000 for 2006, 2005 and 2004 was capitalized, respectively.

Non-cash investing and financing activities for 2006, 2005 and 2004 were as follows (in thousands):

	2006	2005	2004
Issuance of Common Stock for:
Conversion of OP Units	$—	$—	$23
Acquisition of an age-restricted residential land lease community	$1,000	$—	$—
Services by employees and directors	$122	$462	$2,232
Real estate acquired:
By assumption of below market leases	$2,774	$—	$—
By issuance of OP Units	$—	$563	$464

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

Fair Value of Financial Instruments

The aggregate fair value of cash and cash equivalents, receivables, payables and secured short-term financing as of December 31, 2006 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of variable rate secured long-term notes payable approximates their carrying value. For the Company’s fixed rate secured long-term notes payable, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the calculated estimates of fair value cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of the Company’s secured long-term notes payable was $243,114,000 and $156,656,000 at December 31, 2006 and 2005, respectively, as compared to the carrying value of $235,567,000 and $149,388,000 at December 31, 2006 and 2005, respectively.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the 2005 and 2004 consolidated financial statements to conform to the classifications used in the current year. Such reclassifications have no material effect on the amounts as originally presented.

C.	Real Estate

Real estate at December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005
Land	$89,124	$64,316
Land improvements and buildings	322,950	255,087

	412,074	319,403
Less accumulated depreciation	(29,068)	(25,277)

Real estate, net	$383,006	$294,126

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

During 2006, the Company acquired an age-restricted community with 465 home sites in Sebastian, Florida, in a cash transaction for total consideration of $28,500,000. Approximately $1,910,000 was allocated to a liability for below-market leases, which is included in accounts payable and accrued liabilities and is amortized over the periods of the acquired leases, including estimated renewal periods. At the acquisition date, the community known as Park Place contained 365 occupied home sites and an additional 100 developed home sites.

During 2006, the Company acquired an age-restricted community with a projected site plan of 425 home sites in Foley, Alabama, in a cash and stock transaction for total consideration of $5,000,000. As part of the consideration, 39,118 shares of the Company’s common stock were issued to the sellers. At the acquisition date, the community known as The Grove contained 91 occupied home sites, 74 developed home sites.

During 2006, the Company acquired an age-restricted community with 314 home sites in Bullhead City, Arizona, in a cash transaction for total consideration of $11,111,000. Approximately $864,000 was allocated to a liability for below-market leases, which is included in accounts payable and accrued liabilities and is amortized over the periods of the acquired leases, including estimated renewal periods. At the acquisition date, the community known as The Reserve at Fox Creek contained 211 occupied home sites and an additional 103 developed home sites.

During 2005, the Company acquired a 260-acre tract of land in Micco, Florida, in a cash transaction for total consideration of $15,700,000 for a new age-restricted community of approximately 533 home sites.

During 2005 and 2004, one of the Company’s communities was subject to an earn-out agreement (see Note G). Based on the terms of the earn-out agreement, the Company distributed $563,000 and $464,000 in 2005 and 2004, respectively. The total cost was funded by the issuance of OP Units, and as of December 31, 2005, the earn-out agreement has been paid in full.

D.	Casualty Events

In August and September 2004, several of the Company’s properties were impacted by the four hurricanes that traversed central Florida. Hurricanes Charley, Frances, Ivan and Jeanne damaged community amenities and resident homes. At December 31, 2004, the Company recorded $97,000 as a receivable from its insurer and had additional claims with its insurer related to recoveries of damages caused during the hurricanes in 2004 that were not included in the accounts of the Company. During 2005, the Company was successful in obtaining $991,000 in additional proceeds from its insurers related to the 2004 hurricanes. During 2005, the proceeds were accounted for as a gain of approximately $237,000 and reimbursements of residual hurricane expenses of approximately $657,000, resulting in net recoveries of expenses of approximately $150,000. The Company’s insurance claims with respect to the hurricanes were closed in 2005.

In addition to carrying property insurance policies on its communities, the Company also has business interruption policies that may replace lost income in the event of a hurricane or other casualty event. As a result of the 2004 hurricanes, the Company received monthly proceeds aggregating to $59,000 and $134,000 during 2006 and 2005, respectively, under its business interruption policies. The proceeds are recorded in rental and other property revenues in the Company’s consolidated statements of income. In 2006, the Company was successful in negotiating a lump sum settlement of $51,000 to close out its claims related to the 2004 hurricanes and the proceeds are recorded in interest and other income in the Company’s consolidated statement of income.

E.	Secured Long-Term Notes Payable

The following table summarizes the Company’s secured long-term notes payable (in thousands):

	2006	2005
Fixed rate, ranging from 7.86% to 8.20%, fully amortizing, non-recourse notes maturing at various dates from 2015 through 2020	$10,467	$62,563
Fixed rate, ranging from 5.48% to 7.75%, partially amortizing, non-recourse notes maturing at various dates from 2007 through 2021	213,744	71,810
Variable rate, at the three-month LIBOR plus 175 basis points, non-recourse note maturing in 2011	11,356	15,015

	$235,567	$149,388

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

On June 1, 2006, the Company entered into a construction loan agreement and associated mortgage that provides for total advances of $26,500,000 with a variable rate of three-month LIBOR plus 175 basis points maturing on July 1, 2011. As of December 31, 2006, the outstanding balance was $11,356,000.

On July 12, 2006, the Company issued a $2,403,000 thirteen-year, non-recourse mortgage note payable with a fixed rate of 6.63% and modified an existing $3,797,000 note, resulting in a restated $6,200,000 note payable with a blended fixed rate of 7.17% maturing on October 31, 2019. The note allows the Company to obtain future advances of $7,250,000 over the next six years upon achieving certain performance targets.

On October 11, 2006, the Company issued a $3,209,000 nine-year, non-recourse mortgage note payable with a fixed rate of 6.15% maturing on January 1, 2016.

On October 17, 2006, the Company issued a $7,250,000 ten-year, non-recourse mortgage note payable with a fixed rate of 6.06% maturing on February 28, 2017. The note is interest only for five years and allows the Company to obtain future advances of $3,750,000 over the next two years upon achieving certain performance targets. The interest rate on the future advances is fixed at 6.06%

On November 29, 2006, the Company issued a $22,400,000 fifteen-year, non-recourse mortgage note payable with a fixed rate of 6.20% maturing on December 1, 2021. The note is interest only for the first year.

The scheduled principal amortization and maturity payments for the Company’s long-term notes payable at December 31, 2006 are as follows (in thousands):

Year	Amortization	Maturities	Total
2007	$3,019	$2,665	$5,684
2008	3,175	—	3,175
2009	3,658	—	3,658
2010	3,905	—	3,905
2011	4,057	21,740	25,797
Thereafter	31,300	162,048	193,348

			$235,567

F.	Secured Short-Term Financing

The Company has a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at a variable rate ranging from 150 to 175 points over the one-month LIBOR rate (7.0% at December 31, 2006 and 6.4% at December 31, 2005). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco County, Florida and Maricopa County, Arizona with a net book value of $38,006,000. The revolving line of credit matures in May 2009. At December 31, 2006, $5,305,000 was outstanding and $10,695,000 was not drawn under the revolving line of credit. The availability of funds to the

Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. Based on the application of the borrowing base calculation, as of December 31, 2006, $8,715,000 was available to the Company. The line of credit also includes certain financial covenants that require the Company to maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to pro forma annual fixed charge obligations (as defined by the lender) of not less than .80 to 1.0 during fiscal year 2006, .85 to 1.0 during fiscal year 2007, and 1.0 to 1.0 during fiscal year 2008; to maintain a tangible net worth (as defined by the lender) of $150,000,000 and to maintain a debt to adjusted tangible net worth ratio (as defined by the lender) of not more than 1.75 to 1.0, among others. The Company believes it was in compliance with all financial covenant requirements at December 31, 2006.

The Company has a floor plan line of credit with a floor plan lender providing a committed credit facility of $35,000,000 with a variable interest rate linked to the lender’s prime rate plus 25 basis points (8.5% at December 31, 2006 and 7.7% at December 31, 2005). Individual advances mature between 360 days and 720 days based on the aging of the Company’s inventory. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $21,956,000. At December 31, 2006, approximately $14,754,000 was outstanding, of which $1,475,000 was recourse to the Company, and approximately $20,246,000 was available under the floor plan credit facility. The financial covenants of the floor plan line of credit require the Company to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of not more than 2.0 to 1.0, among others. The Company believes it was in compliance with all financial covenant requirements at December 31, 2006. The floor plan lender’s commitment to fund future inventory purchases expires in September 2009.

G.	Commitments and Contingencies

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

Commitments

During 2006, the Company entered into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of residential land lease communities. The unpaid balance of these contracts remaining at December 31, 2006 is approximately $9,852,000.

As of December 31, 2006, the Company’s outstanding purchase obligations with manufacturers of homes to be constructed in the Company’s communities totaled $138,000.

H.	Segment Reporting

The Company has two reportable segments: rental property (ownership of land leases, land development, investment acquisition and disposition) and home sales (sale of homes, both new and used, to be sited on land owned by the Company). The rental property segment consists of residential land lease communities that generate rental and other property related income through the leasing of land to residents that are unrelated to the Company. The home sales segment sells manufactured homes to customers that are unrelated to the Company. The homes sold by the home sales segment are situated on land within the Company’s portfolio of rental property. The customers of the home sales business become residents of the Company’s rental property segment coincident with the sale of a home, at which time the customer enters into a lease with the rental property segment. No revenues were generated from transactions with other segments and no single resident or customer contributed 10% or more of total revenues during 2006, 2005, or 2004.

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

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires that segment disclosures present the measure(s) used by the chief operating decision maker for purposes of assessing such segments’ performance. The Company’s chief operating decision maker is comprised of its executive senior management team who use several generally accepted industry financial measures to assess the performance of the business. Specifically, the Company’s chief operating decision makers assess and measures rental property operating activities based on income before depreciation and contribution margins for our home sales segment.

The revenues, net income (loss), and assets for each of the reportable segments are summarized in the following tables for 2006, 2005 and 2004 (in thousands):

	Year Ended December 31, 2006
	Rental Property	Home Sales	Corporate, Interest & Other	Total
Revenue	$36,234	$47,692	$—	$83,926

Home sales contribution margin	—	5,387	—	5,387
Rental property income before depreciation	22,586	—	—	22,586
Depreciation	(4,346)	—	—	(4,346)
General and administrative expenses	(1,733)	(2,248)	(14)	(3,995)
Interest expense	—	—	(7,880)	(7,880)
Interest and other income	—	—	293	293
Income from discontinued operations	1,056	—	—	1,056
Minority interest in earnings	—	—	(1,410)	(1,410)

Net income (loss)	$17,563	$3,139	$(9,011)	$11,691

Assets	$388,385	$32,885	$784	$422,055

Capital additions to:

Real estate	$93,802	$—	$—	$93,802
Capital replacements—real estate	1,389	—	—	1,389
Capital replacements—other assets	314	—	—	314
Other assets	1,251	503	52	1,806

Total	$96,756	$503	$52	$97,311

	Year Ended December 31, 2005
	Rental Property	Home Sales	Corporate, Interest & Other	Total
Revenues	$31,378	$52,103	$—	$83,481

Home sales contribution margin	—	5,640	—	5,640
Rental property income before depreciation	19,434	—	—	19,434
Depreciation	(3,490)	—	—	(3,490)
General and administrative expenses	(1,273)	(2,079)	(1)	(3,353)
Interest expense	—	—	(5,657)	(5,657)
Interest and other income	—	—	23	23
Income from discontinued operations	116	—	—	116
Tax benefit	—	—	600	600
Minority interest in earnings	—	—	(1,600)	(1,600)
Casualty gain	237	—	—	237

Net income (loss)	$15,024	$3,561	$(6,635)	$11,950

Assets	$301,108	$25,064	$3,517	$329,689

Capital additions to:
Real estate	$51,529	$—	$—	$51,529
Capital replacements—real estate	790	—	—	790
Capital replacements—other assets	444	—	—	444
Other assets	596	740	34	1,370

Total	$53,359	$740	$34	$54,133

	Year Ended December 31, 2004
	Rental Property	Home Sales	Corporate, Interest & Other	Total
Revenues	$28,704	$41,011	$—	$69,715

Home sales contribution margin	—	3,820	—	3,820
Rental property income before depreciation	17,401	—	—	17,401
Depreciation	(2,890)	—	—	(2,890)
General and administrative expenses	(1,660)	(2,314)	(21)	(3,995)
Interest expense	—	—	(5,507)	(5,507)
Interest and other income	—	—	365	365
Income from discontinued operations	215	—	—	215
Gain on sale of real estate	101	—	—	101
Minority interest in earnings	—	—	(1,173)	(1,173)
Casualty gain	337	—	—	337

Net income (loss)	$13,504	$1,506	$(6,336)	$8,674

Assets	$251,253	$23,133	$1,570	$275,956

Capital additions to:
Real estate	$26,986	$—	$—	$26,986
Capital replacements—real estate	692	—	—	692
Capital replacements—other assets	314	—	—	314
Other assets	251	501	49	801

Total	$28,243	$501	$49	$28,793

I.	Stocks and Dividends

Dividends

ANL’s common stock dividend and preferred stock dividend is set quarterly by ANL’s Board of Directors and is subject to change or elimination at any time. ANL paid yearly dividends on common stock of $1.00 per share for the years ended December 31, 2006, 2005 and 2004, respectively. ANL paid yearly dividends on preferred stock of $1.94 for the year ended December 31, 2006 and partial year dividends of $1.48 for the year ended December 31, 2005.

The Company deducts cumulative paid and unpaid preferred stock dividends from net income to arrive at income available to common stockholders. The Company deducted $1,938,000, $1,647,000 and $0 for the years ended December 31, 2006, 2005, and 2004, respectively, related to cumulative paid and unpaid preferred stock dividends.

The Company paid dividends to preferred and common stockholders and distributions to holders of OP Units as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Dividends-common stockholders	$7,839	$7,542	$7,031
Dividends-preferred stockholders	1,938	1,485	—
Distributions—OP Units	993	980	958

Total	$10,770	$10,007	$7,989

Preferred Stock Offering

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

J.	Stock-Based Compensation

The Company’s Plan provides for the issuance of up to 3,000,000 shares of common stock in the form of qualified and non-qualified stock options, stock appreciation rights, limited stock appreciation rights, restricted stock and deferred stock to its directors, officers, employees and consultants. As of December 31, 2006, the Company has granted awards of stock options and restricted stock under the Plan. The exercise price for stock options may not be less than 100% of the fair value of the shares of common stock at the date of grant. Stock options generally vest ratably over 4 to 5 years and have 10-year contractual terms. All outstanding stock options are non-qualified stock options. Restricted stock awards generally vest ratably over four years. The Company uses the straight-line method to recognize expense for plans with graded vesting. Restricted stock awards are entitled to receive dividends during the vesting period. In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock which are not expected to vest are charged to compensation expense in the period paid. As of December 31, 2006, there was approximately $1,935,000 of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.4 years. This expected cost does not include the impact of any future stock-based compensation awards. The Company recognized $1,309,000, $918,000 and $1,196,000 for the years ended December 31, 2006, 2005 and 2004, respectively, in stock-based compensation expense.

Stock Options

The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton formula that uses the assumptions noted in the following table.

	2006	2005	2004
Risk free interest rates	4.54%	4.07%	4.26% to 4.44%
Expected dividend yield	4.03%	4.33%	5.10%
Volatility factor of the expected market price of ANL’s common stock	0.136	0.142	0.144
Expected life of options	7.0 years	8.5 years	8.6 years

The Company assumed lives of seven to eight and a half years based on historical data and risk-free interest rates equal to the seven or eight and a half year U.S. Treasury rates on the date the options were granted. In addition, the expected stock price volatility and dividends rates were estimated based upon historical experience.

Presented in the following table is a summary of the changes in stock options for the year ended December 31, 2006:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	1,213	$17.24	3.94 Years
Granted	236	$24.80
Exercised	(163)	$15.29
Forfeited	(26)	$18.90

Outstanding at December 31, 2006	1,260	$18.87	4.05 Years	$9,627

Exercisable at December 31, 2006	949	$17.30	2.54 Years	$8,741

For the years ended December 31, 2006, 2005 and 2004, the weighted-average grant-date fair value of options granted was $2.84 per option, $2.36 per option and $1.62 per option, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2006, 2005 and 2004 was $1,653,000, $1,373,000 and $876,000, respectively.

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

The Company issued 18,500 and 15,000 shares as time-based awards of restricted stock to members of management for the years ended December 31, 2006, and 2005, respectively, with weighted average fair values per share of $24.80 and $23.05, respectively. The time-based awards of restricted stock were issued at the fair value of ANL’s common stock on the date of issuance. The fair value of such restricted stock is amortized to compensation expense over the vesting period.

A summary of the status of the Company’s nonvested time-based restricted stock as of December 31, 2005, and changes during 2006 is presented in the following table (share amounts in thousands):

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	88	$17.30
Granted	19	$24.80
Vested	(33)	$16.41
Forfeited	(20)	$17.01

Nonvested at December 31, 2006	54	$20.49

The total fair value of time-based restricted shares vested during the years ended December 31, 2006, 2005 and 2004 was $821,000, $751,000 and $587,000, respectively.

The Company issued 91,500 and 80,000 shares as market-based awards of restricted stock to members of management for the years ended December 31, 2006 and 2005, respectively, with weighted average fair values per share of $8.09 and $8.99, respectively. In the event the market-based performance objectives are not attained, the market-based awards of restricted stock are forfeited, but the dividends paid are not forfeited.

For the years ended December 31, 2006 and 2005, the fair value of each share of market-based restricted stock was estimated on the grant date using a barrier option model. The Company applied risk free rates of 4.3% and 3.48% for the years ended December 31, 2006 and 2005, respectively, which were equal to the U.S. Treasury rates on the date the market-based awards were granted with a maturity equal to the term of the award. Expected stock price volatility was estimated based upon historical experience. For the years ended December 31, 2006 and 2005, the Company used a volatility factor of 12.9% and 14.2%, respectively.

The fair value of the market-based awards of restricted stock is amortized to compensation expense over the requisite service period. The requisite service period for market-based restricted stock awards granted during the years ended December 31, 2006 and 2005 was three years for both grants. The principal terms of one of the market-based awards of restricted stock, also known as high performance shares (“HPS Shares”), is more fully described below.

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

The Company granted 65,000 HPS Shares in 2006 with a final measurement date of December 31, 2008. The Equity REIT Index annual compounded total return over the trailing ten years as of December 31, 2005 was 14.5%. For the 2006 HPS Shares to fully vest, the actual total return over the three-year period is required to be

19.5%. If the actual total return is between 14.5% and 19.5%, then a ratable portion of the HPS Shares would vest (for example, one half of the HPS Shares would vest if the actual total return is 17.0%). If the actual total return does not exceed 14.5%, all of the 2006 HPS Shares would be forfeited, but none of the dividends paid during the three-year period would be forfeited.

A summary of the status of the Company’s market-based restricted stock as of December 31, 2005, and changes during 2006 is presented in the following table (share amounts in thousands):

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	140	$9.77
Granted	92	$8.09
Vested	(32)	$10.66
Forfeited	(35)	$10.49

Nonvested at December 31, 2006	165	$8.51

The total fair value of market-based restricted shares vested during the years ended December 31, 2006, 2005 and 2004 was $853,000, $1,185,000 and $0, respectively. For the year ended December 31, 2004, there were no market-based restricted shares awards outstanding, which had a final valuation date during 2004.

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

K.	Income Taxes

Parent REIT Entity

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for U.S. Federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value of the investments in properties, among other things.

The following table reconciles the Company’s net income to REIT taxable income (loss) for each of the three years ended December 31, 2006, 2005, and 2004 (in thousands):

	2006	2005	2004
Net income	$11,691	$11,950	$8,674
Elimination of losses (earnings) from the taxable consolidated subsidiaries included above	1,219	725	(814)

Income from REIT operations	12,910	12,675	7,860
Depreciation timing differences	(8,289)	(7,623)	(7,655)
Depreciation attributable to the election made under The Taxpayer Relief Act of 1997	(1,255)	(1,244)	(1,242)
Inclusion of unconsolidated grantor trusts	88	521	3,445
Deferred compensation	(1,969)	(1,060)	700
Tax benefit	—	(600)	—
Other tax differences	626	617	1,130

Taxable income before adjustments	2,111	3,286	4,238
Basis differences in real estate sold	258	(237)	(648)

REIT taxable income before net operating loss and dividends paid deduction	2,369	3,049	3,590
REIT taxable income allocated to preferred stockholders	(1,938)	(1,485)	—

REIT taxable income allocated to common stockholders	$431	$1,564	$3,590

For income tax purposes, dividends paid to common stockholders consist of ordinary income, capital gains (including unrecaptured gain under Section 1250 of the Internal Revenue Code of 1986), return of capital or a combination thereof. For the years ended December 31, 2006, 2005 and 2004, dividends paid per share were taxable as follows:

	2006		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Return of capital	$0.95	95.0%	$0.81	81.5%	$0.56	56.0%
Ordinary income	—	—	0.19	18.5%	0.44	44.0%
Unrecaptured Section 1250 gain	0.05	5.0%	—	—	—	—

Total	$1.00	100.0%	$1.00	100.0%	$1.00	100.0%

At December 31, 2006, the Company’s NOL carryover was approximately $64,564,000 for the parent REIT entity. Subject to certain limitations, the parent REIT’s NOL carryover may be used to offset all or a portion of the Company’s REIT taxable income, and as a result, to reduce or eliminate the amount that the Company is required to distribute to stockholders to maintain its status as a REIT. It does not, however, affect the tax treatment to stockholders of any distributions that the Company does make. Distributions with respect to ANL’s 2006, 2005, and 2004 tax years exceeded, in each case, REIT taxable income as determined prior to taking into account the deduction for dividends paid, and, consequently, the Company did not utilize any of its NOL carryovers in those years. The parent REIT entity’s NOL carryovers are scheduled to expire between 2007 and 2009.

In 2001, the Company utilized a provision of the Taxpayer Relief Act of 1997 that allowed a one-time election to treat assets as having been sold for tax purposes in a deemed sale as of January 1, 2001 for fair value of those assets. The Company recorded a contingent tax liability of $600,000 related to this election in 2001. During 2005, certain subsequent events occurred, and the $600,000 contingent tax liability was reversed in 2005, resulting in a tax benefit of $600,000 for the year ended December 31, 2005.

Taxable Consolidated Entities

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities of taxable entities that are consolidated for financial reporting purposes (but not for tax purposes) and the amounts used for income tax purposes. During 2006 and 2005, the taxable consolidated entities were comprised of the “taxable REIT subsidiaries” of the Company that are wholly owned by the Operating Partnership.

Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31, 2006	December 31, 2005
Deferred tax liabilities
Depreciation	$165	$181

Total deferred tax liabilities	165	181
Deferred tax assets:
Net operating loss carry forwards	1,134	804
Deferred income	30	39
Alternative minimum tax credits	—	16
Inventory reserves	105	73
Other	19	18

Total deferred tax assets	1,288	950
Valuation allowance for deferred tax assets	(1,123)	(769)

Deferred tax assets, net of valuation allowance	165	181

Net deferred tax assets	$—	$—

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s taxable REIT subsidiaries have reported cumulative losses since inception. After consideration, a $1,123,000 valuation allowance at December 31, 2006 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $354,000. At December 31, 2006, the Company has available NOL carryforwards of approximately $3,014,000 arising from the operations of the consolidated taxable REIT subsidiaries, which expire between 2020 and 2026.

Significant components of the provision for income taxes are as follows and classified with selling and marketing expense in the Company’s consolidated statement of income for 2006, 2005 and 2004 (in thousands):

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Current	$—	$6	$13
Deferred	—	—	—

	$—	$6	$13

Consolidated income (loss) subject to tax is $(1,219,000), $(718,000) and $935,000 for 2006, 2005 and 2004, respectively. The reconciliation of income tax attributable to consolidated income (loss) subject to tax from continuing operations computed at the U.S. statutory rate to income tax expense (benefit) is shown below (in thousands):

	Year Ended December 31, 2006		Year Ended December 31, 2005		Year Ended December 31, 2004
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates on consolidated (loss) income subject to tax	$(414)	(34.0%)	$(244)	(34.0%)	$318	34.0%
State income tax, net of federal tax benefit	(44)	(3.6)	(25)	(3.6)	34	3.6
Other	105	8.6	48	6.9	(4)	(0.4)
Increase (decrease) in valuation allowance	353	29.0	227	31.6	(335)	(35.8)

	$—	0.0%	$6	0.9%	$13	1.4%

Income taxes paid totaled $0, $6,000 and $13,000 in the years ended December 31, 2006, 2005 and 2004, respectively.

L.	Savings Plan

The Company has a 401(k) defined-contribution employee savings plan, which provides substantially all employees the opportunity to accumulate funds for retirement. The Company may, at its discretion, match a portion of the contributions from participating employees. During 2006, 2005, and 2004, the Company matched $52,000, $46,000, and $33,000, respectively, of employee contributions. The Company’s match vests as follows:

Years of Service	Vested Interest
1	0%
2	30%
3	60%
4	100%

M.	Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reports as discontinued operations real estate assets held for sale and real estate assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the consolidated statements of income under the heading “discontinued operations.” The results of operations and gain/loss recognized on long-lived assets classified as discontinued operations are included in the Rental Property segment in Note H.

During the year ended December 31, 2006, the Company sold an age-restricted community located in New Jersey with 90 home sites. The results of operations of this community before the sale and the related $1,006,000 gain on sale were included in discontinued operations for the years ended December 2006, 2005 and 2004.

During the year ended December 31, 2004, the Company sold a mini-storage property in Arizona. The results of operations of this mini-storage property before the sale and the related $23,000 gain on sale were included in discontinued operations for the year ended December 31, 2004.

In addition, during the year ended December 31, 2004, the Company sold a land lease community located in Arizona with 17 home sites which had been classified as held for sale by the Company in 2003. The Company recognized an impairment loss of approximately $151,000 in 2003 as a result of the reclassification of this property as held-for-sale. The results of operations of this community before the sale and the related $20,000 gain on sale were included in discontinued operations for the year ended December 31, 2004.

The following is a summary of the components of income from discontinued operations for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Discontinued Property Operations
Rental and other property revenues	$539	$536	$704
Interest and other income	—	—	4
Property operating expenses	(108)	(151)	(208)
Interest expense	(174)	(187)	(247)
Depreciation	(67)	(66)	(73)

Income from discontinued operations before gain on disposition of discontinued operations	190	132	180
Gain on disposition of discontinued operations	1,006	—	43

Income from discontinued operations before minority interest	1,196	132	223
Minority interest expense attributed to discontinued operations	(140)	(16)	(8)

Income from discontinued operations, net of minority interest	$1,056	$116	$215

N.	Recent Accounting Developments

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

In previous years, the Company had provided loans to its executive officers in an amount equal to the total cash required to purchase common stock in the Company at the then prevailing market prices. These loans had a 10-year maturity, were 25% recourse to the executive officers, bore interest at 7.5% and were secured by the stock acquired with the proceeds from the loan. One such loan was fully repaid in 2002. During the year ended December 31, 2005, the two remaining loans made to officers secured by common stock were repaid in full, and principal and interest payments made on these obligations during the years ended December 31, 2006, 2005, and 2004 were $0, $767,000 and $110,000, respectively. No amounts were outstanding at December 31, 2005. In compliance with current regulations, the Company has not provided or modified loans to executive officers since January 2, 2001.

P.	Selected Quarterly Financial Data (Unaudited)

Presented below is selected quarterly financial data for 2006 and 2005 (in thousands, except per share data):

	2006 Quarters
	Fourth	Third	Second		First
Rental and other property revenues	$9,596	$9,275	$8,720	*	$8,643	*
Income from rental property operations	4,891	4,707	4,259	*	4,383	*
Home sales revenue	9,579	12,242	12,216		13,655
Income from home sales operations	797	1,389	1,472		1,729
Income from continuing operations	2,203	2,527	2,645		3,260
Income from discontinued operations	923	40	51		42
Net income	3,126	2,567	2,696		3,302
Preferred stock dividends	485	485	484		484
Net income attributable to common stockholders	2,641	2,082	2,212		2,818
Basic earnings per share	$0.35	$0.28	$0.30		$0.38
Diluted earnings per share	$0.33	$0.27	$0.28		$0.36
Weighted average common shares outstanding	7,553	7,507	7,465		7,423

Weighted average common shares and common shares equivalents outstanding	7,953	7,808	7,836		7,880

	2005 Quarters
	Fourth	Third	Second		First
Rental and other property revenues	$7,916	$7,871	$7,689	*	$7,902	*
Income from rental property operations	3,783	3,902	3,928	*	4,331	*
Home sales revenue	16,920	13,788	12,411		8,984
Income from home sales operations	2,240	1,612	1,190		598
Income from continuing operations	3,533	2,895	2,536		2,870
Income from discontinued operations	28	25	30		33
Net income	3,561	2,920	2,566		2,903
Preferred stock dividends	485	484	484		194
Net income attributable to common stockholders	3,076	2,436	2,082		2,709
Basic earnings per share	$0.42	$0.33	$0.29		$0.38
Diluted earnings per share	$0.40	$0.32	$0.27		$0.36
Weighted average common shares outstanding	7,341	7,331	7,256		7,122

Weighted average common shares and common shares equivalents outstanding	7,722	7,706	7,598		7,548

*	The quarterly data supplied varies from the amounts previously reported due to sale of one property in 2006 and the effect of discontinued operations on these amounts. The following table reconciles the amounts previously presented with the above:

	2006
	Second	First
Rental and other property revenues as reported on Form 10-Q	$8,870	$8,781
Rental and other property revenues related to discontinued operations	(150)	(138)

Rental and other property revenues	$8,720	$8,643

Income from rental property operations as reported on Form 10-Q	$4,362	$4,476
Property operating expenses related to discontinued operations	29	27
Depreciation related to discontinued operations	18	18
Rental and other property revenues related to discontinued operations	(150)	(138)

Income from rental property operations	$4,259	$4,383

	2005
	Second	First
Rental and other property revenues as reported on Form 10-Q	$7,820	$8,036
Rental and other property revenues related to discontinued operations	(131)	(134)

Rental and other property revenues	$7,689	$7,902

Income from rental property operations as reported on Form 10-Q	$4,008	$4,416
Property operating expenses related to discontinued operations	34	33
Depreciation related to discontinued operations	17	16
Rental and other property revenues related to discontinued operations	(131)	(134)

Income from rental property operations	$3,928	$4,331

Q.	Subsequent events

The Company’s common stock dividend is set quarterly and is subject to change or elimination at any time. On January 31, 2007, the Board of Directors declared a quarterly cash dividend of $0.25 per common share for the quarter ended December 31, 2006, payable on February 28, 2007, to stockholders of record on February 16, 2007.

The Company’s preferred stock dividend is set quarterly and is subject to change or elimination at any time. On January 31, 2007, the Board of Directors declared a quarterly cash dividend of $0.4844 per share of Class A Preferred Stock for the quarter ended December 31, 2006, payable on February 28, 2007, to stockholders of record on February 16, 2007.

On January 31, 2007, the Board of Directors awarded approximately 126,140 stock options to members of management. The stock options were issued at the fair value on the date of issuance and vest over periods between 4 and 5 years from the date of grant.

On January 31, 2007, each non-employee board member was issued 1,400 shares of stock as compensation for their services. In total, 7,000 shares were issued at the fair value of the common stock on the date of issuance.

On January 31, 2007, the Board of Directors awarded approximately 6,321 shares of restricted stock to members of management. The restricted stock was issued at the fair value of the common stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to a risk of forfeiture within the vesting period. The restricted stock issued vests equally over four years.

On January 31, 2007, the Board of Directors made a grant of performance-based restricted stock totaling 65,000 shares to members of senior management whereby the Company issued restricted common stock (the “HPS shares”) under the terms of the 1998 Stock Incentive Plan. The HPS shares vest based upon the extent, if any, that the total return realized by stockholders exceeds the ten-year average total return of the Equity REIT Index, as reported by the National Association of Real Estate Investment Trusts. Vesting is achieved ratably on the final valuation date to the extent that excess value has been realized. In order for management to earn vesting in all of the HPS shares for a given final valuation date, the actual total return to stockholders for the three-year period is required to exceed the Equity REIT Index total return by 5 percentage points. The 65,000 HPS shares granted have a final measurement date of December 31, 2009.

AMERICAN LAND LEASE INC. AND SUBSIDIARIES

SCHEDULE III

Real Estate and Accumulated Depreciation

December 31, 2006

(In Thousands Except Site Data)

					Initial Cost			December 31, 2006
Property Name	Date Acquired	Location	Year Developed	Number Of Sites	Land	Buildings and Improvements	Cost Capitalized Subsequent Acquisition	Land	Total Cost Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Blue Heron Pines	2000	Punta Gorda, FL	1983/1999	389	$3,026	$2,356	$13,784	$3,169	$15,997	$19,166	$(782)	$18,384	$10,617
Blue Star(1)	1999	Apache Junction, AZ	1955	151	453	1,029	63	453	1,092	1,545	(186)	1,359	—
Brentwood(1)	2000	Hudson, FL	1984	191	446	1,037	3,273	446	4,310	4,756	(284)	4,472	—
Brentwood West	1998	Mesa, AZ	1972/1987	350	1,050	12,768	1,241	1,050	14,009	15,059	(2,777)	12,282	15,867
Casa Commercial	2000	Mesa, AZ	—	—	304	6	9	304	15	319	(2)	317	—
The Villages	2000	Mesa, AZ	1970	375	283	1,050	9,684	283	10,734	11,017	—	11,017	—
Cypress Greens	2000	Lakeland, FL	1986	258	216	1,649	5,406	2,031	5,240	7,271	(313)	6,958	5,185
Desert Harbor	2000	Apache Junction, AZ	1997	206	952	3,980	2,210	957	6,185	7,142	(547)	6,595	8,983
Fiesta Village	2000	Mesa, AZ	1962	172	2,698	4,034	2,239	2,698	6,273	8,971	(466)	8,505	2,708
Forest View	2000	Homosassa, FL	1987/1997	304	927	1,950	4,184	1,320	5,741	7,061	(780)	6,281	6,645
Gulfstream Harbor I	1998	Orlando, FL	1980	432	1,740	11,793	2,590	1,982	14,141	16,123	(2,449)	13,674	29,825
Gulfstream Harbor II	1998	Orlando, FL	1988	344	924	9,183	713	924	9,896	10,820	(1,925)	8,895	—
Gulfstream Harbor III	1998	Orlando, FL	1984	284	858	7,952	3,678	858	11,630	12,488	(1,716)	10,772	—
La Casa Blanca	2000	Apache Junction, AZ	1993	197	534	6,080	457	534	6,537	7,071	(800)	6,271	3,127
Lakeshore Villas	2000	Tampa, FL	1972	281	762	6,081	1,604	2,078	6,369	8,447	(787)	7,660	9,197
Lost Dutchman(1)	1999	Apache Junction, AZ	1971/1979/1999	242	777	4,885	1,679	777	6,564	7,341	(848)	6,493	—
Park Place	2006	Sebastian, FL	1994/2003/2006	465	15,483	14,839	319	15,483	15,158	30,641	(70)	30,571	22,400
Park Royale	2000	Pinellas Park, FL	1971	309	927	5,221	1,767	1,029	6,886	7,915	(1,379)	6,536	5,856
Pleasant Living	1997	Riverview, FL	1979	245	726	5,079	512	726	5,591	6,317	(1,231)	5,086	2,241
Rancho Mirage	2000	Apache Junction, AZ	1994	312	837	9,924	1,293	837	11,217	12,054	(1.301)	10,753	5,099
The Reserve at Fox Creek	2006	Bullhead City, AZ	2000/2004	314	4,607	5,837	2,780	4,607	8,617	13,224	(84)	13,140	7,250
Riverside	2000	Ruskin, FL	1984	940	3,202	8,167	33,221	5,739	38,851	44,590	(1,742)	42,848	15,838
Royal Palm	2000	Haines City, FL	1971	387	1,244	2,874	5,207	1,393	7,932	9,325	(518)	8,807	6,180
Savanna Club(2)	2000	Port St. Lucie, FL	1999	1,067	6,945	4,643	42,314	13,619	40,283	53,902	(1,924)	51,978	31,621
Sebastian Beach	2005	Micco, FL	2005	533	15,591	—	13,624	15,609	13,606	29,215	—	29,215	11,356
Serendipity	1998	Ft. Myers, FL	1971/1974	338	1,014	7,635	964	1,014	8,599	9,613	(1,656)	7,957	10,150
Stonebrook	2000	Homosassa, FL	1987/1997	202	654	1,483	3,228	854	4,511	5,365	(580)	4,785	3,412
Sun Valley	1999	Apache Junction, AZ	1984	268	804	5,644	184	804	5,828	6,632	(962)	5,670	5,608
Sun Valley	1997	Tarpon Springs, FL	1972	261	783	5,974	356	783	6,330	7,113	(1,477)	5,636	7,950
Sunlake	2000	Grand Island, FL	1980	397	1,712	6,522	7,517	2,050	13,701	15,751	(1,220)	14,531	8,452
The Grove	2006	Foley, AL	1998	425	2,337	1,703	1,313	2,337	3,016	5,353	(21)	5,332	—
Woodlands(1)	2003	Groveland, FL	1979	292	2,231	2,721	5,515	2,376	8,091	10,467	(241)	10,226	—

				10,931	$75,047	$164,099	$172,928	$89,124	$322,950	$412,074	$(29,068)	$383,006	$235,567

(1)	These properties secure the Company’s line of credit.

(2)	Phase VIII of this property secures the Company’s line of credit. The assets of this phase have a net book value of approximately $15,462,000 as of December 31, 2006 and contains 195 home sites. The remaining phases of this property secure a fixed rate long-term mortgage and the phases have a net book value of approximately $36,516,000 as of December 31, 2006.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	2006	2005	2004
Real Estate
Balance at beginning of year	$319,403	$267,266	$241,805
Additions during the year:
Real estate acquisitions	43,611	15,816	921
Capital replacements(1)	1,389	790	692
Hurricane capital replacements	—	765	241
Development	51,443	34,825	25,780
Dispositions	(3,772)	(59)	(2,173)

Balance at end of year	$412,074	$319,403	$267,266

Accumulated Depreciation
Balance at beginning of year	$(25,277)	$(22,129)	$(19,500)
Additions during the year:
Depreciation(2)	(3,802)	(3,270)	(2,777)
Dispositions	11	122	148

Balance at end of year	$(29,068)	$(25,277)	$(22,129)

(1)	Capital replacements in the above schedule are specifically related to assets such as buildings, building improvements and land improvements that are classified as Real Estate assets on the consolidated balance sheet. In addition to the capital replacements of real estate assets, the Company also replaces personal property (such as furniture & fixtures, machinery & equipment, and computers) used in the operations of the Company’s real estate assets. In 2006, 2005, and 2004, the Company incurred $314,000, $444,000, and $314,000, respectively, to replace personal property in the operations of its real estate assets.

(2)	Depreciation in the above schedule is specifically related to assets such as buildings, building improvements and land improvements that are classified as Real Estate assets on the consolidated balance sheet. In addition to the depreciation of real estate assets, the Company also depreciates personal property (such as furniture & fixtures, machinery & equipment, and computers) used in the operations of the Company’s real estate assets. In 2006, 2005, and 2004, the Company recorded depreciation expense of $481,000, $452,000, and $391,000, respectively, related to the personal property in the operations of its real estate assets.