Form 10-Q
period 2007-03-31
AMERICAN LAND LEASE INC
filed 2007-05-10
CIK 804138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

Commission file number 1-9360

AMERICAN LAND LEASE, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1038736
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

29399 U.S. Hwy 19 North, Suite 320 Clearwater, Florida	33761
(Address of Principal Executive Offices)	(Zip Code)

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

As of April 20, 2007, approximately 8,015,000 shares of common stock, par value $.01 per share, were outstanding.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

(i)

PART I

FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Real estate, net of accumulated depreciation of $30,120 and $29,068, respectively, including real estate under development of $115,798 and $110,682, respectively	$390,162	$383,006
Cash and cash equivalents	293	253
Inventory	20,705	22,827
Other assets, net	15,662	15,969

Total Assets	$426,822	$422,055

LIABILITIES
Secured long-term notes payable	$234,826	$235,567
Secured short-term financing	25,012	20,059
Accounts payable and accrued liabilities	13,239	13,216

	273,077	268,842

MINORITY INTEREST IN OPERATING PARTNERSHIP	16,475	16,502

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 3,000 shares authorized; 1,000 and 1,000 shares issued and outstanding, respectively	25,000	25,000
Common stock, par value $.01 per share; 12,000 shares authorized; 9,476 and 9,390 shares issued, respectively; 7,750 and 7,664 shares outstanding (excluding treasury stock), respectively	95	94
Additional paid-in capital	292,757	291,460
Dividends in excess of accumulated earnings	(153,970)	(153,231)
Treasury stock, 1,726 and 1,726 shares at cost, respectively	(26,612)	(26,612)

	137,270	136,711

Total Liabilities and Stockholders’ Equity	$426,822	$422,055

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
RENTAL PROPERTY OPERATIONS
Rental and other property revenues	$9,721	$8,173
Golf course operating revenues	430	470

Total property operating revenues	10,151	8,643
Property operating expenses	(3,329)	(2,916)
Golf course operating expenses	(335)	(365)

Total property operating expenses	(3,664)	(3,281)
Depreciation	(1,229)	(979)

Income from rental property operations	5,258	4,383

SALES OPERATIONS

Home sales revenue	7,665	13,496
Cost of home sales	(5,633)	(9,044)

Gross profit on home sales	2,032	4,452
Commissions earned on brokered sales	75	159
Commissions paid on brokered sales	(44)	(82)

Gross profit on brokered sales	31	77
Selling and marketing expenses	(2,328)	(2,800)

(Loss) income from sales operations	(265)	1,729

General and administrative expenses	(964)	(891)
Interest and other income	170	53
Interest expense	(2,243)	(1,579)

Income before minority interest in Operating Partnership and discontinued operations	1,956	3,695
Minority interest in Operating Partnership	(221)	(435)

Income from continuing operations	1,735	3,260
DISCONTINUED OPERATIONS
Income from discontinued operations, net of minority interest in Operating Partnership	—	42

Net income	1,735	3,302
Cumulative preferred stock dividends	(484)	(484)

Net income available to common stockholders	$1,251	$2,818

Earnings per common share – basic:
Income from continuing operations (net of preferred stock dividends)	$0.16	$0.37
Income from discontinued operations	—	0.01

Net income attributable to common stockholders	$0.16	$0.38

Earnings per common share – diluted:
Income from continuing operations (net of preferred stock dividends)	$0.16	$0.35
Income from discontinued operations	—	0.01

Net income attributable to common stockholders	$0.16	$0.36

Weighted average common shares outstanding	7,688	7,423

Weighted average common shares and common share equivalents outstanding	8,054	7,880

Dividends declared per common share	$0.25	$0.25

See Notes to Condensed Consolidated Financial Statement

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Dividends In Excess of Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES – DECEMBER 31, 2006	1,000	$25,000	9,390	$94	$291,460	$(153,231)	$(26,612)	$136,711
Exercise of options	—	—	54	1	780	—	—	781
Vesting of restricted stock	—	—	25	—	—	—	—	—
Equity compensation granted to the Board of Directors	—	—	7	—	194	—	—	194
Stock-based compensation	—	—	—	—	323	—	—	323
Net income	—	—	—	—	—	1,735	—	1,735
Dividends paid – common stock	—	—	—	—	—	(1,990)	—	(1,990)
Dividends paid – preferred stock	—	—	—	—	—	(484)	—	(484)

BALANCES – MARCH 31, 2007	1,000	$25,000	9,476	$95	$292,757	$(153,970)	$(26,612)	$137,270

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,735	$3,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,500	1,318
Revenue recognized related to acquired lease obligations	132	8
Stock based compensation	316	263
Minority interest in Operating Partnership	221	435
Minority interest attributable to discontinued operations	—	6
Decrease (increase) in inventory	2,122	(1,895)
Net decrease (increase) in operating assets and liabilities	225	(1,494)

Net cash provided by operating activities	6,251	1,943

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of real estate	—	(11,166)
Additions to real estate, including development	(5,999)	(8,734)
Capitalized interest	(2,175)	(1,626)
Capital replacements	(342)	(753)
Additions to fixed assets other than real estate classified as other assets	(149)	(287)
Proceeds from notes receivable	264	8

Net cash used in investing activities	(8,401)	(22,558)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from (principal payments on) secured short-term financing	4,953	(2,927)
Proceeds from secured long-term notes payable borrowings	—	34,248
Principal payments on secured long-term notes payable	(741)	(889)
Payments of deferred financing costs	(5)	(771)
Payments to escrow funds	(89)	(125)
Collection of escrowed funds	13	113
Proceeds from stock options exercised	781	259
Payments of common stock dividends	(1,990)	(1,971)
Payments of preferred stock dividends	(484)	(484)
Distributions to minority interest in Operating Partnership	(248)	(249)

Net cash provided by financing activities	2,190	27,204

NET INCREASE IN CASH AND CASH EQUIVALENTS	40	6,589
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	253	1,795

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$293	$8,384

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(Unaudited)

A.	The Company

American Land Lease, Inc. (“ANL”) is a Delaware corporation that owns home sites leased to owners of homes situated on the leased land and operates the communities composed of these homes. ANL has elected to be taxed as a real estate investment trust (“REIT”). ANL’s preferred stock, par value $.01 per share, is listed on the New York Stock Exchange (NYSE) under the symbol “ANL-PA.” ANL’s common stock, par value $.01 per share, is listed on the NYSE under the symbol “ANL.” In May 1997, ANL contributed its net assets to Asset Investors Operating Partnership, L.P. (the “Operating Partnership”) in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership’s initial capital. Except as the context requires, “we,” “our,” “us” and the “Company” refer to ANL, the Operating Partnership and all majority-owned subsidiaries.

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid, if any, to holders of ANL’s common stock. After holding OP Units for one year, limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of ANL’s common stock in lieu of cash. At March 31, 2007, the Operating Partnership had approximately 993,000 OP Units outstanding, excluding those owned by ANL, and ANL owned 89% of the Operating Partnership.

As of March 31, 2007, based on total home sites, 72% of the Company’s portfolio of residential land lease communities is located in Florida, 24% in Arizona and 4% in Alabama.

B.	Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP.

For further information, refer to the statements and notes thereto included in ANL’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Interest incurred relating to the development of communities is capitalized during the development period. The Company’s strategy is to master plan, develop and build substantially all of the home sites in its communities. Accordingly, substantially all projects excluding finished lots where the home is available for occupancy, are undergoing development. The Company capitalized interest of approximately $2,175,000 and $1,626,000 for the three months ended March 31, 2007 and 2006, respectively.

If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. There were no impairment losses recognized for the three months ended March 31, 2007 and 2006.

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

Inventory

The Company, through a taxable subsidiary corporation, maintains an inventory of manufactured homes situated within its residential land lease communities. Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required that could have a significant impact on the Company’s results of operations and cash flows. As of March 31, 2007, $6,575,000 of the Company’s total inventory investment of $20,705,000 was older than one year. For the three months ended March 31, 2007 and 2006, we recorded charges of approximately $132,000 and $138,000, respectively, to record inventory at market value.

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

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. Advertising expenses for the three months ended March 31, 2007 and 2006 were $559,000, and $643,000, respectively, and are included within golf course operating expenses and selling and marketing expenses in the consolidated statements of income.

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

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share for the three months ended March 31, 2007 and 2006 reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 366,000 and 457,000 shares, respectively, without regard to vesting restrictions on options. Vested and unvested stock options totaling 362,000 and 0 shares for the three months ended March 31, 2007 and 2006, respectively, were excluded from diluted earnings per share as their effect was anti-dilutive.

Stock-based Compensation

Stock-based compensation is reported in selling and marketing expenses, and general and administrative expenses. For the three months ended March 31, 2007 and 2006, the Company recorded stock-based compensation expense of $316,000 and $263,000, respectively. The Company used the Black-Scholes-Merton formula to estimate the fair value of stock options and used the closing stock price at date of grant for time-based restricted stock for the three months ended March 31, 2007 and 2006. In 2007, the Company changed its valuation model for its market-based restricted stock from a barrier option model to a Monte Carlo model. The Company reviewed various models in 2007 and determined that the output derived from the Monte Carlo model is more reflective of the economic transaction of the Company’s market-based restricted award. The change in estimate of fair value of the market-based award did not have a material effect for the three months March 31, 2007.

Treasury Stock

On October 17, 2000, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding common stock. The timing of stock purchases is at the discretion of management. No shares were repurchased for the three months ended March 31, 2007, and 2006. The Company has repurchased approximately 577,000 shares as of March 31, 2007 pursuant to this authorization.

Depreciation of Personal Property

Depreciation of personal property is reported in property operating expenses, selling and marketing expenses, or general and administrative expenses, based upon the use of the associated asset. For the three months ended March 31, 2007 and 2006, the Company recorded depreciation expense relating to personal property of $93,000 and $129,000, respectively. Depreciation is computed using the straight-line method over an estimated useful life of 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Statements of Cash Flows

The Company considers cash maintained in bank accounts, money market funds and highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents.

Non-cash investing and financing activities for the period ended March 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Issuance of common stock for:
Services by Board of Directors	$194	$140
Real estate acquired:
By assumption of below market leases	$—	$864

Fair Value of Financial Instruments

The aggregate fair value of cash and cash equivalents, receivables, payables and secured short-term financing as of March 31, 2007 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of variable rate secured long-term notes payable approximates their carrying value.

For the Company’s fixed rate secured long-term notes payable, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the calculated estimates of fair value cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of the Company’s secured long-term notes payable was $242,885,000 and $243,114,000 at March 31, 2007 and December 31, 2006, respectively, as compared to the carrying value of $234,826,000 and $235,567,000 at March 31, 2007 and December 31, 2006, respectively.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, certain reclassifications have been made in the 2006 consolidated financial statements to conform to the classifications used in the current year. Such reclassifications have no material effect on the amounts as originally presented.

D.	Real Estate

Real estate at March 31, 2007 and December 31, 2006 is as follows (in thousands):

	March 31, 2007	December 31, 2006
Land	$92,329	$89,124
Land improvements and buildings	327,953	322,950

	420,282	412,074
Less accumulated depreciation	(30,120)	(29,068)

Real estate, net	$390,162	$383,006

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

E.	Secured Long-Term Notes Payable

The following table summarizes the Company’s secured long-term notes payable (in thousands):

	March 31, 2007	December 31, 2006
Fixed rate, ranging from 7.86% to 8.20%, fully amortizing, non-recourse notes maturing at various dates from 2015 through 2020	$10,333	$10,467
Fixed rate, ranging from 5.48% to 7.75%, partially amortizing, non-recourse notes maturing at various dates from 2007 through 2021	213,137	213,744
Variable rate, at the three-month LIBOR plus 175 basis points, non-recourse notes maturing in 2011	11,356	11,356

	$234,826	$235,567

F.	Secured Short-Term Financing

The Company has a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at a variable rate ranging from 150 to 175 points over the one-month LIBOR rate (6.92% at March 31, 2007 and 7.0% at December 31, 2006). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco County, Florida and Maricopa County, Arizona with a net book value of $35,031,000. The revolving line of credit matures in May 2009. At March 31, 2007, $5,376,000 was outstanding and $10,624,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants there under. Based on the application of the borrowing base calculation, as of March 31, 2007, $9,075,000 was available to the Company. The line of credit also includes certain financial covenants that require the Company to maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to pro forma annual fixed charge obligations (as defined by the lender) of not less than .85 to 1.0 during fiscal year 2007, and 1.0 to 1.0 during fiscal year 2008; to maintain a tangible net worth of $150,000,000 and to maintain a debt to adjusted tangible net worth ratio of not more than 1.75 to 1.0, among others. The Company believes it was in compliance with all financial covenant requirements at March 31, 2007.

The Company has a floor plan line of credit with a floor plan lender providing a committed credit facility of $35,000,000 with a variable interest rate linked to the lender’s prime rate plus 25 basis points (8.50% at March 31, 2007 and December 31, 2006). Individual advances mature between 360 days and 720 days based on the aging of the Company’s inventory. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $19,121,000. At March 31, 2007, approximately $19,636,000 was outstanding, of which $2,562,000 was recourse to the Company, and approximately $15,364,000 was available under the floor plan credit facility. The financial covenants of the floor plan line of credit require the Company to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of not more than 2.0 to 1.0, among others. The Company believes it was in compliance with all financial covenant requirements at March 31, 2007. The floor plan lender’s commitment to fund future inventory purchases expires in September 2009.

G.	Commitments and Contingencies

Legal Contingencies

The Company is party to various legal actions resulting from its operating activities. These actions are routine litigation and administrative proceedings arising in the ordinary course of business, some of which are covered by liability insurance, and none of which are expected to have a material adverse effect on the consolidated financial condition or results of operations of the Company and its subsidiaries taken as a whole. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions and effectiveness of strategies, related to these proceedings.

Commitments

In the ordinary course of business, the Company has entered into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of residential land lease communities. The unpaid balance of these contracts remaining at March 31, 2007 is approximately $7,018,000.

As of March 31, 2007, the Company’s outstanding purchase obligations with manufacturers of homes to be constructed in the Company’s communities totaled $1,005,000.

H.	Segment Reporting

The Company has two reportable segments: rental property (ownership of land leases, land development, investment acquisition and disposition) and home sales (sale of homes, both new and used, to be sited on land owned by the Company). The rental property segment consists of residential land lease communities that generate rental and other property related income through the leasing of land to residents that are unrelated to the Company. The home sales segment sells manufactured homes to customers that are unrelated to the Company. The homes sold by the home sales segment are situated on land within the Company’s portfolio of rental property. The customers of the home sales business become residents of the Company’s rental property segment coincident with the sale of a home, at which time the customer enters into a lease with the rental property segment. No revenues are generated from transactions with other segments and no single resident or customer contributed 10% or more of total revenues during the three months ended March 31, 2007 and 2006.

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

The revenues, net income (loss), and assets for each of the reportable segments are summarized in the following tables for the three months ended March 31, 2007 and March 31, 2006 (in thousands):

	Three months ended March 31, 2007
	Rental Property	Home Sales	Corporate, Interest & Other	Total
Revenue	$10,151	$7,740	$—	$17,891
Home sales contribution margin	—	(265)	—	(265)
Rental property income before depreciation	6,487	—	—	6,487
Depreciation	(1,229)	—	—	(1,229)
General and administrative expenses	(543)	(412)	(9)	(964)
Interest expense	—	—	(2,243)	(2,243)
Interest and other income	—	—	170	170
Minority interest in earnings	—	—	(221)	(221)

Net income (loss)	$4,715	$(677)	$(2,303)	$1,735

Assets	$395,465	$30,546	$811	$426,822

Capital additions to:
Real estate	$8,181	$—	$—	$8,181
Capital replacements – real estate	198	—	—	198
Capital replacements – other assets	144	—	—	144
Other assets	66	78	5	149

Total	$8,589	$78	$5	$8,672

	Three months ended March 31, 2006
	Rental Property	Home Sales	Corporate, Interest & Other	Total
Revenues	$8,643	$13,655	$—	$22,298
Home sales contribution margin	—	1,729	—	1,729
Rental property income before depreciation	5,362	—	—	5,362
Depreciation	(979)	—	—	(979)
General and administrative expenses	(348)	(541)	(2)	(891)
Interest expense	—	—	(1,579)	(1,579)
Interest and other income	—	—	53	53
Income from discontinued operations	42	—	—	42
Minority interest in earnings	—	—	(435)	(435)

Net income (loss)	$4,077	$1,188	$(1,963)	$3,302

Assets	$323,427	$27,217	$10,695	$361,339

Capital additions to:
Real estate	$21,526	$—	$—	$21,526
Capital replacements – real estate	664	—	—	664
Capital replacements – other assets	89	—	—	89
Other assets	195	48	44	287

Total	$22,474	$48	$44	$22,566

I	Stocks and Dividends

Dividends

ANL’s common stock and preferred stock dividends are set quarterly by ANL’s Board of Directors and are subject to change or elimination at any time. ANL paid quarterly dividends on common stock of $0.25 per share totaling $1,990,000 and $1,971,000 for the three months ended March 31, 2007 and 2006, respectively. ANL paid quarterly dividends on preferred stock of $0.48 per share totaling $484,000 and $484,000 for the three months ended March 31, 2007 and 2006, respectively.

The Company deducts cumulative paid and unpaid preferred stock dividends from net income to arrive at net income available to common stockholders. The Company deducted $484,000 and $484,000 for the quarters ended March 31, 2007 and 2006, respectively, related to cumulative paid and unpaid preferred stock dividends.

J.	Stock-based Compensation

The Company’s Plan provides for the issuance of up to 3,000,000 shares of common stock in the form of qualified and non-qualified stock options, stock appreciation rights, limited stock appreciation rights, restricted stock and deferred stock to its directors, officers, employees and consultants. As of March 31, 2007, the Company has granted awards of stock options and restricted stock under the Plan. As of March 31, 2007, there was approximately $2,804,000 of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.8 years. This expected cost does not include the impact of any future stock-based compensation awards. The Company recognized $316,000 and $263,000 in stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively.

Stock Options

For the three months ended March 31, 2007 and 2006, the Company issued approximately 148,000 and 236,000 options, respectively. The Company elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula and for the three months ended March 31, 2007 and 2006, the estimated weighted-average grant-date fair value of options granted was $3.68 and 2.84 per option, respectively.

Restricted Stock

The Company issued approximately 9,000 and 18,500 shares as time-based awards of restricted stock to members of management for the three months ended March 31, 2007 and 2006, respectively, with fair values per share of $27.65 and $24.80, respectively. The time-based awards of restricted stock were issued at the fair value of ANL’s common stock on the date of issuance. The fair value of such restricted stock is amortized to compensation expense over the vesting period.

The Company issued 65,000 and 91,500 shares as market-based awards of restricted stock to members of management during the three months ended March 31, 2007 and 2006, respectively. In 2007, the Company changed its valuation model for its market-based restricted stock from a barrier option model to a Monte Carlo model. The Company reviewed various models in 2007 and determined that the output derived from the Monte Carlo model is more reflective of the economic transaction of the Company’s market-based restricted award. For the three months ended March 31, 2007 and 2006, the weighted average per share fair values of the market-based restricted stock was $7.38 and $8.09, respectively. In the event the market-based performance objectives are not attained, the market-based awards of restricted stock are forfeited, but the dividends paid are not forfeited.

The fair value of the market-based awards of restricted stock is amortized to compensation expense over the requisite service period. The requisite service period for market-based restricted stock awards granted during the three months ended March 31, 2007 and 2006 was three years for both grants. The principal terms of the market-based awards of restricted stock, also known as high performance shares (“HPS Shares”), are more fully described below.

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

The Company granted 65,000 HPS Shares in January 2007 with a final measurement date of December 31, 2009. The Equity REIT Index annual compounded total return over the trailing ten years as of December 31, 2006 was 14.5%. For the 2007 HPS Shares to fully vest, the actual total return over the three-year period is required to be 19.5%. If the actual total return is between 14.5% and 19.5%, then a ratable portion of the HPS Shares would vest (for example, one half of the HPS Shares would vest if the actual total return is 17.0%). If the actual total return does not exceed 14.5%, all of the 2007 HPS Shares would be forfeited, but none of the dividends paid during the three-year period would be forfeited.

K.	Discontinued Operations

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

During the year ended December 31, 2006, the Company sold an age-restricted community located in New Jersey with 90 home sites. The sale of this community resulted in reclassifications of 2006 financial statement amounts. The following is a summary of the components of income from discontinued operations for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Discontinued property operations:
Rental and other property revenues	$—	$138
Property operating expenses	—	(27)
Interest expense	—	(45)
Depreciation	—	(18)

Income from discontinued operations before minority interest	—	48
Minority interest expense attributed to discontinued operations	—	(6)

Income from discontinued operations, net of minority interest	$—	$42

As of March 31, 2007, the Company did not have any assets classified as held for sale.

L.	Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS 109 (“FIN 48”). FIN 48 provides interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

In accordance with our accounting policy, we recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. This policy did not change as a result of the adoption of FIN 48.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s federal and state income tax returns for the years ended December 31, 2003, and subsequent years are currently subject to examination by the Internal Revenue Service or other taxing authorities. As a result of the implementation of FIN 48, the Company did not recognize a liability for unrecognized tax benefits.

M.	Recent Accounting Developments

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for SFAS 159 is as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is evaluating SFAS 159 and has not yet determined the impact the adoption will have on our consolidated financial statements, but it is not expected to be significant.

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

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which will be effective for fiscal years that begin after December 15, 2006. This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125, regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The Company does not anticipate adoption of this standard will have a material impact on its consolidated financial statements.

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

N.	Subsequent Events

The Company’s common stock dividend is set quarterly and is subject to change or elimination at any time. On May 3, 2007, the Board of Directors declared a quarterly cash dividend of $0.25 per common share for the quarter ended March 31, 2007, payable on May 31, 2007, to stockholders of record on May 18, 2007.

The Company’s preferred stock dividend is set quarterly and is subject to change or elimination at any time. On May 3, 2007, the Board of Directors declared a quarterly cash dividend of $0.4844 per share of Series A Preferred Stock for the quarter ended March 31, 2007 payable on May 31, 2007, to stockholders of record on May 18, 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this report and our other filings with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and the Exchange Act, as well as information communicated orally or in writing between the dates of these SEC filings, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include projections relating to our results of operations, cash flow, dividends, anticipated returns on real estate investments and opportunities to acquire additional communities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of home sites; competition; the availability of real estate assets at prices which meet our investment criteria; our ability to reduce expense levels, implement rent increases, use leverage and other risks set forth in our SEC filings. In addition, our current and continuing qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in the documents we file from time to time with the SEC. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

Capitalized Costs

We capitalize direct and indirect costs (including interest, real estate taxes, and other costs) in connection with initial capital expenditures, capital enhancements, and capital replacements, as well as similar spending for development and redevelopment of our properties. Indirect costs that are not capitalized, including general and administrative expenses, are charged to expense as incurred. The amounts capitalized vary with the volume, cost and timing of these activities and, especially, with the pace of development and redevelopment activities. As a result, changes in the volume, cost and timing of these activities, or the cessation of such activities may have a significant impact on our financial results.

The most significant capitalized cost is interest. We capitalize interest when the following three conditions are present: (i) expenditures for the asset have been made, (ii) activities necessary to get the asset ready for its intended use are in progress and (iii) interest cost is being incurred. Our determination of the activities in progress for a development property is subject to professional judgment. The most significant judgment is the determination to capitalize interest relating to the ownership of land being developed as new home sites. In many cases, the development of such land is expected to take place over several years and in multiple phases. In such instances, it is our conclusion that the entirety of each parcel is under development and is a qualifying asset. Accordingly, interest is capitalized with respect to the entire parcel until such time as all development activities cease or the individual home site is ready for its intended use. During the three months ended March 31, 2007 and 2006, we capitalized interest of $2,175,000 and $1,626,000, respectively. We regularly review the amount of capitalized costs in conjunction with our review of impairment of long-lived assets. Based on the level of development activity for the period ended March 31, 2007, if our development activities decrease such that 10% of our assets qualifying for capitalization of interest are no longer qualified, the amount of capitalized interest would have been reduced by $218,000. Reducing capitalized interest would increase interest expense, resulting in lower net income, which would be offset in future periods by lower depreciation expense.

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

Fair Value of Financial Instruments

The aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt as of March 31, 2007 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of our variable rate secured long-term debt approximates carrying value. For the fixed rate secured long-term debt, fair values have been based upon estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of our secured long-term notes payable was $242,885,000 and $243,114,000 at March 31, 2007 and December 31, 2006, respectively, as compared to the carrying value of $234,826,000 and $235,567,000 at March 31, 2007 and December 31, 2006, respectively.

Rental Property Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 5 to 50 years for buildings and 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers compared to inventory we own, inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results. On a quarterly basis, we review each home in inventory that is older than one year and evaluate our carrying amount versus recent offers, comparable sales, and our asking price in order to derive an estimate of its market value. In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales in the current period. As of March 31, 2007, $6,575,000 of our total inventory of $20,705,000 was older than one year. For the three months ended March 31, 2007 and 2006, we recorded charges of $132,000 and $138,000, respectively to write down carrying amounts to market value. If our estimate of fair market value was overstated by 10%, we would record an additional write down to fair market value, less a normalized margin, of $403,000 based upon the carrying value of inventory as of March 31, 2007.

Stock-based Compensation

Stock-based compensation expense is recorded at the fair value of awards at the date of issuance. The determination of fair value of market-based restricted stock and stock options requires the application of complex financial models and assumptions. The fair value assigned to awards at the date of issuance determines the amount of compensation expense that will be recognized over the vesting period for the award. There are alternative valuation models that may result in a valuation for awards that differs from our assessment of fair value. The application of alternative models or different valuation assumptions within the models we use will result in a fair value that is greater than or less than the fair value we assign to awards. To the extent that the alternative fair value is greater than the fair value we assign to awards, compensation expense over the vesting term of the award would increase resulting in lower net income. In 2007, we changed our valuation model for our market-based restricted stock from a barrier option model to a Monte Carlo model. We reviewed various models in 2007 and determined that the output derived from the Monte Carlo model is more reflective of the economic transaction of our market-based restricted award. The change in estimate of fair value of the market-based award did not have a material effect for the three months ended March 31, 2007. In addition, management must estimate the number of shares and options that will be forfeited by employees before the vesting requirements are met. We base our estimate of forfeitures on the historical forfeiture rate realized on prior awards. We revise our estimate on an ongoing basis to reflect actual forfeitures.

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

Recent Accounting Pronouncement

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS 109, (“FIN 48”). FIN 48 provides interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements for the three months ended March 31, 2007.

Portfolio Summary

	Operational Home sites		Developed Home sites	Undeveloped Home sites	RV Sites	Total
As of December 31, 2006	8,044		1,192	1,566	129	10,931
New lots purchased	—		4	—	—	4
New leases originated	54	(1)	(54)	—	—	—
Adjust for site plan changes	2		(2)	—	—	—

As of March 31, 2007	8,100	(2)	1,140	1,566	129	10,935

(1)	During the quarter ended December 31, 2006, a new lease was originated for a used home at one community. The company inadvertently reported the home site as non-operational.
(2)	As of March 31, 2007, 7,890 of these operational home sites were occupied.

Occupancy Roll Forward

	Occupied Home sites	Operational Home sites	Occupancy
As of December 31, 2006	7,833	8,044	97.4%
New home sales	55	53
Used home sales	3	2
Used homes acquired	(2)	—
Homes constructed by others	3	1
Homes removed from previously leased sites	(2)	—

As of March 31, 2007	7,890	8,100	97.4%

Operating Strategy

In addition to reviewing financial measures determined in accordance with GAAP, we assess the performance of the business by using several generally accepted industry financial measures, including funds from operations (“FFO”), a non-GAAP financial measure, which is defined below. We believe this measure provides useful information regarding our performance, but this measure should not be considered as an alternative to net income or net cash flow from operating activities, as determined in accordance with GAAP.

The Board of Governors of the National Association of Real Estate Investment Trusts (also known as NAREIT) defines FFO as net income or loss, computed in accordance with GAAP, excluding gains and losses from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition and include adjustments for the minority interest in the Operating Partnership owned by persons other than us.

FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund our cash needs, including our ability to make distributions, since FFO does not consider recurring capital expenditures, debt maturities, capitalized interest or other capital commitments of the Company. In addition, although FFO is a measure used for comparability in assessing the performance of real estate investment trusts, there can be no assurance that our basis for computing FFO is comparable with that of other real estate investment trusts.

We use FFO in measuring our operating performance because we believe that the items that result in a difference between FFO and net income have a different impact to the ongoing operating performance of a real estate company than to other businesses.

For the three months ended March 31, 2007 and 2006, our FFO was (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income available to common stockholders(1)	$1,251	$2,818
Adjustments:
Cumulative preferred stock dividends	484	484
Minority interest in operating partnership	221	435
Real estate depreciation	1,229	979
Discontinued operations:
Real estate depreciation, net of minority interest	—	18
Minority interest in operating partnership attributed to discontinued operations	—	6

Funds From Operations (FFO)	3,185	4,740
Cumulative preferred stock dividends	(484)	(484)

FFO available to common stockholders	$2,701	$4,256

Weighted average common shares, common shares equivalents and OP Units outstanding	9,047	8,872

(1)	Represents the numerator for earnings per common share calculated in accordance with GAAP

For the three months ended March 31, 2007 and 2006, net cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net cash provided by operating activities	$6,251	$1,943
Net cash used in investing activities	$(8,401)	$(22,558)
Net cash provided by financing activities	$2,190	$27,204

RESULTS OF OPERATIONS FOR THE

THREE MONTHS ENDED MARCH 31, 2007

Executive Overview

We are in the business of owning and leasing residential land. Our current business focuses on the ownership of land and generation of these leases primarily within adult or retirement (55+) communities (95% of our total home sites at March 31, 2007); we focus on these communities for the following reasons:

•	Current demographic projections predict that the customer base for this asset class will grow for the next 20+ years.

•

The residents have established credit histories and therefore are able to obtain favorable financing or pay cash for their homes – making significant equity investments to improve the leasehold estate that effectively secures our lease.

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

•

The cost of developing additional home sites and communities may increase at a rate or to a level that may exceed the costs projected at the point of the initial investment by us, and increases in rental rates may not be sufficient to offset the increased development costs.

•	Changes in governmental or other regulatory agencies may adversely impact the timing of development.

•

Based upon the above and other factors, the rate of sales of new homes may be substantially slower than projected at the point of the initial investment by us, resulting in returns on investment materially different from original projections.

There are additional challenges that might occur as a result of natural disasters such as hurricanes:

•

Our residents’ homes may have damage that exceeds the insurance proceeds available under their homeowners’ policies, thereby limiting residents’ ability to restore their homes to its pre- hurricane condition. In some instances, this may result in a loss of occupancy for an unknown period of time. This occupancy loss may be insured under our business interruption policies.

•

The extent of claims made against properties in our asset class may continue to have a material impact on the cost of insurance for both us and our residents, thereby increasing our operating costs at a rate in excess of rental rate increases and limiting our residents’ ability to reinvest in their homes at the same rate enjoyed before the natural disaster.

•

The severity and number of natural disasters that impact Florida may result in a slowing rate of new customers to buy homes on our expansion sites, thereby reducing the rate of absorption and lowering our return on investment.

•	The costs of hurricane clean-up and repair may not be fully covered by insurance policies, resulting in higher than projected capital spending.

•	Hurricanes may significantly disrupt our sales and marketing activities, thereby reducing home sales and revenue growth from new home site rentals during the impacted fiscal periods.

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

Rental Property Operations

Rental and other property revenues from our owned properties totaled $9,721,000 for the three months ended March 31, 2007 compared to $8,173,000 for the three months ended March 31, 2006, an increase of $1,548,000 or 18.9%. The increase in property operating revenue was a result of:

•	$613,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$781,000 increase in revenues from newly acquired communities during 2006,

•	$103,000 increase in the pass on of utilities to tenants correlated with the increase in utilities expenses,

•	$38,000 increase in the pass on of property tax allocations to tenants correlated with the increase in certain property tax expenses, and a

•	$13,000 increase in rents for recreational vehicle sites and other miscellaneous income.

Golf course operating revenues totaled $430,000 for the three months ended March 31, 2007 compared to $470,000 for the three months ended March 31, 2006, a decrease of $40,000 or 8.5%. Golf revenues decreased at all three communities that have adjacent golf courses.

Property operating expenses from our owned properties totaled $3,329,000 for the three months ended March 31, 2007 compared to $2,916,000 for the same period in 2006, an increase of $413,000 or 14.2%. The increase in property operating expenses was a result of:

•	$126,000 increase in utility expense partially correlated with an increase in billings to tenants reported as rental & other property revenue,

•	$96,000 increase in salaries, wages and benefits,

•	$67,000 increase in property-level expense related to repairs and maintenance,

•	$54,000 increase as a result of newly acquired communities,

•	$52,000 increase in property insurance,

•	$34,000 increase in property operating overhead, and a

•	$7,000 increase in property taxes partially correlated with an increase in billings to tenants reported as rental and other property revenues, all offset by a

•	$23,000 decrease in professional fees.

Golf course operating expenses totaled $335,000 for the three months ended March 31, 2007 compared to $365,000 for the three months ended March 31, 2006, a decrease of $30,000 or 8.2%.

Depreciation expense was $1,229,000 during the three months ended March 31, 2007 compared to $979,000 during the same period in 2006. The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites and the acquisition of three communities in 2006.

Same store property revenues, a non-GAAP financial measure, for the three months ended March 31, 2007 increased by 7.8% from the three months ended March 31, 2006, consisting of a 4.5% increase from same site rental revenues, a 3.8% increase from absorption rental site revenues and a (0.5%) decrease from golf revenues. Expenses related to those revenues increased 4.0% over that same period consisting of a 2.6% increase in same site rental expenses, a 2.6% increase from absorption rental site expenses and a (1.2%) decrease in golf expenses. Same store property net operating income, a non-GAAP financial measure, increased 9.7% for the three months ended March 31, 2007. Our same store base included 89.3% of our property operating revenues for the three months ended March 31, 2007.

We believe that the same store information provides the users of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the three months ended March 31, 2007 and 2006, determined in accordance with U.S. generally accepted accounting principles, is reflected in the following table (in thousands):

		Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues		$8,279	$7,900	$379	4.8%	4.5%
Absorption rental revenues		354	34	320	941.2%	3.8%
Same store golf revenues		430	470	(40)	(8.5%)	(0.5%)

Same store revenues	A	9,063	8,404	659	7.8%	7.8%

Re-development & newly acquired property revenues		1,088	239	849	(355.2%)

Total property revenues	C	$10,151	$8,643	$1,508	17.4%

Same site rental expenses		$2,438	$2,368	$70	3.0%	2.6%
Absorption rental expenses		70	—	70	100.0%	2.6%
Same store golf expenses		335	365	(30)	(8.2%)	(1.2%)

Same store expenses	B	2,843	2,733	110	4.0%	4.0%

Re-development & newly acquired property expenses		348	96	252	262.5%
Expenses related to offsite management (2)		473	452	21	4.6%

Total property operating expenses	D	$3,664	$3,281	$383	11.7%

Same store net operating income	A-B	$6,220	$5,671	$549	9.7%

Total net operating income	C-D	$6,487	$5,362	$1,125	21.0%

(1)

Computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2006 period. For example, same store rental revenue increase of $379 as compared to the total same store revenues in 2006 of $8,404 is a 4.5% increase ($379 / $8,404 = 4.5%).

(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Business

Revenues for the home sales business totaled $7,665,000 for the three months ended March 31, 2007 as compared to $13,496,000 for the three months ended March 31, 2006. The decrease in revenues compared to the same period in the prior year was primarily due to decreased sales at six of our expansion communities. The average selling price of new homes closed was $135,000 and $128,000, respectively, for the three months ended March 31, 2007 and 2006, an increase of 5.5%. Homes sold totaled 55 for the three months ended March 31, 2007 compared to 104 homes for the three months ended March 31, 2006, a decrease of 47.1%.

A summary of our home sales activities for the three months ended March 31, 2007 and 2006 is highlighted in the following table:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Unit Change	Percent Change
New home closings-Same Store	49	104	(55)	(52.9%)
New home closings-Acquisitions	6	—	6	100.0%

Total new home closings	55	104	(49)	(47.1%)

New home contracts- Same Store	84	113	(29)	(25.7%)
New home contracts-Acquisition	12	4	8	200.0%

Total new home contracts	96	117	(21)	(17.9%)

Home resales	3	—	3	100.0%

Brokered home sales	31	62	(31)	(50%)

New home contract backlog-Same Store(1)	51	71	(20)	(28.2%)
New home contract backlog-Acquisitions(1)	7	4	3	75.0%

Total new home contract backlog(1)	58	75	(17)	(22.7%)

(1)	Balance as of March 31, 2007 and 2006, respectively.

Total cost of sales for the three months ended March 31, 2007 was $5,633,000 compared to $9,044,000 for the three months ended March 31, 2006. Resulting margin decreases are attributable to a decrease in manufacturer rebates associated with lower purchasing and increases in costs of homes purchased partially offset by increases attributable to increased selling prices. Selling and marketing expenses for the three months ended March 31, 2007 decreased $472,000 from the three months ended March 31, 2006 as a result of lower commission expense associated with lower sales volumes offset by increased marketing costs for newly constructed subdivisions within existing communities, new communities acquired in 2006 and increased operating expenses including utilities and insurance.

We reported a loss from the home sales business of $265,000 for the three months ended March 31, 2007 as compared to income of $1,729,000 for the three months ended March 31, 2006.

General and Administrative Expenses

Our general and administrative expenses were $964,000 for the three months ended March 31, 2007 and $891,000 for the three months ended March 31, 2006. The $73,000 increase in expense was a result of:

•	$48,000 increase in compensation expense for dividends on non-vested restricted as a result of changes in our forfeiture estimates in 2006,

•	$47,000 increase in the amortization of deferred compensation as a result of changes in our forfeiture estimates on restricted stock in 2006 coupled with additional issuances in 2007,

•	$17,000 increase in meetings, seminars and travel expenses, and a

•	$12,000 increase in directors’ fees, all offset by a

•	$42,000 decrease in salaries, wages and benefits, and a

•	$9,000 decrease in other miscellaneous expenses.

Interest and Other Income

During the three months ended March 31, 2007 and 2006, interest and other income were $170,000 and $53,000, respectively. The increase of $117,000 was a result of a one-time fee paid to us for delays caused by a prior owner of a community.

Interest Expense

During the three months ended March 31, 2007 and 2006, interest expense was $2,243,000 and $1,579,000, respectively, which was net of capitalized interest of $2,175,000 and $1,626,000, respectively. The increase is primarily a result of new debt secured by our communities used primarily to acquire three age-restricted communities and to fund development expenditures made in advance of home sales, rising interest rates on our variable-rate debt coupled with higher outstanding balances under our line of credit and floor plan facility, all offset by scheduled amortization of existing long-term debt, a decrease in the amount of variable rate debt carried by us, and additional capitalized interest as a result of purchasing three development communities and continued development of our existing communities.

Cumulative Preferred Stock Dividends

During the three months ended March 31, 2007 and 2006, cumulative preferred stock dividends were $484,000.

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

The most directly comparable financial measure that can be reconciled to GAAP is our historical return on investment in operational home sites for the year ended December 31, 2006, which is reconciled on page 32 in footnote 1. Our projection of the estimated first year return from leases originated on expansion home sites cannot be directly reconciled to a comparable GAAP measure, principally because there will be leases that begin during the period and we estimate the incremental operating expenses associated with these leases. The estimated first year return from leases originated on investment in expansion home sites should not be considered in isolation nor is it intended to represent an alternative measure of operating income or cash flow or any other measure of performance as determined in accordance with GAAP.

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

Our projections of the first year returns from the leases originated on expansion home sites constitute “forward-looking statements.” Actual first year returns may be materially different than such projections as a result of the risks and other factors discussed throughout our Annual Report for the year ended December 31, 2006. We undertake no obligation to update such projections to reflect events or circumstances occurring after the date of this report.

The leases facilitated by the home sales business during the three months ended March 31, 2007 and 2006 are estimated to provide a first year return on investment of 4.7% and 10.2%, respectively. These returns are shown on the following table and are based upon unaudited projected information. This compares to our realized returns from earning sites of 7.8% for the year ended December 31, 2006. The decrease in return on expansion home sites is driven primarily by (i) the decreased profitability of our home sales business resulting from fewer home sales over which the fixed costs are allocated, (ii) increases in the per site cost of development as a result of larger lots to accommodate larger homes, (iii) increased lease incentives given in 2007 over 2006, and (iv) increases in the per site cost of development as a result of additional amenities. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our projected first year return from leases originated on expansion home sites for the three months ended March 31, 2007 and 2006 is shown on the following table (in thousands, except expansion sites leased):

		Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Expansion sites leased during the period		53	85

Estimated first year annualized profit on leases originated during the period	A	$174	$332

Costs, including development costs of sites leased		$3,284	$4,922
Home sales (loss) income attributable to sites leased		(381)	1,652

Total costs incurred to originate ground leases	B	$3,665	$3,270

Estimated first year returns from the leases originated on expansion home sites during the period	A/B	4.7%	10.2%

For the three months ended March 31, 2007 and 2006, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Reported (loss) income from sales operations	$(294)	$1,729
Brokerage business income	(31)	(77)
Used home sales	(56)	—

Adjusted (loss) income for projection analysis	$(381)	$1,652

We exclude the profits from our used home sales and brokerage business from our projection of return on investment in expansion home sites. The profits from these activities represent profits that are not directly related to our expansion activities.

The reconciliation of our projected first year return from leases originated on expansion home sites, a projection, to our return on investment in operational home sites for the year ended December 31, 2006 in accordance with GAAP is show below (in thousands):

		Total Portfolio for Year Ended December 31, 2006
Property income before depreciation [1]	A	$22,847
Total investment in operating home sites [1]	B	$294,394
Return on investment from earning home sites[1]	A/B	7.8%

[1]

A reconciliation of our return on investment for earning sites for the year ended December 31, 2006 to property income before depreciation and investment in operational sites is shown below (in thousands)

December 31, 2006
Rental and other property revenues	$35,148
Property operating expenses	(12,301)

Property income before depreciation (A)	$22,847

Real estate assets, net	$383,006
Add: Accumulated depreciation	29,068
Less: Real estate under development	(110,682)
Less: Cost of home sites ready for intended use	(6,998)

Investment in operational sites (B)	$294,394

Return on investment in operational sites (A/B) [1]	7.8%

[1]

Our return on investment in operational sites reflects our income from and investment in sites that were leased for the first time during the year ended December 31, 2006. For these leases, the income reported above includes less than a full twelve months of operating results. Consequently, when compared to the investment we have made in these home sites, the return on investment during the year ended December 31, 2006 is less than the return when measured using a full twelve months of operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had cash and cash equivalents of $293,000. Our principal activities that demand liquidity include our normal operating activities, development expenditures, payments of principal and interest on outstanding debt, acquisitions of and additional investments in properties, and payments of distributions to preferred and common stockholders and OP Unit holders. We expect to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sales of properties and cash generated from operations

In the event that there is an economic downturn and the cash provided by operating activities is reduced or if access to short term borrowing sources becomes restricted, we may be required to reduce or eliminate expenditures for the continued development of our communities and/or reduce or eliminate our preferred and common dividend.

We have a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at a variable rate ranging from 150 to 175 basis points over the one-month LIBOR rate (6.92% at March 31, 2007). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco Counties, Florida and Maricopa County, Arizona with a net book value of $35,031,000. The revolving line of credit matures in May 2009. At March 31, 2007, $5,376,000 was outstanding and $10,624,000 was not drawn under the revolving line of credit. The availability of funds to us under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. Based on the application of the borrowing base calculation, as of March 31, 2007, $9,075,000 was available to us. The line of credit also includes certain financial covenants that require us to maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to pro forma annual fixed charge obligations (as defined by the lender) of not less than .85 to 1.0 during fiscal year 2007, and 1.0 to 1.0 during fiscal year 2008; to maintain a tangible net (as defined by lender) worth of $150,000,000 and to maintain a debt to adjusted tangible net worth (as defined by lender) ratio of not more than 1.75 to 1.0, among others. We believe we were in compliance with all financial covenant requirements at March 31, 2007.

We have a floor plan line of credit with a floor plan lender providing a committed credit facility of $35,000,000 with a variable interest rate of prime plus 25 basis points (8.50% at March 31, 2007). Individual advances mature between 360 days and 720 days based on the aging of our inventory of homes. The floor plan line of credit is partially recourse to us and at March 31, 2007, $2,562,000 of the outstanding balance under the floor plan was recourse to us. This floor plan line of credit is secured by inventory located in our residential land lease communities with a carrying value of approximately $19,121,000. The financial covenants of the floor plan line of credit require us to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of not more than 2.0 to 1.0, among others. We believe we were in compliance with all financial covenant requirements at March 31, 2007. The floor plan lender’s commitment to fund future inventory purchases expires in September 2009. At March 31, 2007, $19,636,000 was outstanding, and approximately $15,364,000 was available under the floor plan facility.

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

Operating Activities

Our net cash provided by operating activities was $6.3 million during the three months ended March 31, 2007 compared to $1.9 million during the same period in 2006. The $4.4 million increase was primarily the result of:

•

$4.0 million decrease in cash used to fund inventory in 2007 as compared to the cash used to fund inventory increases in 2006. This decrease is a result of maintaining lower inventory levels in 2007 as compared to 2006, and a

•	$1.7 million increase in cash provided by operating assets and liabilities as a result changes in business volumes, offset by a

•	$1.3 million decrease in earnings before depreciation, amortization, and minority interest.

Investing Activities

During the three months ended March 31, 2007, the net cash used in investing activities was $8.4 million, compared with $22.6 million net cash used during the same period in 2006. The $14.2 million decrease in net cash used for investing activities is primarily the result of:

•	$11.2 million decrease in expenditures related to the purchase of a new development community in 2006, and a

•	$2.7 million decrease in expenditures for capital replacements, development and improvements in the 2007 period as compared to the 2006 period, offset by a

•	$0.3 million increase in proceeds from notes receivable.

Financing Activities

Net cash provided by financing activities was $2.2 million for the three months ended March 31, 2007 compared with net cash provided during the same period in 2006 of $27.2 million.

The $25.0 million decrease in cash provided by financing activities is primarily the result of:

Increases

•	$7.9 million increase in net proceeds from secured short-term financing,

•	$0.8 million decrease in payment of loan costs,

•	$0.5 million increase in proceeds from stock options exercised, and a

•	$0.1 million decrease in principal payments made on secured long-term notes payable, all offset by

Decreases

•	$34.2 million decrease in proceeds from secured long-term financing, and a

•	$0.1 million decrease in proceeds from the collection of escrow funds.

Dividends and Distributions

Our dividends on common and preferred stock are set quarterly by the Board of Directors and are subject to change or elimination at any time. Our primary financial objective is to maximize long term, risk adjusted returns on investment for common stockholders. While the dividend policy is considered within the context of this objective, maintenance of past dividend levels is not a primary investment objective of the Company and is subject to numerous factors including our profitability, capital expenditure plans, obligations related to principal payments and capitalized interest, and the availability of debt and equity capital at terms deemed attractive by us to finance these expenditures. Further, our Board of Directors has and will continue to consider the downturn in new home sales in the context of its quarterly review and dividend decision. Our net operating loss may be used to offset all or a portion of our REIT taxable income, which may allow us to reduce or eliminate our dividends paid and still maintain our REIT status.

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

Our principal exposure to market risk is changes in interest rates relating to our various debt instruments and borrowings. As compared to the three months ended March 31, 2006, our exposure to changes in interest rates at March 31, 2007 for repricing and refunding as to unpaid principal balances (i) increased from $154.6 million to $175.1 million for partially amortizing long-term notes payable; (ii) increased from $4.4 million to $11.4 million for variable rate long-term notes payable; (iii) decreased from $16.7 million to $14.8 million for variable rate secured floor plan facility; and (iv) increased to $5.4 million for variable rate secured short term mortgage financing. The following is a discussion of the potential impact of changes in interest rates on our debt instruments at March 31, 2007.

We have $10.3 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $213.1 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed. We have repricing and refunding risks as to the unpaid balance on these notes of $175.1 million due at maturity between 2007 and 2021, with an average maturity of 10.0 years.

We have an $11.4 million interest only, non-recourse, secured long-term note payable. This variable rate loan bears interest at the three-month LIBOR plus 1.75%. If LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $114,000 due to an increase in interest expense based on the outstanding balance at March 31, 2007. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have a revolving line of credit with a bank that bears interest at a variable rate ranging from 150 to 175 basis points over the one-month LIBOR rate. If the LIBOR rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $54,000 due to an increase in interest expense on this line of credit, based on the approximately $5.4 million outstanding balance at March 31, 2007. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note in 2009.

We have a secured floor plan facility that bears interest at the lender’s prime rate plus 25 basis points. If the lender’s prime rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $196,000 due to an increase in interest expense on this line of credit, based on the approximately $19.6 million outstanding balance at March 31,2007. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note due in 2009.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The information disclosed under the heading “Legal Contingencies” in Note G of the condensed consolidated financial statements of this Form 10-Q and in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

Item 1A.	RISK FACTORS

For a discussion of our potential risks or uncertainties, please see Part I, Item 1A., of the Company’s 2006 Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 12, 2007. There have been no material changes to the risk factors disclosed in Part I, Item 1A., of our 2006 Annual Report on Form 10-K.

Item 5.	OTHER INFORMATION

On May 8, 2007, the Company amended its (a) outstanding stock option agreements with Terry Considine dated February 5, 2004, January 25, 2005, February 2, 2006 and January 31, 2007, (b) outstanding stock option agreements with Robert G. Blatz dated February 5, 2004, January 25, 2005, February 2, 2006 and January 31, 2007, and (c) outstanding stock option agreements with Shannon E. Smith dated February 5, 2004, January 25, 2005, February 2, 2006 and January 31, 2007, in each case, to provide that in the event of a termination of employment due to death or disability (as such term is defined in the option agreements), the vesting of the option shall accelerate and the option shall be fully exercisable as of the date thereof. The amendments also set forth a provision with respect to compliance with Section 409A of the Internal Revenue Code and related regulations. The foregoing amendments were made in accordance with the terms of the Company’s 1998 Stock Incentive Plan.

The foregoing description of the amendments to the stock option agreements is a summary only, and its qualified in its entirety by reference to the form of Amendment to Stock Option Agreement filed as an exhibit to this Quarterly Report on Form 10-Q.

Item 6.	EXHIBITS

(a) Exhibits:

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, dated May 4, 2005 and filed on May 4, 2005).
3.2	Fourth Amended and Restated By-laws of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, dated April 4, 2005 and filed on April 5, 2005).

10.1	Form of Amendment to Stock Option Agreement.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of COO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of COO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.3	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LAND LEASE INC.
(Registrant)

Date: May 10, 2007	By	/s/ Shannon E. Smith
Shannon E. Smith
Chief Financial Officer