Form 10-Q
period 2007-09-30
AMERICAN LAND LEASE INC
filed 2007-11-08
CIK 804138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 31, 2007, approximately 7,841,000 shares of common stock, par value $.01 per share, were outstanding.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

(i)

PART I.

FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Real estate, net of accumulated depreciation of $30,735 and $27,591, respectively, including real estate under development of $121,056 and $110,682, respectively	$394,601	$377,395
Cash and cash equivalents	296	253
Inventory	20,012	22,827
Other assets, net	15,362	15,716
Assets held for sale, net	—	5,864

Total Assets	$430,271	$422,055

LIABILITIES
Secured long-term notes payable	$240,769	$227,617
Secured short-term financing	18,963	20,059
Accounts payable and accrued liabilities	12,260	13,119
Liabilities related to assets held for sale	—	8,047

	271,992	268,842

MINORITY INTEREST IN OPERATING PARTNERSHIP	17,522	16,502

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 3,000 shares authorized, 1,000 and 1,000 shares issued and outstanding, respectively	25,000	25,000
Common stock, par value $.01 per share; 12,000 shares authorized; 9,485 and 9,390 shares issued, respectively; 7,569 and 7,664 shares outstanding (excluding treasury stock), respectively	95	94
Additional paid-in capital	293,510	291,460
Dividends in excess of accumulated earnings	(147,013)	(153,231)
Treasury stock, 1,916 and 1,726 shares at cost, respectively	(30,835)	(26,612)

	140,757	136,711

Total Liabilities and Stockholders’ Equity	$430,271	$422,055

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
RENTAL PROPERTY OPERATIONS
Rental and other property revenues	$9,389	$8,751	$28,059	$24,754
Golf course operating revenues	165	154	814	837

Total property operating revenues	9,554	8,905	28,873	25,591
Property operating expenses	(3,092)	(3,014)	(9,392)	(8,718)
Golf course operating expenses	(341)	(296)	(1,033)	(1,034)

Total property operating expenses	(3,433)	(3,310)	(10,425)	(9,752)
Depreciation	(1,239)	(1,110)	(3,671)	(3,073)

Income from rental property operations	4,882	4,485	14,777	12,766
SALES OPERATIONS
Home sales revenue	7,162	12,197	22,756	37,745
Cost of home sales	(5,055)	(8,244)	(16,346)	(25,202)

Gross profit on home sales	2,107	3,953	6,410	12,543
Commissions earned on brokered sales	60	45	179	368
Commissions paid on brokered sales	(24)	(23)	(78)	(181)

Gross profit on brokered sales	36	22	101	187
Selling and marketing expenses	(2,345)	(2,586)	(7,057)	(8,140)

(Loss) income from sales operations	(202)	1,389	(546)	4,590
General and administrative expenses	(1,105)	(1,055)	(3,062)	(2,941)
Interest and other income	7	34	185	178
Interest expense	(2,197)	(2,082)	(6,448)	(5,262)

Income before minority interest in Operating Partnership and discontinued operations	1,385	2,771	4,906	9,331
Minority interest in Operating Partnership	(164)	(320)	(563)	(1,090)

Income from continuing operations	1,221	2,451	4,343	8,241
DISCONTINUED OPERATIONS
Income from discontinued operations, net of minority interest in Operating Partnership	9,154	116	9,306	324

Net income	10,375	2,567	13,649	8,565
Cumulative preferred stock dividends	(484)	(485)	(1,453)	(1,453)

Net income available to common stockholders	$9,891	$2,082	$12,196	$7,112

Earnings per common share – basic:
Income from continuing operations (net of preferred stock dividends)	$0.09	$0.26	$0.38	$0.91
Income from discontinued operations	1.20	0.02	1.21	0.04

Net income attributable to common stockholders	$1.29	$0.28	$1.59	$0.95

Earnings per common share – diluted:
Income from continuing operations (net of preferred stock dividends)	$0.10	$0.26	$0.36	$0.87
Income from discontinued operations	1.16	0.01	1.17	0.04

Net income attributable to common stockholders	$1.26	$0.27	$1.53	$0.91

Weighted average common shares outstanding	7,659	7,507	7,664	7,477

Weighted average common shares and common share equivalents outstanding	7,871	7,808	7,952	7,839

Dividends declared per common share	$0.25	$0.25	$0.75	$0.75

See Notes to Condensed Consolidated Financial Statement

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Dividends In Excess of Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES – DECEMBER 31, 2006	1,000	$25,000	9,390	$94	$291,460	$(153,231)	$(26,612)	$136,711
Exercise of options	—	—	61	1	896	—	—	897
Purchase of treasury stock	—	—	—	—	—	—	(4,223)	(4,223)
Vesting of restricted stock	—	—	27	—	—	—	—	—
Equity compensation granted to the Board of Directors	—	—	7	—	194	—	—	194
Stock-based compensation	—	—	—	—	960	—	—	960
Net income	—	—	—	—	—	13,649	—	13,649
Dividends paid – preferred stock	—	—	—	—	—	(1,453)	—	(1,453)
Dividends paid – common stock	—	—	—	—	—	(5,978)	—	(5,978)

BALANCES – September 30, 2007	1,000	$25,000	9,485	$95	$293,510	$(147,013)	$(30,835)	$140,757

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,649	$8,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,559	4,078
Revenue recognized related to acquired lease obligations	(415)	(142)
Stock-based compensation	953	971
Minority interest in Operating Partnership	563	1,115
Minority interest in Operating Partnership attributable to discontinued operations	1,205	18
Gain on sale of real estate assets	(10,305)	—
Decrease (increase) in inventory	2,815	(4,972)
Net change in operating assets and liabilities	(515)	1,678

Net cash provided by operating activities	12,509	11,311

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	16,055	—
Purchase of real estate	—	(43,480)
Additions to real estate, including development	(13,139)	(29,662)
Capitalized interest	(6,718)	(5,421)
Capital replacements	(987)	(1,505)
Additions to fixed assets other than real estate classified as other assets	(285)	(1,316)
Notes receivable advances	(102)	(533)
Proceeds from notes receivable	366	208

Net cash used in investing activities	(4,810)	(81,709)

CASH FLOWS FROM FINANCING ACTIVITIES
(Principal payments on) proceeds from secured short-term financing	(1,096)	24,114
Proceeds from secured long-term notes payable borrowings	15,330	56,299
Principal payments on secured long-term notes payable for real estate assets sold	(7,950)	—
Principal payments on secured long-term notes payable	(2,178)	(2,300)
Payments of deferred financing costs	(113)	(1,546)
Payments to escrow funds	(261)	(322)
Collections of escrowed funds	117	187
Proceeds from stock options exercised	897	561
Repurchase of common stock	(4,223)	—
Payments of common stock dividends	(5,978)	(5,881)
Payments of preferred stock dividends	(1,453)	(1,453)
Payments of OP Unit distributions	(748)	(745)

Net cash (used in) provided by financing activities	(7,656)	68,914

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43	(1,484)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	253	1,795

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$296	$311

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

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

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid, if any, to holders of ANL’s common stock. After holding OP Units for one year, limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of ANL’s common stock in lieu of cash. At September 30, 2007, the Operating Partnership had approximately 993,000 OP Units outstanding, excluding those owned by ANL, and ANL owned 89% of the Operating Partnership.

As of September 30, 2007, based on total home sites, 72% of the Company’s portfolio of residential land lease communities is located in Florida, 24% in Arizona and 4% in Alabama.

B.	Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Interest incurred relating to the development of communities is capitalized during the development period. The Company’s strategy is to master plan, develop and build substantially all of the home sites in its communities. Accordingly, substantially all projects excluding finished lots where the home is available for occupancy are undergoing development. The Company capitalized interest of approximately $2,295,000 and $2,001,000 for the three months ended September 30, 2007 and 2006, respectively, and $6,718,000 and $5,421,000 for the nine months ended September 30, 2007 and 2006, respectively.

If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. There were no impairment losses of real estate recognized during the nine months ended September 30, 2007 and 2006.

Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 5 to 50 years for buildings and 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Inventory

The Company, through a taxable subsidiary corporation, maintains an inventory of manufactured homes situated within its residential land lease communities. Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required that could have a significant impact on the Company’s results of operations and cash flows. As of September 30, 2007, $8,173,000 of the Company’s total inventory investment of $20,012,000 was older than one year. The Company recorded charges of approximately $135,000 and $87,000 for the three months ended September 30, 2007 and 2006, respectively, and $335,000 and $308,000 for the nine months ended September 30, 2007 and 2006, respectively, to adjust inventory carrying amounts to market value.

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

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. Advertising expenses were $453,000 and $442,000 for the three months ended September 30, 2007 and 2006, respectively, and $1,587,000 and $1,811,000 for the nine months ended September 30, 2007 and 2006, respectively, and are included within golf course operating expenses and selling and marketing expenses in the consolidated statements of income.

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

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 212,000 and 301,000 shares for the three months ended September 30, 2007 and 2006, respectively, and 288,000 and 362,000 shares for the nine months ended September 30, 2007 and 2006, respectively. Unvested stock options totaling 424,000 and 10,000 shares for the three months ended September 30, 2007 and 2006, respectively, and 384,000 and 0 shares for the nine months ended September 30, 2007 and 2006, respectively, were excluded from diluted earnings as their effect was anti-dilutive.

Stock-based Compensation

Stock-based compensation is reported in selling and marketing expenses, and general and administrative expenses. The Company recorded stock-based compensation expense of $327,000 and $329,000 for the three months ended September 30, 2007 and 2006, respectively, and $953,000 and $971,000 for the nine months ended September 30, 2007 and 2006, respectively. The Company used the Black-Scholes-Merton formula to estimate the fair value of stock options and used the closing stock price at date of grant for time-based restricted stock for the nine months ended September 30, 2007 and 2006. In 2007, the Company changed its valuation model for its market-based restricted stock from a barrier option model to a Monte Carlo model. The Company reviewed various models in 2007 and determined that the output derived from the Monte Carlo model is more reflective of the economic substance of the Company’s market-based restricted award. The change in valuation model to estimate the fair value of the market-based awards did not have a material effect on the consolidated financial statements for the three and nine months ended September 30, 2007.

Treasury Stock

On October 17, 2000, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding common stock. The timing of stock purchases is at the discretion of management. During the nine months ended September 30, 2007 and 2006, the Company repurchased 190,000 and 0 shares of outstanding common stock, respectively. The Company has repurchased approximately 767,000 shares as of September 30, 2007, pursuant to this authorization.

Depreciation of Personal Property

Depreciation of personal property is reported in property operating expenses, selling and marketing expenses, or general and administrative expenses, based upon the use of the associated asset. The Company recorded depreciation expense related to personal property of $113,000 and $133,000 for the three months ended September 30, 2007 and 2006, respectively, and $352,000 and $385,000, for the nine months ended September 30, 2007 and 2006, respectively. Depreciation is computed using the straight-line method over an estimated useful life of 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Statements of Cash Flows

The Company considers cash maintained in bank accounts, money market funds and highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Non-cash investing and financing activities for the nine month period ended September 30, 2007 and 2006 were as follows:

	2007	2006
Issuance of common stock for:
Services by directors	$194,000	$140,000
Acquisition of an age-restricted residential land lease community	—	$1,000,000
Real estate acquired:
By assumption of below market leases	—	$2,774,000

Fair Value of Financial Instruments

The aggregate fair value of cash and cash equivalents, receivables, payables and secured short-term financing as of September 30, 2007 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of variable rate secured long-term notes payable approximates their carrying value. For the Company’s fixed rate secured long-term notes payable, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the calculated estimates of fair value cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of the Company’s secured long-term notes payable was $241,036,000 and $234,625,000 at September 30, 2007 and December 31, 2006, respectively, as compared to the carrying value of $240,769,000 and $227,617,000 at September 30, 2007 and December 31, 2006, respectively.

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

D.	Real Estate

Real estate at September 30, 2007 and December 31, 2006 is as follows (in thousands):

	September 30, 2007	December 31, 2006
Land	$92,633	$88,341
Land improvements and buildings	332,703	316,645

	425,336	404,986
Less accumulated depreciation	(30,735)	(27,591)

Real estate, net	$394,601	$377,395

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

E.	Secured Long-Term Notes Payable

The following table summarizes the Company’s secured long-term notes payable (in thousands):

	September 30, 2007	December 31, 2006

Fixed rate, ranging from 7.86% to 8.20%, fully amortizing, non-recourse notes maturing at various dates from 2015 through 2020	$10,056	$10,467
Fixed rate, ranging from 5.48% to 7.75%, partially amortizing, non-recourse notes maturing at various dates from 2007 through 2021	208,607	205,794
Variable rate, at the three-month LIBOR rate plus 115 to 175 basis points, non-recourse notes maturing at various dates from 2011 through 2012.	22,106	11,356

	$240,769	$227,617

F.	Secured Short-Term Financing

The Company has a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at a variable rate ranging from 150 to 175 points over the one-month LIBOR rate (7.25% at September 30, 2007 and 7.0% at December 31, 2006). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco County, Florida and Maricopa County, Arizona with a net book value of $35,947,000. The revolving line of credit matures in May 2009. At September 30, 2007, $5,626,000 was outstanding and $10,374,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. Based on the application of the borrowing base calculation, as of September 30, 2007, $9,843,000 was available to the Company. The line of credit also includes certain financial covenants that require the Company to maintain a ratio of cash flow (as defined by the lender) to fixed charge obligations (as defined by the lender) of not less than .85 to 1.0 during fiscal year 2007, and 1.0 to 1.0 during fiscal year 2008; to maintain an adjusted tangible net worth (as defined by the lender) of $150,000,000 and to maintain a debt to adjusted tangible net worth ratio of not more than 1.75 to 1.0, among others. The Company believes it was in compliance with all financial covenant requirements under this revolving line of credit at September 30, 2007.

The Company has a floor plan line of credit with a floor plan lender providing a committed credit facility of $35,000,000 with a variable interest rate linked to the lender’s prime rate plus 25 basis points (8.50% at September 30, 2007 and December 31, 2006). Individual advances mature between 360 days and 720 days based on the aging of the Company’s inventory. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $17,862,000. At September 30, 2007, approximately $13,337,000 was outstanding, of which $1,334,000 was recourse to the Company, and approximately $21,663,000 was available under the floor plan credit facility. The financial covenants of the floor plan line of credit require the Company to maintain a tangible net worth of $90,000,000, to maintain a cash flow ratio of 1.25 to 1.0 and to maintain a debt to net worth ratio of not more than 2.0 to 1.0, among others. The floor plan lender’s commitment to fund future inventory purchases expires in September 2009. The Company believes it was in compliance with all financial covenant requirements under this floor plan facility at September 30, 2007, with the exception of the cash flow ratio. The Company obtained a waiver with regard to the cash flow ratio and our floor plan lender modified the cash flow ratio to 1.1 to 1.0 for the remainder of the commitment.

G.	Commitments and Contingencies

Commitments

In the ordinary course of business, the Company has entered into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of residential land lease communities. The unpaid balance of these contracts remaining at September 30, 2007 is approximately $4,761,000.

As of September 30, 2007, the Company’s outstanding purchase obligations with manufacturers of homes to be constructed in the Company’s communities totaled $1,578,000.

The Company issued a construction loan to a development company in Arizona. The maximum aggregate amount of advances available under the construction loan is $8,080,000. The proceeds of the loan are to be used exclusively to develop a community for the Company in Mesa, Arizona. A related party has provided the remainder of the funding ($4,000,000). This funding source is junior and subordinate to the construction loan. In addition, a principal of the development company has provided a personal guarantee for $2,000,000. The development company is considered to be a variable interest entity. However, the Company is not the primary beneficiary. Therefore, the Company has not consolidated the development company for which it has extended the construction loan. The Company’s total outstanding loan balance exposed to loss as a result of its involvement with the variable interest entity is $0 as of September 30, 2007.

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

The Company has two reportable segments: rental property (ownership of land leases, land development, investment acquisition and disposition) and home sales (sale of homes, both new and used, to be sited on land owned by the Company). The rental property segment consists of residential land lease communities that generate rental and other property related income through the leasing of land to residents that are unrelated to the Company. The home sales segment sells manufactured homes to customers that are unrelated to the Company. The homes sold by the home sales segment are situated on land within the Company’s portfolio of rental property. The customers of the home sales business become residents of the Company’s rental property segment coincident with the sale of a home, at which time the customer enters into a lease with the rental property segment. No revenues are generated from transactions with other segments and no single resident or customer contributed 10% or more of total revenues during the three and nine months ended September 30, 2007 and 2006.

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

The revenues, net income (loss), and assets for each of the reportable segments are summarized in the following tables for the three and nine months ended September 30, 2007 and September 30, 2006 (in thousands).

	Three months ended September 30, 2007
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$9,554	$7,222	$—	$16,776

Home sales contribution margin	—	(202)	—	(202)
Rental property income before depreciation expense	6,121	—	—	6,121
Depreciation expense	(1,239)	—	—	(1,239)
General and administrative expenses	(633)	(472)	—	(1,105)
Interest expense	—	—	(2,197)	(2,197)
Interest and other income	—	—	7	7
Income from discontinued operations	9,154	—	—	9,154
Minority interest in earnings	—	—	(164)	(164)

Net income (loss)	$13,403	$(674)	$(2,354)	$10,375

Assets	$399,951	$29,319	$1,001	$430,271

Capital additions to:
Real estate	$3,643	$—	$—	$3,643
Capital replacements – real estate	176	—	—	176
Capital replacements – other assets	84	—	—	84
Other assets	16	14	9	39

Total	$3,919	$14	$9	$3,942

	Three months ended September 30, 2006
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$8,905	$12,242	$—	$21,147

Home sales contribution margin	—	1,389	—	1,389
Rental property income before depreciation expense	5,595	—	—	5,595
Depreciation expense	(1,110)	—	—	(1,110)
General and administrative expenses	(442)	(611)	(2)	(1,055)
Interest expense	—	—	(2,082)	(2,082)
Interest and other income	—	—	34	34
Income from discontinued operations	116	—	—	116
Minority interest in earnings	—	—	(320)	(320)

Net income (loss)	$4,159	$778	$(2,370)	$2,567

Assets	$381,196	$33,320	$2,437	$416,953

Capital additions to:
Real estate	$42,629	$—	$—	$42,629
Capital replacements – real estate	235	—	—	235
Capital replacements – other assets	220	—	—	220
Other assets	516	492	52	1,060

Total	$43,600	$492	$52	$44,144

	Nine months ended September 30, 2007
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$28,873	$22,935	$—	$51,808

Home sales contribution margin	—	(546)	—	(546)
Rental property income before depreciation expense	18,448	—	—	18,448
Depreciation expense	(3,671)	—	—	(3,671)
General and administrative expenses	(1,704)	(1,348)	(10)	(3,062)
Interest expense	—	—	(6,448)	(6,448)
Interest and other income	—	—	185	185
Income from discontinue operations	9,306			9,306
Minority interest in earnings	—	—	(563)	(563)

Net income (loss)	$22,379	$(1,894)	$(6,836)	$13,649

Assets	$399,951	$29,319	$1,001	$430,271

Capital additions to:
Real estate	$19,835	$—	$—	$19,835
Capital replacements – real estate	664	—	—	664
Capital replacements – other assets	323	—	—	323
Other assets	151	119	15	285

Total	$20,973	$119	$15	$21,107

	Nine months ended September 30, 2006
	Rental Property	Home Sales	Corporate, Interest and Other	Total
Revenues	$25,591	$38,113	$—	$63,704

Home sales contribution margin	—	4,590	—	4,590
Rental property income before depreciation expense	15,839	—	—	15,839
Depreciation expense	(3,073)	—	—	(3,073)
General and administrative expenses	(1,177)	(1,756)	(8)	(2,941)
Interest expense	—	—	(5,262)	(5,262)
Interest and other income	—	—	178	178
Income from discontinued operations	324	—	—	324
Minority interest in earnings	—	—	(1,090)	(1,090)

Net income (loss)	$11,913	$2,834	$(6,182)	$8,565

Assets	$381,196	$33,320	$2,437	$416,953

Capital additions to:
Real estate	$82,314	$—	$—	$82,314
Capital replacements – real estate	1,196	—	—	1,196
Capital replacements – other assets	309	—	—	309
Other assets	711	540	96	1,347

Total	$84,530	$540	$96	$85,166

I.	Stock and Dividends

Dividends

ANL’s common stock and preferred stock dividends are set quarterly by ANL’s Board of Directors and are subject to change or elimination at any time. ANL paid quarterly dividends on common stock of $0.25 per share totaling $1,984,000 and $1,949,000 for the three months ended September 30, 2007 and 2006, respectively, and $5,978,000 and $5,881,000 for the nine months ended September 30, 2007 and 2006, respectively. ANL paid quarterly dividends on preferred stock of $0.48 per share totaling $484,000 and $485,000 for the three months ended September 30, 2007 and 2006, respectively, and $1,453,000 and $1,453,000 for the nine months ended September 30, 2007 and 2006, respectively.

The Company deducts cumulative paid and unpaid preferred stock dividends from net income to arrive at net income available to common stockholders. The Company deducted $484,000 and $485,000 for the three months ended September 30, 2007 and 2006, respectively, and $1,453,000 and $1,453,000 for the nine months ended September 30, 2007 and 2006, respectively, related to cumulative paid and unpaid preferred stock dividends.

J.	Stock-based Compensation

The Company’s Plan provides for the issuance of up to 3,000,000 shares of common stock in the form of qualified and non-qualified stock options, stock appreciation rights, limited stock appreciation rights, restricted stock and deferred stock to its directors, officers, employees and consultants. As of September 30, 2007, the Company has granted awards of stock options and restricted stock under the Plan. As of September 30, 2007, there was approximately $2,146,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.8 years. This expected cost does not include the impact of any future stock-based compensation awards.

Stock Options

For the nine months ended September 30, 2007 and 2006, the Company issued approximately 148,000 and 236,000 options, respectively. The Company elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula and for the nine months ended September 30, 2007 and 2006, the estimated weighted-average grant-date fair value of options granted was $3.68 and $2.84 per option, respectively.

Restricted Stock

The Company issued approximately 9,000 and 18,500 shares as time-based awards of restricted stock to members of management for the nine months ended September 30, 2007 and 2006, respectively. The time-based awards of restricted stock were issued at the fair value of ANL’s common stock on the date of issuance. For the nine months ended September 30, 2007 and 2006, the weighted average per share fair value of the time-based restricted stock awarded was $27.65 and $24.80, respectively. The fair value of such restricted stock is amortized to compensation expense over the vesting period.

The Company issued 65,000 and 91,500 shares as market-based awards of restricted stock to members of management during the nine months ended September 30, 2007 and 2006, respectively. In 2007, the Company changed its valuation model for its market-based restricted stock from a barrier option model to a Monte Carlo model. The Company reviewed various models in 2007 and determined that the output derived from the Monte Carlo model is more reflective of the economic substance of the Company’s market-based restricted award. For the nine months ended September 30, 2007 and 2006, the weighted average per share fair values of the market-based restricted stock was $7.38 and $8.09, respectively. In the event the market-based performance objectives are not attained, the market-based awards of restricted stock are forfeited, but the dividends paid are not forfeited.

The fair value of the market-based awards of restricted stock is amortized to compensation expense over the requisite service period. The requisite service period for market-based restricted stock awards granted during the nine months ended September 30, 2007 and 2006 was three years for both grants. The principal terms of the market-based awards of restricted stock, also known as high performance shares (“HPS Shares”), are more fully described below.

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

In accordance with SFAS 144, the Company reports as discontinued operations as real estate assets held for sale and real estate assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the consolidated statements of income under the heading “DISCONTINUED OPERATIONS.”

During the nine months ended September 30, 2007, the Company sold an age-restricted community located in Florida with 261 home sites. The results of operations of this community before the sale and the related $10,305,000 gain on sale are included in discontinued operations for the three and nine months ended September 30, 2007 and 2006, respectively.

During the year ended December 31, 2006, the Company sold an age-restricted community located in New Jersey with 90 home sites. The results of operations of this community are included in discontinued operations for the three and nine months ended September 30, 2006.

The following is a summary of the components of income from discontinued operations for the three and nine months ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Discontinued property operations:
Rental and other property revenues	$212	$507	$978	$1,472
Property operating expenses	(72)	(149)	(348)	(473)
Interest expense	(90)	(182)	(360)	(504)
Depreciation expense	(16)	(44)	(64)	(128)

Income from discontinued operations before gain on disposition and minority interest	34	132	206	367
Gain on sale of discontinued operations	10,305	—	10,305	—

Income from discontinued operations before minority interest	10,339	132	10,511	367

Minority interest expense attributed to discontinued operations	(1,185)	(16)	(1,205)	(43)

Income from discontinued operations, net of minority interest	$9,154	$116	$9,306	$324

As of September 30, 2007, the Company did not have any assets classified as held for sale.

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

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s federal and state income tax returns for the year ended December 31, 2003, and subsequent years are currently subject to examination by the Internal Revenue Service or other taxing authorities. As a result of the implementation of FIN 48, the Company did not recognize a liability for unrecognized tax benefits.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating SFAS 157 and has not yet determined the impact the adoption will have on our consolidated financial statements, but it is not expected to be significant.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which was effective for the fiscal year ended December 31, 2007. This statement amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125 (“SFAS 140”), regarding (1) the circumstances under which a servicing asset or servicing liability must be recognized, (2) the initial and subsequent measurement of recognized servicing assets and liabilities, and (3) information required to be disclosed relating to servicing assets and liabilities. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155, which was effective for the fiscal year ended December 31, 2007. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

N.	Subsequent Events

ANL’s common stock dividend is set quarterly and is subject to change or elimination at any time. On October 30, 2007, the Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock for the quarter ended September 30, 2007, payable on November 30, 2007 to stockholders of record on November 16, 2007.

ANL’s preferred stock dividend is set quarterly and is subject to change or elimination at any time. On October 30, 2007, the Board of Directors declared a cash dividend of $0.48 per share of Series A Preferred Stock for the quarter ended September 30, 2007, payable on November 30, 2007 to stockholders of record on November 16, 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this report and our other filings with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as well as information communicated orally or in writing between the dates of these SEC filings, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include projections relating to our results of operations, cash flow, dividends, anticipated returns on real estate investments and opportunities to acquire additional communities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of home sites; competition; the availability of real estate assets at prices which meet our investment criteria; our ability to reduce expense levels, implement rent increases, use leverage and other risks set forth in our SEC filings. In addition, our current and continuing qualification as a real estate investment trust (“REIT”) involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in the documents we file from time to time with the SEC. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

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

The most significant capitalized cost is interest. We capitalize interest when the following three conditions are present: (i) expenditures for the asset have been made, (ii) activities necessary to get the asset ready for its intended use are in progress and (iii) interest cost is being incurred. Our determination of the activities in progress for a development property is subject to professional judgment. The most significant judgment is the determination to capitalize interest relating to the ownership of land being developed as new home sites. In many cases, the development of such land is expected to take place over several years and in multiple phases. In such instances, it is our conclusion that the entirety of each parcel is under development and is a qualifying asset. Accordingly, interest is capitalized with respect to the entire parcel until such time as all development activities cease or the individual home site is ready for its intended use. We capitalized interest of $2,295,000 and $2,001,000 for the three months ended September 30, 2007 and 2006, respectively, and $6,718,000 and $5,421,000 for the nine months ended September 30, 2007 and 2006, respectively. We regularly review the amount of capitalized costs in conjunction with our review of impairment of long-lived assets. Based on the level of development activity for the period ended September 30, 2007, if our development activities decreased such that 10% of our assets qualifying for capitalization of interest are no longer qualified, the amount of capitalized interest would have been reduced by $230,000. Reducing capitalized interest would increase interest expense, resulting in lower net income, which would be offset in future periods by lower depreciation expense.

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

Fair Value of Financial Instruments

The aggregate fair value of our cash and cash equivalents, receivables, payables and short-term secured debt as of September 30, 2007 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of our variable rate secured long-term debt approximates carrying value. For the fixed rate secured long-term debt, fair values have been based upon estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of our secured long-term notes payable was $241,036,000 and $234,625,000 at September 30, 2007 and December 31, 2006, respectively, as compared to the carrying value of $240,769,000 and $227,617,000 at September 30, 2007 and December 31, 2006, respectively.

Rental Property Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 5 to 50 years for buildings and 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers compared to inventory we own, inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results. On a quarterly basis, we review each home in inventory that is older than one year and evaluate our carrying amount versus recent offers, comparable sales, and our asking price in order to derive an estimate of its market value. In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales in the current period. As of September 30, 2007, $8,173,000 of our total inventory of $20,012,000 was older than one year. We recorded charges of approximately $135,000 and $87,000 for the three months ended September 30, 2007 and 2006, respectively, and $335,000 and $308,000 for the nine months ended September 30, 2007 and 2006, respectively, to adjust inventory carrying amounts to market value. If our estimate of fair market value was overstated by 10%, we would record an additional write down to fair market value, less a normalized margin, of $647,000 based upon the carrying value of inventory as of September 30, 2007.

Stock-based Compensation

Stock-based compensation expense is recorded at the fair value of awards at the date of issuance over the requisite service period. The determination of fair value of market-based restricted stock and stock options requires the application of complex financial models and assumptions. The fair value assigned to awards at the date of issuance determines the amount of compensation expense that will be recognized over the vesting period for the award. There are alternative valuation models that may result in a valuation for awards that differs from our assessment of fair value. The application of alternative models or different valuation assumptions within the models we use will result in a fair value that is greater than or less than the fair value we assign to awards. To the extent that the alternative fair value is greater than the fair value we assign to awards, compensation expense over the vesting term of the award would increase resulting in lower net income. In 2007, we changed our valuation model for our market-based restricted stock from a barrier option model to a Monte Carlo model. We reviewed various models in 2007 and determined that the output derived from the Monte Carlo model is more reflective of the economic substance of our market-based restricted award. The change in estimate of fair value of the market-based awards did not have a material effect on the consolidated financial statements for the three and nine months ended September 30, 2007. In addition, management must estimate the number of shares and options that will be forfeited by employees before the vesting requirements are met. We base our estimate of forfeitures on the historical forfeiture rate realized on prior awards. We revise our estimate on an ongoing basis to reflect actual forfeitures.

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

Recent Accounting Pronouncement

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS 109 (“FIN 48”). FIN 48 provides interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements for the nine months ended September 30, 2007.

Portfolio Summary

	Operational Home sites	Developed Home sites	Undeveloped Home sites	RV Sites	Total
As of December 31, 2006	8,044	1,192	1,566	129	10,931
Properties developed	—	375	(375)	—	—
New lots purchased / (Sold)	(261)	5	—	—	(256)

New leases originated	163	(163)	—	—	—
Adjust for site plan changes	2	(4)	—	—	(2)

As of September 30, 2007	7,948	1,405	1,191	129	10,673

As of September 30, 2007, 7,722 of these operational home sites were occupied.

Occupancy Roll Forward

	Occupied Home sites	Operational Home sites	Occupancy
As of December 31, 2006	7,833	8,044	97.4%
New home sales	171	162
Used home sales	8	2
Used homes acquired	(14)	—
Lots acquired (sold)	(255)	(261)
Homes constructed by others	4	1
Homes removed from previously leased sites	(25)	—

As of September 30, 2007	7,722	7,948	97.2%

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

For the three and nine months ended September 30, 2007 and 2006, our FFO was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income available to common stockholders(1)	$9,891	$2,082	$12,196	$7,112
Adjustments:

Cumulative preferred stock dividends	484	485	1,453	1,453
Minority interest in operating partnership	164	320	563	1,090
Real estate depreciation	1,239	1,110	3,671	3,073
Gain on sale of real estate	(10,305)		(10,305)
Discontinued operations:
Real estate depreciation, net of minority interest	16	44	64	128
Minority interest in operating partnership attributed to discontinued operations	1,185	16	1,205	43

FFO	2,674	4,057	8,847	12,899
Cumulative preferred stock dividends	(484)	(485)	(1,453)	(1,453)

FFO available to common stockholders	$2,190	$3,572	$7,394	$11,446

Weighted average common shares, common shares equivalents and OP Units outstanding	8,864	8,800	8,945	8,831

(1)	Represents the numerator for earnings per common share calculated in accordance with GAAP

For the nine months ended September 30, 2007 and 2006, net cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$12,509	$11,311
Net cash used in investing activities	$(4,810)	$(81,709)
Net cash (used in) provided by financing activities	$(7,656)	$68,914

RESULTS OF OPERATIONS FOR THE

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

Executive Overview

We are in the business of owning and leasing residential land. Our current business focuses on the ownership of land and generation of these leases primarily within adult or retirement (55+) communities (94% of our total home sites at September 30, 2007); we focus on these communities for the following reasons:

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

The current state of the housing market presents challenges in our new home sales business. A number of the factors which have caused this imbalance are a result of events and actions that are outside of our control. A great number of our home buyers are dependent on the sale of their current home to purchase a home in an ANL community – the lack of liquidity and lowered pricing in the current home sales market has created an imbalance and sense of uncertainty in the home sales market. This has caused our home buyer to be slower in their decision making process and more conservative in the buying process. We are unable to predict when the supply and demand for housing will move toward a more balanced condition. As a result, we have made cost reductions in our new home sales business and have adjusted our inventory in light of lower actual and projected sales volumes. Continued erosion of supply and demand fundamentals may result in further cost reductions and inventory adjustments until such time as fundamentals improve.

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

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

Rental Property Operations

Rental and other property revenues from our owned properties totaled $9,389,000 for the three months ended September 30, 2007 compared to $8,751,000 for the three months ended September 30, 2006, an increase of $638,000 or 7.3%. The increase in property operating revenue was a result of:

•	$502,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$147,000 increase in rental income revenues from newly acquired communities during 2006,

•	$79,000 increase in the pass on of utilities allocations to tenants correlated with a increase in certain expenses and a

•	$11,000 increase in rents for recreational vehicle sites and other miscellaneous income, all offset by a

•	$101,000 decrease in the pass on of property tax allocations to tenants.

Golf course operating revenues totaled $165,000 for the three months ended September 30, 2007 compared to $154,000 for the three months ended September 30, 2006, an increase of $11,000 or 7.1%. Golf revenues increased at all three communities with adjacent golf courses as a result of increased green and membership fees.

Property operating expenses from our owned properties totaled $3,092,000 for the three months ended September 30, 2007 compared to $3,014,000 for the same period in 2006, an increase of $78,000 or 2.6%. The increase in property operating expenses was a result of:

•	$68,000 increase in property-level expense related to repairs and maintenance,

•	$58,000 increase in utility expense partially correlated with an increase in billings to tenants reported as rental and other property revenue,

•	$32,000 increase as a result of newly acquired communities,

•	$32,000 increase in property insurance, and a

•	$29,000 increase in salaries, wages, and benefits, all offset by a

•	$101,000 decrease related to real estate taxes,

•	$23,000 decrease in professional fees and other miscellaneous expenses, and a

•	$17,000 decrease in property operating overhead.

Golf course operating expenses totaled $341,000 for the three months ended September 30, 2007 compared to $296,000 for the three months ended September 30, 2006, an increase of $45,000 or 15.2%. The increase was a result of increased personnel and grounds keeping costs at one of our communities.

Depreciation expense was $1,239,000 during the three months ended September 30, 2007 compared to $1,110,000 during the same period in 2006. The increase was a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites and the acquisition of one community in third quarter 2006.

Same store property revenues, a non-GAAP financial measure, for the three months ended September 30, 2007 increased by 6.6% from the three months ended September 30, 2006, consisting of a 3.4% increase from same site rental revenues, a 3.1% increase from absorption rental site revenues and a 0.1% increase from golf revenues. Expenses related to those revenues increased 2.0% over that same period consisting of a 0.2% increase in same site rental expenses, a 0.2% increase from absorption rental site expenses and a 1.6% increase in golf expenses. Same store property net operating income, a non-GAAP financial measure, increased 8.8% for the three months ended September 30, 2007. Our same store base included 95.1% of our property operating revenues for the three months ended September 30, 2007.

We believe that the same store information provides the users of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the three months ended September 30, 2007 and 2006, determined in accordance with U.S. generally accepted accounting principles, is reflected in the following table (in thousands):

		Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues		$8,453	$8,166	$287	3.5%	3.4%
Absorption rental revenues		466	201	265	131.8%	3.1%
Same store golf revenues		165	154	11	7.1%	0.1%

Same store revenues	A	9,084	8,521	563	6.6%	6.6%

Newly acquired property revenues		521	384	137	35.7%
Intercompany revenues		(51)	—	(51)	(100.0)%

Total property revenues	C	$9,554	$8,905	$649	7.3%

Same site rental expenses		$2,500	$2,494	$6	0.2%	0.2%
Absorption rental expenses		6	—	6	100.0%	0.2%
Same store golf expenses		341	296	45	15.2%	1.6%

Same store expenses	B	2,847	2,790	57	2.0%	2.0%

Newly acquired property expenses		134	96	38	39.6%
Expenses related to offsite management(2)		452	424	28	6.6%

Total property operating expenses	D	$3,433	$3,310	$123	3.7%

Same store net operating income	A-B	$6,237	$5,731	$506	8.8%

Total net operating income	C-D	$6,121	$5,595	$526	9.4%

(1)

Computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2006 period. For example, same store rental revenue increase of $287 as compared to the total same store revenues in 2006 of $8,521 is a 3.4% increase ($287 / $8,521 = 3.4%).

(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Operations

Revenues for the home sales business totaled $7,162,000 for the three months ended September 30, 2007 as compared to $12,197,000 for the three months ended September 30, 2006. The decrease in revenues compared to the same period in the prior year was primarily due to decreased sales at twelve of our expansion communities. The average selling price of new homes closed was $137,000 and $129,000, respectively, for the three months ended September 30, 2007 and 2006, an increase of 6.2%. Homes sold totaled 51 for the three months ended September 30, 2007 compared to 92 homes for the three months ended September 30, 2006, a decrease of 44.6%.

A summary of our home sales activities for the three months ended September 30, 2007 and 2006 is highlighted in the following table:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Unit Change	Percent Change
New home closings-Same Store	50	89	(39)	(43.8)%
New home closings-Acquisitions	1	3	(2)	(66.7)%

Total new home closings	51	92	(41)	(44.6)%

New home contracts-Same Store(1)	42	78	(36)	(46.2)%
New home contracts-Acquisition(1)	2	3	(1)	(33.3)%

Total new home contracts(1)	44	81	(37)	(45.7)%

Home resales	4	2	2	10	0%

Brokered home sales	22	20	2	1	0%

New home contract backlog-Same Store(2)	30	51	(21)	(41.	2)%
New home contract backlog-Acquisitions(2)	2	—	2	10	0%

Total new home contract backlog(2)	32	51	(19)	(37.	3)%

(1)	New contracts are reported net of cancellations.
(2)	Balance as of September 30, 2007 and 2006, respectively.

Total cost of sales for the three months ended September 30, 2007 was $5,055,000 compared to $8,244,000 for the three months ended September 30, 2006. Resulting margin decreases are attributable to a decrease in manufacturer rebates associated with lower purchasing and increases in costs of homes purchased. Selling and marketing expenses for the three months ended September 30, 2007 decreased $241,000 from the three months ended September 30, 2006 as a result of lower commission expense associated with lower sales volumes and decreased marketing costs.

We reported a loss from the home sales business of $202,000 for the three months ended September 30, 2007 as compared to income of $1,389,000 for the three months ended September 30, 2006.

General and Administrative Expenses

Our general and administrative expenses were $1,105,000 for the three months ended September 30, 2007 and $1,055,000 for the three months ended September 30, 2006. The $50,000 increase in expense was a result of:

•	$38,000 increase in directors’ fees and travel as a result of adding a new member to the Board and increased fees paid to existing Board members, and a

•	$41,000 increase in various other costs, all offset by a

•	$25,000 decrease in regulatory compliance and public company reporting costs, and a

•	$4,000 decrease in compensation related to restricted stock and stock option awards.

Interest and Other Income

During the three months ended September 30, 2007 and 2006, interest and other income were $7,000 and $34,000, respectively. The decrease of $27,000 was a result of an increase in interest earned on bank accounts in 2006, which did not recur in 2007.

Interest Expense

During the three months ended September 30, 2007 and 2006, interest expense was $2,197,000 and $2,082,000, respectively, which was net of capitalized interest of $2,295,000 and $2,001,000, respectively. The increase was primarily a result of new debt secured by our communities used primarily to acquire three age-restricted communities and to fund development expenditures made in advance of home sales, rising interest rates on our variable-rate debt all offset by lower outstanding balances under our line of credit and floor plan facility, scheduled amortization of existing long-term debt, a decrease in the amount of variable rate debt carried by us, and additional capitalized interest as a result of purchasing three development communities and continued development of our existing communities.

Discontinued Operations

During the three months ended September 30, 2007, we sold a 261 home site community in Florida to a third party for an aggregate sales price of approximately $17,600,000. During the three months ended September 30, 2007 and 2006, income from discontinued operations, net of minority interest was $9,154,000 and $116,000, respectively. The increase was the result of recording a gain of approximately $10,305,000 on the sale of the community. The net proceeds were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes.

Cumulative Preferred Stock Dividends

During the three months ended September 30, 2007 and 2006, cumulative preferred stock dividends were $484,000 and $485,000, respectively.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

Rental Property Operations

Rental and other property revenues from our owned properties totaled $28,059,000 for the nine months ended September 30, 2007 compared to $24,754,000 for the nine months ended September 30, 2006, an increase of $3,305,000 or 13.4%. The increase in property operating revenue was a result of:

•	$1,607,000 increase in base rental income driven by increases in rental rates and the origination of leases from new home sites at our development properties,

•	$1,509,000 increase in revenues from newly acquired communities during 2006,

•	$186,000 increase in the pass on of utilities and property taxes to tenants correlated with the increase in utilities and property tax expenses, and a

•	$3,000 increase in other miscellaneous income.

Golf course operating revenues totaled $814,000 for the nine months ended September 30, 2007 compared to $837,000 for the nine months ended September 30, 2006, a decrease of $23,000 or 2.7%. Golf revenues decreased at two of three communities that have adjacent golf courses.

Property operating expenses from our owned properties totaled $9,392,000 for the nine months ended September 30, 2007 compared to $8,718,000 for the same period in 2006, an increase of $674,000 or 7.7%. The increase in property operating expenses was a result of:

•	$413,000 increase as a result of newly acquired communities,

•	$223,000 increase in utility expense partially correlated with an increase in billings to tenants reported as rental and other property revenue,

•	$155,000 increase in property-level expense related to repairs and maintenance,

•	$93,000 increase in property insurance, and a

•	$40,000 increase in salaries, wages, and benefits,

•	$14,000 increase in property operating overhead, all offset by a

•	$134,000 decrease related to real estate taxes,

•	$92,000 decrease in other costs, and a

•	$38,000 decrease in professional fees and other miscellaneous expenses.

Golf course operating expenses totaled $1,033,000 for the nine months ended September 30, 2007 compared to $1,034,000 for the nine months ended September 30, 2006, a decrease of $1,000 or 0.1%.

Depreciation expense was $3,671,000 during the nine months ended September 30, 2007 compared to $3,073,000 during the same period in 2006. The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites and the acquisition of three communities in 2006.

Same store property revenues, a non-GAAP financial measure, for the nine months ended September 30, 2007 increased by 6.7% from the nine months ended September 30, 2006, consisting of a 3.2% increase from same site rental revenues, a 3.6% increase from absorption rental site revenues and a 0.1% decrease from golf revenues. Expenses related to those revenues increased 3.0% over that same period consisting of a 1.5% increase in same site rental expenses and a 1.5% increase from absorption rental site expenses. Same store property net operating income, a non-GAAP financial measure, increased 8.5% for the nine months ended September 30, 2007. Our same store base included 91.0% of our property operating revenues for the nine months ended September 30, 2007.

We believe that the same store information provides the users of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the nine months ended September 30, 2007 and 2006, determined in accordance with U.S. generally accepted accounting principles, is reflected in the following table (in thousands):

		Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Change	% Change		Contribution to Same Store % Change(1)
Same site rental revenues		$24,218	$23,428	$790	3.	4%	3.	2%
Absorption rental revenues		1,231	355	876	246.	8%	3.	6%
Same store golf revenues		814	837	(23)	(2.	7)%	(0.	1)%

Same store revenues	A	26,263	24,620	1,643	6.	7%	6.	7%

Newly acquired property revenues		2,684	971	1,713	176.	4%
Intercompany revenues		(74)	—	(74)	(100.	0)%

Total property revenues	C	$28,873	$25,591	$3,282	12.	8%

Same site rental expenses		$7,164	$7,044	$120	1.	7%	1.	5%
Absorption rental expenses		120	—	120	100.	0%	1.	5%
Same store golf expenses		1,033	1,034	(1)	(0.	1)%	0.	0%

Same store expenses	B	8,317	8,078	239	3.	0%	3.	0%

Newly acquired property expenses		772	353	419	118.	7%
Expenses related to offsite management(2)		1,336	1,321	15	1.	1%

Total property operating expenses	D	$10,425	$9,752	$673	6.	9%

Same store net operating income	A-B	$17,946	$16,542	$1,404	8.	5%

Total net operating income	C-D	$18,448	$15,839	$2,609	16.	5%

(1)

Computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2006 period. For example, same store rental revenue increase of $790 as compared to the total same store revenues in 2006 of $24,620 is a 3.2% increase ($790 / $24,620 = 3.2%).

(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Operations

Revenues for the home sales business totaled $22,756,000 for the nine months ended September 30, 2007 as compared to $37,745,000 for the nine months ended September 30, 2006. The decrease in revenues compared to the same period in the prior year was primarily due to decreased sales at 13 of our expansion communities. The average selling price of new homes closed was $131,000 and $127,000, respectively for the nine months ended September 30, 2007 and 2006, an increase of 3.1%. Homes sold totaled 171 for the nine months ended September 30, 2007 compared to 291 homes for the nine months ended September 30, 2006, a decrease of 41.2%.

A summary of our home sales activities for the nine months ended September 30, 2007 and 2006 is highlighted in the following table:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Unit Change	Percent Change
New home closings-Same Store	151	265	(114)	(43.	0)%
New home closings-Acquisitions	20	26	(6)	(23.	1)%

Total new home closings	171	291	(120)	(41.	2)%
New home contracts-Same Store(1)	38	67	(29)	(43.	3)%
New home contracts-Acquisition(1)	6	14	(8)	(57.	1)%

Total new home contracts(1)	44	81	(37)	(45.	7)%
Home resales	8	5	3	60.	0%
Brokered home sales	71	136	(65)	(47.	8)%
New home contract backlog-Same Store(2)	30	36	(7)	(19.	4)%
New home contract backlog-Acquisitions(2)	2	15	(12)	(80.	0)%

Total new home contract backlog(2)	32	51	(19)	(37.	3)%

(1)	New contracts are reported net of cancellations.
(2)	Balance as of September 30, 2007 and 2006, respectively.

Total cost of sales for the nine months ended September 30, 2007 was $16,346,000 compared to $25,202,000 for the nine months ended September 30, 2006. Resulting margin decreases are attributable to a decrease in manufacturer rebates associated with lower purchasing and increases in costs of homes purchased. Selling and marketing expenses for the nine months ended September 30, 2007 decreased $1,083,000 from the nine months ended September 30, 2006 as a result of lower commission expense associated with lower sales volumes and decreased marketing costs.

We reported a loss from the home sales business of $546,000 for the nine months ended September 30, 2007 as compared to income of $4,590,000 for the nine months ended September 30, 2006.

General and Administrative Expenses

Our general and administrative expenses were $3,062,000 for the nine months ended September 30, 2007 and $2,941,000 for the nine months ended September 30, 2006. The $121,000 increase in expense was a result of:

•	$81,000 increase in compensation expense for dividends on non-vested restricted stock,

•	$74,000 increase in directors’ fees and travel as a result of adding a new member to the Board and increased fees paid to existing Board members,

•	$58,000 increase in various other costs, all offset by a

•	$42,000 decrease in compensation costs,

•	$34,000 decrease in regulatory compliance and public company reporting costs, and a

•	$16,000 decrease in compensation related to restricted stock and stock option awards,

Interest and Other Income

During the nine months ended September 30, 2007 and 2006, interest and other income were $185,000 and $178,000, respectively. The increase of $7,000 was a result of a one-time fee paid to us for delays caused by a prior owner of a community in first quarter 2007 offset by interest earned on bank accounts in 2006.

Interest Expense

During the nine months ended September 30, 2007 and 2006, interest expense was $6,448,000 and $5,262,000, respectively, which was net of capitalized interest of $6,718,000 and $5,421,000, respectively. The increase is primarily a result of new debt secured by our communities used primarily to acquire three age-restricted communities and to fund development expenditures made in advance of home sales, rising interest rates on our variable-rate debt coupled with higher outstanding balances under our line of credit and floor plan facility, all offset by scheduled amortization of existing long-term debt, a decrease in the amount of variable rate debt carried by us, and additional capitalized interest as a result of purchasing three development communities and continued development of our existing communities.

Discontinued Operations

During the nine months ended September 30, 2007, we sold a 261 home site community in Florida to a third party for an aggregate sales price of approximately $17,600,000. During the nine months ended September 30, 2007 and 2006, income from discontinued operations, net of minority interest was $9,306,000 and $324,000 respectively. The increase was the result of recording a gain of approximately $10,305,000 on the sale of the community. The net proceeds were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes.

Cumulative Preferred Stock Dividends

During the nine months ended September 30, 2007 and 2006, cumulative preferred stock dividends were $1,453,000 and $1,453,000, respectively.

Returns from Home Sales Business

We engage in the home sales business for four reasons:

1)	to lease expansion home sites within our portfolio, thereby increasing the profitability and value of our communities,

2)	to upgrade existing leased home sites with new and more valuable homes, thereby increasing the long-term value of the lease income stream,

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

Comparison of the Three Months Ended September 30, 2007 and 2006

The leases facilitated by the home sales business during the three months ended September 30, 2007 and 2006 are estimated to provide a first year return on investment of 7.2% and 13.4%, respectively. These returns are shown in the following table and are based upon unaudited projected information. This compares to our realized returns from earning sites of 7.8% for the year ended December 31, 2006. The decrease in return on expansion home sites is driven primarily by (i) the decreased profitability of our home sales business resulting from fewer home sales over which the fixed costs are allocated, (ii) increases in the per site cost of development as a result of larger lots to accommodate larger homes, (iii) increased lease incentives given in 2007 over 2006, and (iv) increases in the per site cost of development as a result of additional amenities. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our projected first year return from leases originated on expansion home sites for the three months ended September 30, 2007 and 2006 is shown in the following table (in thousands, except expansion sites leased):

		Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Expansion sites leased during the period		49	76

Estimated first year annualized profit on leases originated during the period	A	$179	$269

Average costs, including development costs of sites leased		$2,213	$3,371
Home sales (loss) income attributable to sites leased		(284)	1,370

Total average costs incurred to originate ground leases	B	$2,497	$2,001

Estimated first year returns from the leases originated on expansion home sites during the period	A/B	7.2%	13.4%

For the three months ended September 30, 2007 and 2006, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Reported (loss) income from sales operations	$(202)	$1,389
Brokerage business income	(36)	(18)
Used home sales	(46)	(1)

Adjusted (loss) income for projection analysis	$(284)	$1,370

We have changed the method of estimating costs attributable to newly leased sites. Beginning with the third quarter, we revised our estimate of home site costs with respect to indirect general community expenditures. Previously such indirect costs were allocated to remaining unleased lots; now such costs are allocated to all sites within the community. For example, the Company has constructed additional amenities such as an additional clubhouse at our Sunlake Community, which will benefit all sites in the community, whether leased or unleased. If calculated using the previous methodology, the estimated return would have been 4.6% instead of 7.2%.

Comparison of the Nine Months Ended September 30, 2007 and 2006

The leases facilitated by the home sales business during the nine months ended September 30, 2007 and 2006 are estimated to provide a first year return on investment of 6.8% and 14.5%, respectively. These returns are shown in the following table and are based upon unaudited projected information. This compares to our realized returns from earning sites of 7.8% for the year ended December 31, 2006. The decrease in return on expansion home sites is driven primarily by (i) the decreased profitability of our home sales business resulting from fewer home sales over which the fixed costs are allocated, (ii) increases in the per site cost of development as a result of larger lots to accommodate larger homes, (iii) increased lease incentives given in 2007 over 2006, and (iv) increases in the per site cost of development as a result of additional amenities. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our projected first year return from leases originated on expansion home sites for the nine months ended September 30, 2007 and 2006 is shown in the following table (in thousands, except expansion sites leased):

		Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Expansion sites leased during the period		162	244

Estimated first year annualized profit on leases originated during the period	A	$544	$906

Average costs, including development costs of sites leased		$7,203	$10,650
Home sales (loss) income attributable to sites leased		(751)	4,389

Total average costs incurred to originate ground leases	B	$7,954	$6,261

Estimated first year returns from the leases originated on expansion home sites during the period	A/B	6.8%	14.5%

For the nine months ended September 30, 2007 and 2006, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Reported (loss) income from sales operations	$(546)	$4,590
Brokerage business income	(101)	(183)
Used home sales	(104)	(18)

Adjusted (loss) income for projection analysis	$(751)	$4,389

We have changed the method of estimating costs attributable to newly leased sites. Beginning with the third quarter, we revised our estimate of home site costs with respect to indirect general community expenditures. Previously such indirect costs were allocated to remaining unleased lots; now such costs are allocated to all sites within the community. For example, the Company has constructed additional amenities such as an additional clubhouse at our Sunlake Community, which will benefit all sites in the community, whether leased or unleased. If calculated using the previous methodology, the estimated return would have been 4.6% instead of 6.8%.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had cash and cash equivalents of $296,000. Our principal activities that demand liquidity include our normal operating activities, development expenditures, payments of principal and interest on outstanding debt, acquisitions of and additional investments in properties, and payments of distributions to preferred and common stockholders and OP Unit holders. We expect to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units), the sales of properties and cash generated from operations.

In the event that there is an economic downturn and the cash provided by operating activities is reduced or if access to short term borrowing sources becomes restricted, we may be required to reduce or eliminate expenditures for the continued development of our communities and/or reduce or eliminate our preferred and common dividend.

We have a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at a variable rate ranging from 150 to 175 basis points over the one-month LIBOR rate (7.25% at September 30, 2007). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco Counties, Florida and Maricopa County, Arizona with a net book value of $35,947,000. The revolving line of credit matures in May 2009. At September 30, 2007, $5,626,000 was outstanding and $10,374,000 was not drawn under the revolving line of credit. The availability of funds to us under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. Based on the application of the borrowing base calculation, as of September 30, 2007, $9,843,000 was available to us. The line of credit also includes certain financial covenants that require us to maintain a ratio of cash flow (as defined by the lender) to fixed charge obligations (as defined by the lender) of not less than ..85 to 1.0 during fiscal year 2007, and 1.0 to 1.0 during fiscal year 2008; to maintain a tangible net worth (as defined by lender) of $150,000,000 and to maintain a debt to adjusted tangible net worth (as defined by lender) ratio of not more than 1.75 to 1.0, among others. We believe we were in compliance with all financial covenant requirements under this revolving line of credit at September 30, 2007.

We have a floor plan line of credit with a floor plan lender providing a committed credit facility of $35,000,000 with a variable interest rate of prime plus 25 basis points (8.50% at September 30, 2007). Individual advances mature between 360 days and 720 days based on the aging of our inventory of homes. The floor plan line of credit is partially recourse to us and at September 30, 2007, $1,334,000 of the outstanding balance under the floor plan was recourse to us. This floor plan line of credit is secured by inventory located in our residential land lease communities with a carrying value of approximately $17,862,000. The floor plan lender’s commitment to fund future inventory purchases expires in September 2009. At September 30, 2007, $13,337,000 was outstanding, and approximately $21,663,000 was available under the floor plan facility. The financial covenants of the floor plan line of credit require us to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of not more than 2.0 to 1.0, among others. We believe we were in compliance with all financial covenant requirements under this floor plan facility at September 30, 2007, with the exception of the cash flow ratio. We obtained a waiver with regard to the cash flow ratio and our floor plan lender modified the cash flow ratio to 1.1 to 1.0 for the remainder of the commitment.

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

Operating Activities

Our net cash provided by operating activities was $12.5 million during the nine months ended September 30, 2007 compared to $11.3 million during the same period in 2006. The $1.2 million increase was primarily the result of a:

•

$7.8 million decrease in cash used to fund inventory in 2007 as compared to the cash used to fund inventory increases in 2006. This decrease is a result of maintaining lower inventory levels in 2007 as compared to 2006, offset by a

•	$4.4 million decrease in earnings before depreciation, amortization, stock-based compensation, gain on sale of real estate and minority interest attributable to decreases in home sales income, and a

•	$2.2 million decrease in cash provided by operating assets and liabilities as a result changes in business volumes.

Investing Activities

During the nine months ended September 30, 2007, the net cash used in investing activities was $4.8 million, compared with $81.7 million net cash used during the same period in 2006. The $76.9 million decrease in net cash used for investing activities is primarily the result of:

•	$43.5 million decrease in expenditures related to the purchase of new development communities in 2006,

•	$16.1 million increase in proceeds from the sale of real estate,

•	$15.7 million decrease in expenditures for capital replacements, development and improvements in the 2007 period as compared to the 2006 period,

•	$1.0 million decrease in expenditures for fixed assets other than real estate classified as other assets, and a

•	$0.6 million increase in proceeds from notes receivable.

Financing Activities

Net cash used by financing activities was $7.7 million for the nine months ended September 30, 2007 compared with net cash provided during the same period in 2006 of $68.9 million.

The $76.6 million decrease in cash provided by financing activities is primarily the result of:

Decreases

•	$41.0 million decrease in proceeds from secured long-term financing,

•	$33.1 million increase in net proceeds from secured short-term financing, and a

•	$4.2 million decrease as a result of repurchasing common stock, all offset by a

Increases

•	$1.4 million decrease in payment of loan costs, and a

•	$0.3 million increase in proceeds from stock options exercised.

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

The Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding common stock. During the nine months ended September 30, 2007, the Company repurchased 190,000 shares of outstanding common stock and has repurchased a total of approximately 767,000 shares pursuant to this authorization. The Company has and will continue to evaluate this investment opportunity in the context of its primary financial objective to maximize long term, risk adjusted returns on investment for common stockholders.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk is changes in interest rates relating to our various debt instruments and borrowings. As compared to the nine months ended September 30, 2006, our exposure to changes in interest rates at September 30, 2007 for repricing and refunding as to unpaid principal balances (i) increased from $142.2 million to $195.0 million for partially amortizing long-term notes payable; (ii)

Increased from $11.4 million to $22.1 million for variable rate long-term notes payable; (iii) decreased from $23.8 million to $13.3 million for variable rate secured floor plan facility; and (iv) decreased to $5.6 million for variable rate secured short term mortgage financing. The following is a discussion of the potential impact of changes in interest rates on our debt instruments at September 30, 2007.

We have $10.1 million of fixed rate, fully amortizing, non-recourse, secured long-term notes payable. We do not have exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $208.6 million of fixed rate, partially amortizing, non-recourse, secured long-term notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed. We have repricing and refunding risks as to the unpaid balance on these notes of $173.0 million due at maturity between 2007 and 2020, with an average maturity of 9.78 years.

We have $22.1 million interest only, non-recourse, secured long-term notes payable. These variable rate loans bear interest at the three-month LIBOR plus1.15% or 1.75%. If LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $221,000 due to an increase in interest expense based on the outstanding balance at September 30, 2007. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have a revolving line of credit with a bank that bears interest at a variable rate ranging from 150 to 175 basis points over the one-month LIBOR rate. If the LIBOR rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $56,000 due to an increase in interest expense on this line of credit, based on the approximately $5.6 million outstanding balance at September 30, 2007. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note in 2009.

We have a secured floor plan facility that bears interest at the lender’s prime rate plus 25 basis points. If the lender’s prime rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $133,000 due to an increase in interest expense on this line of credit, based on the approximately $13.3 million outstanding balance at September 30, 2007. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note due in 2009.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the nine months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the fiscal quarter ended September 30, 2007, the Company repurchased shares of its common stock as set forth below:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
July 1 through July 31, 2007	17,000	$20.96	621,000	1,379,000

August 1 through August 31, 2007	105,000	21.65	726,000	1,274,000

September 1 through September 30, 2007	41,000	22.54	767,000	1,233,000

Total	163,000	$21.80	767,000	1,233,000

Item 6.	EXHIBITS

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated May 4, 2005 and filed on May 4, 2005).

3.2	Fourth Amended and Restated By-laws of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, dated April 4, 2005 and filed on April 5, 2005).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of COO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of COO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.3	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LAND LEASE INC. (Registrant)

Date: November 8, 2007	By	/s/ Shannon E. Smith
Shannon E. Smith
Chief Financial Officer