Form 10-K
period 2007-12-31
AMERICAN LAND LEASE INC
filed 2008-03-11
CIK 804138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant was approximately $164.9 million as of June 30, 2007. For purposes of this determination, the registrant excluded shares of Common Stock known to be held by officers, directors and each person who or which owns 10% or more of the registrant’s outstanding common stock because those person might be deemed affiliates. This determination of affiliate status is not necessarily conclusive for other purposes. As of February 27, 2008, there were approximately 7,866,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10–K (e.g., Part I, Part II, etc.) into which the document is incorporated:

Portions of the Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMERICAN LAND LEASE, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2007

i

PART I

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this Annual Report on Form 10-K (“Annual Report”) and our filings with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as well as information communicated orally or in writing between the dates of these SEC filings, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include projections relating to our results of operations, cash flow, dividends, anticipated returns on real estate investments and opportunities to acquire additional communities. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; future development rate of home sites; competition; the availability of real estate assets at prices which meet our investment criteria; our ability to reduce expense levels, implement rent increases, use leverage and other risks set forth in this Annual Report and our other SEC filings. In addition, American Land Lease, Inc.’s current and continuing qualification as a real estate investment trust (“REIT”) involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in this Annual Report and the other the documents that we file from time to time with the SEC. American Land Lease, Inc. assumes no obligation and does not intend to update these forward-looking statements.

Item 1.	Business

The Company

American Land Lease, Inc. (“ANL”), a Delaware corporation, is a self-administered and self-managed REIT engaged in the ownership, development, expansion, management, financing and refinancing, acquisition and disposition of residential land lease communities. Residential land lease communities own home sites that are leased to owners of homes situated on the leased land and own various amenities provided for common use by the homeowners. The amenities may include features that support the lifestyle of the community such as a clubhouse, pool, tennis courts, golf course, or marina. The communities consist of one or more subdivisions with features comparable to any typical residential subdivision, including central entrances, paved streets, signage and monumentation, and in some instances, sidewalks and street lights. We collect various amounts from the homeowners in our communities related to the lease of the home site, use of common facilities and areas, maintenance of lawns and common areas, collection of trash, providing water and wastewater services, payment of ad valorem taxes, operation of security services and maintenance of common infrastructure. The extent of the services provided varies by community.

In May 1997, American Land Lease, Inc. contributed its net assets to Asset Investors Operating Partnership, L.P. (the “Operating Partnership”) in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership’s initial capital. We conduct our business through the Operating Partnership. We do not own all of the interests in the Operating Partnership. Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The holders of OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends, if any, paid to holders of our common stock. After holding OP Units for one year, limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption by exchanging shares of our common stock in lieu of cash. At

December 31, 2007, the Operating Partnership had a total of 8,546,000 partnership units outstanding and we owned 7,553,000 partnership units comprising 89% of the Operating Partnership. As of December 31, 2007, 100%, or approximately 993,000, of the OP Units held by limited partners had been held for at least one year and were eligible for redemption by the holders thereof.

Except as the context otherwise requires, “we,” “our,” “us,” “ANL” and the “Company” refer to American Land Lease, Inc., the Operating Partnership and all majority-owned subsidiaries.

As of December 31, 2007, we held interests as owner in 30 residential land lease communities, one of which includes a recreational vehicle park, with an approximate total of 7,984 operational home sites, 1,370 developed home sites, 1,191 undeveloped home sites and 129 recreational vehicle sites. Based on total home sites, 72% of the Company’s portfolio of residential land lease communities is located in Florida, 24% in Arizona and 4% in Alabama. An operational home site is defined as a home site that is or has been occupied by a home owned by a resident. A developed home site is defined as a home site for which infrastructure is complete, but either a home has not yet been constructed or the home constructed has not been occupied by a resident. An undeveloped home site is defined as a planned home site under active development for which the infrastructure is not complete. A recreational vehicle site is defined as a site that is equipped to allow a recreational vehicle to connect to water and electricity.

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

Our principal executive offices are located at 29399 U.S. Hwy 19 North, Suite 320, Clearwater, Florida 33761, and our telephone number is (727) 726-8868. Our common stock, par value $.01 per share and our preferred stock, par value $.01, are listed on the New York Stock Exchange (“NYSE”) under the symbol “ANL” and “ANLPRA,” respectively. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to such reports and other documents we file or furnish pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available as soon as reasonably practicable after we electronically file such material and free of charge through our internet Web site at www.americanlandlease.com. Additionally, we intend to provide any information otherwise required by Item 5.05 of Form 8-K by the alternative of disclosure on our aforementioned internet website. The information contained on our Web site is not incorporated into this Annual Report.

Recent Developments

2007 Events

Change in General Business Conditions

During 2007, our new home sales business was significantly impacted by the slowdown in the U.S. housing market while our portfolio of land leases produced solid results and demonstrated the strength of our business model. The decline in our new homes sales business has negatively impacted our profitability, cash flows and growth rate. See also Item 1A. Risk Factors.

We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes, an oversupply of homes available for sale, the inability of some of our home buyers to sell their current homes and the direct and indirect impact of the turmoil in the mortgage loan market. In our markets, industry conditions deteriorated during the year. We attribute the reduction in new home sales demand to concerns on the part of prospective home buyers about the direction of home prices and concerns by prospective home buyers about being able to sell their existing homes. The potential of mortgage foreclosures, price reductions and increased sales incentives advertised by homebuilders have contributed to home buyers’ concerns and provide impediments to our new home sales process.

We continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We expect these trends in our new home sales activities to continue and the majority of the markets we serve to remain challenging throughout 2008. We have adjusted our approach to inventory construction, limited land development expenditures, and balanced home price and profitability with sales pace. While these difficult market conditions persist, improving the efficiency of our selling, general and administrative expenses will continue to be a significant area of increasing focus.

Continuing Conversion of Undeveloped Home Sites and Developed Home Site Inventory to Leased Sites

We own an inventory of developed vacant sites within our portfolio of residential land lease communities. In addition, we own undeveloped land that is contiguous to existing occupied communities, and we own two communities that we are developing from raw land. Our development activities convert the undeveloped land into developed home sites. As of December 31, 2007, 533 of our total 1,191 undeveloped lots were being improved pursuant to construction contracts with the remaining 658 lots in various stages of permitting and design. Our home sales business facilitates the conversion of these developed home sites into leased sites with long-term cash flows through the sale of homes to future residents. In 2007, we entered into 198 new land leases in connection with the purchase of new homes, a 34.0% decrease in this activity compared to the prior year. The changes in our leased sites for the year ended December 31, 2007 are shown in the following table:

Changes in Leased Sites for Year Ended December, 31, 2007
New leases facilitated by home sales	198
Leases terminated through:
removal of home by tenant	(18)
removal of home to facilitate redevelopment	(11)
acquisition of home by tenant transferring title to ANL	(25)
Sales of homes previously repossessed	21
Leased sites sold	(255)
New leases originated as a result of homes sold by others	5

Net decrease in leased sites	(85)

Debt Financings

During 2007, we closed one fixed rate loan for $4.6 million with an interest rate of 5.89% and we closed variable rate loans totaling $10.8 million with a variable rate at the three-month London Interbank Offered Rate (“LIBOR”) plus 115 basis points, which was 6.35% at December 31, 2007.

Consideration of Acquisitions, Dispositions, and Financing Transactions

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

Additionally, we actively consider a broad range of debt and equity financing and refinancing transactions with respect to our real estate portfolio. These transactions are considered and may be pursued to modify our capital structure, generate additional capital for future operations, fund acquisitions or for other uses.

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

Residential land lease communities are primarily characterized as “all age” communities or “age-restricted” communities. In age-restricted communities, one of the residents must be at least 55 years old in a minimum of 80% of the homes, and in all age communities, there are no age restrictions on residents. We generally invest in age-restricted communities. At December 31, 2007, 95% of our total home sites were in age-restricted communities.

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

Residential land lease communities, once fully occupied, tend to be a stable, predictable asset class. The investment by the individual in the ownership of a home on our land, combined with the cost and effort involved in relocating the home to another location, promote a high level of home maintenance and encourage the owner to resell the home as located within the community. Additionally, the number of individual homeowners within a community provides a diversification of risk.

Financial Information about Industry Segments

We operate in two reportable segments: real estate (ownership of land leases, land development, investment acquisition and disposition) and home sales (sale of homes, both new and used, to be sited on land owned by the Company). See the consolidated financial statements and related notes, in Item 8 of this Annual Report.

Growth and Operating Strategies

Our primary objective is to maximize total risk-adjusted stockholder returns over the long term by increasing our operating cash flow and increasing our net asset value (as defined by NAREIT, the net “market value” of all of a company’s assets, including but not limited to its properties, after subtracting all its liabilities and other obligations). Increasing our operating cash flow increases our net asset value and increases the amount and predictability of Funds From Operations (“FFO”) (as defined by the National Association of Real Estate Investment Trusts). For a description of the meaning of FFO, see the discussion entitled, “Funds From Operations,” in Item 7 of this Annual Report.

We implement operating and financing strategies to achieve our objectives, which include but are not limited to the following:

•	improving net operating income from our existing portfolio of residential land lease communities;

•	redeveloping residential land lease communities;

•	leasing unoccupied sites in our development portfolio, through the sale of homes by our home sales subsidiary;

•	acquiring additional communities at values that are accretive on a per share basis; and

•	acquiring additional development property that is suitable for development as a residential land lease community.

We seek to increase our net asset value through a number of financing strategies, which include but are not limited to the following:

•	use of leverage with attractively priced debt capital;

•	consideration of asset disposals where the use of sales proceeds provides for an accretion to net asset value; and

•	continuing evaluation of our equity capital sources including common stock issuances, preferred stock issuances, joint ventures and property sales.

Company Policies

Management has adopted specific policies to accomplish our primary objective of increasing net asset value and increasing the amount and predictability of our FFO on a per share basis, less capital replacements. These policies include:

•

acquiring residential land lease communities that have potential for long-term appreciation of value through, among other things, rent increases, expense efficiencies and in-community home site development;

•	improving the profitability of our communities through management of occupancy, rent collection, rent increases based upon community enhancements and operating expense controls;

•

making capital replacement expenditures to maintain the physical condition of our communities (expenditures per developed home site were approximately $126, $184 and $149 for 2007, 2006 and 2005, respectively);

•

developing and maintaining resident satisfaction and a reputation for quality communities through maintenance of the physical condition of our communities and by providing activities that improve the community lifestyle;

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

•

seeking to limit our exposure to downturns in regional real estate markets by diversifying the location of our portfolio of communities (at the end of year 2007, based on total home sites, 72% of our properties were in Florida, 24% were in Arizona and 4% were in Alabama);

•	increasing our financial returns through the use of leverage, including long-term, non-recourse debt, joint venture equity, and preferred stock;

•	managing our exposure to interest rate fluctuations by utilizing primarily long-term, fixed-rate debt (80% of our total debt was fixed rate at the end of year 2007); and

•	recruiting and retaining capable management and professional staff at the community management level and above.

Future Acquisitions

Our acquisition of interests in residential land lease communities may take many forms. In many cases, we acquire title in fee simple to the community or acquire ownership of entities that have fee simple title to the community. Alternatively, we may accomplish this goal by making participating loans to others that are non-recourse to the borrowers and secured by the properties. In general, these participating mortgages earn interest at fixed rates and, in addition, participate in profits or revenues from the community. We may undertake these activities directly or through joint venture arrangements.

We believe that acquisition opportunities for residential land lease communities are attractive at this time because of:

•	the increasing quality of manufactured homes, as shown by the number of individuals living in manufactured homes;

•	the substantial price paid for, and further investment by the owner in, manufactured homes; and

•	the continued constraints on development of new residential land lease communities.

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

Expansion of Existing Communities

We expect to increase the number of leased home sites and the amount of earnings generated from our existing portfolio of residential land lease communities through marketing campaigns aimed at increasing new home sales that result in the origination of new leases and increased occupancy. We also expect to seek expansion through future acquisitions and expansion of the number of sites available to be leased to residents at our existing communities, if justified by local market conditions and permitted by zoning and other applicable laws. As of December 31, 2007, we held interests in 30 communities with approximately 7,984 operational home sites, 1,370 developed home sites, 1,191 undeveloped home sites and 129 recreational vehicle sites.

Dispositions

We regularly monitor and adjust our assets to increase the quality and performance of our portfolio. At certain points in time, we may sell properties in an effort to increase the quality and performance of our portfolio and in pursuit of increasing our net asset value.

There can be no assurance that the growth and operating strategies can be achieved, in whole or in part. For additional risk factors related to our business, see Item 1A on page 13 of this Annual Report.

Competition

There are numerous housing alternatives that compete with our residential land lease communities in attracting residents. Our properties compete for residents with other residential land lease communities, multifamily rental apartments, single-family homes and condominiums. The number of competitors and relative price of competing alternatives in a particular area have a material effect on our ability to attract and retain residents, and on the rents we are able to charge for home sites. The relative price of competing products are measured based upon the total cost of occupancy to the resident. Historically, mortgage finance rates for homes situated in land lease communities have been higher for borrowers of equivalent credit when compared to mortgage finance rates available for single-family, site-built housing on land owned in fee simple. In addition, the cost of insurance for manufactured homes has increased and, in certain instances, insurance has not been available for a period of time in prior years.

In acquiring assets, we compete with other REITs, pension funds, insurance companies, and other investors, many of which have greater financial resources than we do and the ability to procure more attractively priced capital.

Acquisition of Our Inventory of Homes

We do not manufacture the homes we sell. Generally, we purchase them directly from various companies engaged in manufacturing homes. We do not believe we have undue concentration risk with respect to the suppliers of our inventory of homes. However, in some instances, our purchasing volume is significant to a manufacturer and we are able to negotiate favorable pricing, delivery schedules and other terms. As a result of the deterioration in the overall U.S. housing market, we have seen reduction in production capacity by a number of our suppliers. These reductions have not, to date, limited our ability to acquire the homes we sell or the price we pay to our suppliers. From time to time, we have also acquired homes for resale through acquisitions of other residential land lease communities and foreclosures.

Taxation of the Company

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, commencing with our taxable year ended December 31, 1986, and we intend to continue to operate in such a manner. Our current and continuing qualification as a REIT depends on our ability to meet the various requirements imposed by the Internal Revenue Code of 1986 through actual operating results, including income and asset requirements, distribution levels and diversity of stock ownership.

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

At December 31, 2007, our net operating loss (“NOL”) carryover was approximately $64.2 million for the parent REIT entity, and $9.0 million for our taxable subsidiaries that are consolidated for financial reporting, but not for federal income tax purposes. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of our REIT taxable income and to reduce the amount that we are required to distribute to stockholders to maintain our status as a REIT. It does not, however, affect the tax treatment to stockholders of any distributions that we make. The REIT’s and the taxable subsidiaries’ NOL carryovers are scheduled to expire between 2008 and 2009, and 2020 and 2026, respectively.

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

Americans with Disabilities Act and Fair Housing Act

Our current properties and any newly acquired communities may be required to comply with the Americans with Disabilities Act (the “ADA”) and the Fair Housing Act (the “FHA”). The ADA generally requires that public facilities, such as clubhouses, swimming pools and recreation areas, be made accessible to people with disabilities. Many of our communities have public facilities. In order to comply with the ADA’s requirements, we have made improvements at our communities to remove barriers to access. If we fail to comply with ADA regulations, we could be fined or forced to pay damages to private litigants. We have made those changes which we believe are appropriate and required by the ADA, and we believe that our properties are in compliance with the requirements of the ADA. In the event that we incur any further costs related to ADA compliance, we believe these costs can be recovered from cash flows from the individual properties without causing any material adverse effect. We may also seek to recover these costs immediately as a governmental pass-through charge that is included in selected leases. If required changes involve a greater expenditure than we currently anticipate, or if the changes must be made on a more accelerated basis than we anticipate, our ability to make distributions could be adversely affected. The FHA requires that we allow residents, at their own expense and subject to our review, to make private facilities within our communities accessible to people with disabilities. When requested by residents, we believe we have made the appropriate and required accommodations to enable them to make the improvements.

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

Building Codes

The manufactured homes we purchase from our suppliers are subject to certain building codes and regulations, which vary from state to state. If building codes or regulations change such that new building codes increase our suppliers’ costs, the cost of the homes we purchase from our suppliers may increase. Increases in the cost of the homes we sell could reduce our margins and or sales volume, which could materially affect our future cash flows.

Land Use Regulations

The communities we own and the land that surrounds them are subject to land use regulations promulgated by local governmental bodies, including counties, towns and cities. These regulations may change, resulting in increases in our costs. There is also the potential for uses inconsistent with our residential communities being constructed on land adjoining our communities. These changes could reduce the value of our communities.

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

Capital Resources

We have used our available cash balances, our cash flow and our long-term and short-term financing arrangements to provide working capital to support our operations, fund development in our existing communities, pay dividends and acquire assets. Future acquisitions and continued development of our communities will be financed by the most appropriate sources of capital, which may include our available cash balances; undistributed FFO; long-term secured debt; short-term secured debt; the issuance of additional equity securities, including interests in the Operating Partnership or other partnership interests or joint venture transactions; or additional sources as determined by management. Our ability to offer interests in the Operating Partnership provides an additional “acquisition currency” to potential sellers of residential land lease communities, which may enable the seller to defer some or all of the tax consequences of a sale. We believe that this flexibility may offer sellers an incentive to enter into transactions with us on favorable terms.

Without further stockholder approval, we are authorized to issue up to an aggregate of 12,000,000 shares of common stock and 3,000,000 shares of preferred stock. As of February 27, 2008, approximately 7,866,000 shares of common stock were outstanding, and 1,000,000 shares of Class A Cumulative Redeemable Preferred Stock were outstanding. Additionally, as of February 27, 2008, we held approximately 1,961,000 shares of common stock in treasury, which are available for re-issuance. Under our Certificate of Incorporation, the Board of Directors has the authority to classify, reclassify and issue shares of preferred stock, including the determination of the preferences, rights, powers and restrictions of the preferred stock. Depending upon the terms set by our Board of Directors, the authorization and issuance of preferred stock or other new classes of stock could adversely affect existing stockholders. Future offerings of common or preferred stock may result in the reduction of the net tangible book value per outstanding share and a reduction in the market price of the stock. We are unable to estimate the amount, timing or nature of such future offerings, as any such offerings will depend on general market conditions or other factors.

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

Employees

As of December 31, 2007, we employed 195 persons that devoted their full-time attention to our communities and certain part-time employees as seasonal or other circumstances dictate. Our employees are not represented by a union, and we have never experienced a work stoppage. We believe that we maintain satisfactory relations with our employees.

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

Our organizational documents do not limit the amount of debt that we may incur, and our strategy is generally to incur debt to increase the return on our equity. As part of our strategy, we most often utilize long-term, non-recourse fixed-rate debt, which comprises 80% of our total debt. As of December 31, 2007, we had approximately $270.9 million of total outstanding debt, consisting of approximately $247.8 million of secured debt that is secured by mortgage liens on 28 of our properties, and $23.1 million of secured debt that is secured by the Company’s inventory. In addition, our credit facilities contain customary negative covenants and other financial and operating covenants that, among other things, require us to maintain certain financial coverage ratios and restrict our ability to incur additional indebtedness or make distributions to stockholders. In the event that new home sales activities continue at the same pace or decline further in 2008, we may not achieve certain covenants. If we do not achieve our financial covenants and the lender does not grant us a waiver, the lender could place restrictions upon us that could adversely affect our operations and our ability to make distributions to our stockholders. Our substantial indebtedness and the cash flow associated with servicing our indebtedness could have important consequences, including the risks that:

•	payments of principal and interest may leave us with insufficient cash resources to operate our properties or pay distributions required to be paid in order to maintain our qualification as a REIT;

•	our cash flow from operations may be insufficient to make required payments of principal and interest or to continue payment of dividends on common and preferred stock;

•	our existing indebtedness may limit our operational flexibility due to financial and other restrictive covenants, including restrictions on incurring other debt;

•	if we fail to meet our covenants under our credit facilities, our lenders could foreclose on the collateral securing the facilities or place restrictions that could adversely affect our operations.

•	our debt service obligations could limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

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

The recent significant decline in demand for new homes has adversely affected our new home sales business.

Beginning in 2006 and continuing in 2007, the homebuilding industry, including manufactured housing, experienced a significant decline in demand for newly built homes in our markets. The decline followed an unusually long period of strong demand for new homes. Inventories of new homes have also increased as a result of increased cancellation rates on pending contracts as new homebuyers sometimes find it more advantageous to forfeit a deposit than to complete the purchase of the home. This industry downturn has negatively impacted our profitability, cash flow, liquidity and returns on newly leased sites. We believe these conditions will continue in 2008. We are unable to predict with confidence how long demand and supply will remain out of balance in markets where we operate. Additionally, there can be no assurances that if demand and supply come back in balance, sales volumes or pricing will return to prior levels. Further, an extended period of decline may reduce the number of manufactured housing suppliers. In turn, this reduction may increase the price we pay or reduce the supply of new homes.

There are numerous risks associated with our development activities.

The development and expansion of residential land lease communities is another principal component of our growth strategy. When we develop or expand properties, we are subject to the risks that:

•	costs may exceed original estimates resulting in lower than expected returns; which may adversely affect our cash flow, net income, funds from operations and net asset value;

•	we may be unable to obtain construction financing on satisfactory terms or at all, in which case we may be unable to fund development or expansion of our properties to achieve our growth objectives;

•	governmental jurisdiction impacting our properties may change, which may result in additional costs and delays not contemplated in our original estimates;

•

we may experience delays in obtaining, or may not be able to obtain, anticipated zoning and other regulatory approvals; which may adversely affect our cash flow, net income, fund from operations and net asset value.

•	construction and lease-up may not be completed on schedule, which may adversely affect our cash flow, net income, funds from operations and net asset value; and

•	we may be unable to obtain long-term financing upon completion of the development process which may adversely affect our return on equity.

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

The selective acquisition of residential land lease communities is a principal component of our growth strategy. We intend to continue to acquire properties. We compete with other real estate investors, many with greater capital resources, for attractive properties that meet our long-term investment goals. Such competition increases prices of properties; therefore, we may be unable to identify suitable acquisition opportunities, either as stand-alone assets or as components of operating businesses, or complete transactions in the future, which may negatively impact our growth objectives. In addition, the acquisition of residential land lease communities is subject to the risks that:

•	we may be unable to obtain acquisition financing on satisfactory terms or at all, in which case we may be unable to sufficiently leverage our capital to achieve our desired return on investment;

•

once acquired, our residential land lease communities may not perform as projected, and we may be unable to realize projected occupancy and rental rates, in which case these acquisitions may adversely affect our cash flow, net income, funds from operations and net asset value;

•

we may assume or be subject to liabilities in connection with these residential land lease communities for which adequate indemnification from the seller or our insurance carriers may not be available;

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

All of our properties are owned, and all of our operations are conducted, by the Operating Partnership and its subsidiaries. As a result, we depend on distributions and other payments from our subsidiaries in order to satisfy our financial obligations and make payments to our investors. The ability of our subsidiaries to make such distributions and other payments depends on their earnings and may be subject to statutory or contractual limitations. Our ability to pay dividends to holders of common stock depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and make distributions payable to third party holders of its preferred Units and then to make distributions to us. In addition, as an equity investor in our subsidiaries, our right to receive assets upon their liquidation or reorganization will be effectively subordinated to the claims of their creditors.

Increases in interest rates may increase our interest expense.

From time to time, we may incur debt that is subject to variable interest rates. An increase in interest rates could increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness and make distributions. At December 31, 2007, 20% of our aggregate debt was subject to variable rates. The base rates for our variable rate debt instruments are based upon either the lender’s prime rate or the one-month or three-month LIBOR, plus a spread.

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

As of December 31, 2007, we owned 30 properties located in three states, including 19 properties located in Florida, 10 properties located in Arizona and 1 property in Alabama. The occurrence of a natural disaster or other catastrophic event in Florida, Arizona, or Alabama may cause a sudden decrease in the value of our properties. While we may obtain insurance policies providing certain coverage against damage from fire, flood, property damage, earthquake, wind storm and business interruption, these insurance policies contain coverage limits, limits on covered property and various deductible amounts that the Company must pay before insurance proceeds are available. Such insurance may therefore be insufficient to restore our economic position with respect to damage or destruction to our properties caused by such occurrences. Moreover, each of these coverages must be renewed every year and there is the possibility that all or some of the coverages may not be available at a reasonable cost. In addition, in the event of such natural disaster or other catastrophic event, the process of obtaining reimbursement for covered losses, including the lag between expenditures incurred by us and reimbursements received from the insurance providers, could adversely affect our economic performance. Further, the occurrence of a natural disaster may reduce demand for housing thereby limiting our ability to originate new leases.

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

As of February 27, 2008, our executive officers and directors held in the aggregate approximately 19.1% of our common stock, excluding shares of common stock that are issuable upon exercise of stock options and upon redemption of units of the Operating Partnership. In addition, as of February 27, 2008, they could acquire an additional 5.4% of our common stock assuming that the outstanding OP Units held by our executive officers and directors, were not redeemed by the Operating Partnership, and the Company issued common stock in lieu of the cash redemption. Furthermore, as of February 27, 2008, they could acquire an additional 10.9% of our common stock, assuming all stock options they have been granted are exercised. Although there is no current agreement, understanding or arrangement for these stockholders to act together on any matter, if they were to act together in the future these stockholders could be in a position to exercise significant influence and control over any decisions made by the Company and stockholders, including the election of directors or potential changes of control or ownership contests.

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

Mr. Considine does not devote his full time to our business. He is the Chief Executive Officer of another public company, which is significantly larger than ours and has other business interests. Each of Mr. Blatz and Mr. Smith devotes substantially all of his time to our business.

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

If we fail to qualify as a REIT, we would not be allowed a deduction for distributions to stockholders in computing our taxable income and we would be subject to federal income tax at regular corporate rates. Unless we were entitled to relief under the tax law, we could not elect to be taxed as a REIT for four years following the year during which we were disqualified. However, if we lose our REIT qualification, our net operating loss, the majority of which expires between 2008 and 2009, may be available to reduce the amount of income that would otherwise be taxable.

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

If we experience an ownership change, our use of net operating losses would be limited. We have a net operating loss carryover at our parent REIT entity of approximately $64.6 million, which is scheduled to expire between 2008 and 2009. Under the Internal Revenue Code of 1986, if a corporation experiences an “ownership change,” the aggregate amount of net operating losses available to offset otherwise taxable income is generally limited each year to an amount equal to the value of the corporation’s stock at the time of the ownership change multiplied by the long-term tax-exempt rate. In general, an ownership change occurs if one or more large stockholders, including groups of stockholders in some cases, increase their aggregate percentage interest in us by more than 50 percentage points over a three-year period. It is possible that transactions over which we do not have control could cause an ownership change, and result in a limitation on our ability to utilize our net operating losses.

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

Changes in Accounting Standards Could Adversely Affect Our Reported Financial Results.

The bodies that set accounting standards for public companies, including the Financial Accounting Standards Board, the Securities and Exchange Commission and others, periodically change or revise existing interpretations of the accounting and reporting standards that govern the way that we report our financial condition and results of operations. These changes can be difficult to predict and can materially impact our reported financial results. In some cases, we could be required to apply a new or a revised accounting standard, or a revised interpretation of an accounting standard, retroactively, which could have a negative impact on reported results or result in the restatement of our financial statements for prior periods.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The residential land lease communities in which we have interests are primarily located in Florida and Arizona and are concentrated in or around five metropolitan areas: Tampa, West Palm Beach, Fort Myers and Orlando, Florida and Phoenix, Arizona. We hold interests in each of these communities as owner in fee simple. The following table sets forth the states in which the communities we held an interest on December 31, 2007 are located:

	Number of Communities	Number of Sites
		Operational Home Sites	Developed Home Sites	Undeveloped Home Sites	Recreational Vehicle Sites
Florida	19	5,885	848	931	—
Arizona	10	1,997	459	—	129
Alabama	1	102	63	260	—

Total	30	7,984	1,370	1,191	129

The following table sets forth information as of December 31, 2007 regarding each residential land lease community in which we held an interest.

Community	Location	Operational Home Sites(1)	Occupancy	Average Monthly Rent	Developed Home Sites	Undeveloped Home Sites	RV Sites	Year(s) First Developed
Owned Communities
Blue Heron Pines	Punta Gorda, FL	345	100%	$351	44	—	—	1983/1999
Brentwood Estates	Hudson, FL	143	98%	280	48	—	—	1984
Cypress Greens	Lakeland, FL	230	100%	267	28	—	—	1986
Forest View	Homosassa, FL	273	100%	328	31	—	—	1987/1997
Gulfstream Harbor	Orlando, FL	382	98%	427	—	50	—	1980
Gulfstream Harbor II	Orlando, FL	306	100%	429	1	37	—	1988
Gulfstream Harbor III.	Orlando, FL	176	97%	398	108	—	—	1984
Lakeshore Villas	Tampa, FL	281	96%	437	—	—	—	1972
Park Place	Sebastian, FL	374	100%	336	93	—	—	1994/2003/2005
Park Royale	Pinellas Park, FL	297	93%	441	12	—	—	1971
Pleasant Living	Riverview, FL	245	95%	387	—	—	—	1979
Riverside GCC	Ruskin, FL	472	100%	535	158	311	—	1981/2002
Royal Palm Village	Haines City, FL	288	96%	359	99	—	—	1971
Savanna Club	Port St Lucie, FL	1,003	100%	301	64	—	—	1999/2001
Sebastian Beach	Grant-Valkaria, FL	—	0%	—	—	533	—	NA(2)
Serendipity	Ft. Myers, FL	338	96%	365	—	—	—	1971/1974
Stonebrook	Homosassa, FL	198	100%	314	3	—	—	1987/1997
Sunlake Estates	Grand Island, FL	366	100%	370	35	—	—	1980
Woodlands	Groveland, FL	168	99%	289	124	—	—	1979

	Sub-total Florida	5,885	99%	370	848	931	—
Blue Star	Apache Junction, AZ	22	50%	320	—	—	129	1955
Brentwood West	Mesa, AZ	350	94%	471	—	—	—	1972/1987
The Villages	Mesa, AZ	—	0%	—	375	—	—	NA(3)
Desert Harbor	Apache Junction, AZ	205	100%	376	—	—	—	1997
Fiesta Village	Mesa, AZ	172	86%	402	—	—	—	1962
La Casa Blanca	Apache Junction, AZ	197	100%	400	—	—	—	1993
Lost Dutchman	Apache Junction, AZ	215	77%	320	27	—	—	1971/1979/1999
Rancho Mirage	Apache Junction, AZ	312	96%	435	—	—	—	1994
The Reserve at Fox Creek	Bullhead City, AZ	256	100%	331	57	—	—	2000/2004
Sun Valley	Apache Junction, AZ	268	91%	364	—	—	—	1984

	Sub-total Arizona	1,997	93%	394	459	—	129
The Grove	Foley, AL	102	100%	291	63	260	—	1998

Total Communities	30	7,984	97%	$374	1,370	1,191	129

(1)	We define operational home sites as those sites within our portfolio that have been leased to a resident during our ownership of the community. Since our portfolio contains a large inventory of developed home sites that have not been occupied during our ownership, we have expressed occupancy as the number of occupied sites as a percentage of operational home sites. We believe this measure most accurately describes the performance of an individual property relative to prior periods and other properties within our portfolio. Occupancy figures in the above table are based on operational home sites. The occupancy of all developed sites was 82.8% across the entire portfolio at December 31, 2007. Including sites not yet developed, occupancy was 73.5% at December 31, 2007
(2)	Development of property began in 2005. At December 31, 2007 the property is still under development.
(3)	This property was first developed in 1970. At December 31, 2007 it is under redevelopment.

At December 31, 2007, these properties contain, on average, 356 sites, with the largest property containing 1,067 home sites. These properties offer residents a range of amenities, including swimming pools, clubhouses, marinas, golf courses and tennis courts.

At December 31, 2007, 24 of these properties were encumbered by long-term fixed rate mortgage indebtedness totaling $240.0 million. These mortgaged properties represent approximately 83.5% of our total home sites. The 24 properties securing our mortgage indebtedness have a combined net book value of approximately $333.4 million, and the indebtedness has a weighted average effective interest rate of 6.4% and a weighted average maturity of 8.82 years. In addition, one of these properties secures a construction loan totaling $11.4 million. This property represents 5.1% of our total home sites. The property securing this variable rate mortgage indebtedness has a net book value of $36.0 million, and the indebtedness bears interest at a variable rate of 175 basis points over the three-month LIBOR (7.0% at December 31, 2007). As of December 31, 2007,

97.6% of our outstanding debt secured by properties was long-term (maturities over one year) and 2.4% was short-term (maturities less than one year).

At December 31, 2007, five of these properties were encumbered by our line of credit. These properties represent approximately 8.9% of our total home sites and have a combined net book value of approximately $43.3 million, and the indebtedness bears interest at a variable rate ranging from 150 to 175 points over the one-month LIBOR (6.6% at December 31, 2007).

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

Our common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “ANL.” The following table sets forth the quarterly high and low sales prices of ANL’s common stock, as reported on the NYSE, and the dividends paid by us for the periods indicated:

	High	Low	Dividends
2007
First Quarter	$28.75	$24.02	$.25
Second Quarter	26.14	23.42	.25
Third Quarter	25.46	19.00	.25
Fourth Quarter	22.90	19.83	.25

2006
First Quarter	$28.54	$23.76	$.25
Second Quarter	27.58	23.01	.25
Third Quarter	24.90	21.65	.25
Fourth Quarter	26.75	23.24	.25

On February 27, 2008 we had approximately 7,866,000 shares of common stock outstanding, held by approximately 1,200 stockholders of record, and the Operating Partnership had approximately 993,000 OP Units outstanding, of which 100% had been held for more than one year and were eligible for redemption.

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

One of the measures we use to analyze our economic profitability is FFO, less capital replacements during the relevant period. The future payment of dividends by us will be at the discretion of the Board of Directors and will depend on numerous factors, including our financial condition, our capital requirements, the annual distribution requirements applicable to REITs, and such other factors as the Board of Directors deems relevant. During 2007, payments of dividends exceed this measure of profitability.

From time to time, we may issue shares of common stock in exchange for OP Units tendered to the Operating Partnership for redemption in accordance with the terms and provisions of the limited partnership agreement of the Operating Partnership. Such shares are issued based on an exchange ratio of one share for each OP Unit. The shares are issued in exchange for OP Units in private transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. During the year ended December 31, 2007, we did not exchange any shares of common stock for OP Units.

On October 17, 2000, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of common stock. The Company has repurchased 206,000, 0 and 0 shares in 2007, 2006 and 2005, respectively. The Company has repurchased 783,000 shares as of December 31, 2007 under this authorization. At December 31, 2007, 1,217,000 remains available for the purchase of common stock under the current Board authorizations. The following table presents repurchases by the Company of our common stock during the fourth quarter of 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
October 1 through October 31, 2007	—	—	—	—
November 1 through November 30, 2007	16,000	$20.75	783,000	1,217,000
December 1 through December 31, 2007	—	—	783,000	1,217,000
Total	16,000	$20.75	783,000	1,217,000

Additionally, from time to time the Board of Directors has evaluated and will continue to evaluate various alternatives for the use of cash generated from operations, dispositions or extraordinary events. Among other things, the Board of Directors has evaluated and may continue to evaluate using such cash for acquisitions, major capital improvements to existing properties, special cash dividends, market or private repurchases of our common stock pursuant to the authorization noted above, a self-tender for our common stock, a reverse stock split or other uses. There is no assurance that the Company will take any one or more of the foregoing actions.

NYSE and Sarbanes-Oxley Act Certifications

The most recent certifications by our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Annual Report on Form 10-K. Additionally, we submitted our 2007 Domestic Company Section 303A Annual CEO Certification to the New York Stock Exchange on May 31, 2007.

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

Selected Financial Data (in thousands, except per share data):

	For the fiscal year ended December 31,
	2007	2006	2005	2004	2003
RENTAL PROPERTY OPERATIONS
Income from rental property operations	$19,729	$17,478	$15,227	$13,807	$12,330
HOME SALES OPERATIONS
(Loss) income from home sales operations	(1,265)	5,387	5,640	3,820	3,324
OTHER OPERATIONS
General and administrative expenses	(4,292)	(3,995)	(3,353)	(3,995)	(2,722)
Interest and other income	207	293	23	365	521
Gain on sale of real estate	—	—	—	101	—
Gain on sale of unconsolidated real estate partnerships	—	—	—	—	971
Casualty gain	—	—	237	337	—
Interest expense	(8,699)	(7,378)	(5,258)	(5,112)	(4,723)
Equity in income of unconsolidated entities	—	—	—	—	37

INCOME BEFORE TAXES AND MINORITY INTEREST IN OPERATING PARTNERSHIP AND DISCONTINUED OPERATIONS	5,680	11,785	12,516	9,323	9,738
Income tax benefit	—	—	600	—	—

INCOME BEFORE MINORITY INTEREST IN OPERATING PARTNERSHIP AND DISCONTINUED OPERATIONS	5,680	11.785	13,116	9,323	9,738
Minority interest in Operating Partnership	(651)	(1,380)	(1,562)	(1,173)	(1,210)

INCOME FROM CONTINUING OPERATIONS	5,029	10,405	11,554	8,150	8,528
DISCONTINUED OPERATIONS
Discontinued operations	270	615	611	652	520
Depreciation on discontinued operations	(64)	(165)	(161)	(163)	(163)
Gain (loss) on disposition of discontinued real estate	10,302	1,006	—	43	(83)
Minority interest (expense) benefit in Operating Partnership attributable to discontinued operations	(1,181)	(170)	(54)	(8)	16

Income from discontinued operations	9,327	1,286	396	524	290

NET INCOME	14,356	11,691	11,950	8,674	8,818
Cumulative preferred stock dividends	(1,938)	(1,938)	(1,647)	—	—

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$12,418	$9,753	$10,303	$8,674	$8,818

Basic earnings per share from continuing operations (net of preferred stock dividends)	$0.40	$1.13	$1.37	$1.16	$1.24
Basic earnings from discontinued operations	1.22	0.17	0.05	0.08	0.04

Basic earnings per common share	$1.62	$1.30	$1.42	$1.24	$1.28

Diluted earnings per share from continuing operations (net of preferred stock dividends)	$0.39	$1.08	$1.30	$1.12	$1.20
Diluted earnings from discontinued operations	1.18	0.16	0.05	0.07	0.04

Diluted earnings per common share	$1.57	$1.24	$1.35	$1.19	$1.24

Dividends declared per common share	$1.00	$1.00	$1.00	$1.00	$1.00

Weighted average common shares outstanding	7,661	7,487	7,263	7,013	6,877

Weighted average common shares and common share equivalents outstanding	7,923	7,883	7,648	7,293	7,093

	For the fiscal year ended December 31,
	2007	2006	2005	2004	2003
BALANCE SHEET DATA
Real estate, before accumulated depreciation	$431,359	$412,074	$323,814	$271,671	$246,585
Real estate, net of accumulated depreciation	399,517	383,006	297,800	248,868	226,463
Total assets	436,533	422,055	329,689	275,956	247,096
Secured notes payable	239,970	235,567	151,656	127,019	116,827
Secured credit facilities	30,932	20,059	19,669	24,644	10,659
Minority interest in Operating Partnership	17,339	16,502	15,945	14,746	14,014
Stockholders’ equity	139,004	136,711	129,909	99,433	94,801

CASH FLOW DATA
Net cash flow from:
Operating activities	$12,522	$12,919	$20,712	$8,432	$13,246
Investing activities	(11,892)	(87,904)	(53,144)	(25,037)	(18,487)
Financing activities	(342)	73,443	33,407	15,361	6,082

OTHER DATA
Portfolio components:
Operational home sites—continuing operations	7,984	7,783	6,932	6,580	6,212
Operational home sites—discontinued operations	—	261	351	351	367
Developed home sites	1,370	1,192	976	1,101	979
Undeveloped home sites	1,191	1,566	1,270	960	1,437

Total	10,545	10,802	9,529	8,992	8,995

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are in the business of owning and leasing residential land. Our current business focuses on the ownership of land and generation of these leases primarily within adult or retirement (55+) communities (95% of our total home sites at December 31, 2007); we focus on these communities for the following reasons:

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

During 2007, our ability to fill unoccupied sites in our land lease communities with new homes was significantly impacted by the U.S. housing market.

We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes, an oversupply of homes available for sale, the inability of some of our home buyers to sell their current home and the direct and indirect impact of the turmoil in the mortgage loan market. Industry conditions deteriorated significantly during the year. We attribute the reduction in new home sales demand to concerns on the part of prospective home buyers about the direction of home prices and concerns by prospective home buyers about being able to sell their existing homes. The potential of mortgage foreclosures, price reductions and increased sales incentives advertised by homebuilders have contributed to home buyers’ concerns and provide impediments to our new home sales process. The result has been weakened demand for new homes, slower sales, lower prices for homes at time of resale, higher cancellation rates, and increased price discounts and other sales incentives to attract homebuyers. The weakened demand for new homes has negatively impacted our profitability, cash flow, liquidity and returns on newly leased sites.

We continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We expect these trends in our new home sales activities to continue and the majority of the markets we serve to remain challenging throughout 2008.

In addition to the risks noted above, we have additional business risks which are noted in Item 1A on page 13 of this Annual Report.

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

The most significant capitalized cost is interest. We capitalize interest when the following three conditions are present: (i) expenditures for the asset have been made, (ii) activities necessary to prepare the asset for its intended use are in progress and (iii) interest cost is being incurred. Our determination of the activities in progress for a development property is subject to professional judgment. The most significant judgment is the determination to capitalize interest relating to the ownership of land being developed as new home sites. In many cases, the development of such land is expected to take place over several years and in multiple phases. In such instances, it is our conclusion that the entirety of each parcel is under development and is a qualifying asset. Accordingly, interest is capitalized with respect to the entire parcel until such time as all development activities cease or the individual home site is ready for its intended use. During 2007, 2006, and 2005, we capitalized interest of $8,992,000 $7,620,000, and $5,554,000, respectively. We regularly review the amount of capitalized costs in conjunction with our review of impairment of long-lived assets. Based on the level of development activity in 2007, if our development activities decreased such that 10% of our assets qualifying for capitalization of interest are no longer qualified, the amount of capitalized interest would have been reduced by $899,000. Reducing capitalized interest would increase interest expense, resulting in lower net income, which would be offset in future periods by lower depreciation expense.

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

Fair Value of Financial Instruments

The aggregate fair value of our cash and cash equivalents, receivables, accounts payable, accrued liabilities and short-term secured debt as of December 31, 2007 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of our variable rate secured notes payable approximates carrying value. For the fixed rate secured notes payable, fair values have been based upon estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instrument. The estimated fair value of the Company’s secured notes payable was $243,747,000 and $243,114,000 at December 31, 2007 and 2006, respectively, as compared to the carrying value of $239,970,000 and $235,567,000 at December 31, 2007 and 2006, respectively.

Rental and Personal Property Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 5 to 50 years for buildings and 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers compared to inventory we own, inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results. On a quarterly basis, we review each home in inventory that is older than one year and evaluate our carrying amount versus recent offers, comparable sales, and our asking price in order to derive an estimate of its market value. In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales in the current period. As of December 31, 2007, approximately $9,453,000 of our total inventory of $20,084,000 was older than one year. For the years ended December 31, 2007, 2006 and 2005 we recorded charges of $414,000, $407,000 and $396,000, respectively, to adjust inventory carrying amounts to market value. If the Company’s estimate of fair market value was overstated by 10%, the Company would record an additional write down to fair market value, less a normalized margin, of $190,000 based upon the carrying value of inventory as of December 31, 2007.

Stock-based Compensation

Stock-based compensation expense is recorded at the fair value of awards at the date of issuance over the requisite service period. The determination of fair value of market-based restricted stock and stock options requires the application of complex financial models and assumptions. The fair value assigned to awards at the date of issuance determines the amount of compensation expense that will be recognized over the vesting period for the award. There are alternative valuation models that may result in a valuation for awards that differs from our assessment of fair value. The application of alternative models or different valuation assumptions within the models we use will result in a fair value that is greater than or less than the fair value we assign to awards. To the extent that the alternative fair value is greater than the fair value we assign to awards, compensation expense over the vesting term of the award would increase resulting in lower net income. In 2007, we changed our valuation model for our market-based restricted stock from a barrier option model to a Monte Carlo model. We reviewed various models in 2007 and determined that the output derived from the Monte Carlo model is more reflective of the economic substance of our market-based restricted stock awards. The change in estimate of fair value of the market-based awards resulting from this change in valuation models did not have a material effect on the consolidated financial statements for the year ended December 31, 2007. In addition, management must estimate the number of shares and options that will be forfeited by employees before the vesting requirements are met. We base our estimate of forfeitures on the historical forfeiture rate realized on prior awards. We revise our estimate on an ongoing basis to reflect actual forfeitures.

Legal Contingencies

We are currently involved in certain legal proceedings. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in assumptions and the effectiveness of strategies related to these proceedings. The amount of loss contingencies involving litigation, for which a loss is probable and can be reasonably estimated, is determined through consultation with legal counsel representing the Company. Our evaluation of loss contingencies arising from litigation, claims and assessments, considers unasserted claims and associated estimates of loss, if any, are provided to the extent probable and reasonably estimable. See Item 3. Legal Proceedings.

Recent Accounting Pronouncements

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 (“FIN 48”). FIN 48 provides interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2007.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for SFAS 159 is as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is evaluating SFAS 159 and has not yet determined the impact the adoption will have on the consolidated financial statements, but it is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating SFAS 157 and has not yet determined the impact the adoption will have on the consolidated financial statements, but it is not expected to be material.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which was effective for the fiscal year ended December 31, 2007. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statement, (“SFAS 160”) an amendment of Accounting Research Bulletin No. 51. The Statement seeks to improve uniformity and transparency in reporting of the net income attributable to non-controlling interests in the consolidated financial statements of the reporting entity. The statement requires, among other provisions, the disclosure, clear labeling and presentation of non-controlling interests in the Consolidated Balance Sheet and Consolidated Income Statement. SFAS 160 is effective for fiscal years beginning after December 15, 2008, early adoption is prohibited. The Company is evaluating SFAS 160 and has not yet determined the impact the adoption will have on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141 but retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (also known as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) replaces, with limited exceptions as specified in the Statement, the cost allocation process in SFAS 141(R) with a fair value based allocation process. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is evaluating SFAS 141(R) and has not yet determined the impact the adoption will have on the consolidated financial statements.

Portfolio Summary

	Operational Home sites		Developed Home sites	Undeveloped Home sites	RV sites	Total
As of December 31, 2006	8,044		1,192	1,566	129	10,931
Properties developed	—		375	(375)	—	—
New lots purchased / (sold)	(261)		—	—	—	(261)
New leases originated	199		(199)	—	—	—
Adjust for site plan changes	2		2	—	—	4

As of December 31, 2007	7,984	(1)	1,370	1,191	129	10,674

(1)	As of December 31, 2007, 7,748 of these operational home sites were occupied.

Occupancy Roll Forward

	Occupied Home sites	Operational Home sites	Occupancy
As of December 31, 2006	7,833	8,044	97.4%
New home sales	209	198
Used home sales	10	2
Used homes acquired through tenant eviction or tenant transferring title to ANL	(25)	—
Lots acquired / (sold)	(255)	(261)
Homes constructed by others	5	1
Homes removed from previously leased sites by tenants	(18)
Homes removed from previously leased sites to facilitate redevelopment	(11)	—

As of December 31, 2007	7,748	7,984	97.0%

RESULTS OF OPERATIONS FOR THE

YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

The following discussion and analysis of the consolidated results of our operations and financial condition should be read in conjunction with the consolidated financial statements included in this Annual Report.

Comparison of 2007 to 2006

Net Income

We recognized net income attributable to common stockholders of $12,418,000 for the year ended December 31, 2007, compared to net income attributable to common stockholders of $9,753,000 for the year ended December 31, 2006. The following paragraphs discuss the results of operations in detail.

Rental Property Operations

Rental and other property revenues from our owned properties totaled $37,587,000 for the year ended December 31, 2007 compared to $33,756,000 for the year ended December 31, 2006, an increase of $3,831,000, or 11.3%. The increase in property operating revenues was a result of:

•	$1,733,000 increase in revenues from communities acquired in 2006,

•	$1,890,000 increase in base rental income driven by increases in rental rates and the origination of leases of home sites at our development properties,

•	$143,000 increase in the pass on of utility expenses to tenants correlated with the related expenses,

•	$26,000 increase in the collection of late fees, net of amounts written off as uncollectible,

•	$23,000 increase in rental income from recreational vehicle sites, and a

•	$16,000 increase in other property income.

Golf course operating revenues totaled $1,064,000 for the year ended December 31, 2007 compared to $1,086,000 for the year ended December 31, 2006, a decrease of $22,000, or 2.0%. Golf revenues decreased at all three communities that have adjacent golf courses.

Property operating expenses for our owned properties totaled $12,596,000 for the year ended December 31, 2007 compared to $11,769,000 for the same period in 2006, an increase of $827,000, or 7.0%. Our property operating expenses as a percent of revenues were 33.5% for the year ended December 31, 2007 compared to 34.9% for the same period in 2006, a decrease of 1.4%. The increase in property operating expenses was a result of:

•	$401,000 increase as a result of newly acquired communities

•	$284,000 increase in utility expense partially correlated with an increase in billings to tenants reported as rental and other property revenues,

•	$102,000 increase in insurance expense,

•	$79,000 increase in property operating overhead

•	$79,000 increase in maintenance and repairs, and a

•	$57,000 increase in salaries, wages and benefits, all partially offset by a

•	$81,000 decrease in property taxes,

•	$67,000 decrease in tenant-related legal costs, and a

•	$27,000 decrease in other property operating expenses.

Golf course operating expenses totaled $1,369,000 for the year ended December 31, 2007 compared to $1,347,000 for the year ended December 31, 2006, an increase of $22,000, or 1.6%. Our golf course operating expense as a percent of revenue were 128.7% for the year ended December 31, 2007 compared to 124.0% for the same period in 2006, an increase of 4.7%.

Depreciation expense was $4,957,000 during the year ended December 31, 2007 compared to $4,248,000 during the same period in 2006. The increase was due to an increase in depreciable property attributable to the continued development of previously undeveloped home sites and the acquisition of three communities in 2006.

Same store property revenues for the year ended December 31, 2007 increased by 6.6% from the year ended December 31, 2006, consisting of a 3.3% increase from same site rental revenues, a 3.4% increase from absorption revenues and a (0.1%) decrease from golf revenues. Expenses related to those revenues increased 3.4% over that same period, consisting of a 1.6% increase in same site rental expenses, a 1.6% increase in absorption expenses, and a 0.2% increase in golf expenses. Same store property net operating income increased 8.2% for the year ended December 31, 2007 consisting of 4.2% increase in same site net operating income, a 4.3% increase in net operating income from newly leased sites and a (0.2%) decrease in net operating income from golf operations. Our same store base included 91.1% of our property operating revenues for year ended December 31, 2007.

The Company believes that the same store information provides the users of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of the same store operating results used in the above calculation to total operating revenues and total expenses for the years ended December 31, 2007 and 2006, determined in accordance with U.S. generally accepted accounting principles, is reflected in the table on the following page (in thousands):

		Year Ended December 31, 2007	Year Ended December 31, 2006	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues	C	$32,367	$31,277	$1,090	3.5%	3.3%
Absorption rental revenues		1,763	645	1,118	173.3%	3.4%
Same store golf revenues		1,064	1,086	(22)	(2.0%)	(0.1%)

Same store revenues	A	35,194	33,008	2,186	6.6%	6.6%

Re-development newly acquired property revenues		3,599	1,834	1,765	96.2%
Intercompany revenues		(142)	—	(142)	(100.0%)

Total property revenues	E	$38,651	$34,842	$3,809	10.9%

Same site property expense	D	$9,558	$9,388	$170	1.8%	1.6%
Absorption rental expense		170	—	170	100.0%	1.6%
Same store golf expenses		1,369	1,347	22	1.6%	0.2%

Same store expenses	B	11,097	10,735	362	3.4%	3.4%

Newly acquired property expenses		1,025	617	408	66.1%
Expenses related to offsite management(2)		1,843	1,764	79	4.5%

Total property operating expenses	F	$13,965	$13,116	$849	6.5%

Same store net operating income	A-B	$24,097	$22,273	$1,824	8.2%

Same site net operating income	C-D	$22,809	$21,889	$920	4.2%

Total net operating income	E-F	$24,686	$21,726	$2,960	13.6%

(1)	Contribution to Same Store % Change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2006 period. For example, the change in same site rental revenues of $1,090 as compared to the total same store revenues in 2006 of $33,008 is a 3.3% increase ($1,090/$33,008=3.3%).

(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Business

Revenues for the home sales business totaled $27,264,000 for the year ended December 31, 2007 as compared to $47,238,000 for the year ended December 31, 2006. The decrease in revenues compared to the same period in the prior year was primarily due to decreased sales at six of the Company’s expansion communities, which comprised 80% of the reduction in sales volume. The units sold totaled 209 for the year ended December 31, 2007 compared to 362 units for the year ended December 31, 2006, a decrease of 42.3%. For the years ended December 31, 2007 and 2006, the average selling price of new homes closed was $130,000 and $129,000, respectively.

A summary of our home sales activities for the years ended December 31, 2007 and 2006 is highlighted in the following table:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Unit Change	Percent Change
New home closings-Same Store	183	323	(140)	(43.3%)
New home closings-Acquisitions	26	39	(13)	(33.3%)

Total new home closings	209	362	(153)	(42.3%)
New home contracts-Same Store(1)	198	341	(143)	(41.9%)
New home contracts-Acquisition(1)	35	55	(20)	(36.4%)

Total new home contracts(1)	233	396	(163)	(41.2%)
Home resales	10	6	4	66.7%
Brokered home sales	97	163	(66)	(40.5%)
New home contract backlog-Same Store(2)	20	29	(9)	(31.0%)
New home contract backlog-Acquisitions(2)	3	5	(2)	(40.0%)

Total new home contract backlog(2)	23	34	(11)	(32.4%)

(1)	New contracts are reported net of cancellations.

(2)	Balance as of December 31, 2007 and 2006, respectively.

Total cost of sales for the year ended December 31, 2007 was $19,551,000 compared to $31,525,000 for the year ended December 31, 2006. The resulting margin decreases were a result of increases in costs of homes purchased and lower relative selling prices. Selling and marketing expenses in 2007 decreased $1,439,000 from 2006 primarily as a result of lower commission expense associated with lower sales volumes, lower wages due to personnel reductions, lower marketing costs; partially offset by increased insurance and utilities costs.

We reported a loss from the home sales business of $1,265,000 for the year ended December 31, 2007 as compared to income of $5,387,000 for the year ended December 31, 2006.

General and Administrative Expenses

Our general and administrative expenses were $4,292,000 for the year ended December 31, 2007 and $3,995,000 for the year ended December 31, 2006. The $297,000 increase in expense was a result of:

•	$87,000 increase in professional fees,

•	$86,000 increase in directors’ fees and travel as a result of adding a new member to the Board and increased fees paid to existing Board members,

•	$59,000 increase in failed acquisition costs,

•	$31,000 increase in compensation expense related to restricted stock and stock option awards,

•	$31,000 increase in compensation costs,

•	$31,000 increase in various other costs, and a

•	$23,000 increase in travel related costs, all partially offset by a

•	$51,000 decrease in regulatory compliance and public company reporting costs.

Interest and Other Income

During the years ended December 31, 2007 and 2006, interest and other income were $207,000 and $293,000, respectively. The decrease of $86,000 was a result of interest earned on bank accounts in 2006 offset by interest income related to a construction loan extended to a third party for one of our development communities.

Interest Expense

During the years ended December 31, 2007 and 2006, interest expense was $8,699,000 and $7,378,000 respectively, which was net of capitalized interest of $8,992,000 and $7,620,000, respectively. The increase is primarily a result of:

•	new debt secured by our communities, which was used primarily to acquire three age-restricted communities and to fund development expenditures made in advance of home sales,

•	rising interest rates on our variable-rate debt coupled with higher outstanding balances under the Company’s line of credit, all partially offset by

•	scheduled amortization of existing secured notes payable,

•	lower average outstanding balance under the Company’s floorplan facility coupled with a reduction in interest rate, and

•	additional capitalized interest as a result of purchasing three development communities and continued development of our existing communities.

Discontinued Operations

During the year ended December 31, 2007, we sold a 261 home site community in Florida to a third party for an aggregate sales price of approximately $17,600,000. During the years ended December 31, 2007 and 2006, income from discontinued operations, net of minority interest was $9,327,000 and $1,286,000, respectively. The increase was the result of recording a gain of approximately $10,302,000 on the sale of the community. The net proceeds were used to repay a portion of our outstanding short-term indebtedness, repurchase common stock and for other corporate purposes.

Cumulative Preferred Stock Dividends

During the years ended December 31, 2007 and 2006, we deducted cumulative paid and unpaid preferred stock dividends of $1,938,000 and $1,938,000, respectively, for the 1,000,000 outstanding shares of our Series A Cumulative Redeemable Preferred Stock.

Comparison of 2006 to 2005

Net Income

We recognized net income attributable to common stockholders of $9,753,000 for the year ended December 31, 2006, compared to net income attributable to common stockholders of $10,303,000 for the year ended December 31, 2005. The following paragraphs discuss the results of operations in detail.

Rental Property Operations

Rental and other property revenues from our owned properties totaled $33,756,000 for the year ended December 31, 2006 compared to $29,113,000 for the year ended December 31, 2005, an increase of $4,643,000, or 15.9%. The increase in property operating revenues was a result of:

•	$2,528,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$1,687,000 increase in revenues from newly communities acquired in 2006,

•	$496,000 increase in the pass on of real estate taxes and utility expenses to tenants correlated with an increase in the related expenses, all partially offset by a

•	$68,000 decrease in other property income.

Golf course operating revenues totaled $1,086,000 for the year ended December 31, 2006 compared to $956,000 for the years ended December 31, 2005, an increase of $130,000, or 13.6%. Golf revenue increases were attributable to additional membership fees and additional green fees from non-members in 2006 as compared to 2005.

Property operating expenses for our owned properties totaled $11,769,000 for the year ended December 31, 2006 compared to $10,256,000 for the same period in 2005, an increase of $1,513,000, or 14.8%. The increase in property operating expenses was a result of:

•	$586,000 increase as a result of newly acquired communities

•	$422,000 increase in utility expense partially correlated with an increase in billings to tenants reported as rental and other property revenues,

•	$119,000 increase in property taxes partially correlated with an increase in billings to tenants reported as rental and other property revenues,

•	$101,000 increase in insurance expense.

•	$86,000 increase in property operating overhead,

•	$58,000 increase in maintenance and repairs,

•	$57,000 increase in salaries, wages and benefits,

•	$45,000 increase in tenant-related legal costs, and a

•	$39,000 increase in other property operating expenses.

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

Depreciation expense was $4,248,000 during the year ended December 31, 2006 compared to $3,395,000 during the same period in 2005. The increase was due to an increase in depreciable property attributable to the continued development of previously undeveloped home sites and the acquisition of three communities in 2006.

Same store property revenues for the year ended December 31, 2006 increased by 10.7% from the year ended December 31, 2005, consisting of a 4.7% increase from same site rental revenues, a 5.5% increase from absorption revenues and a 0.5% increase from golf revenues. Expenses related to those revenues increased 9.1% over that same period, consisting of a 4.5% increase in same site rental expenses, a 4.5% increase in absorption expenses and a 0.1% increase in golf expenses. Same store property net operating income increased 11.5% for the year ended December 31, 2006 consisting of 4.8% increase in same site net operating income, a 6.0% increase in net operating income from newly leased sites and a 0.6% increase in net operating income from golf operations. Our same store base included 92.4% of our property operating revenues for year ended December 31, 2006.

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

		Year Ended December 31, 2006	Year Ended December 31, 2005	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues	C	$28,946	$27,574	$1,372	5.0%	4.7%
Absorption rental revenues		2,151	541	1,610	297.6%	5.5%
Same store golf revenues		1,086	956	130	13.6%	0.5%

Same store revenues	A	32,183	29,071	3,112	10.7%	10.7%

Re-development property revenues		2,659	998	1,661	166.4%

Total property revenues	E	$34,842	$30,069	$4,773	15.9%

Same site property expense	D	$8,638	$8,205	$433	5.3%	4.5%
Absorption rental expense		434	—	434	100.0%	4.5%
Same store golf expenses		1,347	1,341	6	0.4%	0.1%

Same store expenses	B	10,419	9,546	873	9.1%	9.1%

Re-development and newly acquired property expenses		933	359	574	159.9%
Recoveries of expenses from casualty events		—	(150)	150	100.0%
Expenses related to offsite management(2)		1,764	1,692	72	4.3%

Total property operating expenses	F	$13,116	$11,447	$1,669	14.6%

Same store net operating income	A-B	$21,764	$19,525	$2,239	11.5%

Same site net operating income	C-D	$20,308	$19,369	$939	4.8%

Total net operating income	E-F	$21,726	$18,622	$3,104	16.7%

(1)	Contribution to Same Store % Change is computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2005 period. For example, the change in same site rental revenues of $1,372 as compared to the total same store revenues in 2005 of $29,070 is a 4.7% increase ($1,372/$29,070=4.7%).

(2)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

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

A summary of our home sales activities for the years ended December 31, 2006 and 2005 is highlighted in the following table:

	Year Ended December 31, 2006	Year Ended December 31, 2005	Unit Change	Percent Change
New home closings-Same Store	323	435	(112)	(25.7%)
New home closings-Acquisitions	39	—	39	100.0%

Total new home closings	362	435	(73)	(16.8%)
New home contracts-Same Store(1)	341	486	(145)	(29.8%)
New home contracts-Acquisition(1)	55	—	55	100.0%

Total new home contracts(1)	396	486	(90)	(18.5%)
Home resales	6	12	(6)	(50.0%)
Brokered home sales	163	247	(84)	(34.0%)
New home contract backlog-Same Store(2)	29	93	(64)	(68.8%)
New home contract backlog-Acquisitions(2)	5	—	5	100%

Total new home contract backlog(2)	34	93	(59)	(63.4%)

(1)	New contracts are reported net of cancellations.

(2)	Balance as of September 30, 2007 and 2006, respectively.

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

General and Administrative Expenses

Our general and administrative expenses were $3,995,000 for the year ended December 31, 2006 and $3,353,000 for the year ended December 31, 2005. The $642,000 increase in expense was a result of:

•

$279,000 increase in the amortization of deferred compensation relating to restricted stock awards largely driven by the correction of our accounting for stock-based compensation, including amounts related to expenses from prior periods (see note I of the Consolidated Financial Statements),

•

$278,000 increase in compensation expense for dividends on non-vested restricted stock largely driven by the correction of our accounting for stock-based compensation, including amounts related to expenses from prior periods (see note I of the Consolidated Financial Statements),

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

Interest Expense

During the years ended December 31, 2006 and 2005, interest expense was $7,378,000 and $5,258,000, respectively, which was net of capitalized interest of $7,620,000 and $5,554,000, respectively. The increase was primarily a result of new debt secured by our properties to support development expenditures made in advance of home sales, an increase in the amount outstanding on the floor plan facility on home sales inventory and increasing interest rates on our variable rate debt. These increases were partially offset by scheduled amortization of existing secured notes payable and an increase in capitalized interest as a result of additional development expenditures made in advance of home sales.

Discontinued Operations

During the year ended December 31, 2006, we sold a 90 home site community in New Jersey to a third party for an aggregate sales price of approximately $5,083,000. During the years ended December 31, 2006 and 2005, income from discontinued operations, net of minority interest was $1,286,000 and $116,000, respectively. The increase was primarily a result of recording a gain of $1,006,000 on the sale of the community. The net proceeds were used to repay a portion of our outstanding short-term indebtedness and for other corporate purposes.

NOL Carryover

At December 31, 2007, the Company’s net operating loss (“NOL”) carryovers were approximately $64,248,000 for the parent REIT entity and $8,999,000 for the Company’s taxable subsidiaries that are consolidated for financial reporting but not for federal income tax purposes. Subject to certain limitations, the REIT’s NOL carryover may be used to offset all or a portion of the Company’s REIT taxable income, and as a result, to reduce the amount that the Company is required to distribute to stockholders to maintain our status as a REIT. It does not, however, affect the tax treatment to stockholders of any distributions that the Company does make. The Company did not utilize any of its NOL carryover in 2006. The parent REIT’s and the taxable subsidiaries’ NOL carryovers are scheduled to expire in 2008 and 2009 and between 2020 and 2027, respectively.

Dividends and Distributions

During the year ended December 31, 2007, we distributed $8,831,000 ($1.00 per share) to holders of common stock and OP Units, compared to distributions in the year ended December 31, 2006 of $8,832,000 ($1.00 per share) and distributions in the year ended December 31, 2005 distributions of $8,522,000 ($1.00 per share). The tax treatment to stockholders of the dividends paid, if any, is generally determined based upon the character and amount of our taxable income for the relevant year.

For income tax purposes, dividends to common stockholders may consist of ordinary income, capital gains (including unrecaptured gain under Section 1250 of the Internal Revenue Code of 1986, which is taxable to stockholders who are individuals at a maximum federal rate of 25%), return of capital or a combination thereof. For the years ended December 31, 2007, 2006 and 2005, dividends paid per share were taxable as follows:

	2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Return of capital	—	—	$0.95	95.0%	$0.815	81.5%
Ordinary income	$0.411	41.1%	—	—	0.185	18.5%
Capital gain	0.587	58.7%	—	—	—	—
Unrecaptured Section 1250 gain	0.002	0.2%	0.05	5.0%	—	—

Total	$1.00	100.0%	$1.00	100.0%	$1.00	100.0%

During the year ended December 31, 2007, ANL distributed $1,938,000 ($1.938 per share) to holders of preferred stock compared to distributions in the years ended December 31, 2006 and 2005 of $1,938,000 and $1,485,000, respectively.

The tax treatment to stockholders of the preferred dividends paid, if any, is generally determined based upon the character and amount of our taxable income for the relevant year.

	2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Ordinary income	$0.796	41.1%	$1.938	100.0%	$1.485	100.0%
Capital gain	1.138	58.7%	—	—	—	—
Unrecaptured Section 1250 gain	0.004	0.2%	—	—	—	—

Total	$1.938	100.0%	$1.938	100.0%	$1.485	100.0%

The Board of Directors reviews the dividend policy quarterly. The Company’s dividends are set quarterly and are subject to change or elimination at any time. The Company’s primary financial objective is to maximize long term, risk adjusted returns on investment for common shareholders. While the dividend policy is considered within the context of this objective, maintenance of past dividend levels is not a primary investment objective of the Company and is subject to numerous factors, including the Company’s profitability, capital expenditure plans, competing uses of capital, obligations related to principal payments and capitalized interest, and the availability of debt and equity capital at terms deemed attractive by the Company to finance these expenditures. Further, the Board has and will continue to consider the downturn in new home sales and the opportunity for share repurchases in the context of its quarterly review and dividend decision. The Company’s net operating loss may be used to offset all or a portion of its real estate investment trust (“REIT”) taxable income, which may allow the Company to reduce or eliminate its dividends and still maintain its REIT status.

Returns from Home Sales Business

We engage in the home sales business for four reasons:

1) to lease expansion home sites within our portfolio, thereby increasing the profitability and value of our communities,

2) to upgrade existing leased home sites with new and more valuable homes, thereby increasing the long-term value of the lease income stream,

3) to broker the resale of homes in order to support investment values in the homes and to attract good neighbors all so as to promote the long term values of the communities, both for the residents who are our customers and for the long-term growth and security of our own investment, and

4) to resell any homes we acquire as a result of defaults in lease obligations owed to us.

We measure the profitability of developing and leasing expansion home sites within our portfolio through identifying the following:

1) an estimate of the stabilized first year profit on the leases originated on expansion home sites,

2) an estimate of the total development costs of the expansion sites leased including all current and projected development costs, and

3) an estimate of the home sales profit or loss attributable to new homes sold on expansion sites, without consideration for the other aspects of the home sales business.

We believe that our projection of the stabilized first year returns from the leases originated on expansion home sites provides the user of our financial statements with a comparison of the profitability of the newly leased sites to our current portfolio and to alternative investments in stabilized communities. Our calculation of estimated stabilized first year returns from leases originated on expansion home sites is a projection. We project the amount of variable property operating expenses we will incur as a result of the newly leased home sites. In order to project our variable operating expenses, we begin with operating expenses determined in accordance with GAAP and deduct those expenses we believe will not increase with the addition of newly leased sites.

The most directly comparable financial measure that can be reconciled to GAAP is our historical return on investment in operational home sites for the year ended December 31, 2007, which is reconciled on page 46 in footnote 1. Our projection of the estimated stabilized first year return from leases originated on expansion home sites cannot be directly reconciled to a comparable GAAP measure, principally because there will be leases that begin during the period and we estimate the incremental operating expenses associated with these leases. The estimated stabilized first year return from leases originated on investment in expansion home sites should not be considered in isolation nor is it intended to represent an alternative measure of operating income or cash flow or any other measure of performance as determined in accordance with GAAP.

By comparing the projected stabilized first year profit on the expansion home site leases originated to the sum of total development costs, as increased (in the event of a home sales loss) or decreased (in the event of a home sales profit) by the estimated home sales profit or loss, we are able to measure the projected stabilized first year return from leases originated on our expansion home sites. We believe that this measure provides a useful comparison to the returns available from investing in stabilized communities.

Our calculation of projected stabilized first year return from leases originated on expansion home sites includes the following components:

(a) We derive our projected stabilized first year profit on leases originated on expansion home sites by deducting estimated operating expenses from the stabilized contractual revenues from leases originated during the period. We estimate operating expenses using one half of the actual ratio of property operating expenses incurred to property revenue generated in the prior year. For example, if we originate a lease at a property where the ratio of operating expense to property revenues was 40% for the prior year, we apply a 20% expense ratio to project the additional expense associated with the newly leased home site for the first year. We believe that one half of the actual expenses is an appropriate estimate of the relationship between fixed and variable expenses of operating our communities.

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

We believe that our home sales operations drive our projected stabilized first year return from leases originated on expansion home sites because most of our expansion home site leases originate with our sale of a home.

Our projections of the stabilized first year returns from the leases originated on expansion home sites constitute “forward looking statements.” Actual returns may be materially different than such projections as a result of the risks and other factors discussed throughout this Annual Report. We undertake no obligation to update such projections to reflect events or circumstances occurring after the date of this report.

Comparison of the Years ended December 31, 2007, 2006 and 2005

The leases facilitated by the home sales business during the years ended December 31, 2007, 2006 and 2005 are estimated to provide a stabilized first year return on investment of 6.5%, 14.0% and 12.9%, respectively. These returns are shown on the following page and are based upon management’s projections. This compares to our realized returns from operational home sites of 8.3% for the year ended December 31, 2007, 7.6% for the year ended December 31, 2006 and 8.2% for the year ended December 31, 2005. The decrease in return on expansion home sites for 2007 as compared to 2006 is driven primarily by (i) increases in the per site cost of development, (ii) decreased profitability of our home sales business, and (iii) a decrease in projected stabilized first year profit as a result of offering lease incentives to increase leasing volume. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in the cost of lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our projected stabilized first year return from leases originated on expansion home sites for the years ended December 31, 2007, 2006 and 2005 is shown in the following table (in thousands, except expansion sites leased):

		Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Expansion sites leased during the year		198	300	352

Estimated stabilized first year profit on leases originated during the year	A	$668	$1,107	$1,387

Costs, including development costs of sites leased		$8,664	$13,042	$16,002
Home sales income attributable to sites leased		(1,538)	5,133	5, 258

Total costs incurred to originate ground leases	B	$10,202	$7,909	$10,744

Estimated stabilized first year returns from the leases originated on expansion home sites during the year	A/B	6.5%	14.0%	12.9%

For the years ended December 31, 2007, 2006 and 2005, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Reported (loss) income from sales operations	$(1,265)	$5,387	$5,640
Brokerage business income	(143)	(234)	(291)
Used home sales	(130)	(20)	(91)

Adjusted (loss) income	$(1,538)	$5,133	$5,258

We have changed the method of estimating costs attributable to newly leased sites. Beginning with the third quarter 2007, we revised our estimate of home site costs with respect to indirect general community expenditures. Previously such indirect costs were allocated to remaining unleased lots; now such costs are allocated to all sites within the community. For example, the Company has constructed additional amenities such as an additional clubhouse at our Sunlake Community, which will benefit all sites in the community, whether leased or unleased. If calculated using the previous methodology, the estimated return for December 31, 2007, 2006 and 2005 would have been 4.5%, 8.7%, and 10.9%, respectively, instead of 6.5%, 14.0% and 12.9%, respectively.

We exclude the profits from our used home sales and brokerage business from our projection of return on investment in expansion home sites. The profits from these activities represent profits that are not directly related to our expansion activities.

The reconciliation of our estimated stabilized first year return from leases originated on expansion home sites to our return on investment in operational home sites in accordance with GAAP is shown in the following table (in thousands):

		Total Portfolio for Year Ended December 31, 2007	Total Portfolio for Year Ended December 31, 2006	Total Portfolio for Year Ended December 31, 2005
Property income before depreciation(1)	A	$24,686	$21,726	$18,622
Total investment in operating home sites(1)	B	$295,821	$287,305	$226,419
Return on investment from earning home sites(1)	A/B	8.3%	7.6%	8.2%

(1)	A reconciliation of our return on investment for operational home sites for the years ended December 31, 2007, 2006 and 2005 to property income before depreciation and investment in operational sites is shown in the following table (in thousands):

	December 31, 2007	December 31, 2006	December 31, 2005
Rental and other property revenues	$38,651	$34,842	$30,069
Property operating expenses	(13,965)	(13,116)	(11,447)

Property income before depreciation (A)	$24,686	$21,726	$18,622

Real estate assets, net	$399,517	$383,006	$294,126
Add: Accumulated depreciation	31,842	29,068	25,277
Less: Real estate under development	(122,403)	(110,682)	(78,416)
Less: Cost of home sites ready for intended use	(13,135)	(6,998)	(3,094)
Less: Real estate asset—discontinued ops, net	—	(7,089)	(11,474)

Investment in operational sites (B)	$295,821	$287,305	$226,419

Return on investment in operational sites (A/B)(1)	8.3%	7.6%	8.2%

(1)	Our return on investment in operational home sites is derived from rental property operations before depreciation and our investment in operational home sites. This includes, but is not limited to, our income from sites that were leased for the first time during each of the years ended December 31, 2007, 2006 and 2005, respectively. For these leases, the income reported above includes less than a full twelve months of operating results. Consequently, when compared to the investment we have made in these home sites, the return on investment during the years ended December 31, 2007, 2006 and 2005 is less than the return when measured using a full twelve months of operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had cash and cash equivalents of $541,000. Our principal activities that demand liquidity include our normal operating activities, development expenditures, payments of principal and interest on outstanding debt, acquisitions of and additional investments in properties, and payments of distributions to preferred and common stockholders and OP Unit holders. We expect to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units or other partnership interests), the sales of properties and cash generated from operations.

In the event that there is continued economic downturn and the cash provided by operating activities is reduced or if access to short term borrowing sources becomes restricted, the Company may be required to reduce or eliminate expenditures for the continued development of its communities and/or reduce or eliminate its preferred and common dividend.

We have a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at a variable rate ranging from 150 to 175 basis points over the one-month LIBOR rate (6.6% at December 31, 2007). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco Counties, Florida and Maricopa County, Arizona with a net book value of $43,264,000. The revolving line of credit matures in May 2009. At December 31, 2007, $7,846,000 was outstanding and $8,154,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. Based on the application of the borrowing base calculation, as of December 31, 2007, $8,154,000 was available to the Company. The line of credit also includes certain financial covenants that require the Company to maintain a ratio of cash flow (as defined by the lender) on a trailing twelve-month basis to pro forma annual fixed charge obligations (as defined by the lender) of not less than .80 to 1.0 during fiscal year 2006, .85 to 1.0 during fiscal year 2007, and 1.0 to 1.0 during fiscal year 2008; to maintain a tangible net (as defined by lender) worth of $150,000,000 and to maintain a debt to adjusted tangible net worth (as defined by lender) ratio of not more than 1.75 to 1.0, among others. The Company believes it was in compliance with all financial covenant requirements under this revolving line of credit at December 31, 2007.

On March 7, 2008, we amended our revolving line of credit. The amendment eliminates the covenant to maintain a ratio of cash flow to fixed charge obligations, changes the variable interest rate from a range of 150 to 175 basis points to 175 basis points over the one-month LIBOR and changes the maturity from May 31, 2009 to December 31, 2008.

We have a floor plan line of credit with a floor plan lender providing a committed credit facility of $35,000,000 with a variable interest rate of prime plus 25 basis points (7.8% at December 31, 2007). Individual advances mature between 360 days and 720 days based on the aging of the Company’s inventory of homes. The floor plan line of credit is partially recourse to the Company and at December 31, 2007, $3,013,000 of the outstanding balance under the floor plan was recourse to the Company. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $18,698,000. The financial covenants of the floor plan line of credit require the Company to maintain a tangible net worth of $90,000,000 and to maintain a debt to net worth ratio of not more than 2.0 to 1.0, among others. The Company believes it was in compliance with all financial covenant requirements under this floor plan facility at December 31, 2007. The floor plan lender’s commitment to fund future inventory purchases expires in September 2009. At December 31, 2007, $23,086,000 was outstanding, and approximately $11,914,000 was available under the floor plan facility. If the new homes sales environment continues to deteriorate in 2008, we may not achieve our financial covenants under our credit facility. If we do not achieve our financial covenants and do obtain a waiver from our lender, the lender could place restrictions upon us that could adversely affect our operations, liquidity, and could potentially foreclose on the collateral securing the credit facility.

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

Operating Activities

Our net cash provided by operating activities was $12.5 million for the year ended December 31, 2007 compared to $12.9 million during the same period in 2006. The $0.4 million decrease was the result of:

•	$6.5 million decrease in home sales income

•	$1.6 million increase in interest costs

•	$0.4 million decrease in income from discontinued operations

•	$0.4 million increase in general and administrative expenses

•	$0.1 million decrease in other income, and a

•	$1.1 million decrease in cash provided by operating assets and liabilities as a result of changes in business volumes, all partially offset by a

•

$6.8 million decrease in cash used to fund inventory in 2007 as compared to the cash used to fund inventory increases in 2006. This decrease is a result of maintaining lower inventory levels in 2007 as compared to 2006, and a

•	$2.9 million increase in property operating income.

Investing Activities

During the year ended December 31, 2007, the net cash used in investing activities was $11.9 million, compared with $87.9 million net cash used during the same period in 2006. The $76.0 million decrease in net cash used for investing activities is primarily the result of:

•	$43.6 million decrease in expenditures related to the purchase of new development communities in 2006,

•	$20.7 million decrease in expenditures for development and improvements in the 2007 period as compared to the 2006,

•	$11.2 million increase in proceeds from sale of real estate, in 2007,

•	$1.3 million decrease in expenditures for fixed assets classified as other assets, and a

•	$0.5 million decrease in expenditure for capital replacements, all partially offset by a

•	$1.3 million increase in capitalized interest.

Financing Activities

Net cash used in financing activities was $0.3 million for the year ended December 31, 2007 compared with net cash provided during the same period in 2006 of $73.4 million.

The $73.7 million decrease in cash provided by financing activities is primarily the result of:

Decreases

•	$79.5 million decrease in proceeds from secured notes payable,

•	$4.6 million decrease as a result of repurchasing common stock, and a

•	$1.6 million decrease in proceeds from stock options exercised.

Increases

•	$10.4 million increase in net proceeds from secured credit facilities, and a

•	$0.8 million decrease in payment of loan costs.

•	$0.8 million decrease in payments to escrow accounts.

For 2007, 2006, and 2005, our net cash flows were as follows (in thousands):

	2007	2006	2005
Net cash provided by operating activities	$12,522	$12,919	$20,712
Net cash used in investing activities	(11,892)	(87,904)	(53,144)
Net cash (used in) provided by financing activities	(342)	73,443	33,407

FUNDS FROM OPERATIONS

One of the measures we use to analyze our economic profitability is FFO less annual capital replacement spending for developed home sites. For the year ended December 31, 2007, our capital replacement spending averaged $126 per developed home site.

We believe that the presentation of FFO, when considered with the financial data determined in accordance with GAAP, provides a useful measure of our performance. We use FFO in measuring our operating performance because we believe that the items that result in a difference between FFO and net income have a different impact to the ongoing operating performance of a real estate company than to other businesses. FFO should not be considered an alternative to net income or net cash flows from operating activities, as calculated in accordance with GAAP, as an indication of our performance or as a measure of liquidity. FFO is not necessarily indicative of cash available to fund our cash needs, including our ability to make distributions, since FFO does not consider recurring capital expenditures, debt maturities or other capital expenditure commitments of the Company. The Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss), computed in accordance with U. S. generally accepted accounting principles, excluding gains and losses from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We calculate FFO beginning with the NAREIT definition as further adjusted for the minority interest in the Operating Partnership owned by persons other than us. Our basis of computing FFO is not necessarily comparable with that of other REITs.

For 2007, 2006 and 2005, our FFO was as follows (in thousands):

	2007	2006	2005
Net income	$14,356	$11,691	$11,950
Minority interest in Operating Partnership	651	1,380	1,562
Real estate depreciation	4,957	4,248	3,395
Casualty gain	—	—	(237)
Income tax benefit	—	—	(600)
Discontinued operations:
Real estate depreciation, net of minority interest	64	165	161
Minority interest in Operating Partnership attributed to discontinued operations	1,181	170	54
Gain on sale of real estate	(10,302)	(1,006)	—

FFO	10,907	16,648	16,285
Cumulative preferred stock dividends	(1,938)	(1,938)	(1,647)

FFO available to common stockholders and OP Unit holders	$8,969	$14,710	$14,638

Weighted average common shares, common share equivalents and OP Units outstanding	8,916	8,876	8,630

CONTRACTUAL OBLIGATIONS

The following table summarizes information contained in Management’s Discussion and Analysis of Financial Condition and Results of Operation and in the notes to the consolidated financial statements contained in Item 8 of this Annual Report regarding contractual obligations and commitments as of December 31, 2007 (amounts in thousands):

	2008	2009 and 2010	2011 and 2012	2013 and thereafter	Total
Scheduled notes payable principal payments	$3,145	$7,494	$8,220	$26,105	$44,964
Balloon maturities of secured notes payable	2,661	—	32,490	159,855	195,006
Secured credit facilities	7,846	—	—	—	7,846
Floor plan(1)	11,484	11,602	—	—	23,086
Construction contracts	1,449	—	—	—	1,449
Purchase commitments	303	—	—	—	303
Lease commitments	294	107	9	—	410

Total	$27,182	$19,203	$40,719	$185,960	$273,064

(1)	Committed three-year facility whose individual advances mature at different dates between 360 and 720 days from the date of each advance.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk is changes in interest rates relating to our various debt instruments and borrowings. As compared to December 31, 2006 our exposure to changes in interest rates at December 31, 2007 for repricing and refunding as to unpaid principal balances (i) decreased from $175.1 million to $172.9 million for partially amortizing secured notes payable; (ii) increased from $11.4 million to $22.1 million for variable rate secured notes payable; (iii) increased from $14.8 million to $23.1 million for variable rate secured floor plan facility; and (iv) increased from $5.3 million to $7.8 million for variable rate secured mortgage credit facility. The following is a discussion of the potential impact of changes in interest rates on our debt instruments at December 31, 2007.

We have $9.9 million of fixed rate, fully amortizing, non-recourse, secured notes payable. We do not have exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $208.0 million of fixed rate, partially amortizing, non-recourse, secured notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed. We have repricing and refunding risks as to the unpaid balance on these notes of $172.9 million due at maturity between 2008 and 2021, with an average maturity of 8.82 years.

We have $22.1 million of interest only, non-recourse, secured notes payable. These variable rate loans bear interest at the three-month LIBOR plus 1.15% and 1.75%, respectively. If LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $221,000 due to an increase in interest expense based on the outstanding balance at December 31, 2007. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

As of December 31, 2007, the scheduled principal amortization and maturity payments for the Company’s secured notes payable and secured notes payable are as follows (in thousands):

Year	Amortization	Maturities	Total
2008	$3,145	$2,661	$5,806
2009	3,625	—	3,625
2010	3,869	—	3,869
2011	4,018	21,740	25,758
2012	4,202	10,750	14,952
Thereafter	26,105	159,855	185,960

			$239,970

We have a revolving line of credit with a bank that bears interest at a variable rate ranging from 150 to 175 basis points over the one-month LIBOR rate. If the LIBOR rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $78,000 due to an increase in interest expense on this line of credit, based on the approximately $7.8 million outstanding balance at December 31, 2007. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note in 2009.

We have a secured floor plan facility that bears interest at the lender’s prime rate plus 25 basis points. If the lender’s prime rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $231,000 due to an increase in interest expense on this line of credit, based on the approximate $23.1 million outstanding balance at December 31, 2007. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

Item 8.	Financial Statements and Supplementary Data.

The reports of independent auditors, consolidated financial statements and schedule listed in the accompanying index are filed as part of this Annual Report and incorporated herein by reference. See “Index to Financial Statements” on page F-1.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

The effectiveness of the company’s internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm. The report appears under the “Report of Independent Registered Public Accounting Firm” on F-3.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item will be presented under the caption “Directors and Officers of the Company,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance” in the Company’s proxy statement for its 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation.

The information required by this item will be presented under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Potential Payments Upon Termination or Change in Control” and “Director Compensation,” “Corporate Governance-Compensation Committee Interlocks and Insider Participation,: and Compensation Committee Report” in the Company’s proxy statement for its 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s proxy statement for its 2008 annual meeting of stockholders and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be presented under the captions “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” in the Company’s proxy statement for its 2008 annual meeting of stockholders and is incorporate herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item will be presented under the caption “Company’s Relationship with Independent Auditors” in the Company’s proxy statement for its 2008 annual meeting of stockholders and is incorporated herein by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

1.	Financial Statements.

The financial statements are listed in the Index to Financial Statements on page F-1.

2.	Financial Statement Schedules.

The financial statement schedule is listed in the Index to Financial Statements on page F-1.

3.	Exhibits.

The exhibits are listed in the Exhibit Index, which begins on page 58.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LAND LEASE, INC. (Registrant)

Date: March 11, 2008	By	/s/ TERRY CONSIDINE
Terry Considine
Chairman and Chief Executive Officer

Date: March 11, 2008	By	/s/ ROBERT G. BLATZ
Robert G. Blatz
President and Chief Operating Officer

Date: March 11, 2008	By	/s/ SHANNON E. SMITH
Shannon E. Smith
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ THOMAS L. RHODES Thomas L. Rhodes	Director and Vice Chairman	March 11, 2008

/s/ BRUCE D. BENSON Bruce D. Benson	Director	March 11, 2008

/s/ THOMAS HARVEY Thomas Harvey	Director	March 11, 2008

/s/ BRUCE E. MOORE Bruce E. Moore	Director	March 11, 2008

/s/ TODD W. SHEETS Todd W. Sheets	Director	March 11, 2008

EXHIBIT INDEX

Exhibit No.	Description
2.1	Second Amended and Restated Agreement and Plan of Merger, dated as of June 2, 2000, by and between the Registrant and Commercial Assets, Inc. (incorporated herein by reference to Annex A to the Registrant’s Joint Proxy Statement/Prospectus filed on June 13, 2000).*

3.1	Third Amended and Restated Certificate of Incorporation of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on May 4, 2005).

3.2	Fourth Amended and Restated By-laws of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8K filed on April 5, 2005).

4.1	Waiver regarding stock ownership restrictions between the Registrant and Terry Considine, dated August 11, 2000 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 12, 2007).

4.2	Waiver regarding stock ownership restrictions between the Registrant and Asset Investors Operating Partnership, L.P., dated August 11, 2000 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 12, 2007).

4.3	Certificate of Designations for 7.75% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 22, 2005).

4.4	Form of Stock Certificate for 7.75% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 22, 2005).

10.1	Agreement of Limited Partnership of Asset Investors Operating Partnership, L.P., dated as of April 30, 1997 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 10, 2006).

10.2	Amendment to the Agreement of Limited Partnership of Asset Investors Operating Partnership, L.P., dated as of April 1, 2000 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 10, 2006).

10.3	Second Amendment to the Agreement of Limited Partnership of Asset Investors Operating Partnership, L.P., dated as of May 3, 2002 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 10, 2006).

10.4	Third Amendment of the Agreement of Limited Partnership of Asset Investors Operating Partnership, L.P., dated as of February 23, 2005 (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on March 10, 2006).

10.5	1998 Stock Incentive Plan (As Amended) of the Registrant (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2006). **

10.6	Form of Incentive Stock Option Agreement under the 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2006). **

10.7	Form of Restricted Stock Agreement under the 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 9, 2006). **

Exhibit No.	Description
10.8	Promissory Note entered into by and among Wachovia Bank, N.A., Asset Investors Operating Partnership, L.P., Community Savanna Club Joint Venture, AIOP Lost Dutchman Notes, L.L.C. and Community Brentwood Joint Venture (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 10-K filed on January 4, 2007).

10.9	Amended and Restated Renewal Secured Promissory Note, dated June 1, 2006, by and between Transamerica Occidental Life Insurance Company, and Crystal Bay, L.L.C. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q for the fiscal quarter ended June 30, 2006, filed on August 9, 2006).

10.10	Amended and Restated Wholesale Security Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 22, 2006).

10.11	Form of Amendment to Stock Option Agreement under the 1998 Stock Incentive Plan dated May 8, 2007 (filed herewith).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of COO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of COO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.3	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

*	We agree to furnish to the SEC, upon request, a copy of each exhibit to this Second Amended and Restated Agreement and Plan of Merger.

**	Management contract or compensatory plan or arrangement.

INDEX TO FINANCIAL STATEMENTS

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of American Land Lease, Inc.

We have audited American Land Lease, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (the COSO criteria). American Land Lease, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying financial statements. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, American Land Lease, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Land Lease, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 5, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Tampa, Florida

March 5, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

American Land Lease, Inc.

We have audited the accompanying consolidated balance sheets of American Land Lease, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Land Lease, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes B and I to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment, on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Land Lease Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Certified Public Accountants

Tampa, Florida

March 5, 2008

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2007	2006
ASSETS
Real estate, net of accumulated depreciation of $31,842 and $29,068, respectively, including real estate under development of $122,403 and $110,682, respectively	$399,517	$383,006
Cash and cash equivalents	541	253
Inventory	20,084	22,827
Other assets, net	16,391	15,969

Total Assets	$436,533	$422,055

LIABILITIES
Secured notes payable	$239,970	$235,567
Secured credit facilities	30,932	20,059
Accounts payable and accrued liabilities	9,288	13,216

	280,190	268,842

MINORITY INTEREST IN OPERATING PARTNERSHIP	17,339	16,502
STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share, 3,000 shares authorized; 1,000 and 1,000 shares issued and outstanding, respectively	25,000	25,000
Common stock, par value $.01 per share; 12,000 shares authorized; 9,485 and 9,390 shares issued, respectively; 7,553 and 7,664 shares outstanding (excluding treasury stock), respectively	95	94
Additional paid-in capital	293,821	291,460
Dividends in excess of accumulated earnings	(148,749)	(153,231)
Treasury stock, 1,932 and 1,726 shares at cost, respectively	(31,163)	(26,612)

	139,004	136,711

Total Liabilities and Stockholders’ Equity	$436,533	$422,055

See notes to Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	For the Years Ended December 31,
	2007	2006	2005
RENTAL PROPERTY OPERATIONS
Rental and other property revenues	$37,587	$33,756	$29,113
Golf course operating revenues	1,064	1,086	956

Total property operating revenues	38,651	34,842	30,069
Property operating expenses	(12,596)	(11,769)	(10,256)
Recovery of expenses from casualty events	—	—	150
Golf course operating expenses	(1,369)	(1,347)	(1,341)

Total property operating expenses	(13,965)	(13,116)	(11,447)
Depreciation	(4,957)	(4,248)	(3,395)

Income from rental property operations	19,729	17,478	15,227

SALES OPERATIONS
Home sales revenue	27,264	47,238	51,450
Cost of home sales	(19,551)	(31,525)	(35,508)

Gross profit on home sales	7,713	15,713	15,942
Commissions earned on brokered sales	248	454	653
Commissions paid on brokered sales	(105)	(220)	(362)

Gross profit on brokered sales	143	234	291
Selling and marketing expenses	(9,121)	(10,560)	(10,593)

(Loss) income from sales operations	(1,265)	5,387	5,640

General and administrative expenses	(4,292)	(3,995)	(3,353)
Interest and other income	207	293	23
Casualty gain	—	—	237
Interest expense	(8,699)	(7,378)	(5,258)

Income before taxes, minority interest in Operating Partnership and discontinued operations	5,680	11,785	12,516
Income tax benefit	—	—	600

Income before minority interest in Operating Partnership and discontinued operations	5,680	11,785	13,116
Minority interest in Operating Partnership	(651)	(1,380)	(1,562)

Income from continuing operations	5,029	10,405	11,554

DISCONTINUED OPERATIONS
Discontinued operations	270	615	611
Depreciation on discontinued operations	(64)	(165)	(161)
Gain on disposition of discontinued real estate	10,302	1,006	—
Minority interest in Operating Partnership attributable to discontinued operations	(1,181)	(170)	(54)

Income from discontinued operations	9,327	1,286	396

Net income	14,356	11,691	11,950
Cumulative preferred stock dividends	(1,938)	(1,938)	(1,647)

Net income available to common stockholders	$12,418	$9,753	$10,303

Earnings per common share—basic:
Income from continuing operation (net of preferred stock dividends)	$0.40	$1.13	$1.37
Income from discontinued operations	1.22	0.17	0.05

Net income attributable to common stockholders	$1.62	$1.30	$1.42

Earnings per common share—diluted:
Income from continuing operation (net of preferred stock dividends)	$0.39	$1.08	$1.30
Income from discontinued operations	1.18	0.16	0.05

Net income attributable to common stockholders	$1.57	$1.24	$1.35

Weighted average common shares outstanding	7,661	7,487	7,263

Weighted average common shares and common share equivalents outstanding	7,923	7,883	7,648

Dividends declared per common share	$1.00	$1.00	$1.00

See notes to Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(in thousands)

					Additional Paid-In Capital	Notes Receivable on Common Stock Purchases	Deferred Compensation on Restricted Stock	Dividends in Excess of Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
BALANCES—DECEMBER 31, 2004	—	$—	9,082	$91	$286,649	$(748)	$(2,250)	$(157,697)	$(26,612)	$94,433
Net proceeds from issuance of preferred stock	1,000	25,000	—	—	(1,102)	—	—	—	—	23,898
Restricted stock issued	—	—	95	1	1,057	—	(1,058)	—	—	—
Correction of previously issued restricted stock	—	—	—	—	(716)	—	716	—	—	—
Exercise of options	—	—	164	1	2,251	—	—	—	—	2,252
Equity compensation granted to the Board of Directors	—	—	5	—	120	—	—	—	—	120
Equity in stock options	—	—	—	—	65	—	—	—	—	65
Repayment of notes receivable from officers	—	—	—	—	—	748	—	—	—	748
Stock-based compensation	—	—	—	—	—	—	941	—	—	941
Stock issuance cost	—	—	—	—	(100)	—	—	—	—	(100)
Net income	—	—	—	—	—	—	—	11,950	—	11,950
Dividends previously accounted for as compensation expense	—	—	—	—	—	—	—	(371)	—	(371)
Dividends paid—common stock	—	—	—	—	—	—	—	(7,542)	—	(7,542)
Dividends paid—preferred stock	—	—	—	—	—	—	—	(1,485)	—	(1,485)

BALANCES—DECEMBER 31, 2005	1,000	25,000	9,346	93	288,224	—	(1,651)	(155,145)	(26,612)	129,909
Exercise of options	—	—	163	2	2,455	—	—	—	—	2,457
Vesting of restricted stock	—	—	65	—	—	—	—	—	—	—
Equity compensation granted to the Board of Directors	—	—	5	—	140	—	—	—	—	140
Stock-based compensation	—	—	—	—	1,291	—	—	—	—	1,291
Stock issued for acquisition	—	—	39	1	999	—	—	—	—	1,000
SFAS 123R adjustment	—	—	(228)	(2)	(1,649)	—	1,651	—	—	—
Net income	—	—	—	—	—	—	—	11,691	—	11,691
Dividends paid—common stock	—	—	—	—	—	—	—	(7,839)	—	(7,839)
Dividends paid—preferred stock	—	—	—	—	—	—	—	(1,938)	—	(1,938)

BALANCES—DECEMBER 31, 2006	1,000	25,000	9,390	94	291,460	—	—	(153,231)	(26,612)	136,711
Exercise of options	—	—	61	1	896	—	—	—	—	897
Vesting of restricted stock	—	—	27	—	—	—	—	—	—	—
Equity compensation granted to the Board of Directors	—	—	7	—	194	—	—	—	—	194
Purchase of treasury stock	—	—	—	—	—	—	—	—	(4,551)	(4,551)
Stock-based compensation	—	—	—	—	1,271	—	—	—	—	1,271
Net income	—	—	—	—	—	—	—	14,356	—	14,356
Dividends paid—common stock	—	—	—	—	—	—	—	(7,936)	—	(7,936)
Dividends paid—preferred stock	—	—	—	—	—	—	—	(1,938)	—	(1,938)

BALANCES—DECEMBER 31, 2007	1,000	$25,000	9,485	$95	$293,821	$—	$—	$(148,749)	$(31,163)	$139,004

See notes to Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,356	$11,691	$11,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,160	5,605	4,639
Revenue recognized related to acquired lease obligations	(540)	(298)	(63)
Stock-based compensation	1,255	1,309	918
Minority interest in Operating Partnership	651	1,380	1,562
Minority interest in Operating Partnership attributable to discontinued operations	1,181	170	54
Casualty gain	—	—	(237)
Gain on disposition of real estate assets	(10,302)	(1,006)	—
Decrease (increase) in inventory	2,743	(4,068)	(1,971)
Net change in operating assets and liabilities	(2,982)	(1,864)	3,860

Net cash provided by operating activities	12,522	12,919	20,712

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	16,055	4,840	—
Proceeds from casualty gain	—	—	237
Purchase of real estate	—	(43,611)	(15,822)
Capital replacements	(1,174)	(1,703)	(1,234)
Hurricane capital replacements	—	—	(800)
Additions to real estate, including development	(16,840)	(37,606)	(28,737)
Additions to fixed assets other than real estate classified as other assets	(532)	(1,806)	(1,335)
Capitalized interest	(8,992)	(7,620)	(5,554)
Notes receivable advances	(761)	(719)	(6)
Proceeds from notes receivable	352	321	107

Net cash used in investing activities	(11,892)	(87,904)	(53,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from secured credit facilities	116,028	81,485	70,669
Payments on secured credit facilities	(105,155)	(81,095)	(75,644)
Proceeds from secured notes payable	15,330	89,159	27,623
Principal payments on secured notes payable for real estate sold	(7,950)	(2,268)	—
Principal payments on secured notes payable	(2,977)	(2,980)	(3,305)
Payments of deferred financing costs	(1,096)	(1,959)	(2,413)
Payments to escrow funds	(378)	(988)	(807)
Collections of escrowed funds	379	402	864
Stock issuance costs	—	—	(100)
Proceeds from stock options exercised	897	2,457	2,252
Net proceeds from issuance of preferred stock	—	—	23,898
Purchase of treasury stock	(4,551)	—	—
Collections of notes receivable on common stock purchases	—	—	748
Dividends previously expensed as compensation	—	—	(371)
Payments of common stock dividends	(7,936)	(7,839)	(7,542)
Payments of preferred stock dividends	(1,938)	(1,938)	(1,485)
Distributions to minority interest in Operating Partnership	(995)	(993)	(980)

Net cash (used in) provided by financing activities	(342)	73,443	33,407

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	288	(1,542)	975
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	253	1,795	820

CASH AND CASH EQUIVALENTS AT END OF YEAR	$541	$253	$1,795

See notes to Consolidated Financial Statements

AMERICAN LAND LEASE, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

A.	The Company

American Land Lease, Inc. (“ANL”) is a Delaware corporation that owns home sites leased to owners of homes situated on the leased land and operates the communities composed of these homes. ANL has elected to be taxed as a real estate investment trust (“REIT”). ANL’s preferred stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol “ANLPRA.” ANL’s common stock, par value $0.01 per share, is listed on the New York Stock Exchange under the symbol “ANL.” In May 1997, ANL contributed its net assets to Asset Investors Operating Partnership, L.P. (the “Operating Partnership”) in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership’s initial capital. Except as the context requires, “we,” “our,” “us” and the “Company” refer to ANL, the Operating Partnership and all majority-owned subsidiaries.

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid, if any, to holders of ANL’s common stock. After holding the OP Units for one year, limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of ANL’s common stock in lieu of cash. At December 31, 2007, the Operating Partnership had approximately 993,000 OP units outstanding, excluding those owned by ANL, and ANL owned 89% of the Operating Partnership.

As of December 31, 2007, based on total home sites, 72% of the Company’s portfolio of residential land lease communities is located in Florida, 24% in Arizona and 4% in Alabama.

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

The Company applies Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003), an interpretation of ARB No. 51, (“FIN 46R”). The objective of FIN 46R is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns if they occur, or both (i.e., the primary beneficiary). The Company has applied FIN 46R guidance as required.

Real Estate and Depreciation

The Company capitalizes direct costs associated with the acquisition of consolidated properties as a cost of the assets acquired, and such direct costs are depreciated over the estimated useful lives of the related assets. In accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations,

(“SFAS 141”), the Company allocates the purchase price of real estate to land, land improvements, buildings, furniture, fixtures, equipment and intangibles, such as the value of above and below market leases and origination costs associated with the in-place leases. In order to allocate purchase price on these various components, the Company performs the following procedures for properties acquired:

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

The values of the above and below market leases are amortized and recorded as either an increase (in the case of below market leases) or a decrease (in the case of above market leases) to rental income over the estimated remaining expected terms of the associated leases (including fixed rate renewal periods for below market leases). The value of below market leases is reported in “accounts payable and accrued liabilities” in the consolidated balance sheets. At December 31, 2007, the unamortized below market lease intangible was $2,104,000.

The remaining unamortized balance of the below market lease intangible will be amortized, as an increase to rental revenues, as follows:

Year	Amortization
2008	$433,000
2009	395,000
2010	355,000
2011	274,000
2012	60,000
Thereafter	587,000

$2,104,000

Weighted Average Amortization period	5.9 Years

If residents vacate their home site prior to the effective term of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. Amortization expense is recorded over the expected remaining terms of the associated leases for the values associated with avoided leasing commissions, other costs that were incurred to execute leases and the value associated with lost rents during the absorption period.

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

Interest incurred relating to the development of communities is capitalized during the development period. The Company’s strategy is to master plan, develop and build substantially all of the home sites in its communities. Accordingly, substantially all projects excluding finished lots where the home is available for occupancy are undergoing development. The Company capitalized interest of approximately $8,992,000, $7,620,000 and $5,554,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. There were no impairment losses recognized for the years ended December 31, 2007, 2006 and 2005.

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

Inventory

The Company, through a taxable subsidiary corporation, maintains an inventory of manufactured homes situated within its residential land lease communities. Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required that could have a significant impact on the Company’s results of operations and cash flows. As of December 31, 2007, approximately $9,453,000 of the Company’s total inventory investment of $20,084,000 was older than one year. The Company recorded charges of approximately $414,000, $407,000 and $396,000 for the years ended December 31, 2007, 2006 and 2005, respectively, to adjust inventory carrying amounts to market value.

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

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. Advertising expenses were $1,916,000, $2,287,000, and $2,535,000 for the years ended December 31, 2007, 2006 and 2005, respectively, and are included within golf course operating expenses and selling and marketing expenses in the consolidated statements of income.

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

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding during each year. Diluted earnings per share reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 262,000, 396,000 and 385,000 shares for the years ended December 31, 2007, 2006 and 2005, respectively. Vested and unvested stock options totaling 409,000, 0 and 0 shares for the years ended December 31, 2007, 2006, and 2005, respectively, have been excluded from diluted earnings per share as their effect would be anti-dilutive.

Stock-based Compensation

The Company used the Black-Scholes-Merton formula to estimate the fair value of stock options and used the closing stock price at date of grant for time-based restricted stock for the years ended December 31, 2007, 2006 and 2005. In 2007, the Company changed its valuation model for its market-based restricted stock from a barrier option model to a Monte Carlo model. The Company reviewed various models in 2007 and determined that the output derived from the Monte Carlo model is more reflective of the economic substance of the Company’s market-based restricted award. The change in valuation model to estimate the fair value of the market-based awards did not have a material effect on the consolidated financial statements for the year ended December 31, 2007. Stock-based compensation is reported in selling and marketing expenses and general and administrative expenses in the accompanying consolidated statements of income.

Treasury Stock

On October 17, 2000, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding common stock. The timing of stock purchases is at the discretion of management. The Company repurchased 206,000, 0 and 0 shares for the years ended December 31, 2007, 2006 and 2005, respectively. The Company has repurchased approximately 783,000 shares as of December 31, 2007, pursuant to this authorization.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires all components of comprehensive income be reported in the consolidated financial statements in the period in which they are recognized. For all periods reported, the Company’s comprehensive income is equal to its net income reported in the accompanying consolidated statements of income.

Depreciation of Personal Property

Depreciation of personal property is reported in property operating expenses, golf operating expenses, selling and marketing expenses, or general and administrative expenses, based upon the use of the associated asset. The Company recorded depreciation expense relating to personal property of $462,000, $481,000 and $452,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Depreciation is computed using the straight-line method over an estimated useful life of 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Statements of Cash Flows

The Company considers cash maintained in bank accounts, money market funds and highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents. The Company made interest payments of $17,216,000, $14,415,000 and $10,768,000 for 2007, 2006 and 2005, respectively, of which $8,992,000, $7,620,000 and $5,554,000 for 2007, 2006 and 2005 was capitalized, respectively.

Non-cash investing and financing activities for 2007, 2006 and 2005 were as follows (in thousands):

	2007	2006	2005
Issuance of Common Stock for:
Acquisition of an age-restricted residential land lease community	$—	$1,000	$—
Services by employees and directors	$194	$122	$462
Real estate acquired:
By assumption of below market leases	$—	$2,774	$—
By issuance of OP Units	$—	$—	$563

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

Fair Value of Financial Instruments

The aggregate fair value of cash and cash equivalents, receivables, accounts payable and accrued liabilities and secured credit facilities as of December 31, 2007 approximates their carrying value due to their relatively short-term nature. Management further believes that the fair value of variable rate secured notes payable approximates their carrying value. For the Company’s fixed rate secured notes payable, fair values have been based on estimates using present value techniques. These techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the calculated estimates of fair value cannot be substantiated by comparison to independent market quotes and, in many cases, may not be realized in immediate settlement of the instruments. The estimated fair value of the Company’s secured notes payable was $243,747,000 and $243,114,000 at December 31, 2007 and 2006, respectively, as compared to the carrying value of $239,970,000 and $235,567,000 at December 31, 2007 and 2006, respectively.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”), certain reclassifications have been made in the 2006 and 2005 consolidated financial statements to present the operations of discontinued operations for all periods presented. Such reclassifications have no material effect on the amounts as originally presented.

C.	Real Estate

Real estate at December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Land	$92,664	$89,124
Land improvements and buildings	338,695	322,950

	431,359	412,074
Less accumulated depreciation	(31,842)	(29,068)

Real estate, net	$399,517	$383,006

The Company’s real estate investment consists of land, land improvements, and buildings. Buildings consist primarily of clubhouses at its residential land lease communities maintained as amenities for resident use. A majority of the Company’s investment in land improvements consists of long-lived assets such as lateral infrastructure at its residential land lease communities including sanitary sewer and storm water collection systems, potable water supply systems, roads and walkways. The balance of land improvements consists of assets with shorter lives such as marinas, fencing, swimming pools, spas, shuffleboard courts, tennis courts and other resident amenities. Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements and 5 to 50 years for buildings.

D.	Secured Notes Payable

The following table summarizes the Company’s secured notes payable (in thousands):

	2007	2006
Fixed rate, ranging from 7.86% to 8.20%, fully amortizing, non-recourse notes maturing at various dates from 2015 through 2020	$9,882	$10,467
Fixed rate, ranging from 5.48% to 7.75%, partially amortizing, non-recourse notes maturing at various dates from 2008 through 2021	207,982	213,744
Variable rate, at the three-month LIBOR plus 115 to 175 basis points, interest only non-recourse notes maturing at various dates from 2011 through 2012	22,106	11,356

	$239,970	$235,567

On May 3, 2007, the Company issued a $4,580,000 partially amortizing non-recourse mortgage note payable with a fixed rate of 5.89% and blended the new note with an existing $15,770,000 note, resulting in a blended and restated $20,350,000 note payable with a blended fixed rate of 5.99% maturing on February 1, 2016.

On August 15, 2007, the Company issued a $3,700,000 interest only non-recourse mortgage note payable with a variable rate of three-month LIBOR plus 115 basis points adjusted quarterly, currently at 6.35%, maturing on September 1, 2012.

On August 15, 2007, the Company issued a $7,050,000 interest only non-recourse mortgage note payable with a variable rate of three-month LIBOR plus 115 basis points adjusted quarterly, currently at 6.35%, maturing on September 1, 2012.

The scheduled principal amortization and maturity payments for the Company’s notes payable at December 31, 2007 are as follows (in thousands):

Year	Amortization	Maturities	Total
2008	$3,145	$2,661	$5,806
2009	3,625	—	3,625
2010	3,869	—	3,869
2011	4,018	21,740	25,758
2012	4,202	10,750	14,952
Thereafter	26,105	159,855	185,960

			$239,970

E.	Secured Credit Facilities

The Company has a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at a variable rate ranging from 150 to 175 points over the one-month LIBOR rate (6.6% at December 31, 2007 and 7.0% at December 31, 2006). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco County, Florida and Maricopa County, Arizona with a net book value of $43,264,000. The revolving line of credit matures in May 2009. At December 31, 2007, $7,846,000 was outstanding and $8,154,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. Based on the application of the borrowing base calculation, as of December 31, 2007, $8,154,000 was available to the Company. The line of credit also includes certain financial covenants that require the Company to maintain a ratio of cash flow (as defined by the lender) to fixed charge obligations (as defined by the lender) of not less than .85 to 1.0 during fiscal year 2007, and 1.0 to 1.0 during fiscal year 2008; to maintain an adjusted tangible net worth (as defined by the lender) of $150,000,000 and to maintain a debt to adjusted tangible net worth ratio of not more than 1.75 to 1.0, among others. The Company believes it was in compliance with all financial covenant requirements under this revolving line of credit at December 31, 2007.

The Company has a floor plan line of credit with a floor plan lender providing a committed credit facility of $35,000,000 with a variable interest rate linked to the lender’s prime rate plus 25 basis points (7.8% at December 31, 2007 and 8.5% at December 31, 2006). Individual advances mature between 360 days and 720 days based on the aging of the Company’s inventory. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $18,698,000. At December 31, 2007, approximately $23,086,000 was outstanding, of which $3,013,000 was recourse to the Company, and approximately $11,914,000 was available under the floor plan credit facility. The financial covenants of the floor plan line of credit require the Company to maintain a tangible net worth of $90,000,000, to maintain a cash flow ratio of 1.1 to 1.0 and to maintain a debt to net worth ratio of not more than 2.0 to 1.0, among others. The floor plan lender’s commitment to fund future inventory purchases expires in September 2009. The Company believes it was in compliance with all financial covenant requirements under this floor plan facility at December 31, 2007.

F.	Commitments and Contingencies

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

Commitments

In the ordinary course of business, the Company has entered into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of residential land lease communities. The unpaid balance of these contracts remaining at December 31, 2007 is approximately $1,449,000.

As of December 31, 2007, the Company’s outstanding purchase obligations with manufacturers of homes to be constructed in the Company’s communities totaled $303,000.

During 2007, the Company issued a construction loan to a development company in Arizona. The maximum aggregate amount of advances available under the construction loan is $8,080,000, subject to certain inventory level restrictions provided for in the loan documents that limit the aggregate amount of advances outstanding at any given time. The proceeds of the loan are to be used exclusively to develop a community for the Company in Mesa, Arizona. At December 31, 2007, the application of the inventory restriction limits the additional funds available to the development company to approximately $3,580,000. At December 31, 2007, approximately $661,000 was outstanding under the construction loan.

G.	Segment Reporting

The Company has two reportable segments: real estate (ownership of land leases, land development, investment acquisition and disposition) and home sales (sale of homes, both new and used, to be sited on land owned by the Company). The real estate segment consists of residential land lease communities that generate rental and other property related income through the leasing of land to residents that are unaffiliated with the Company. The home sales segment sells manufactured homes to customers that are unrelated to the Company.

The homes sold by the home sales segment are situated on land within the Company’s portfolio of rental property. The customers of the home sales business become residents of the Company’s real estate segment coincident with the sale of a home, at which time the customer enters into a lease with the real estate segment. The chief operating decision maker assesses the performance of the real estate segment using, among other measures, net operating income excluding depreciation as a key measurement of segment profit or loss. The chief operating decision maker assesses the performance of the home sales segment using, among other measures, contribution margin, excluding allocated corporate expenses as the best measure of the segments performance. Segment operating income is generally defined as segment revenues less direct segment operating expenses.

Non-segment revenue used to reconcile total revenue consists primarily of interest income and other income. Non-segment assets used to reconcile to total assets include cash and cash equivalents, cash in escrows, accounts receivable, prepaid expenses, investments, deferred charges and other assets. Overhead expenses, such as administrative expenses, are allocated to each segment based upon management’s best estimate of the resources utilized in the management and operations of each segment. The accounting policies of the segments are the same as those described in Note B.

The revenues, net income (loss), and assets for each of the reportable segments are summarized in the following tables for 2007, 2006 and 2005 (in thousands):

	Year Ended December 31, 2007
	Real Estate	Home Sales	Corporate, (not allocated to segments)	Consolidated
Rental and other property revenues, net	$38,651	$—	$—	$38,651
Home sales revenues	—	27,512	—	27,512

Total revenues	38,651	27,512	—	66,163
Operating expenses of real estate segment	(13,965)	—	—	(13,965)

Net operating income gross profit for real estate segment	24,686	—	—	24,686
Home sales contribution margin	—	(1,265)	—	(1,265)
Adjustments to arrive at net income:
Depreciation	(4,957)	—	—	(4,957)
General and administrative expenses	(2,481)	(1,798)	(13)	(4,292)
Interest expense	—	—	(8,699)	(8,699)
Interest and other income	—	—	207	207
Income from discontinued operations	9,327	—	—	9,327
Minority interest in earnings	—	—	(651)	(651)

Net income (loss)	$26,575	$(3,063)	$(9,156)	$14,356

Assets	$410,215	$24,403	$1,915	$436,533

Capital additions to:
Real estate	$25,832	$—	$—	$25,832
Capital replacements—real estate	812	—	—	812
Capital replacements—other assets	362	—	—	362
Other assets	228	289	15	532

Total	$27,234	$289	$15	$27,538

	Year Ended December 31, 2006
	Real Estate	Home Sales	Corporate, (not allocated to segments)	Consolidated
Rental and other property revenues, net	$34,842	$—	$—	$34,842
Home sales revenues	—	47,692	—	47,692

Total revenues	34,842	47,692	—	82,534
Operating expenses of real estate segment	(13,116)		—	(13,116)

Net operating income gross profit for real estate segment	21,726	—	—	21,726
Home sales contribution margin	—	5,387	—	5,387
Adjustments to arrive at net income:
Depreciation	(4,248)	—	—	(4,248)
General and administrative expenses	(1,733)	(2,248)	(14)	(3,995)
Interest expense	—	—	(7,378)	(7,378)
Interest and other income	—	—	293	293
Income from discontinued operations	1,286	—	—	1,286
Minority interest in earnings	—	—	(1,380)	(1,380)

Net income	$17,031	$3,139	$(8,479)	$11,691

Assets	$388,385	$32,885	$784	$422,055

Capital additions to:
Real estate	$93,802	$—	$—	$93,802
Capital replacements—real estate	1,389	—	—	1,389
Capital replacements—other assets	314	—	—	314
Other assets	1,251	503	52	1,806

Total	$96,756	$503	$52	$97,311

	Year Ended December 31, 2005
	Real Estate	Home Sales	Corporate, (not allocated to segments)	Consolidated
Rental and other property revenues, net	$30,069	$—	$—	$30,069
Home sales revenues	—	52,103	—	52,103

Total revenues	30,069	52,103	—	82,172
Operating expenses of real estate segment	(11,447)	—	—	(11,447)

Net operating income gross profit for real estate segment	18,622	—	—	18,622
Home sales contribution margin	—	5,640	—	5,640
Adjustments to arrive at net income:
Depreciation	(3,395)	—	—	(3,395)
General and administrative expenses	(1,273)	(2,079)	(1)	(3,353)
Interest expense	—	—	(5,258)	(5,258)
Casualty gain	237	—	—	237
Interest and other income	—	—	23	23
Income tax benefit	—	—	600	600
Income from discontinued operations	396	—	—	396
Minority interest in earnings	—	—	(1,562)	(1,562)

Net income	$14,587	$3,561	$(6,198)	$11,950

Assets	$301,108	$25,064	$3,517	$329,689

Capital additions to:
Real estate	$51,529	$—	$—	$51,529
Capital replacements—real estate	790	—	—	790
Capital replacements—other assets	444	—	—	444
Other assets	596	740	34	1,370

Total	$53,359	$740	$34	$54,133

H.	Stocks and Dividends

Dividends

ANL’s common stock dividend and preferred stock dividend is set quarterly by ANL’s Board of Directors and is subject to change or elimination at any time. ANL paid yearly dividends on common stock of $1.00 per share for the years ended December 31, 2007, 2006 and 2005, respectively. ANL paid yearly dividends on preferred stock of $1.94 per share for the year ended December 31, 2007, $1.94 for the year ended December 31, 2006 and partial year dividends of $1.48 for the year ended December 31, 2005.

The Company deducts cumulative paid and unpaid preferred stock dividends from net income to arrive at income available to common stockholders. The Company deducted $1,938,000, $1,938,000 and $1,647,000 for the years ended December 31, 2007, 2006, and 2005, respectively, related to cumulative paid and unpaid preferred stock dividends.

The Company paid dividends to preferred and common stockholders and distributions to holders of OP Units, as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Dividends-common stockholders	$7,936	$7,839	$7,542
Dividends-preferred stockholders	1,938	1,938	1,485
Distributions—OP Units	995	993	980

Total	$10,869	$10,770	$10,007

Preferred Stock

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

I.	Stock-Based Compensation

The Company’s Plan provides for the issuance of up to 3,000,000 shares of common stock in the form of qualified and non-qualified stock options, stock appreciation rights, limited stock appreciation rights, restricted stock and deferred stock to its directors, officers, employees and consultants. As of December 31, 2007, the Company has granted awards of stock options and restricted stock under the Plan. The exercise price for stock options may not be less than 100% of the fair value of the shares of common stock at the date of grant. Stock options generally vest ratably over 4 to 5 years and have 10-year contractual terms. All outstanding stock options are non-qualified stock options. Restricted stock awards generally vest ratably over four years. The Company uses the straight-line method to recognize expense for plans with graded vesting. Restricted stock awards are entitled to receive dividends during the vesting period. In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock which are not expected to vest are charged to compensation expense in the period paid. As of December 31, 2007, there was approximately $2,080,000 of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 2.9 years. This expected cost does not include the impact of any future stock-based compensation awards. The Company recognized $1,255,000, $1,309,000 and $918,000 for the years ended December 31, 2007, 2006 and 2005, respectively, in stock-based compensation expense.

Stock Options

The fair value of each option award is estimated on the grant date using the Black-Scholes-Merton formula that uses the assumptions noted in the following table:

	2007	2006	2005
Risk free interest rates	4.13% - 4.71%	4.54%	4.07%
Expected dividend yield	3.62% - 4.00%	4.03%	4.33%
Volatility factor of the expected market price of ANL’s common stock	0.139 - 0.161	0.136	0.142
Expected life of options	5.0 - 7.0 years	7.0 years	8.5 years

The Company assumed lives of five to eight and a half years based on historical data and risk-free interest rates equal to the five or eight and a half year U.S. Treasury rates on the date the options were granted. In addition, the expected stock price volatility and dividends rates were estimated based upon historical experience.

Presented in the following table is a summary stock options activity for the year ended December 31, 2007:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,260	$18.87	4.05 Years
Granted	173	$27.02
Exercised	(61)	$14.73
Forfeited	(5)	$20.13

Outstanding at December 31, 2007	1,367	$20.08	3.83 Years	$(342,000)

Exercisable at December 31, 2007	976	$17.91	1.98 Years	$1,873,000

For the years ended December 31, 2007, 2006 and 2005, the weighted-average grant-date fair value of options granted was $3.29 per option, $2.84 per option and $2.36 per option, respectively. The total intrinsic value of the options exercised during the years ended December 31, 2007, 2006 and 2005 was $638,000, $1,653,000 and $1,373,000, respectively.

Restricted Stock

Pursuant to the Plan, the Company has awarded two general types of stock-based awards of restricted stock. The first type of award is a time-based award that vests based upon continued employment during the service period required for vesting, which is generally over a period of four years with graded vesting of 25% per year. The second type of award is a market-based award, also known as high performance shares (“HPS Shares”), that vests based upon attaining specific stock prices and total stockholder returns over the requisite service period. Restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to forfeiture within the vesting period.

The Company issued 19,000 and 18,500 shares as time-based awards of restricted stock to members of management for the years ended December 31, 2007, and 2006, respectively, with weighted average fair values per share of $24.58 and $24.80, respectively. The time-based awards of restricted stock were issued at the fair value of ANL’s common stock on the date of issuance. The fair value of such restricted stock is amortized to compensation expense over the vesting period.

A summary of the status of the Company’s nonvested time-based restricted stock as of December 31, 2006, and changes during 2007 is presented in the following table (share amounts in thousands):

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	54	$20.49
Granted	19	$24.58
Vested	(27)	$18.51
Forfeited	(5)	$19.75

Nonvested at December 31, 2007	41	$23.66

The total fair value of time-based restricted shares vested during the years ended December 31, 2007, 2006 and 2005 was $742,000, $821,000 and $751,000, respectively.

The Company issued 65,000 and 91,500 shares as market-based awards of restricted stock to members of management for the years ended December 31, 2007 and 2006, respectively. In 2007, the Company changed its valuation model for its market-based restricted stock from a barrier option model to a Monte Carlo model. The Company reviewed various models in 2007 and determined that the output derived from the Monte Carlo model is more reflective of the economic substance of the Company’s market-based restricted award. The Company applied risk free rates of 4.7% and 4.3% for the years ended December 31, 2007 and 2006, respectively, which were equal to the U.S. Treasury rates on the dates the market-based awards were granted with a maturity equal to the term of the award. Expected stock price volatility was estimated based upon historical experience. For the years ended December 31, 2007 and 2006, the Company used a volatility factor of 13.6% and 12.9%, respectively. The weighted average per share fair values of the market-based restricted stock was $7.38 and $8.09, for the years ended December 31, 2007 and 2006, respectively.

The fair value of the market-based awards of restricted stock is amortized to compensation expense over the requisite service period. The requisite service period for market-based restricted stock awards granted during the years ended December 31, 2007 and 2006 was three years for both grants. The principal terms of the market-based awards of restricted stock is more fully described below.

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

The 65,000 shares granted in 2007 have a final measurement date of December 31, 2009. The Equity REIT Index annual compounded total return over the trailing ten years as of December 31, 2006 was 14.5%. For the 2007 HPS Shares to fully vest, the actual total return over the three-year period is required to be 19.5%. If the actual total return is between 14.5% and 19.5%, then a ratable portion of the HPS shares would vest (for example, one half of the HPS Shares would vest if the actual total return is 17.0%). If the actual total return does not exceed 14.5%, all of the 2007 HPS Shares would be forfeited, but none of the dividends paid during the three-year period would be forfeited.

A summary of the status of the Company’s market-based restricted stock as of December 31, 2006, and changes during 2007 is presented in the following table (share amounts in thousands):

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	165	$8.51
Granted	65	$7.38
Forfeited	(75)	$8.99

Nonvested at December 31, 2007	155	$7.80

The total fair value of market-based restricted shares vested during the years ended December 31, 2007, 2006 and 2005 was $0, $853,000 and $1,185,000, respectively.

Effective January 1, 2006 upon the adoption of SFAS No. 123(revised December 2004), Share-Based Payment, the Company does not record the unamortized value of restricted stock as a debit within equity. In accordance with the EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Nonemployee, the equity instrument is recognized when vested and related compensation cost has been recognized.

Stock-Based Compensation Correction

In the first quarter of 2005, the Company reviewed its application of SFAS No. 123, Accounting for Stock-Based Compensation. (“SFAS 123”), and management determined that the accounting for certain aspects of its accounting for stock-based compensation was in error. The Company had previously valued certain awards of market-based restricted stock at the market value of the Company’s common stock at the date of issuance. These awards were determined to be target stock price awards that should have been recorded at fair value on the date of issuance. In addition, the Company had previously treated dividends paid on unvested shares of restricted stock as additional compensation expense until the vesting condition was satisfied. Under SFAS 123, only the dividends paid on non-vested awards that are not expected to vest are accounted for as additional compensation expense. The Company corrected these errors in first quarter 2005 to conform to the provisions of SFAS 123 for valuing target stock price awards and dividends paid on unvested awards that are expected to vest. The correction related solely to accounting treatment and did not affect the Company’s historical or future cash flows. The impact on the Company’s prior years’ earnings per share, cash from operations and stockholders’ equity was immaterial.

J.	Income Taxes

Parent REIT Entity

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for U.S. Federal tax purposes in the estimated useful lives and methods used to compute depreciation and the carrying value of the investments in properties, among other things.

The following table reconciles the Company’s net income to REIT taxable income (loss) for each of the three years ended December 31, 2007, 2006, and 2005 (in thousands):

	2007	2006	2005
Net income	$14,356	$11,691	$11,950
Elimination of losses from the taxable consolidated subsidiaries included above	5,994	1,219	725

Income from REIT operations	20,350	12,910	12,675
Depreciation timing differences	(9,619)	(8,289)	(7,623)
Depreciation attributable to the election made under The Taxpayer Relief Act of 1997	(1,111)	(1,255)	(1,244)
Inclusion of unconsolidated grantor trusts	38	88	521
Deferred compensation	(139)	(1,969)	(1,060)
Tax benefit	—	—	(600)
Other book/tax differences	472	626	617

Taxable income before adjustments	9,991	2,111	3,286
Difference on gain on sale of real estate	1,140	258	(237)

REIT taxable income before net operating loss and dividends paid deduction	11,131	2,369	3,049
REIT taxable income allocated to preferred stockholders	(1,938)	(1,938)	(1,485)

REIT taxable income allocated to common stockholders	$9,193	$431	$1,564

For income tax purposes, dividends paid to common stockholders consist of ordinary income, capital gains (including unrecaptured gain under Section 1250 of the Internal Revenue Code of 1986), return of capital or a combination thereof. For the years ended December 31, 2007, 2006 and 2005, dividends paid per share were taxable as follows:

	2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Return of capital	—	—	$0.95	95.0%	$0.815	81.5%
Ordinary income	$0.411	41.1%	—	—	0.185	18.5%
Capital gain	0.587	58.7%	—	—	—	—
Unrecaptured Section 1250 gain	0.002	0.2%	0.05	5.0%	—	—

Total	$1.00	100.0%	$1.00	100.0%	$1.00	100.0%

At December 31, 2007, the Company’s net operating loss (“NOL”) carryover was approximately $64,248,000 for the parent REIT entity. Subject to certain limitations, the parent REIT’s NOL carryover may be used to offset all or a portion of the Company’s REIT taxable income, and as a result, to reduce or eliminate the amount that the Company is required to distribute to stockholders to maintain its status as a REIT. It does not, however, affect the tax treatment to stockholders of any distributions that the Company does make. Distributions with respect to ANL’s 2006, and 2005 tax years exceeded, in each case, REIT taxable income as determined prior to taking into account the deduction for dividends paid, and, consequently, the Company did not utilize any of its NOL carryovers in those years. In 2007, taxable income was in excess of distributions; therefore, the Company utilized $316,000 of its NOL carryovers in 2007. The parent REIT entity’s NOL carryovers are scheduled to expire in 2008 and 2009.

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

Taxable Consolidated Entities

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities of taxable entities that are consolidated for financial reporting purposes (but not for tax purposes) and the amounts used for income tax purposes. During 2007, 2006 and 2005, the taxable consolidated entities were comprised of the “taxable REIT subsidiaries” of the Company that are wholly owned by the Operating Partnership.

Significant components of the Company’s deferred tax liabilities and assets are as follows (in thousands):

	December 31, 2007	December 31, 2006
Deferred tax liabilities
Depreciation	$149	$165

Total deferred tax liabilities	149	165
Deferred tax assets:
Net operating loss carry forwards	3,386	1,134
Deferred income	30	30
Inventory reserves	72	105
Other	12	19

Total deferred tax assets	3,500	1,288
Valuation allowance for deferred tax assets	(3,351)	(1,123)

Deferred tax assets, net of valuation allowance	149	165

Net deferred tax assets	$—	$—

SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company’s taxable REIT subsidiaries have reported cumulative losses since inception. After consideration, a $3,351,000 valuation allowance at December 31, 2007 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The increase in the valuation allowance for 2007 is $2,228,000. At December 31, 2007, the Company has available NOL carryforwards of approximately $8,999,000 arising from the operations of the consolidated taxable REIT subsidiaries, which expire between 2020 and 2027.

Significant components of the provision for income taxes are as follows and classified with selling and marketing expense in the Company’s consolidated statements of income for 2007, 2006 and 2005 (in thousands):

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Current	$—	$—	$6
Deferred	—	—	—

	$—	$—	$6

Consolidated loss subject to tax is $(5,994,000), $(1,219,000) and $(718,000) for 2007, 2006 and 2005, respectively. The reconciliation of income tax attributable to consolidated loss subject to tax from continuing operations computed at the U.S. statutory rate to income tax expense (benefit) is shown below (in thousands):

	Year Ended December 31, 2007		Year Ended December 31, 2006		Year Ended December 31, 2005
	Amount	Percent	Amount	Percent	Amount	Percent
Tax at U.S. statutory rates on consolidated (loss) income subject to tax	$(2,038)	(34.0%)	$(414)	(34.0%)	$(244)	(34.0%)
State income tax, net of federal tax benefit	(217)	(3.6)	(44)	(3.6)	(25)	(3.6)
Other	27	0.5	105	8.6	48	6.9
Increase (decrease) in valuation allowance	2,228	37.1	353	29.0	227	31.6

	$—	0.0%	$—	0.0%	$6	0.9%

Income taxes paid totaled $0, $0 and $6,000 in the years ended December 31, 2007, 2006 and 2005, respectively.

K.	Savings Plan

The Company has a 401(k) defined-contribution employee savings plan, which provides substantially all employees the opportunity to accumulate funds for retirement. The Company may, at its discretion, match a portion of the contributions from participating employees. During 2007, 2006, and 2005, the Company matched $58,000, $52,000, and $46,000, respectively, of employee contributions. The Company’s match vests as follows:

Years of Service	Vested Interest
1	0%
2	30%
3	60%
4	100%

L.	Discontinued Operations

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reports as discontinued operations real estate assets held for sale and real estate assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the consolidated statements of income under the heading “DISCONTINUED OPERATIONS.” The results of operations and gain or loss recognized on long-lived assets classified as discontinued operations are included in the Rental Property segment in Note G.

During the year ended December 31, 2007, the Company sold an age-restricted community located in Florida with 261 home sites. The results of operations of this community before the sale and the related $10,302,000 gain on sale are included in discontinued operations for the years ended December 31, 2007, 2006 and 2005, respectively.

During the year ended December 31, 2006, the Company sold an age-restricted community located in New Jersey with 90 home sites. The results of operations of this community before the sale and the related $1,006,000 gain on sale were included in discontinued operations for the years ended December 2006 and 2005.

The following is a summary of the components of income from discontinued operations for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Discontinued Property Operations
Rental and other property revenues	$978	$1,931	$1,845
Property operating expenses	(348)	(640)	(648)
Interest expense	(360)	(676)	(586)
Depreciation	(64)	(165)	(161)

Income from discontinued operations before gain on disposition of discontinued operations	206	450	450
Gain on disposition of discontinued real estate	10,302	1,006	—

Income from discontinued operations before minority interest in Operating Partnership	10,508	1,456	450
Minority interest in Operating Partnership attributable to discontinued operations	(1,181)	(170)	(54)

Income from discontinued operations	$9,327	$1,286	$396

As of December 31, 2007, the Company did not have any assets classified as held for sale.

M.	Accounting for Uncertainty in Income Taxes

On January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 (“FIN 48”). FIN 48 provides interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

In accordance with our accounting policy, the Company recognizes accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. This policy did not change as a result of the adoption of FIN 48.

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s federal and state income tax returns for the year ended December 31, 2004, and subsequent years are currently subject to examination by the Internal Revenue Service or other taxing authorities. In March 2008, the Company was notified by the Internal Revenue Service that it intends to examine the 2005 federal tax return for Asset Investors Operating Partnership. The Company does not anticipate that this examination will have a material impact on the Company’s unrecognized tax benefits or the financial condition of the Company. As a result of the implementation of FIN 48, the Company did not recognize a liability for unrecognized tax benefits.

N.	Recent Accounting Developments

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for SFAS 159 is as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is evaluating SFAS 159 and has not yet determined the impact the adoption will have on the consolidated financial statements, but it is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating SFAS 157 and has not yet determined the impact the adoption will have on the consolidated financial statements, but it is not expected to be material.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”), which was effective for the fiscal year ended December 31, 2007. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”) an amendment of Accounting Research Bulletin No. 51. The Statement seeks to improve uniformity and transparency in reporting of the net income attributable to non-controlling interests in the consolidated financial statements of the reporting entity. The statement requires, among other provisions, the disclosure, clear labeling and presentation of non-controlling interests in the Consolidated Balance Sheet and Consolidated Income Statement. SFAS 160 is effective for fiscal years beginning after December 15, 2008, early adoption is prohibited. The Company is evaluating SFAS 160 and has not yet determined the impact the adoption will have on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141R, Business Combinations (“SFAS 141(R)”). SFAS 141(R) replaces SFAS 141 but retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (also known as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141(R) also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) replaces, with limited exceptions as specified in the Statement, the cost allocation process in SFAS 141(R) with a fair value based allocation process. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is evaluating SFAS 141(R) and has not yet determined the impact the adoption will have on the consolidated financial statements.

O.	Transactions with Related Parties

In previous years, the Company had provided loans to its executive officers in an amount equal to the total cash required to purchase common stock in the Company at the then prevailing market prices. These loans had a 10-year maturity, were 25% recourse to the executive officers, bore interest at 7.5% and were secured by the stock acquired with the proceeds from the loan. One such loan was fully repaid in 2002. During the year ended December 31, 2005, the two remaining loans made to officers secured by common stock were repaid in full, and principal and interest payments made on these obligations during the year ended December 31, 2007, 2006 and 2005 were $0, $0 and $767,000, respectively. No amounts were outstanding at December 31, 2005. In compliance with current regulations, the Company has not provided or modified loans to executive officers since January 2, 2001.

P.	Selected Quarterly Financial Data (Unaudited)

Presented in the following table is selected quarterly financial data for 2007 and 2006 (in thousands, except per share data):

	2007 Quarters
	Fourth	Third	Second		First
Rental and other property revenues	$9,778	$9,554	$9,553	*	$9,766	*
Income from rental property operations	4,952	4,882	4,858	*	5,037	*
Home sales revenue	4,577	7,222	7,973		7,740
Loss from home sales operations	(719)	(202)	(79)		(265)
Income from continuing operations	686	1,221	1,464	*	1,658	*
Income from discontinued operations	21	9,154	75	*	77	*
Net income	707	10,375	1,539		1,735
Preferred stock dividends	485	484	485		484
Net income attributable to common stockholders	222	9,891	1,054		1,251
Basic earnings per share	$0.03	$1.29	$0.14		$0.16
Diluted earnings per share	$0.03	$1.26	$0.13		$0.16
Weighted average common shares outstanding	7,560	7,659	7,745		7,688
Weighted average common shares and common shares equivalents outstanding	7,755	7,871	8,029		8,054

	2006 Quarters
	Fourth	Third	Second		First
Rental and other property revenues	$9,251	$8,905	$8,379	*	$8,307	*
Income from rental property operations	4,712	4,485	4,082	*	4,199	*
Home sales revenue	9,579	12,242	12,216		13,655
Income from home sales operations	797	1,389	1,472		1,729
Income from continuing operations	2,164	2,451	2,604	*	3,186	*
Income from discontinued operations	962	116	92	*	116	*
Net income	3,126	2,567	2,696		3,302
Preferred stock dividends	485	485	484		484
Net income attributable to common stockholders	2,641	2,082	2,212		2,818
Basic earnings per share	$0.35	$0.28	$0.30		$0.38
Diluted earnings per share	$0.33	$0.27	$0.28		$0.36
Weighted average common shares outstanding	7,553	7,507	7,465		7,423
Weighted average common shares and common shares equivalents outstanding	7,953	7,808	7,836		7,880

*	The quarterly data supplied varies from the amounts previously reported due to sale of one property in 2007 and the effect of discontinued operations on these amounts. The following table reconciles the amounts previously presented with the above:

	2007
	Second	First
Rental and other property revenues as reported on Form 10-Q	$9,934	$10,151
Rental and other property revenues related to discontinued operations	(381)	(385)

Rental and other property revenues	$9,553	$9,766

Income from rental property operations as reported on Form 10-Q	$5,079	$5,258
Property operating expenses related to discontinued operations	136	140
Depreciation related to discontinued operations	24	24
Rental and other property revenues related to discontinued operations	(381)	(385)

Income from rental property operations	$4,858	$5,037

Income from continuing operations as reported on Form 10-Q	$1,539	$1,735
Income from discontinued operations	(75)	(77)

Income from continuing operations	$1,464	$1,658

	2006
Rental and other property revenues as reported on Form 10-Q	$8,721	$8,643
Rental and other property revenues related to discontinued operation	(342)	(336)

Rental and other property revenues	$8,379	$8,307

Income from rental property operations as reported on Form 10-Q	$4,260	$4,383
Property operating expenses related to discontinued operations	140	128
Depreciation related to discontinued operations	24	24
Rental and other property revenues related to discontinued operations	(342)	(336)

Income from rental property operations	$4,082	$4,199

Income from continuing operations as reported on Form 10-Q	$2,646	$3,260
Income from discontinued operations as reported on Form 10-Q	50	42

Net income as reported on Form 10-Q	2,696	3,302
Income from discontinued operations	(92)	(116)

Income from continuing operations	$2,604	$3,186

Q.	Subsequent Events

On January 15, 2008, the Company refinanced a $5,775,000 note payable with a fixed rate of 7.8% and a weighted average maturity of 3.0 years and issued an $11,293,000 non-recourse mortgage note payable with a fixed rate of 5.91% maturing on February 1, 2018. The net proceeds were used to continue development of our residential land lease communities and for general corporate purposes.

On January 15, 2008, the Company refinanced a $2,011,000 note payable with a fixed rate of 8.2% and a weighted average maturity of 7.8 years and issued a $7,010,000 non-recourse mortgage note payable with a fixed rate of 5.91% maturing on February 1, 2018. The net proceeds were used to continue development of our residential land lease communities and for general corporate purposes.

On January 15, 2008, the Company refinanced a $5,465,000 note payable with a fixed rate of 6.6% and a weighted average maturity of 4.0 years and issued a $10,373,000 non-recourse mortgage note payable with a fixed rate of 5.91% maturing on February 1, 2018. The net proceeds were used to continue development of our residential land lease communities and for general corporate purposes.

The Company’s common stock dividend is set quarterly and is subject to change or elimination at any time. On January 30, 2008, the Board of Directors declared a quarterly cash dividend of $0.25 per common share for the quarter ended December 31, 2007, payable on February 29, 2008, to stockholders of record on February 15, 2008.

The Company’s preferred stock dividend is set quarterly and is subject to change or elimination at any time. On January 30, 2008, the Board of Directors declared a quarterly cash dividend of $0.4844 per share of Class A Preferred Stock for the quarter ended December 31, 2007, payable on February 29, 2008, to stockholders of record on February 15, 2008.

On January 30, 2008, each board member was issued 1,750 shares of stock as compensation for their board member duties. In total, 8,750 shares were issued at the fair value of the common stock on the date of issuance.

On January 30, 2008, the Board of Directors awarded approximately 5,000 shares of time-based restricted stock to a member of management. The restricted stock was issued at the fair value of the common stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to a risk of forfeiture within the vesting period. The restricted stock issued has a five-year vesting period and vests 33 1/3% on the third, fourth, and fifth anniversary of the date of employment.

On January 30, 2008, The Board of Directors awarded approximately 5,000 stock options to a member of management. The stock options were issued at fair value on the date of issuance and have a five-year vesting period which vests 33 1/3% on the third, fourth, and fifth anniversary of the date of employment.

On February 14, 2008, the Board of Directors awarded approximately 292,515 stock options to members of management. The stock options were issued at fair value on the date of issuance and vest equally over periods between 4 and 5 years from the date of grant.

On February 14, 2008, the Board of Directors made a grant of market-based restricted stock totaling 65,000 shares to members of senior management whereby the Company issued restricted common stock (the “HPS shares”) under the terms of the 1998 Stock Incentive Plan. The HPS shares vest based upon the extent, if any, that the total return realized by stockholders exceeds the ten-year average total return of the Equity REIT Index, as reported by the National Association of Real Estate Investment Trusts. Vesting is achieved ratably on the final valuation date to the extent that excess value has been realized. In order for management to earn vesting in all of the HPS shares for a given final valuation date, the actual total return to stockholders for the three-year period is required to exceed the Equity REIT Index total return by 5 percentage points. The 65,000 HPS shares granted have a final measurement date of December 31, 2010.

On February 14, 2008, the Board of Directors awarded approximately x,xxx shares of time-based restricted stock to members of management. The restricted stock was issued at the fair value of the common stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to risk of forfeiture within the vesting period. The restricted stock issued vests equally over four years.

On February 14, 2008, the Board of Directors awarded approximately 55,000 shares of time-based restricted stock to members of management. The restricted stock was issued at the fair value of the common stock on the date of issuance. The restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to risk of forfeiture within the vesting period. The restricted stock has a six-year vesting period which vests 33 1/3 % on fourth, fifth and sixth years.

On March 7, 2008, we amended our revolving line of credit. The amendment eliminates the covenant to maintain a ratio of cash flow to fixed charge obligations, changes the variable interest rate from a range of 150 to 175 basis points to 175 basis points over the one-month LIBOR and changes the maturity from May 31, 2009 to December 31, 2008.

AMERICAN LAND LEASE INC. AND SUBSIDIARIES

SCHEDULE III

Real Estate and Accumulated Depreciation

December 31, 2007

(In Thousands Except Site Data)

								December 31, 2007
					Initial Cost			Total Cost
Property Name	Date Acquired	Location	Year Developed	Number Of Sites	Land	Buildings and Improvements	Cost Capitalized Subsequent Acquisition	Land	Buildings and Improvements	Total	Accumulated Depreciation	Total Cost Net of Accumulated Depreciation	Encumbrances
Blue Heron Pines	2000	Punta Gorda, FL	1983/1999	389	$3,026	$2,356	$14,112	$3,169	$16,325	$19,494	$(1,034)	$18,460	$10,464
Blue Star(1)	1999	Apache Junction, AZ	1955	151	453	1,029	84	453	1,113	1,566	(206)	1,360	—
Brentwood(1)	2000	Hudson, FL	1984	191	446	1,037	3,600	446	4,637	5,083	(369)	4,714	—
Brentwood West	1998	Mesa, AZ	1972/1987	350	1,050	12,768	1,340	1,050	14,108	15,158	(2,986)	12,172	15,691
Casa Commercial	2000	Mesa, AZ	—	—	304	6	8	304	14	318	(2)	316	—
The Villages	2000	Mesa, AZ	1970	375	283	1,050	15,583	283	16,633	16,916	—	16,916	—
Cypress Greens	2000	Lakeland, FL	1986	258	216	1,649	5,720	2,031	5,554	7,585	(401)	7,184	5,110
Desert Harbor	2000	Apache Junction, AZ	1997	205	952	3,980	2,248	957	6,223	7,180	(645)	6,535	8,859
Fiesta Village	2000	Mesa, AZ	1962	172	2,698	4,034	2,638	2,697	6,673	9,370	(529)	8,841	2,661
Forest View	2000	Homosassa, FL	1987/1997	304	927	1,950	4,284	1,320	5,841	7,161	(867)	6,294	6,567
Gulfstream Harbor I	1998	Orlando, FL	1980	432	1,740	11,793	2,863	1,982	14,414	16,396	(2,639)	13,757	11,952
Gulfstream Harbor II	1998	Orlando, FL	1988	344	924	9,183	729	924	9,912	10,836	(2,073)	8,763	7,611
Gulfstream Harbor III	1998	Orlando, FL	1984	284	858	7,952	4,505	858	12,457	13,315	(1,915)	11,400	9,904
La Casa Blanca	2000	Apache Junction, AZ	1993	197	534	6,080	478	534	6,558	7,092	(905)	6,187	6,686
Lakeshore Villas	2000	Tampa, FL	1972	281	762	6,081	1,724	2,078	6,489	8,567	(888)	7,679	9,093
Lost Dutchman(1)	1999	Apache Junction, AZ	1971/1979/1999	242	777	4,885	2,110	777	6,995	7,772	(951)	6,821	—
Park Place	2006	Sebastian, FL	1994/2003/2006	467	15,483	14,839	1,388	15,683	16,027	31,710	(268)	31,442	22,400
Park Royale	2000	Pinellas Park, FL	1971	309	927	5,221	1,852	1,029	6,971	8,000	(1,475)	6,525	5,781
Pleasant Living	1997	Riverview, FL	1979	245	726	5,079	502	697	5,610	6,307	(1,313)	4,994	2,027
Rancho Mirage	2000	Apache Junction, AZ	1994	312	837	9,924	1,438	837	11,362	12,199	(1,484)	10,715	11,919
The Reserve at Fox Creek	2006	Bullhead City, AZ	2000/2004	313	4,607	5,837	3,359	4,607	9,196	13,803	(203)	13,600	7,250
Riverside	2000	Ruskin, FL	1984	941	3,202	8,167	37,134	5,738	42,765	48,503	(2,227)	46,276	20,199
Royal Palm	2000	Haines City, FL	1971	387	1,244	2,874	5,871	1,393	8,596	9,989	(668)	9,321	6,118
Savanna Club(2)	2000	Port St. Lucie, FL	1999	1,067	6,945	4,643	44,137	16,560	39,088	55,648	(2,437)	53,211	31,116
Sebastian Beach	2005	Grant-Valkaria, FL	2005	533	15,591	—	20,434	15,609	20,416	36,025	—	36,025	11,356
Serendipity	1998	Ft. Myers, FL	1971/1974	338	1,014	7,635	978	1,014	8,613	9,627	(1,780)	7,847	10,033
Stonebrook	2000	Homosassa, FL	1987/1997	201	654	1,483	3,281	854	4,564	5,418	(661)	4,757	3,349
Sun Valley	1999	Apache Junction, AZ	1984	268	804	5,644	231	804	5,875	6,679	(1,058)	5,621	5,476
Sunlake	2000	Grand Island, FL	1980	401	1,712	6,522	8,472	2,272	14,434	16,706	(1,412)	15,294	8,348
The Grove	2006	Foley, AL	1998	425	2,337	1,703	1,645	2,337	3,348	5,685	(56)	5,629	—
Woodlands(1)	2003	Groveland, FL	1979	292	2,231	2,721	6,299	3,367	7,884	11,251	(390)	10,861	—

				10,674	$74,264	$158,125	$199,047	$92,664	$338,695	$431,359	$(31,842)	$399,517	$239,970

(1)	These properties secure the Company’s line of credit.

(2)	Phase VIII of this property secures the Company’s line of credit. The assets of this phase have a net book value of approximately $19,508,000 as of December 31, 2007 and contains 195 home sites. The remaining phases of this property secure a fixed rate mortgage and the phases have a net book value of approximately $33,780,000 as of December 31, 2007.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

For the Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
Real Estate
Balance at beginning of year	$412,074	$323,814	$271,671
Additions during the year:
Real estate acquisitions	—	43,611	15,822
Capital replacements(1)	812	1,389	790
Hurricane capital replacements	—	—	765
Development	25,832	45,226	34,825
Dispositions	(7,359)	(1,966)	(59)

Balance at end of year	$431,359	$412,074	$323,814

Accumulated Depreciation
Balance at beginning of year	$(29,068)	$(25,277)	$(22,803)
Additions during the year:
Depreciation(2)	(4,349)	(3,802)	(3,270)
Dispositions	1,575	11	59

Balance at end of year	$(31,842)	$(29,068)	$(26,014)

(1)	Capital replacements in the above schedule are specifically related to assets such as buildings, building improvements and land improvements that are classified as Real Estate assets on the consolidated balance sheet. In addition to the capital replacements of real estate assets, the Company also replaces personal property (such as furniture & fixtures, machinery & equipment, and computers) used in the operations of the Company’s real estate assets. In 2007, 2006, and 2005, the Company incurred $362,000, $314,000 and $444,000, respectively, to replace personal property in the operations of its real estate assets.

(2)	Depreciation in the above schedule is specifically related to assets such as buildings, building improvements and land improvements that are classified as Real Estate assets on the consolidated balance sheet. In addition to the depreciation of real estate assets, the Company also depreciates personal property (such as furniture & fixtures, machinery & equipment, and computers) used in the operations of the Company’s real estate assets. In 2007, 2006, and 2005, the Company recorded depreciation expense of $608,000, $446,000, and $125,000, respectively, related to the personal property in the operations of its real estate assets.