Form 10-Q
period 2008-03-31
AMERICAN LAND LEASE INC
filed 2008-05-09
CIK 804138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 7, 2008, approximately 7,930,000 shares of common stock, par value $.01 per share, were outstanding.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

(i)

PART I

FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Real estate, net of accumulated depreciation of $32,989 and $31,842, respectively, including real estate under development of $123,542 and $122,403, respectively	$403,403	$399,517
Cash and cash equivalents	255	541
Inventory	18,539	20,084
Other assets, net	17,062	16,391

Total Assets	$439,259	$436,533

LIABILITIES
Secured notes payable	$258,140	$239,970
Secured credit facilities	20,210	30,932
Accounts payable and accrued liabilities	8,526	9,288

	286,876	280,190

MINORITY INTEREST IN OPERATING PARTNERSHIP	16,964	17,339

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 3,000 shares authorized; 1,000 and 1,000 shares issued and outstanding, respectively	25,000	25,000
Common stock, par value $.01 per share; 12,000 shares authorized; 9,523 and 9,485 shares issued, respectively; 7,559 and 7,553 shares outstanding (excluding treasury stock), respectively	95	95
Additional paid-in capital	294,295	293,821
Dividends in excess of accumulated earnings	(152,164)	(148,749)
Treasury stock, 1,964 and 1,932 shares at cost, respectively	(31,807)	(31,163)

	135,419	139,004

Total Liabilities and Stockholders’ Equity	$439,259	$436,533

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
RENTAL PROPERTY OPERATIONS
Rental and other property revenues	$9,717	$9,336
Golf course operating revenues	439	430

Total property operating revenues	10,156	9,766
Property operating expenses	(3,163)	(3,189)
Golf course operating expenses	(332)	(335)

Total property operating expenses	(3,495)	(3,524)
Depreciation	(1,348)	(1,205)

Income from rental property operations	5,313	5,037

SALES OPERATIONS
Home sales revenue	3,855	7,665
Cost of home sales	(2,837)	(5,633)

Gross profit on home sales	1,018	2,032
Commissions earned on brokered sales	45	75
Commissions paid on brokered sales	(19)	(35)

Gross profit on brokered sales	26	40
Selling and marketing expenses	(2,038)	(2,337)

Loss from sales operations	(994)	(265)

General and administrative expenses	(1,222)	(964)
Interest and other income	44	170
Loss on early debt retirement	(1,987)	—
Interest expense	(2,248)	(2,109)

(Loss) income before minority interest in Operating Partnership and discontinued operations	(1,094)	1,869
Minority interest in Operating Partnership	127	(211)

(Loss) income from continuing operations	(967)	1,658

DISCONTINUED OPERATIONS
Discontinued operations	—	111
Depreciation on discontinued operations	—	(24)
Minority interest in Operating Partnership attributable to discontinued operations	—	(10)

Income from discontinued operations, net of minority interest in Operating Partnership	—	77

Net (loss) income	(967)	1,735
Cumulative preferred stock dividends	(484)	(484)

Net (loss) income available to common stockholders	$(1,451)	$1,251

Earnings per common share - basic:
(Loss) income from continuing operations (net of preferred stock dividends)	$(0.19)	$0.15
Income from discontinued operations	—	0.01

Net (loss) income attributable to common stockholders	$(0.19)	$0.16

Earnings per common share - diluted:
(Loss) income from continuing operations (net of preferred stock dividends)	$(0.19)	$0.15
Income from discontinued operations	—	0.01

Net (loss) income attributable to common stockholders	$(0.19)	$0.16

Weighted average common shares outstanding	7,552	7,688

Weighted average common shares and common share equivalents outstanding	7,682	8,054

Dividends declared per common share	$0.25	$0.25

See Notes to Condensed Consolidated Financial Statement

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid in Capital	Dividends In Excess of Accumulated Earnings	Treasury Stock	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
BALANCES - DECEMBER 31, 2007	1,000	$25,000	9,485	$95	$293,821	$(148,749)	$(31,163)	$139,004
Exercise of options	—	—	14	—	—	—	—	—
Vesting of restricted stock	—	—	15	—	—	—	—	—
Equity compensation granted to the Board of Directors	—	—	9	—	175	—	—	175
Purchase of treasury stock	—	—	—	—	—	—	(644)	(644)
Stock-based compensation	—	—	—	—	299	—	—	299
Net income	—	—	—	—	—	(967)	—	(967)
Dividends paid - common stock	—	—	—	—	—	(1,964)	—	(1,964)
Dividends paid - preferred stock	—	—	—	—	—	(484)	—	(484)

BALANCES - MARCH 31, 2008	1,000	$25,000	9,523	$95	$294,295	$(152,164)	$(31,807)	$135,419

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(967)	$1,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,636	1,500
Loss on early debt retirement	1,987	—
Revenue recognized related to acquired lease obligations	(35)	(132)
Stock-based compensation	284	316
Minority interest in Operating Partnership	(127)	211
Minority interest in Operating Partnership attributable to discontinued operations	—	10
Decrease in inventory	1,545	2,122
Net change in operating assets and liabilities	802	489

Net cash provided by operating activities	5,125	6,251

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to real estate, including development	(2,746)	(5,999)
Capitalized interest	(2,262)	(2,175)
Capital replacements	(273)	(342)
Additions to fixed assets other than real estate classified as other assets	(37)	(149)
Construction loan advances	(1,840)	—
Proceeds from notes receivable	119	264

Net cash used in investing activities	(7,039)	(8,401)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from secured credit facilities	35,515	21,364
Payments on secured credit facilities	(46,237)	(16,411)
Proceeds from secured notes payable	34,780	—
Principal payments on secured notes payable	(16,610)	(741)
Early debt retirement	(1,874)	—
Payments of deferred financing costs	(622)	(5)
Payments to escrow funds	(187)	(89)
Collections of escrowed funds	203	13
Purchase of treasury stock	(644)	—
Proceeds from stock options exercised	—	781
Payments of common stock dividends	(1,964)	(1,990)
Payments of preferred stock dividends	(484)	(484)
Distributions to minority interest in Operating Partnership	(248)	(248)

Net cash provided by financing activities	1,628	2,190

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(286)	40
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	541	253

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$255	$293

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

(Unaudited)

A.	The Company

American Land Lease, Inc. (“ANL”) is a Delaware corporation that owns home sites leased to owners of homes situated on the leased land and operates the communities composed of these homes. ANL has elected to be taxed as a real estate investment trust (“REIT”). ANL’s preferred stock, par value $.01 per share, is listed on the New York Stock Exchange (“NYSE”) under the symbol “ANLPRA.” ANL’s common stock, par value $.01 per share, is listed on the NYSE under the symbol “ANL.” In May 1997, ANL contributed its net assets to Asset Investors Operating Partnership, L.P. (the “Operating Partnership”) in exchange for the sole general partner interest in the Operating Partnership and substantially all of the Operating Partnership’s initial capital. Except as the context requires, “we,” “our,” “us,” “ANL” and the “Company” refer to American Land Lease, Inc., the Operating Partnership and all majority-owned subsidiaries.

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid, if any, to holders of ANL’s common stock. After holding the OP Units for one year, limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of ANL’s common stock in lieu of cash. At March 31, 2008, the Operating Partnership had approximately 993,000 OP Units outstanding, excluding those owned by ANL, and ANL owned 88% of the Operating Partnership.

As of March 31, 2008, based on total home sites, 72% of the Company’s portfolio of residential land lease communities is located in Florida, 24% in Arizona and 4% in Alabama.

B.	Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP.

For further information, refer to the statements and notes thereto included in ANL’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Company applies Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003), an interpretation of ARB No. 51 (“FIN 46R”). The objective of FIN 46R is to provide guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate such entity if the company absorbs a majority of the entity’s expected losses or receives a majority of the entity’s expected residual returns if they occur, or both (i.e., the primary beneficiary).

Real Estate and Depreciation

The Company capitalizes direct costs associated with the acquisition of consolidated properties as a cost of the assets acquired, and such direct costs are depreciated over the estimated useful lives of the related assets. In accordance with FASB Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), the Company allocates the purchase price of real estate to land, land improvements, buildings, furniture, fixtures, equipment and intangibles, such as the value of above and below market leases and origination costs associated with the in-place leases. In order to allocate purchase price on these various components, the Company performs the following procedures for properties acquired:

1.	Determine the “as-if vacant” fair value of the physical property acquired;

2.	Allocate the “as-if vacant” fair value among land, land improvements, buildings, (based on real estate valuation techniques), furniture, fixtures and equipment; and

3.	Compute the difference between the purchase price of the property and the “as-if vacant” fair value and allocate such difference to leases in-place, which will represent the total intangible assets or liabilities. The fair value of the leases in-place are comprised of:

a.	The value of the above and/or below market leases in-place. Above-market and below-market in-place lease values are computed based on the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates and effective lease terms for the corresponding in-place leases, measured over a period equal to the estimated remaining effective terms of the leases.

b.	Avoided leasing commissions and other costs that were incurred to execute leases.

c.	The value associated with lost rents during the absorption period (estimates of lost rental revenue during the expected lease-up periods based on current market demand).

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

Interest incurred relating to the development of communities is capitalized during the development period. The Company’s strategy is to master plan, develop and build substantially all of the home sites in its communities. Accordingly, substantially all projects excluding finished lots where the home is available for occupancy, are undergoing development. The Company capitalized interest of approximately $2,262,000 and $2,175,000 for the three months ended March 31, 2008 and 2007, respectively.

If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. There were no impairment losses recognized for the three months ended March 31, 2008 and 2007.

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

Inventory

The Company, through a taxable subsidiary corporation, maintains an inventory of manufactured homes situated within its residential land lease communities. Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required that could have a significant impact on the Company’s results of operations and cash flows. As of March 31, 2008, $9,653,000 of the Company’s total inventory investment of $18,539,000 was older than one year. For the three months ended March 31, 2008 and 2007, we recorded charges of approximately $109,000 and $132,000, respectively, to record inventory at market value.

Revenue Recognition

The Company generates income from the rental of home sites. The leases entered into by residents for the rental of home sites are generally for terms of one year, and the rental revenues associated with the leases are recognized when earned and due from residents.

The Company, through a taxable subsidiary corporation, generates income from memberships, daily green fees, cart rentals and merchandise sales at golf courses located within its communities. Revenues associated with the activities of the golf courses are recognized when earned and received by the Company.

The Company, through a taxable subsidiary corporation, generates income from the sale of homes situated on home sites owned by the Company. Sales of homes by the Company are recorded upon the closing of the home sale transaction and title passing to the purchaser.

Deferred Financing Costs

Fees and costs incurred in obtaining financing are capitalized. Such costs are amortized over the terms of the related loan agreements using the effective interest method and are charged to interest expense.

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. Advertising expenses for the three months ended March 31, 2008 and 2007 were $349,000, and $559,000, respectively, and are included within golf course operating expenses and selling and marketing expenses in the consolidated statements of operations.

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

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s federal and state income tax returns for the years ended December 31, 2004, and subsequent years are currently subject to examination by the Internal Revenue Service or other taxing authorities. The Company recognizes accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. In March 2008, the Company was notified by the Internal Revenue

Service that it intends to examine the 2005 federal tax return for Asset Investors Operating Partnership. The Company does not anticipate that this examination will have a material impact on the Company’s unrecognized tax benefits or the financial condition of the Company.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share for the three months ended March 31, 2008 and 2007 reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 130,000 and 366,000 shares, respectively. Vested and unvested stock options totaling 446,000 and 362,000 shares for the three months ended March 31, 2008 and 2007, respectively, were excluded from diluted earnings per share as their effect was anti-dilutive.

Stock-based Compensation

The Company used the Black-Scholes-Merton formula to estimate the fair value of stock options, used the closing stock price at date of grant for time-based restricted stock and used a Monte Carlo model to estimate the fair value of market-based restricted stock for the three months ended March 31, 2008 and 2007. Stock-based compensation is reported in selling and marketing expenses and general and administrative expenses. For the three months ended March 31, 2008 and 2007, the Company recorded stock-based compensation expense of $284,000 and $316,000, respectively.

Treasury Stock

On October 17, 2000, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding common stock. The timing of stock purchases is at the discretion of management. The Company purchased 33,000 and 0 shares for the three months ended March 31, 2008 and 2007. The Company has repurchased approximately 816,000 shares as of March 31, 2008 pursuant to this authorization.

Depreciation of Personal Property

Depreciation of personal property is reported in property operating expenses, golf course operating expenses, selling and marketing expenses, or general and administrative expenses, based upon the use of the associated asset. For the three months ended March 31, 2008 and 2007, the Company recorded depreciation expense relating to personal property of $101,000 and $93,000, respectively. Depreciation is computed using the straight-line method over an estimated useful life of 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Statements of Cash Flows

The Company considers cash maintained in bank accounts, money market funds and highly liquid investments with an initial maturity of three months or less to be cash and cash equivalents.

Non-cash financing activities for the period ended March 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Issuance of common stock for:
Services by Board of Directors	$175	$194

Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 2008.

The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

The estimated fair value of the Company’s secured notes payable was $261,453,000 at March 31, 2008 as compared to the carrying value of $258,140,000 at March 31, 2008.

The aggregate fair value of cash and cash equivalents, receivables, accounts payable and accrued liabilities as of March 31, 2008 approximates their carrying value due to their relatively short-term nature.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), certain reclassifications have been made in the 2007 consolidated financial statements to conform to the classifications used in the current year. Such reclassifications have no material effect on the amounts as originally presented.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires all components of comprehensive income (loss) be reported in the consolidated financial statements in the period in which they are recognized. For all periods reported, the Company’s comprehensive income (loss) is equal to its net income reported in the accompanying consolidated statements of operations.

D.	Real Estate

Real estate at March 31, 2008 and December 31, 2007 is as follows (in thousands):

	March 31, 2008	December 31, 2007
Land	$92,820	$92,664
Land improvements and buildings	343,572	338,695

	436,392	431,359
Less accumulated depreciation	(32,989)	(31,842)

Real estate, net	$403,403	$399,517

The Company’s real estate investment consists of land, land improvements and buildings. Buildings consist primarily of clubhouses at its residential land lease communities maintained as amenities for resident use. A majority of the Company’s investment in land improvements consists of long-lived assets such as lateral infrastructure at its residential land lease communities including sanitary sewer and storm water collection systems, potable water supply systems, roads and walkways. The balance of land improvements consists of assets with shorter lives such as marinas, fencing, swimming pools, spas, shuffleboard courts, tennis courts and other resident amenities. Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements and 5 to 50 years for buildings.

E.	Secured Notes Payable

The following table summarizes the Company’s secured notes payable (in thousands):

	March 31, 2008	December 31, 2007
Fixed rate, ranging from 7.86% to 7.92%, fully amortizing, non-recourse notes maturing in 2020	$7,758	$9,882
Fixed rate, ranging from 5.48% to 7.17%, partially amortizing, non-recourse notes maturing at various dates from 2013 through 2021	228,276	207,982
Variable rate, at the three-month LIBOR plus 115 to 175 basis points, interest only non-recourse notes maturing at various dates from 2011 through 2012	22,106	22,106

	$258,140	$239,970

F.	Secured Credit Facilities

The Company has a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at 175 points over the one-month LIBOR rate (4.4% at March 31, 2008 and 6.6% at December 31, 2007). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco County, Florida and Maricopa County, Arizona with a net book value of $43,825,000. The revolving line of credit matures December 31, 2008. At March 31, 2008, $0 was outstanding and $16,000,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants there under. Based on the application of the borrowing base calculation, as of March 31, 2008, $12,539,000 was available to the Company. The line of credit also includes certain financial covenants that require the Company to maintain an adjusted tangible net worth (as defined by the lender) of $150,000,000 and to maintain a debt to adjusted tangible net worth ratio of not more than 1.75 to 1.0, among others. The Company believes it was in compliance with all financial covenant requirements at March 31, 2008.

The Company has a floor plan line of credit with a floor plan lender providing a committed credit facility of $35,000,000 with a variable interest rate linked to the lender’s prime rate plus 25 basis points (6.3% at March 31, 2008 and 7.8% at December 31, 2007). Individual advances mature the earlier of 1,080 days or upon sale of the home to a third party. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $17,068,000. At March 31, 2008, approximately $20,210,000 was outstanding, of which $2,791,000 was recourse to the Company, and approximately $14,790,000 was available under the floor plan credit facility. The financial covenants of the floor plan line of credit require the Company to maintain an adjusted tangible net worth (as defined by the lender) of $150,000,000 and to maintain a debt to adjusted tangible net worth ratio of not more than 1.75 to 1.0, among others. The floor plan lender’s commitment to fund future inventory purchases expires in September 2009. The Company believes it was in compliance with all financial covenant requirements at March 31, 2008.

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

Commitments

In the ordinary course of business, the Company has entered into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of residential land lease communities. The unpaid balance of these contracts remaining at March 31, 2008 is approximately $410,000.

During 2007, the Company issued a construction loan to a development company in Arizona. The maximum aggregate amount of advances available under the construction loan is $8,080,000, subject to certain inventory level restrictions provided for in the loan documents that limit the aggregate amount of advances outstanding at any given time. The proceeds of the loan are to be used exclusively to develop a community for the Company in Mesa, Arizona. At March 31, 2008, the application of the inventory restriction limits the additional funds available to the development company to approximately $3,181,000. At March 31, 2008, approximately $2,501,000 was outstanding under the construction loan.

H.	Segment Reporting

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

The revenues, net income (loss), and assets for each of the reportable segments are summarized in the following tables for the three months ended March 31, 2008 and March 31, 2007 (in thousands):

	Three months ended March 31, 2008
	Real Estate	Home Sales	Corporate, (not allocated to segments)	Consolidated
Rental and other property revenues, net	$10,156	$—	$—	$10,156
Home sales revenues	—	3,900	—	3,900

Total revenues	10,156	3,900	—	14,056
Operating expenses of real estate segment	(3,495)	—	—	(3,495)

Net operating income gross profit for real estate segment	6,661	—	—	6,661
Home sales contribution margin	—	(994)	—	(994)

Adjustments to arrive at net income:
Depreciation	(1,348)	—	—	(1,348)
General and administrative expenses	(880)	(338)	(4)	(1,222)
Loss on early debt retirement	—	—	(1,987)	(1,987)
Interest expense	—	—	(2,248)	(2,248)
Interest and other income	—	—	44	44
Minority interest in earnings	—	—	127	127

Net income (loss)	$4,433	$(1,332)	$(4,068)	$(967)

Assets	$408,656	$26,866	$3,737	$439,259

Capital additions to:

Real estate	$5,023	$—	$—	$5,023
Capital replacements - real estate	76	—	—	76
Capital replacements - other assets	197	—	—	197
Other assets	2	34	1	37

Total	$5,298	$34	$1	$5,333

	Three months ended March 31, 2007
	Real Estate	Home Sales	Corporate, (not allocated to segments)	Consolidated
Rental and other property revenues, net	$9,766	$—	$—	$9,766
Home sales revenues	—	7,740	—	7,740

Total revenues	9,766	7,740	—	17,506
Operating expenses of real estate segment	(3,524)	—	—	(3,524)

Net operating income gross profit for real estate segment	6,242	—	—	6,242

Home sales contribution margin	—	(265)	—	(265)

Adjustments to arrive at net income:
Depreciation	(1,205)	—	—	(1,205)
General and administrative expenses	(543)	(412)	(9)	(964)
Interest expense	—	—	(2,109)	(2,109)
Interest and other income	—	—	170	170
Income from discontinued operations	77	—	—	77
Minority interest in earnings	—	—	(211)	(211)

Net income (loss)	$4,571	$(677)	$(2,159)	$1,735

Assets	$395,465	$30,546	$811	$426,822

Capital additions to:

Real estate	$8,181	$—	$—	$8,181
Capital replacements - real estate	198	—	—	198
Capital replacements - other assets	144	—	—	144
Other assets	66	78	5	149

Total	$8,589	$78	$5	$8,672

I	Stocks and Dividends

Dividends

ANL’s common stock and preferred stock dividends are set quarterly by ANL’s Board of Directors and are subject to change or elimination at any time. ANL paid quarterly dividends on common stock of $0.25 per share totaling $1,964,000 and $1,990,000 for the three months ended March 31, 2008 and 2007, respectively. ANL paid quarterly dividends on preferred stock of $0.48 per share totaling $484,000 and $484,000 for the three months ended March 31, 2008 and 2007, respectively.

The Company deducts cumulative paid and unpaid preferred stock dividends from net income to arrive at net income available to common stockholders. The Company deducted $484,000 in each of the quarters ended March 31, 2008 and 2007, related to cumulative paid and unpaid preferred stock dividends.

J.	Stock-based Compensation

The Company’s Plan provides for the issuance of up to 3,000,000 shares of common stock in the form of qualified and non-qualified stock options, stock appreciation rights, limited stock appreciation rights, restricted stock and deferred stock to its directors, officers, employees and consultants. As of March 31,

2008, the Company has granted awards of stock options and restricted stock under the Plan. As of March 31, 2008, there was approximately $4,190,000 of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 3.9 years. This expected cost does not include the impact of any future stock-based compensation awards. The Company recognized $284,000 and $316,000 in stock-based compensation expense for the three months ended March 31, 2008 and 2007, respectively.

Stock Options

For the three months ended March 31, 2008 and 2007, the Company issued approximately 314,000 and 126,000 options, respectively. The Company elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula and for the three months ended March 31, 2008 and 2007, the estimated weighted-average grant-date fair value of options granted was $1.68 and $3.73 per option, respectively.

Restricted Stock

The Company issued approximately 67,000 and 6,000 shares as time-based awards of restricted stock to members of management for the three months ended March 31, 2008 and 2007, respectively, with fair values per share of $19.93 and $27.65, respectively. The time-based awards of restricted stock were issued at the fair value of ANL’s common stock on the date of issuance. The fair value of such restricted stock is amortized to compensation expense over the vesting period.

The Company issued 65,000 and 65,000 shares as market-based awards of restricted stock to members of management during the three months ended March 31, 2008 and 2007, respectively. For the three months ended March 31, 2008 and 2007, the weighted average per share fair values of the market-based restricted stock was $10.03 and $7.38, respectively. In the event the market-based performance objectives are not attained, the market-based awards of restricted stock are forfeited, but the dividends paid are not forfeited.

The fair value of the market-based awards of restricted stock is amortized to compensation expense over the requisite service period. The requisite service period for market-based restricted stock awards granted during the three months ended March 31, 2008 and 2007 was three years for both grants. The principal terms of the market-based awards of restricted stock, also known as high performance shares (“HPS Shares”), are more fully described below.

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

The Company granted 65,000 HPS Shares in February 2008 with a final measurement date of December 31, 2010. The Equity REIT Index annual compounded total return over the trailing ten years as of December 31, 2007 was 10.5%. For the 2008 HPS Shares to fully vest, the actual total return over the three-year period is required to be 15.5%. If the actual total return is between 10.5% and 15.5%, then a ratable portion of the HPS Shares would vest (for example, one half of the HPS Shares would vest if the actual total return is 13.0%). If the actual total return does not exceed 10.5%, all of the 2008 HPS Shares would be forfeited, but none of the dividends paid during the three-year period would be forfeited.

K.	Discontinued Operations

In accordance with SFAS No. 144, the Company reports as discontinued operations real estate assets held for sale and real estate assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the heading “DISCONTINUED OPERATIONS.”

During the year ended December 31, 2007, the Company sold an age-restricted community located in Florida with 261 home sites. The sale of this community resulted in reclassifications of 2007 financial statement amounts. The following is a summary of the components of income from discontinued operations for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Discontinued property operations:
Rental and other property revenues	$—	$385
Property operating expenses	—	(140)
Interest expense	—	(134)
Depreciation	—	(24)

Income from discontinued operations before minority interest	—	87
Minority interest in Operating Partnership attributable to discontinued operations	—	(10)

Income from discontinued operations, net of minority interest	$—	$77

As of March 31, 2008, the Company did not have any assets classified as held for sale.

L.	Recent Accounting Developments

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for SFAS 159 is as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). The Statement seeks to improve uniformity and transparency in reporting of the net income attributable to non-controlling interests in the consolidated financial statements of the reporting entity. The statement requires, among other provisions, the disclosure, clear labeling and presentation of non-controlling interests in the Consolidated Balance Sheet and Consolidated Income Statement. SFAS 160 is effective for fiscal years beginning after December 15, 2008, early adoption is prohibited. The Company is evaluating SFAS 160 and has not yet determined the impact the adoption will have on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations (“SFAS 141”), but retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (also known as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R replaces, with limited exceptions as specified in the Statement, the cost allocation process in SFAS 141 with a fair value based allocation process. SFAS 141R is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is evaluating SFAS 141R and has not yet determined the impact the adoption will have on the consolidated financial statements.

N.	Subsequent Events

The Company’s common stock dividend is set quarterly and is subject to change or elimination at any time. On April 30, 2008, the Board of Directors declared a quarterly cash dividend of $0.25 per common share for the quarter ended March 31, 2008, payable on May 30, 2008, to stockholders of record on May 16, 2008.

The Company’s preferred stock dividend is set quarterly and is subject to change or elimination at any time. On April 30, 2008, the Board of Directors declared a quarterly cash dividend of $0.4844 per share of Series A Preferred Stock for the quarter ended March 31, 2008 payable on May 30, 2008, to stockholders of record on May 16, 2008.

On April 30, 2008, the Company’s stockholders approved the 2008 Stock Award and Incentive Plan, which provides for the issuance of awards with respect to up to 600,000 shares of common stock. This plan was previously approved, subject to stockholder approval, by the Board of Directors on March 27, 2008. This plan is the successor to the Company’s 1998 Stock Incentive Plan, which expired on April 21, 2008.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements in certain circumstances. Certain information included in this report and our other filings with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as well as information communicated orally or in writing between the dates of these SEC filings, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements may include projections relating to our results of operations, cash flow, dividends, anticipated returns on real estate investments, opportunities to acquire additional communities and future stock repurchases. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Such factors include: general economic and business conditions; interest rate changes; financing and refinancing risks; risks inherent in owning real estate or debt secured by real estate; demand for new homes; future development rate of home sites; competition; the availability of real estate assets at prices which meet our investment criteria; our ability to reduce expense levels, implement rent increases, use leverage and other risks set forth in our SEC filings. In addition, American Land Lease, Inc.’s current and continuing qualification as a real estate investment trust (“REIT”) involves the application of highly technical and complex provisions of the Internal Revenue Code and depends on our ability to meet the various requirements imposed by the Internal Revenue Code, through actual operating results, distribution levels and diversity of stock ownership. Readers should carefully review our financial statements and the notes thereto, as well as the risk factors described in the documents we file from time to time with the SEC. American Land Lease, Inc. assumes no obligation and does not intend to update forward-looking statements.

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

Capitalized Costs

We capitalize direct and indirect costs (including interest, real estate taxes, and other costs) in connection with initial capital expenditures, capital enhancements, and capital replacements, as well as similar spending for development and redevelopment of our properties. Indirect costs that are not capitalized, including general and administrative expenses, are charged to expense as incurred. The amounts capitalized vary with the volume, cost and timing of these activities and, especially, with the pace of development and redevelopment activities. As a result, changes in the volume, cost and timing of these activities or the cessation of such activities may have a significant impact on our financial results.

The most significant capitalized cost is interest. We capitalize interest when the following three conditions are present: (i) expenditures for the asset have been made, (ii) activities necessary to get the asset ready for its intended use are in progress and (iii) interest cost is being incurred. Our determination of the activities in progress for a development property is subject to professional judgment. The most significant judgment is the determination to capitalize interest relating to the ownership of land being developed as new home sites. In many cases, the development of such land is expected to take place over several years and in multiple phases. In such instances, it is our conclusion that the entirety of each parcel is under development and is a qualifying asset. Accordingly, interest is capitalized with respect to the entire parcel until such time as all development activities cease or the individual home site is ready for its intended use. We capitalized interest of $2,262,000 and $2,175,000 for the three months ended March 31, 2008 and 2007, respectively. We regularly review the amount of capitalized costs in conjunction with our review of impairment of long-lived assets. Based on the level of development activity for the period ended March 31, 2008, if our development activities decreased such that 10% of our assets qualifying for capitalization of interest are no longer qualified, the amount of capitalized interest would have been reduced by $226,000. Reducing capitalized interest would increase interest expense, resulting in lower net income, which would be offset in future periods by lower depreciation expense.

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

Real estate investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of our real estate investments. These factors include changes in the national, regional and local economic climates; local conditions, such as an oversupply of residential land lease properties or a reduction in the demand for our residential land lease properties; competition from other housing sources, including single and multifamily properties; plus changes in market rental rates. Additional factors that may adversely affect the economic performance and value of our development properties include regulatory changes that impact the number of home sites that can be built on our undeveloped land, changes in projected costs to construct new subdivisions in our communities and regulatory changes made by local, regional, state or national authorities. Any adverse changes in these factors could cause impairment in our real estate.

Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 2008.

The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

The estimated fair value of the Company’s secured notes payable was $261,453,000 at March 31, 2008 as compared to the carrying value of $258,140,000 at March 31, 2008.

The aggregate fair value of cash and cash equivalents, receivables, accounts payable and accrued liabilities as of March 31, 2008 approximates their carrying value due to their relatively short-term nature.

Rental Property Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 5 to 50 years for buildings and 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers compared to inventory we own, inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results. On a quarterly basis, we review each home in inventory that is older than one year and evaluate our carrying amount versus recent offers, comparable sales, and our asking price in order to derive an estimate of its market value. In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales in the current period. As of March 31, 2008, $9,653,000 of our total inventory of $18,539,000 was older than one year. For the three months ended March 31, 2008 and 2007, we recorded charges of $109,000 and $132,000, respectively to write down carrying amounts to market value. If our estimate of fair market value was overstated by 10%, we would record an additional write down to fair market value, less a normalized margin, of $796,000 based upon the carrying value of inventory as of March 31, 2008.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for SFAS 159 is as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). The Statement seeks to improve uniformity and transparency in reporting of the net income attributable to non-controlling interests in the consolidated financial statements of the reporting entity. The statement requires, among other provisions, the disclosure, clear labeling and presentation of non-controlling interests in the Consolidated Balance Sheet and Consolidated Income Statement. SFAS 160 is effective for fiscal years beginning after December 15, 2008, early adoption is prohibited. The Company is evaluating SFAS 160 and has not yet determined the impact the adoption will have on the consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations (“SFAS 141”), but retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (also known as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R replaces, with limited exceptions as specified in the Statement, the cost allocation process in SFAS 141(R) with a fair value based allocation process. SFAS 141R is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is evaluating SFAS 141R and has not yet determined the impact the adoption will have on the consolidated financial statements.

Portfolio Summary

	Operational Home sites	Developed Home sites	Undeveloped Home sites	RV Sites	Total
As of December 31, 2007	7,984	1,370	1,191	129	10,674
New lots purchased	—	2	—	—	2
New leases originated	27	(27)	—	—	—

As of March 31, 2008	8,011	1,345	1,191	129	10,676

Occupancy Roll Forward

	Occupied Home sites	Operational Home sites	Occupancy
As of December 31, 2007	7,748	7,984	97.0%
New home sales	28	27
Used home sales	2	—
Used homes acquired	(6)	—
Homes constructed by others	1	—
Homes removed from previously leased sites	(9)	—

As of March 31, 2008	7,764	8,011	96.9%

Operating Strategy

One of the measures we use to analyze our economic profitability is FFO less annual capital replacement spending for developed home sites. For the three months ended March 31, 2008, our capital replacement spending averaged $116 per developed home site.

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

For the three months ended March 31, 2008 and 2007, our FFO was (in thousands):

	Three Months Ended March 31,
	2008	2007
Net (loss) income available to common stockholders(1)	($1,451)	$1,251
Adjustments:
Cumulative preferred stock dividends	484	484
Minority interest in operating partnership	(127)	211
Real estate depreciation	1,348	1,205
Discontinued operations:
Real estate depreciation attributed to discontinued operations	—	24
Minority interest in operating partnership attributed to discontinued operations	—	10

Funds From Operations (FFO)	254	3,185
Cumulative preferred stock dividends	(484)	(484)

FFO available to common stockholders	($230)	$2,701

Weighted average common shares, common shares equivalents and OP Units outstanding	8,675	9,047

(1)	Represents the numerator for earnings per common share calculated in accordance with GAAP

For the three months ended March 31, 2008 and 2007, net cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net cash provided by operating activities	$5,125	$6,251
Net cash used in investing activities	$(7,039)	$(8,401)
Net cash provided by financing activities	$1,628	$2,190

RESULTS OF OPERATIONS FOR THE

THREE MONTHS ENDED MARCH 31, 2008

Executive Overview

We are in the business of owning and leasing residential land. Our current business focuses on the ownership of land and generation of these leases primarily within adult or retirement (55+) communities (94% of our total home sites at March 31, 2008); we focus on these communities for the following reasons:

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

Beginning in 2007 and continuing in 2008, our ability to fill unoccupied sites in our land lease communities with new homes was significantly impacted by the U.S. housing market.

We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes, an oversupply of homes available for sale, the inability of some of our home buyers to sell their current home and the direct and indirect impact of the turmoil in the mortgage loan market. Industry conditions deteriorated significantly during 2007 and continued in 2008. We attribute the reduction in new home sales demand to concerns on the part of prospective home buyers about the direction of home prices and concerns by prospective home buyers about being able to sell their existing homes. The potential of mortgage foreclosures, price reductions and increased sales incentives advertised by homebuilders have contributed to home buyers’ concerns and provide impediments to our new home sales process. The result has been weakened demand for new homes, slower sales, lower prices for homes at time of resale, higher cancellation rates, and increased price discounts and other sales incentives to attract homebuyers. The weakened demand for new homes has negatively impacted our profitability, cash flow, liquidity and returns on newly leased sites.

We continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We expect these trends in our new home sales activities to continue and the majority of the markets we serve to remain challenging throughout 2008.

Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007

Rental Property Operations

Rental and other property revenues from our owned properties totaled $9,717,000 for the three months ended March 31, 2008 compared to $9,336,000 for the three months ended March 31, 2007, an increase of $381,000 or 4.1%. The increase in property operating revenue was a result of:

•	$407,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$53,000 increase in the pass on of utilities to tenants correlated with the increase in utilities expenses, and a

•	$21,000 increase in rents for recreational vehicle sites and other miscellaneous income, all offset by a

•	$97,000 decrease in revenue recognized related to acquired lease obligations, and a

•	$3,000 decrease in the pass on of property tax allocations to tenants correlated with certain property tax expenses.

Golf course operating revenues totaled $439,000 for the three months ended March 31, 2008 compared to $430,000 for the three months ended March 31, 2007, an increase of $9,000 or 2.1%. Golf revenues increased at one community and decreased at two communities that have adjacent golf courses.

Property operating expenses from our owned properties totaled $3,163,000 for the three months ended March 31, 2008 compared to $3,189,000 for the same period in 2007, a decrease of $26,000 or 0.8%. The decrease in property operating expenses was a result of:

•	$35,000 decrease in professional fees,

•	$22,000 decrease in property-level expense related to repairs and maintenance,

•	$20,000 decrease in property operating overhead, and a

•	$9,000 decrease in property taxes partially correlated with billings to tenants reported as rental and other property revenues, all offset by a

•	$42,000 increase in utility expense partially correlated with an increase in billings to tenants reported as rental & other property revenue,

•	$13,000 increase in property insurance, and a

•	$5,000 increase in salaries, wages and benefits.

Golf course operating expenses totaled $332,000 for the three months ended March 31, 2008 compared to $335,000 for the three months ended March 31, 2007, a decrease of $3,000 or 0.9%.

Depreciation expense was $1,348,000 during the three months ended March 31, 2008 compared to $1,205,000 during the same period in 2007. The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites.

Same store property revenues, a non-GAAP financial measure, for the three months ended March 31, 2008 increased by 5.6% from the three months ended March 31, 2007, consisting of a 3.2% increase from same site rental revenues, a 2.3% increase from absorption rental site revenues and a 0.1% increase from golf revenues. Expenses related to those revenues decreased 0.5% over that same period consisting of a (0.4%) decrease in same site rental expenses, and a (0.1%) decrease in golf expenses. Same store property net operating income, a non-GAAP financial measure, increased 8.4% for the three months ended March 31, 2008. Our same store base included 100.0% of our property operating revenues for the three months ended March 31, 2007.

We believe that the same store information provides the users of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated statement of operations. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the three months ended March 31, 2008 and 2007, determined in accordance with U.S. generally accepted accounting principles, is reflected in the following table (in thousands):

		Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues	C	$9,498	$9,190	$308	3.4%	3.2%
Absorption rental revenues		231	12	219	1825.0%	2.3%
Same store golf revenues		439	430	9	2.1%	0.1%

Same store revenues	A	10,168	9,632	536	5.6%	5.6%

Other ancillary revenues(2)		(12)	134	(146)	(109.0)%

Total property revenues	E	$10,156	$9,766	$390	4.0%

Same site rental expenses	D	$2,700	$2,711	$(11)	(0.4)%	(0.4)%
Same store golf expenses		332	335	(3)	(0.9)%	(0.1)%

Same store expenses	B	3,032	3,046	(14)	(0.5)%	(0.5)%

Expenses related to offsite management (3)		463	478	(15)	(3.1)%

Total property operating expenses	F	$3,495	$3,524	$(29)	(0.8)%

Same store net operating income	A-B	$7,136	$6,586	$550	8.4%

Same site net operating income	C-D	$6,798	$6,479	$319	4.9%

Total net operating income	E-F	$6,661	$6,242	$419	6.7%

(1)

Computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2007 period. For example, same store rental revenue increase of $308 as compared to the total same store revenues in 2007 of $9,632 is a 3.2% increase ($308 / $9,632 = 3.2%).

(2)

Other ancillary revenues consist of amortization of deferred income recognized related to acquired lease obligations, intercompany revenues and other miscellaneous income not attributable to land leases.

(3)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Business

Revenues for the home sales business totaled $3,855,000 for the three months ended March 31, 2008 as compared to $7,665,000 for the three months ended March 31, 2007. The decrease in revenues compared to the same period in the prior year was primarily due to decreased sales at nine of our expansion communities. The average selling price of new homes closed was $143,000 and $135,000, respectively, for the three months ended March 31, 2008 and 2007, an increase of 5.9%. Homes sold totaled 28 for the three months ended March 31, 2008 compared to 55 homes for the three months ended March 31, 2007, a decrease of 49.1%.

A summary of our home sales activities for the three months ended March 31, 2008 and 2007 is highlighted in the following table:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Unit Change	Percent Change
New home closings	28	55	(27)	(49.1)%
New home contracts	23	96	(73)	(76.0)%
Home resales	2	3	(1)	(33.3)%
Brokered home sales	22	31	(9)	(29.0)%
New home contract backlog(1)	12	58	(46)	(79.3)%

(1)	Balance as of March 31, 2008 and 2007, respectively.

Total cost of sales for the three months ended March 31, 2008 was $2,837,000 compared to $5,633,000 for the three months ended March 31, 2007. Resulting margin decreases are attributable to a decrease in manufacturer rebates associated with lower purchasing and increases in costs of homes purchased partially offset by increases attributable to increased selling prices. Selling and marketing expenses for the three months ended March 31, 2008 decreased $299,000 from the three months ended March 31, 2007 as a result of lower commission expense associated with lower sales volumes coupled with decreased marketing expense in the current year.

We reported a loss from the home sales business of $994,000 for the three months ended March 31, 2008 as compared to a loss of $265,000 for the three months ended March 31, 2007.

General and Administrative Expenses

Our general and administrative expenses were $1,222,000 for the three months ended March 31, 2008 and $964,000 for the three months ended March 31, 2007. The $258,000 increase in expense was a result of:

•	$103,000 increase in acquisition costs,

•	$100,000 increase in salaries, wages and benefits,

•	$53,000 increase in regulatory compliance and public company reporting costs, and a

•	$37,000 increase in other miscellaneous expenses, all offset by a

•	$29,000 decrease in stock based compensation expense, and a

•	$6,000 decrease in professional fees.

Interest and Other Income

During the three months ended March 31, 2008 and 2007, interest and other income were $44,000 and $170,000, respectively. The decrease of $126,000 is a result of a one-time fee paid to us for delays caused by a prior owner of a community in 2007.

Interest Expense

During the three months ended March 31, 2008 and 2007, interest expense was $2,248,000 and $2,109,000, respectively, which was net of capitalized interest of $2,262,000 and $2,175,000, respectively. The increase is primarily a result of higher outstanding balances offset by a decrease in the amount of variable rate debt carried by us.

Loss on Early Debt Retirement

The Company incurred a $1,987,000 prepayment fee associated with refinancing three loans during the quarter ended March 31, 2008. There were no such fees incurred in 2007.

Cumulative Preferred Stock Dividends

During the three months ended March 31, 2008 and 2007, cumulative preferred stock dividends were $484,000.

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

Our projections of the stabilized first year returns from the leases originated on expansion home sites constitute “forward looking statements.” Actual returns may be materially different than such projections as a result of the risks and other factors discussed throughout our Annual Report for the year ended December 31, 2007. We undertake no obligation to update such projections to reflect events or circumstances occurring after the date of this report.

The leases facilitated by the home sales business during the three months ended March 31, 2008 and 2007 are estimated to provide a stabilized first year return on investment of 4.8% and 6.3%, respectively. These returns are shown on the following table and are based upon unaudited projected information. This compares to our realized returns from operational home sites of 8.3% for the year ended December 31,

2007. The decrease in return on expansion home sites is driven primarily by (i) the decreased profitability of our home sales business resulting from fewer home sales over which the fixed costs are allocated, and (ii) an increase in the per site cost of development. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our projected first year return from leases originated on expansion home sites for the three months ended March 31, 2008 and 2007 is shown on the following table (in thousands, except expansion sites leased):

		Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Expansion sites leased during the period		27	53

Estimated first year annualized profit on leases originated during the period	A	$120	$174

Costs, including development costs of sites leased		$1,451	$2,395
Plus home sales loss attributable to sites leased		1,033	361

Total costs incurred to originate ground leases	B	$2,484	$2,756

Estimated first year returns from the leases originated on expansion home sites during the period	A/B	4.8%	6.3%

For the three months ended March 31, 2008 and 2007, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Reported loss from sales operations	$(994)	$(265)
Brokerage business income	(26)	(40)
Used home sales	(13)	(56)

Adjusted loss for projection analysis	$(1,033)	$(361)

We exclude the profits from our used home sales and brokerage business from our projection of return on investment in expansion home sites. The profits from these activities represent profits that are not directly related to our expansion activities.

The reconciliation of our projected first year return from leases originated on expansion home sites, a projection, to our return on investment in operational home sites for the year ended December 31, 2007 in accordance with GAAP is show below (in thousands):

		Total Portfolio for Year Ended December 31, 2007
Property income before depreciation [1]	A	$24,686
Total investment in operational home sites [1]	B	$295,821
Return on investment from earning home sites[1]	A/B	8.3%

1A

reconciliation of our return on investment for earning sites for the year ended December 31, 2007 to property income before depreciation and investment in operational sites is shown below (in thousands)

December 31, 2007
Rental and other property revenues	$38,651
Property operating expenses	(13,965)

Property income before depreciation (A)	$24,686

Real estate assets, net	$399,517
Add: Accumulated depreciation	31,842
Less: Real estate under development	(122,403)
Less: Cost of home sites ready for intended use	(13,135)

Investment in operational sites (B)	$295,821

Return on investment in operational sites (A/B) [1]	8.3%

[1]

Our return on investment in operational sites reflects our income from and investment in sites that were leased for the first time during the year ended December 31, 2007. For these leases, the income reported above includes less than a full twelve months of operating results. Consequently, when compared to the investment we have made in these home sites, the return on investment during the year ended December 31, 2007 is less than the return when measured using a full twelve months of operating results.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had cash and cash equivalents of $255,000. Our principal activities that demand liquidity include our normal operating activities, development expenditures, payments of principal and interest on outstanding debt, acquisitions of and additional investments in properties, and payments of distributions to preferred and common stockholders and OP Unit holders. We expect to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units or other partnership interests), the sales of properties and cash generated from operations.

In the event that the current economic downturn continues and the cash provided by operating activities is reduced or if access to short term borrowing sources becomes restricted, the Company may be required to reduce or eliminate expenditures for the continued development of its communities and/or reduce or eliminate its preferred and common dividend.

We have a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at 175 basis points over the one-month LIBOR rate (4.4% at March 31, 2008). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco Counties, Florida and Maricopa County, Arizona with a net book value of $43,825,000. The revolving line of credit matures on December 31, 2008. At March 31, 2008, $0 was outstanding and $16,000,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants there under. Based on the application of the borrowing base calculation, as of March 31, 2008, $12,539,000 was available to the Company. The line of credit also includes certain financial covenants that require the Company to maintain a tangible net (as defined by lender) worth of $150,000,000 and to maintain a debt to adjusted tangible net worth (as defined by lender) ratio of not more than 1.75 to 1.0, among others. The Company believes it was in compliance with all financial covenant requirements under this revolving line of credit at March 31, 2008.

We have a floor plan line of credit with a floor plan lender providing a committed credit facility of $35,000,000 with a variable interest rate of prime plus 25 basis points (6.3% at March 31, 2008). Individual advances mature the earlier of 1,080 days or upon sale of the home to a third party. The floor plan line of credit is partially recourse to the Company and at March 31, 2008, $2,791,000 of the outstanding balance under the floor plan was recourse to the Company. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $17,068,000. The financial covenants of the floor plan line of credit require the Company to maintain a tangible net (as defined by lender) worth of $150,000,000 and to maintain a debt to adjusted tangible net worth (as defined by lender) ratio of not more than 1.75 to 1.0, among others. The Company believes it was in compliance with all financial covenant requirements under this floor plan facility at March 31, 2008. The floor plan lender’s commitment to fund future inventory purchases expires in September 2009. At March 31, 2008, $20,210,000 was outstanding, and approximately $14,790,000 was available under the floor plan facility.

Our ability to access secured and unsecured borrowings as a source of liquidity is dependent upon factors outside of our control, including economic trends that impact the availability of credit from lending sources we currently utilize. Our ability to issue additional equity in the form of equity securities (including the issuance by the Operating Partnership of OP Units) is dependent upon certain factors outside of our control, including returns available on alternative investments and other economic factors. The amount of cash generated by our operations is dependent upon our ability to operate our existing portfolio of revenue earning sites and to originate new earning sites through new lease originations generated by our home sales business. Our ability to generate cash through the operation of our current portfolio is dependent upon the costs we pay to acquire the goods and services required to operate the portfolio, the absence of natural disasters, such as hurricanes, that would disrupt the flow of rental income for an undeterminable time period and other factors. Our ability to generate cash through the origination of new earning sites is dependent upon our ability to market effectively to our target market customers, to originate contracts for sale of homes at our properties, thereby generating income producing leases and to develop the undeveloped land within our portfolio in a timely fashion, and on a cost effective basis. Our ability to generate cash through the origination of new earning sites is dependent on market factors as well, including demand for new homes.

Operating Activities

Our net cash provided by operating activities was $5.1 million during the three months ended March 31, 2008 compared to $6.2 million during the same period in 2007. The $1.1 million decrease was primarily the result of:

•	$0.7 million decrease in home sales earnings due lower sales volumes,

•	$0.2 million increase in general administrative cash expenses

•	$0.1 million decrease in other income,

•	$0.1 million decrease in operating income from discontinued operations,

•	$0.1 million increase in interest costs,

•	$0.6 million increase in cash used to fund inventory in 2008 as compared to the cash used to fund inventory decreases in 2007, offset by a

•	$0.4 million increase in property operating income due rental increases, and a

•	$0.3 million increase in cash provided by operating asset and liabilities as a result of changes in business volumes.

Investing Activities

During the three months ended March 31, 2008, the net cash used in investing activities was $7.0 million, compared with $8.4 net cash used during the same period in 2007. The $1.4 million decrease in net cash used for investing activities is primarily the result of:

•	$3.2 million decrease in expenditures for capital replacements, development and improvements in the 2008 period as compared to the 2007 period, offset by a

•	$1.8 million increase in construction loan advances.

Financing Activities

Net cash provided by financing activities was $1.6 million for the three months ended March 31, 2008 compared with net cash provided during the same period in 2007 of $2.2 million.

The $0.6 million decrease in cash provided by financing activities is primarily the result of:

Increases

•	$34.8 million increase in proceeds from secured notes payable, offset by

Decreases

•	$15.6 million increase in payments on secured credit facilities

•	$15.9 million increase in payments on secured notes payable,

•	$1.9 million increase in payments on early extinguishment of debt,

•	$0.8 million decrease in proceeds from stock options exercised,

•	$0.6 million decrease as a result of repurchasing common stock, and a

•	$0.6 million increase in payment of loan costs.

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

The Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding common stock. During the three months ended March 31, 2008, the Company repurchased 33,000 shares of outstanding common stock and has repurchased a total of approximately 816,000 shares pursuant to this authorization. The Company has and will continue to evaluate this investment opportunity in the context of its primary financial objective to maximize long term, risk adjusted returns on investment for common stockholders.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk is changes in interest rates relating to our various debt instruments and borrowings. As compared to the three months ended March 31, 2007, our exposure to changes in interest rates at March 31, 2008 for repricing and refunding as to unpaid principal balances (i) increased from $175.1 million to $191.0 million for partially amortizing secured notes payable; (ii) increased from $11.4 million to $22.1 million for variable rate secured notes payable; (iii) increased from $14.8 million to $20.2 million for variable rate secured floor plan facility; and (iv) decreased from $5.4 million to $0 million for variable rate secured mortgage credit facility. The following is a discussion of the potential impact of changes in interest rates on our debt instruments at March 31, 2008.

We have $7.8 million of fixed rate, fully amortizing, non-recourse, secured notes payable. We do not have exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $228.3 million of fixed rate, partially amortizing, non-recourse, secured notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed. We have repricing and refunding risks as to the unpaid balance on these notes of $191.0 million due at maturity between 2013 and 2021, with an average maturity of 8.4 years.

We have $22.1 million interest only, non-recourse, secured notes payable. These variable rate loans bear interest at the three-month LIBOR plus 1.15% and 1.75%, respectively. If LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $221,000 due to an increase in interest expense based on the outstanding balance at March 31, 2008. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes.

We have a revolving line of credit with a bank that bears interest at 175 basis points over the one-month LIBOR rate. At March 31, 2008, we do not have an outstanding balance under the credit facility. As such, we do not have a refunding or repricing risk related to our revolving line of credit at March 31, 2008.

We have a secured floor plan facility that bears interest at the lender’s prime rate plus 25 basis points. If the lender’s prime rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $202,000 due to an increase in interest expense on this line of credit, based on the approximately $20.2 million outstanding balance at March 31, 2008. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the first quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.	RISK FACTORS

For a discussion of our potential risks or uncertainties, please see Part I, Item 1A., of the Company’s 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 11, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal quarter ended March 31, 2008, the Company repurchased shares of its common stock as set forth in the following table:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan
January 1 through January 31, 2008	29,000	$19.79	812,000	1,188,000

February 1 through February 29, 2008	4,000	21.19	816,000	1,184,000

March 1 through March 31, 2008	—	—	816,000	1,184,000

Total	33,000	$19.95	816,000	1,184,000

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on April 30, 2008. At the annual meeting, the stockholders elected Thomas L. Rhodes and Bruce E. Moore as Class III directors, each to serve until the 2011 annual meeting of stockholders and until his respective successor is duly elected and shall have qualified.

Additionally, at the annual meeting, the stockholders approved the following proposals by the votes indicated below:

1.	Proposal to ratify the selection of Ernst & Young LLP, to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

Votes For	Votes Against	Abstentions	Broker Non-Votes
7,000,053	15,741	24,822	—

2.	Proposal to approve the American Land Lease, Inc. 2008 Stock Award and Incentive Plan:

Votes For	Votes Against	Abstentions	Broker Non-Votes
3,587,787	1,187,390	49,055	2,216,384

Item 6.	EXHIBITS

(a)	Exhibits:

Exhibit No.	Description
3.1	Third Amended and Restated Certificate of Incorporation of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, dated May 4, 2005 and filed on May 4, 2005).

3.2	Fourth Amended and Restated By-laws of American Land Lease, Inc. (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, dated April 4, 2005 and filed on April 5, 2005).

10.1	Form of Amendment to Stock Option Agreement.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of COO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.2	Certification of COO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

32.3	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LAND LEASE INC.
(Registrant)

Date: May 9, 2008	By	/s/ Shannon E. Smith
Shannon E. Smith
Chief Financial Officer