Form 10-Q
period 2008-06-30
AMERICAN LAND LEASE INC
filed 2008-08-07
CIK 804138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 4, 2008, approximately 7,938,000 shares of common stock, par value $.01 per share, were outstanding.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

(i)

PART I.

FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Real estate, net of accumulated depreciation of $34,145 and $31,842, respectively, including real estate under development of $128,277 and $122,403, respectively	$406,520	$399,517
Cash and cash equivalents	142	541
Inventory	15,841	20,084
Other assets, net	17,999	16,391

Total Assets	$440,502	$436,533

LIABILITIES
Secured notes payable	$259,630	$239,970
Secured credit facilities	21,219	30,932
Accounts payable and accrued liabilities	8,196	9,288

	289,045	280,190

MINORITY INTEREST IN OPERATING PARTNERSHIP	16,824	17,339

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 3,000 shares authorized; 1,000 and 1,000 shares issued and outstanding, respectively	25,000	25,000
Common stock, par value $.01 per share; 12,000 shares authorized; 9,595 and 9,485 shares issued, respectively; 7,625 and 7,553 shares outstanding (excluding treasury stock), respectively	96	95
Additional paid-in capital	295,266	293,821
Dividends in excess of accumulated earnings	(153,810)	(148,749)
Treasury stock, 1,970 and 1,932 shares at cost, respectively	(31,919)	(31,163)

	134,633	139,004

Total Liabilities and Stockholders’ Equity	$440,502	$436,533

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
RENTAL PROPERTY OPERATIONS
Rental and other property revenues	$9,733	$9,334	$19,450	$18,670
Golf course operating revenues	217	219	656	649

Total property operating revenues	9,950	9,553	20,106	19,319
Property operating expenses	(3,156)	(3,111)	(6,319)	(6,300)
Golf course operating expenses	(348)	(357)	(680)	(692)

Total property operating expenses	(3,504)	(3,468)	(6,999)	(6,992)
Depreciation	(1,351)	(1,227)	(2,699)	(2,432)

Income from rental property operations	5,095	4,858	10,408	9,895
SALES OPERATIONS
Home sales revenue	3,525	7,929	7,380	15,594
Cost of home sales	(2,814)	(5,658)	(5,651)	(11,291)

Gross profit on home sales	711	2,271	1,729	4,303
Commissions earned on brokered sales	39	44	84	119
Commissions paid on brokered sales	(23)	(19)	(42)	(54)

Gross profit on brokered sales	16	25	42	65
Selling and marketing expenses	(1,519)	(2,375)	(3,557)	(4,712)

Loss from sales operations	(792)	(79)	(1,786)	(344)
General and administrative expenses	(1,233)	(993)	(2,455)	(1,957)
Interest and other income	58	8	102	178
Loss on early debt retirement	—	—	(1,987)	—
Interest expense	(2,198)	(2,142)	(4,446)	(4,251)

Income (loss) before minority interest in Operating Partnership and discontinued operations	930	1,652	(164)	3,521
Minority interest in Operating Partnership	(108)	(188)	19	(399)

Income (loss) from continuing operations	822	1,464	(145)	3,122
DISCONTINUED OPERATIONS
Discontinued operations	—	109	—	220
Depreciation on discontinued operations	—	(24)	—	(48)
Minority interest in Operating Partnership attributable to discontinued operations	—	(10)	—	(20)

Income from discontinued operations, net of minority interest in Operating Partnership	—	75	—	152

Net income (loss)	822	1,539	(145)	3,274
Cumulative preferred stock dividends	(485)	(485)	(969)	(969)

Net income (loss) available to common stockholders	$337	$1,054	$(1,114)	$2,305

Earnings per common share – basic:
Income (loss) from continuing operations (net of preferred stock dividends)	$0.04	$0.13	$(0.15)	$0.28
Income from discontinued operations	—	0.01	—	0.02

Net income (loss) attributable to common stockholders	$0.04	$0.14	$(0.15)	$0.30

Earnings per common share – diluted:
Income (loss) from continuing operations (net of preferred stock dividends)	$0.04	$0.12	$(0.14)	$0.27
Income from discontinued operations	—	0.01	—	0.02

Net income (loss) attributable to common stockholders	$0.04	$0.13	$(0.14)	$0.29

Weighted average common shares outstanding	7,611	7,745	7,604	7,728

Weighted average common shares and common share equivalents outstanding	7,710	8,029	7,734	8,052

Dividends declared per common share	$0.25	$0.25	$0.50	$0.50

See Notes to Condensed Consolidated Financial Statement

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Dividends In Excess of Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCES – DECEMBER 31, 2007	1,000	$25,000	9,485	$95	$293,821	$(148,749)	$(31,163)	$139,004
Exercise of options	—	—	86	1	602	—	—	603
Vesting of restricted stock	—	—	15	—	—	—	—	—
Equity compensation granted to the Board of Directors	—	—	9	—	175	—	—	175
Purchase of treasury stock	—	—	—	—	—	—	(756)	(756)
Stock-based compensation	—	—	—	—	668	—	—	668
Net loss	—	—	—	—	—	(145)	—	(145)
Dividends paid – preferred stock	—	—	—	—	—	(969)	—	(969)
Dividends paid – common stock	—	—	—	—	—	(3,947)	—	(3,947)

BALANCES – JUNE 30, 2008	1,000	$25,000	9,595	$96	$295,266	$(153,810)	$(31,919)	$134,633

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(145)	$3,274
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,320	3,030
Loss on early debt retirement	1,987	—
Revenue recognized related to acquired lease obligations	(142)	(263)
Stock-based compensation	648	611
Minority interest in Operating Partnership	(19)	399
Minority interest in Operating Partnership attributable to discontinued operations	—	20
Decrease in inventory	4,243	1,796
Net change in operating assets and liabilities	(1,038)	552

Net cash provided by operating activities	8,854	9,419

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to real estate, including development	(4,741)	(11,762)
Capitalized interest	(4,456)	(4,423)
Capital replacements	(447)	(727)
Additions to fixed assets other than real estate classified as other assets	(89)	(246)
Construction loan advances	(2,227)	(89)
Proceeds from notes receivable	237	266

Net cash used in investing activities	(11,723)	(16,981)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from secured credit facilities	48,795	55,030
Payments on secured credit facilities	(58,508)	(45,076)
Proceeds from secured notes payable	36,955	4,580
Principal payments on secured notes payable	(17,295)	(1,471)
Early debt retirement	(1,874)	—
Payments of deferred financing costs	—	(73)
Payments to escrow funds	(281)	(172)
Collections of escrowed funds	243	92
Proceeds from stock options exercised	603	797
Purchase of treasury stock	(756)	(627)
Payments of common stock dividends	(3,947)	(3,994)
Payments of preferred stock dividends	(969)	(969)
Distributions to minority interest in Operating Partnership	(496)	(500)

Net cash provided by financing activities	2,470	7,617

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(399)	55
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	541	253

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$142	$308

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid, if any, to holders of ANL’s common stock. After holding the OP Units for one year, limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of ANL’s common stock in lieu of cash. At June 30, 2008, the Operating Partnership had approximately 993,000 OP Units outstanding, excluding those owned by ANL, and ANL owned 88% of the Operating Partnership.

As of June 30, 2008, based on total home sites, 72% of the Company’s portfolio of residential land lease communities is located in Florida, 24% in Arizona and 4% in Alabama.

B.	Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Real Estate and Depreciation

The Company capitalizes direct costs associated with the acquisition of consolidated properties as a cost of the assets acquired, and such direct costs are depreciated over the estimated useful lives of the related assets. In accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (“SFAS 141”), the Company allocates the purchase price of real estate to land, land improvements, buildings, furniture, fixtures, equipment and intangibles, such as the value of above and below market leases and origination costs associated with the in-place leases. In order to allocate purchase price on these various components, the Company performs the following procedures for properties acquired:

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

Interest incurred relating to the development of communities is capitalized during the development period. The Company’s strategy is to master plan, develop and build substantially all of the home sites in its communities. Accordingly, substantially all projects excluding finished lots where the home is available for occupancy, are undergoing development. The Company capitalized interest of approximately $2,194,000 and $2,248,000 for the three months ended June 30, 2008 and 2007, and $4,456,000 and $4,423,000 for the six months ended June 30, 2008 and 2007, respectively.

If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. In the event the property is under development, the estimate of future cash flows includes all future expenditures necessary to develop the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. There were no impairment losses recognized for the six months ended June 30, 2008 and 2007.

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

Inventory

The Company, through a taxable subsidiary corporation, maintains an inventory of manufactured homes situated within its residential land lease communities. Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or estimated market value. If actual market conditions are less favorable than those projected by management and the market value of our inventory is lower then estimated by management, inventory write-downs may be required that could have a significant impact on the Company’s results of operations and cash flows. As of June 30, 2008, $12,370,000 of the Company’s total inventory investment of $15,841,000 was older than one year. The Company recorded charges of approximately $256,000 and $68,000 for the three months ended June 30, 2008 and 2007, and $365,000 and $200,000 for the six months ended June 30, 2008 and 2007, respectively, to adjust inventory carrying amounts to market value.

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

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. Advertising expenses were $203,000 and $575,000 for the three months ended June 30, 2008 and 2007, respectively, and $552,000 and $1,134,000 for the six months ended June 30, 2008 and 2007, respectively, and are included within golf course operating expenses and selling and marketing expenses in the consolidated statements of operations.

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

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s federal and state income tax returns for the years ended December 31, 2004, and subsequent years are currently subject to examination by the Internal Revenue Service or other taxing authorities. The Company recognizes accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. In March 2008, the Company was notified by the Internal Revenue Service that it intends to examine the 2005 federal tax return for Asset Investors Operating Partnership. The Internal Revenue Service examined the 2005 federal tax return for Asset Investors Operating Partnership and concluded that no change was necessary to the return and accepted the return as filed.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 99,000 and 284,000 shares for the three months ended June 30, 2008 and 2007, respectively, and 130,000 and 324,000 shares for the six months ended June 30, 2008 and 2007, respectively. Vested and unvested stock options totaling 453,000 and 148,000 shares for the three months ended June 30, 2008 and 2007, respectively, and 448,000 and 148,000 shares for the six months ended June 30, 2008 and 2007, respectively, were excluded from diluted earnings as their effect was anti-dilutive.

Stock-based Compensation

The Company used the Black-Scholes-Merton formula to estimate the fair value of stock options, used the closing stock price at date of grant for time-based restricted stock and used a Monte Carlo model to estimate the fair value of market-based restricted stock for the six months ended June 30, 2008 and 2007. Stock-based compensation is reported in selling and marketing expenses and general and administrative expenses. The Company recorded stock-based compensation expense of $364,000 and $307,000 for the three months ended June 30, 2008 and 2007, respectively, and $648,000 and $611,000 for the six months ended June 30, 2008 and 2007, respectively.

Treasury Stock

On October 17, 2000, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding common stock. The timing of stock purchases is at the discretion of management. The Company purchased 0 and 0 shares for the three months ended June 30, 2008 and 2007, respectively, and 29,000 and 27,000 shares for the six months ended June 30, 2008 and 2007, respectively. The Company has repurchased approximately 812,000 shares as of June 30, 2008 pursuant to this authorization.

Depreciation of Personal Property

Depreciation of personal property is reported in property operating expenses, selling and marketing expenses, or general and administrative expenses, based upon the use of the associated asset. The Company recorded depreciation expense related to personal property of $111,000 and $99,000 for the three months ended June 30, 2008 and 2007, respectively, and $212,000 and $192,000, for the six months ended June 30, 2008 and 2007, respectively. Depreciation is computed using the straight-line method over an estimated useful life of 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Statements of Cash Flows

The Company considers cash maintained in bank accounts, money market funds and highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Non-cash financing activities for the period ended June 30, 2008 and 2007 were as follows:

	2008	2007
Issuance of common stock for:
Services by directors	$175,000	$194,000

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

The estimated fair value of the Company’s secured notes payable was $260,475,000 at June 30, 2008 as compared to the carrying value of $259,630,000 at June 30, 2008.

The aggregate fair value of cash and cash equivalents, receivables, accounts payable and accrued liabilities as of June 30, 2008 approximates their carrying value due to their relatively short-term nature.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), certain reclassifications have been made in the 2007 consolidated financial statements to present the operations of one community as discontinued operations for all periods presented. Such reclassifications have no material effect on the amounts as originally presented.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires all components of comprehensive income be reported in the consolidated financial statements in the period in which they are recognized. For all periods reported, the Company’s comprehensive income is equal to its net income reported in the accompanying consolidated statements of operations.

D.	Real Estate

Real estate at June 30, 2008 and December 31, 2007 is as follows (in thousands):

	June 30, 2008	December 31, 2007
Land	$92,900	$92,664
Land improvements and buildings	347,765	338,695

	440,665	431,359
Less accumulated depreciation	(34,145)	(31,842)

Real estate, net	$406,520	$399,517

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

E.	Secured Notes Payable

The following table summarizes the Company’s secured notes payable (in thousands):

	June 30, 2008	December 31, 2007

Fixed rate, ranging from 7.86% to 7.92%, fully amortizing, non-recourse notes maturing in 2020	$7,659	$9,882
Fixed rate, ranging from 5.48% to 7.17%, partially amortizing, non-recourse notes maturing at various dates from 2013 through 2021	229,865	207,982
Variable rate, at the three-month LIBOR rate plus 115 to 175 basis points, interest only non-recourse notes maturing at various dates from 2011 through 2012	22,106	22,106

	$259,630	$239,970

F.	Secured Credit Facilities

The Company has a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at 175 basis points over the one-month LIBOR rate (4.2% at June 30, 2008 and 6.6% at December 31, 2007). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco County, Florida and Maricopa County, Arizona with a net book value of $44,067,000. The revolving line of credit matures December 31, 2008. At June 30, 2008, $4,600,000 was outstanding and $11,400,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. Based on the application of the borrowing base calculation, as of June 30, 2008, $8,392,000 was available to the Company. The line of credit also includes certain financial covenants that require the Company to maintain an adjusted tangible net worth (as defined by the lender) of $150,000,000 and to maintain a debt to adjusted tangible net worth ratio of not more than 1.75 to 1.0, among others. The Company believes it was in compliance with all financial covenant requirements at June 30, 2008.

The Company has a floor plan line of credit with a floor plan lender providing a committed credit facility of $35,000,000 with a variable interest rate linked to the lender’s prime rate, with a floor of 5.25%, plus 25 basis points (5.5% at June 30, 2008 and 7.8% at December 31, 2007). Individual advances mature the earlier of 1,080 days or upon sale of the home to a third party. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $14,330,000. At June 30, 2008, approximately $16,619,000 was outstanding, of which $2,250,000 was recourse to the Company, and approximately $18,381,000 was available under the floor plan credit facility. The financial covenants of the floor plan line of credit require the Company to maintain an adjusted tangible net worth (as defined by the lender) of $150,000,000 and to maintain a debt to adjusted tangible net worth ratio of not more than 1.75 to 1.0, among others. The floor plan lender’s commitment to fund future inventory purchases expires in September 2009. The Company believes it was in compliance with all financial covenant requirements at June 30, 2008.

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

Commitments

In the ordinary course of business, the Company has entered into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of residential land lease communities. The unpaid balance of these contracts remaining at June 30, 2008 is approximately $1,375,000.

During 2007, the Company issued a construction loan to a development company in Arizona. The maximum aggregate amount of advances available under the construction loan is $8,080,000, subject to certain inventory level restrictions provided for in the loan documents that limit the aggregate amount of advances outstanding at any given time. The proceeds of the loan are to be used exclusively to develop a community for the Company in Mesa, Arizona. At June 30, 2008, the application of the inventory restriction limits the additional funds available to the development company to approximately $4,052,000. At June 30, 2008, approximately $1,082,000 was available under the construction loan.

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

The revenues, net income (loss), and assets for each of the reportable segments are summarized in the following tables for the three and six months ended June 30, 2008 and June 30, 2007 (in thousands).

	Three months ended June 30, 2008
	Real Estate	Home Sales	Corporate, (not allocated to segments)	Consolidated
Rental and other property revenues, net	$9,950	$—	$—	$9,950
Home sales revenues	—	3,564	—	3,564

Total revenues	9,950	3,564	—	13,514

Net operating income gross profit for real estate segment	6,446	—	—	6,446
Home sales contribution margin	—	(792)	—	(792)

Adjustments to arrive at net income:
Depreciation	(1,351)	—	—	(1,351)
General and administrative expenses	(904)	(324)	(5)	(1,233)
Interest expense	—	—	(2,198)	(2,198)
Interest and other income	—	—	58	58
Minority interest in earnings	—	—	(108)	(108)

Net income (loss)	$4,191	$(1,116)	$(2,253)	$822

Assets	$412,419	$23,826	$4,257	$440,502

Capital additions to:

Real estate	$4,194	$—	$—	$4,194
Capital replacements – real estate	116	—	—	116
Capital replacements – other assets	58	—	—	58
Other assets	28	24	—	52

Total	$4,396	$24	$—	$4,420

	Three months ended June 30, 2007
	Real Estate	Home Sales	Corporate, (not allocated to segments)	Consolidated
Rental and other property revenues, net	$9,553	$—	$—	$9,553
Home sales revenues	—	7,973	—	7,973

Total revenues	9,553	7,973	—	17,526

Net operating income gross profit for real estate segment	6,085	—	—	6,085
Home sales contribution margin	—	(79)	—	(79)

Adjustments to arrive at net income:
Depreciation	(1,227)	—	—	(1,227)
General and administrative expenses	(551)	(442)	—	(993)
Interest expense	—	—	(2,142)	(2,142)
Interest and other income	—	—	8	8
Income from discontinued operations	75	—	—	75
Minority interest in earnings	—	—	(188)	(188)

Net income (loss)	$4,382	$(521)	$(2,322)	$1,539

Assets	$400,674	$31,062	$923	$432,659

Capital additions to:

Real estate	$8,011	$—	$—	$8,011
Capital replacements – real estate	290	—	—	290
Capital replacements – other assets	95	—	—	95
Other assets	69	27	1	97

Total	$8,465	$27	$1	$8,493

	Six months ended June 30, 2008
	Real Estate	Home Sales	Corporate, (not allocated to segments)	Consolidated
Rental and other property revenues, net	$20,106	$—	$—	$20,106
Home sales revenues	—	7,464	—	7,464

Total revenues	20,106	7,464	—	27,570

Net operating income gross profit for real estate segment	13,107	—	—	13,107
Home sales contribution margin	—	(1,786)	—	(1,786)

Adjustments to arrive at net income:
Depreciation	(2,699)	—	—	(2,699)
General and administrative expenses	(1,784)	(662)	(9)	(2,455)
Loss on early debt retirement	—	—	(1,987)	(1,987)
Interest expense	—	—	(4,446)	(4,446)
Interest and other income	—	—	102	102
Minority interest in earnings	—	—	19	19

Net income (loss)	$8,624	$(2,448)	$(6,321)	$(145)

Assets	$412,419	$23,826	$4,257	$440,502

Capital additions to:

Real estate	$9,217	$—	$—	$9,217
Capital replacements – real estate	192	—	—	192
Capital replacements – other assets	255	—	—	255
Other assets	30	58	1	89

Total	$9,694	$58	$1	$9,753

	Six months ended June 30, 2007
	Real Estate	Home Sales	Corporate, (not allocated to segments)	Consolidated
Rental and other property revenues, net	$19,319	$—	$—	$19,319
Home sales revenues	—	15,713	—	15,713

Total revenues	19,319	15,713	—	35,032

Net operating income gross profit for real estate segment	12,327	—	—	12,327
Home sales contribution margin	—	(344)	—	(344)

Adjustments to arrive at net income:
Depreciation	(2,432)	—	—	(2,432)
General and administrative expenses	(1,077)	(870)	(10)	(1,957)
Interest expense	—	—	(4,251)	(4,251)
Interest and other income	—	—	178	178
Income from discontinued operations	152	—	—	152
Minority interest in earnings	—	—	(399)	(399)

Net income (loss)	$8,970	$(1,214)	$(4,482)	$3,274

Assets	$400,674	$31,062	$923	$432,659

Capital additions to:

Real estate	$16,192	$—	$—	$16,192
Capital replacements – real estate	488	—	—	488
Capital replacements – other assets	239	—	—	239
Other assets	135	105	6	246

Total	$17,054	$105	$6	$17,165

I.	Stock and Dividends

Dividends

ANL’s common stock and preferred stock dividends are set quarterly by ANL’s Board of Directors and are subject to change or elimination at any time. ANL paid quarterly dividends on common stock of $0.25 per share totaling $1,983,000 and $2,004,000 for the three months ended June 30, 2008 and 2007, respectively, and $3,947,000 and $3,994,000 for the six months ended June 30, 2008 and 2007, respectively. ANL paid quarterly dividends on preferred stock of $0.48 per share totaling $485,000 and $485,000 for the three months ended June 30, 2008 and 2007, respectively, and $969,000 and $969,000 for the six months ended June 30, 2008 and 2007, respectively.

The Company deducts cumulative paid and unpaid preferred stock dividends from net income to arrive at net income available to common stockholders. The Company deducted $485,000 and $485,000 for the three months ended June 30, 2008 and 2007, respectively, and $969,000 and $969,000 for the six months ended June 30, 2008 and 2007, respectively, related to cumulative paid and unpaid preferred stock dividends.

J.	Stock-based Compensation

The Company’s 1998 Plan provides for the issuance of up to 3,000,000 shares of common stock in the form of qualified and non-qualified stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, deferred stock and performance shares to its directors, officers, employees and consultants. As of June 30, 2008, the Company has granted awards of stock options and restricted stock under the 1998 Plan. As of June 30, 2008, there was approximately $3,808,000 of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under the 1998 Plan. The cost is expected to be recognized over a weighted average period of 3.6 years. This expected cost does not include the impact of any future stock-based compensation awards.

The Company adopted a new stock incentive plan (2008 Plan) in April 2008, which provides for the issuance of up to 600,000 shares of common stock in the form of qualified and non-qualified stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, deferred stock and performance shares to its directors, officers, employees and consultants. No shares were issued under the 2008 Plan during the six months ended June 30, 2008.

Stock Options

For the six months ended June 30, 2008 and 2007, the Company issued approximately 314,000 and 148,000 options, respectively. The Company estimates the fair value of stock options using the Black-Scholes-Merton formula and for the six months ended June 30, 2008 and 2007, the estimated weighted-average grant-date fair value of options granted was $1.68 and $3.68 per option, respectively.

Restricted Stock

The Company issued approximately 67,000 and 9,000 shares as time-based awards of restricted stock to members of management during the six months ended June 30, 2008 and 2007, respectively, with fair values per share of $19.93 and $27.02, respectively. The time-based awards of restricted stock were issued at the fair value of ANL’s common stock on the date of issuance. The fair value of such restricted stock is amortized to compensation expense over the vesting period.

The Company issued 65,000 and 65,000 shares as market-based awards of restricted stock to members of management during the six months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, the weighted average per share fair values of the market-based restricted stock was $10.03 and $7.38, respectively. In the event the market-based performance objectives are not attained, the market-based awards of restricted stock are forfeited, but the dividends paid are not forfeited.

The fair value of the market-based awards of restricted stock is amortized to compensation expense over the requisite service period. The requisite service period for market-based restricted stock awards granted during the six months ended June 30, 2008 and 2007 was three years for both grants. The principal terms of the market-based awards of restricted stock, also known as high performance shares (“HPS Shares”), are more fully described below.

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

In accordance with SFAS 144, the Company reports as discontinued operations real estate assets held for sale and real estate assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the heading “DISCONTINUED OPERATIONS.”

During the year ended December 31, 2007, the Company sold an age-restricted community located in Florida with 261 home sites. The sale of this community resulted in reclassifications of 2007 financial statement amounts. The following is a summary of the components of income from discontinued operations for the three and six months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Discontinued property operations:
Rental and other property revenues	$—	$381	$—	$766
Property operating expenses	—	(136)	—	(276)
Interest expense	—	(136)	—	(270)
Depreciation	—	(24)	—	(48)

Income from discontinued operations before minority interest	—	85	—	172
Minority interest expense attributed to discontinued operations	—	(10)	—	(20)

Income from discontinued operations, net of minority interest	$—	$75	$—	$152

As of June 30, 2008, the Company did not have any assets classified as held for sale.

L.	Recent Accounting Developments

In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for SFAS 159 is as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). The Statement seeks to improve uniformity and transparency in reporting of the net income attributable to non-controlling interests in the consolidated financial statements of the reporting entity. The statement requires, among other provisions, the disclosure, clear labeling and presentation of non-controlling interests in the Consolidated Balance Sheet and Consolidated Income Statement. SFAS 160 is effective for fiscal years beginning after December 15, 2008, early adoption is prohibited. The Company is evaluating SFAS 160 and has not yet determined the impact the adoption will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS 141, Business Combinations (“SFAS 141”), but retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (also known as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired entity; (b) improves the completeness of the information reported about a business combination by changing the requirements for recognizing assets acquired and liabilities assumed arising from contingencies; (c) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (d) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R replaces, with limited exceptions as specified in the Statement, the cost allocation process in SFAS 141 with a fair value based allocation process. SFAS 141R is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is prohibited. The Company is evaluating SFAS 141R and has not yet determined the impact the adoption will have on the consolidated financial statements.

M.	Subsequent Events

ANL’s common stock dividend is set quarterly and is subject to change or elimination at any time. On July 29, 2008, the Board of Directors declared a quarterly cash dividend of $0.25 per share of common stock for the quarter ended June 30, 2008, payable on August 29, 2008 to stockholders of record on August 15, 2008.

ANL’s preferred stock dividend is set quarterly and is subject to change or elimination at any time. On July 29, 2008, the Board of Directors declared a cash dividend of $0.4844 per share of Series A Preferred Stock for the quarter ended June 30, 2008, payable on August 29, 2008 to stockholders of record on August 15, 2008.

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

The most significant capitalized cost is interest. We capitalize interest when the following three conditions are present: (i) expenditures for the asset have been made, (ii) activities necessary to get the asset ready for its intended use are in progress and (iii) interest cost is being incurred. Our determination of the activities in progress for a development property is subject to professional judgment. The most significant judgment is the determination to capitalize interest relating to the ownership of land being developed as new home sites. In many cases, the development of such land is expected to take place over several years and in multiple phases. In such instances, it is our conclusion that the entirety of each parcel is under development and is a qualifying asset. Accordingly, interest is capitalized with respect to the entire parcel until such time as all development activities cease or the individual home site is ready for its intended use. We capitalized interest of $2,194,000 and $2,248,000 for the three months ended June 30, 2008 and 2007, respectively, and $4,456,000 and $4,423,000 for the six months ended June 30, 2008 and 2007, respectively. We regularly review the amount of capitalized costs in conjunction with our review of impairment of long-lived assets. Based on the level of development activity for the period ended June 30, 2008, if our development activities decreased such that 10% of our assets qualifying for capitalization of interest are no longer qualified, the amount of capitalized interest would have been reduced by $446,000. Reducing capitalized interest would increase interest expense, resulting in lower net income, which would be offset in future periods by lower depreciation expense.

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

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 2008.

The implementation of SFAS 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS 157 for nonfinancial assets and nonfinancial liabilities on its consolidated financial position and results of operations.

The estimated fair value of the Company’s secured notes payable was $260,475,000 at June 30, 2008 as compared to the carrying value of $259,630,000 at June 30, 2008.

The aggregate fair value of cash and cash equivalents, receivables, accounts payable and accrued liabilities as of June 30, 2008 approximates their carrying value due to their relatively short-term nature.

Rental Property Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 5 to 50 years for buildings and 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or estimated market value. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers compared to inventory we own, the market value of our inventory may be lower than estimated and inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results. On a quarterly basis, we review our inventory and evaluate our carrying amount versus recent offers, comparable sales, and our asking price in order to derive an estimate of its market value. In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales in the current period. As of June 30, 2008, $12,370,000 of our total inventory of $15,841,000 was older than one year. We recorded charges of approximately $256,000 and $68,000 for the three months ended June 30, 2008 and 2007, respectively, and $365,000 and $200,000 for the six months ended June 30, 2008 and 2007, respectively, to adjust inventory carrying amounts to market value. If our estimate of fair market value was overstated by 10%, we would record an additional write down to fair market value, less a normalized margin, of $1,210,000 based upon the carrying value of inventory as of June 30, 2008.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No.159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for SFAS 159 is as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Portfolio Summary

	Operational Home sites		Developed Home sites	Undeveloped Home sites	RV Sites	Total
As of December 31, 2007	7,984		1,370	1,191	129	10,674
New lots purchased	—		3	—	—	3
New leases originated	49		(49)	—	—	—
Properties developed	—		100	(100)	—	—

As of June 30, 2008	8,033	(1)	1,424	1,091	129	10,677

(1)	As of June 30, 2008, 7,784 of these operational home sites were occupied.

Occupancy Roll Forward

	Occupied Home sites	Operational Home sites	Occupancy
As of December 31, 2007	7,748	7,984	97.0%
New home sales	57	49
Used home sales	4	—
Used homes acquired	(10)	—
Homes constructed by others	1	—
Homes removed from previously leased sites	(16)	—

As of June 30, 2008	7,784	8,033	96.9%

Operating Strategy

One of the measures we use to analyze our economic profitability is FFO less capital replacement spending for developed home sites. For the six months ended June 30, 2008, our capital replacement spending was $447,000, which averaged to $48 per developed home site.

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

For the three and six months ended June 30, 2008 and 2007, our FFO was (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss) available to common stockholders(1)	$337	$1,054	$(1,114)	$2,305
Adjustments:
Cumulative preferred stock dividends	485	485	969	969
Minority interest in Operating Partnership	108	188	(19)	399
Real estate depreciation	1,351	1,227	2,699	2,432
Discontinued Operations:
Real estate depreciation attributable to discontinued operations	—	24	—	48
Minority interest in Operating Partnership attributable to discontinued operations	—	10	—	20

Funds From Operation (FFO)	2,281	2,988	2,535	6,173
Cumulative preferred stock dividends	(485)	(485)	(969)	(969)

FFO available to common stockholders	$1,796	$2,503	$1,566	$5,204

Weighted average common shares, common shares equivalents and OP Units outstanding	8,703	9,022	8,727	9,045

(1)	Represents the numerator for earnings per common share calculated in accordance with GAAP

For the six months ended June 30, 2008 and 2007, net cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
Net cash provided by operating activities	$8,854	$9,419
Net cash used in investing activities	$(11,723)	$(16,981)
Net cash provided by financing activities	$2,470	$7,617

RESULTS OF OPERATIONS FOR THE

THREE AND SIX MONTHS ENDED JUNE 30, 2008

Executive Overview

We are in the business of owning and leasing residential land. Our current business focuses on the ownership of land and generation of these leases primarily within adult or retirement (55+) communities (94% of our total home sites at June 30, 2008); we focus on these communities for the following reasons:

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

This business model presents a number of challenges and risks for the Company’s management. Several of these risks are:

•	Community operations require management of expenses throughout the year while revenue increases are established on an annual basis and in some instances, are fixed at lease origination.

•	The continued development of additional home sites is a capital-intensive activity that requires substantial investments to be made in advance of returns.

•	Changes in the credit market may have an adverse impact on our ability to obtain additional capital needed to fund our operations.

•	Older homes may depreciate or become obsolete, thereby reducing the value of the property that effectively secures our lease.

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

Beginning in 2007 and continuing in 2008, our ability to fill unoccupied sites in our land lease communities with new homes was significantly impacted by the slowdown in the U.S. housing market.

We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes, an oversupply of homes available for sale, the inability of some of our home buyers to sell their current homes and the direct and indirect impact of the turmoil in the mortgage loan market. Industry conditions deteriorated significantly during 2007 and continued in 2008. We attribute the reduction in our new home sales demand to concerns on the part of prospective home buyers about the direction of home prices and concerns by prospective home buyers about being able to sell their existing homes. The potential of mortgage foreclosures, price reductions and increased sales incentives advertised by homebuilders have contributed to home buyers’ concerns and provide impediments to our new home sales process. The result has been weakened demand for our new homes, slower sales, lower prices for homes at time of resale, higher cancellation rates, and increased price discounts and other sales incentives to attract home buyers. The weakened demand for new homes has negatively impacted our profitability, cash flow, liquidity and returns on newly leased sites.

We continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. We expect these trends in our new home sales activities to continue and the majority of the markets we serve to remain challenging throughout 2008 and into 2009.

Comparison of Three Months Ended June 30, 2008 to Three Months Ended June 30, 2007

Rental Property Operations

Rental and other property revenues from our owned properties totaled $9,733,000 for the three months ended June 30, 2008 compared to $9,334,000 for the three months ended June 30, 2007, an increase of $399,000 or 4.3%. The increase in property operating revenue was a result of:

•	$403,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties, and a

•	$36,000 increase in the pass on of utilities to tenants correlated with the increase in utilities expenses, all offset by a

•	$24,000 decrease in revenue recognized related to acquired lease obligations, and a

•	$16,000 decrease in other miscellaneous income.

Golf course operating revenues totaled $217,000 for the three months ended June 30, 2008 compared to $219,000 for the three months ended June 30, 2007, a decrease of $2,000 or 0.9%.

Property operating expenses from our owned properties totaled $3,156,000 for the three months ended June 30, 2008 compared to $3,111,000 for the same period in 2007, an increase of $45,000 or 1.4%. The increase in property operating expenses was a result of:

•	$35,000 increase in salaries, wages and benefits,

•	$17,000 increase in utility expense partially correlated with an increase in billings to tenants reported as rental and other property revenue,

•	$14,000 increase in property taxes, and a

•	$12,000 increase in property insurance, all offset by a

•	$33,000 decrease in other property level expenses.

Golf course operating expenses totaled $348,000 for the three months ended June 30, 2008 compared to $357,000 for the three months ended June 30, 2007, a decrease of $9,000 or 2.5%. The decrease in operating expenses at two golf courses was partially offset by an increase at one golf course.

Depreciation expense was $1,351,000 during the three months ended June 30, 2008 compared to $1,227,000 during the same period in 2007. The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites.

Same store property revenues, a non-GAAP financial measure, for the three months ended June 30, 2008 increased by 4.8% from the three months ended June 30, 2007, consisting of a 3.1% increase from same site rental revenues and a 1.7% increase from absorption rental site revenues. Expenses related to those revenues increased 1.0% over that same period consisting of a 0.6% increase in same site rental expenses, a 0.6% increase from absorption rental site expenses and a (0.2%) decrease in golf expenses.

Same store property net operating income, a non-GAAP financial measure, increased 6.6% for the three months ended June 30, 2008. Our same store base included 99.5% of our property operating revenues for the three months ended June 30, 2008.

We believe that the same store information provides the users of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the three months ended June 30, 2008 and 2007, determined in accordance with U.S. generally accepted accounting principles, is reflected in the following table (in thousands):

		Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues	C	$9,441	$9,152	$289	3.2%	3.1%
Absorption rental revenues		239	73	166	227.4%	1.7%
Same store golf revenues		217	219	(2)	(0.9)%	—

Same store revenues	A	9,897	9,444	453	4.8%	4.8%

Other ancillary revenues(2)		53	109	(56)	(51.4)%

Total property revenues	E	$9,950	$9,553	$397	4.2%

Same site rental expenses	D	$2,713	$2,694	$19	0.7%	0.6%
Absorption rental expenses		19	—	19	100.0%	0.6%
Same store golf expenses		348	357	(9)	(2.5)%	(0.2)%

Same store expenses	B	3,080	3,051	29	1.0%	1.0%

Expenses related to offsite management (3)		424	417	7	1.7%

Total property operating expenses	F	$3,504	$3,468	$36	1.0%

Same store net operating income	A-B	$6,817	$6,393	$424	6.6%

Same site net operating income	C-D	$6,728	$6,458	$270	4.2%

Total net operating income	E-F	6,446	$6,085	$361	5.9%

(1)

Computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2007 period. For example, same site rental revenue increase of $289 as compared to the total same store revenues in 2007 of $9,444 is a 3.1% increase ($289 / $9,444 = 3.1%).

(2)

Other ancillary revenues consist of amortization of deferred income recognized related to acquired lease obligations, intercompany revenues and other miscellaneous income not attributable to land leases.

(3)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Operations

Revenues for the home sales business totaled $3,525,000 for the three months ended June 30, 2008 as compared to $7,929,000 for the three months ended June 30, 2007. The decrease in revenues compared to the same period in the prior year was primarily due to decreased sales at twelve of our expansion communities. The average selling price of new homes closed was $120,000 and $122,000 for the three months ended June 30, 2008 and 2007, respectively. Homes sold totaled 29 for the three months ended June 30, 2008 compared to 65 homes for the three months ended June 30, 2007, a decrease of 55.4%.

A summary of our home sales activities for the three months ended June 30, 2008 and 2007 is highlighted in the following table:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Unit Change	Percent Change
New home closings	29	65	(36)	(55.4)%
New home contracts	29	56	(27)	(48.2)%
Home resales	2	1	1	100.0%
Brokered home sales	19	18	1	5.6%
New home contract backlog (1)	9	48	(39)	(81.3)%

(1)	Balance as of June 30, 2008 and 2007, respectively.

Total cost of sales for the three months ended June 30, 2008 was $2,814,000 compared to $5,658,000 for the three months ended June 30, 2007. Resulting margin decreases are attributable to a decrease in manufacturer rebates associated with lower purchasing, increases in costs of homes purchased, and an increase in inventory write downs pursuant to our valuation discipline as a result of lower sales volumes. Selling and marketing expense for the three months ended June 30, 2008 decreased $856,000 from the three months ended June 30, 2007 as a result of lower commission expense associated with lower sales volumes coupled with decreased marketing expense in the current year.

We reported a loss from the home sales business of $792,000 for the three months ended June 30, 2008 as compared to a loss of $79,000 for the three months ended June 30, 2007.

General and Administrative Expenses

Our general and administrative expenses were $1,233,000 for the three months ended June 30, 2008 and $993,000 for the three months ended June 30, 2007. The $240,000 increase in expense was a result of:

•	$145,000 increase in salaries, wages and benefits,

•	$54,000 increase in stock based compensation expense,

•	$26,000 increase in regulatory compliance and public company reporting costs,

•	$8,000 increase in acquisition costs, and a

•	$7,000 increase in professional fees.

Interest and Other Income

During the three months ended June 30, 2008 and 2007, interest and other income were $58,000 and $8,000, respectively. The increase of $50,000 was a result of interest earned on a construction loan made to an unaffiliated home builder during 2008, which did not occur in 2007.

Interest Expense

During the three months ended June 30, 2008 and 2007, interest expense was $2,198,000 and $2,142,000, respectively, which was net of capitalized interest of $2,194,000 and $2,248,000, respectively. The increase is primarily a result of higher outstanding balances offset by decreased interest rates on variable rate debt carried by us.

Cumulative Preferred Stock Dividends

During the three months ended June 30, 2008 and 2007, cumulative preferred stock dividends were $485,000 and $485,000, respectively.

Comparison of Six Months Ended June 30, 2008 to Six Months Ended June 30, 2007

Rental Property Operations

Rental and other property revenues from our owned properties totaled $19,450,000 for the six months ended June 30, 2008 compared to $18,670,000 for the six months ended June 30, 2007, an increase of $780,000 or 4.2%. The increase in property operating revenue was a result of:

•	$811,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$107,000 increase in the pass on of utilities to tenants correlated with the increase in utilities expenses,

•	$35,000 increase in rents for recreational vehicle sites, all offset by a

•	$121,000 decrease in revenue recognized related to acquired lease obligations,

•	$27,000 decrease in the pass on of property tax allocations to tenants, and a

•	$25,000 decrease in other miscellaneous income.

Golf course operating revenues totaled $656,000 for the six months ended June 30, 2008 compared to $649,000 for the six months ended June 30, 2007, an increase of $7,000 or 1.1%. Golf revenues increased at one community and decreased at two communities that have adjacent golf courses.

Property operating expenses from our owned properties totaled $6,319,000 for the six months ended June 30, 2008 compared to $6,300,000 for the same period in 2007, an increase of $19,000 or 0.3%. The increase in property operating expenses was a result of:

•	$40,000 increase in salaries, wages and benefits,

•	$32,000 increase in utility expense partially correlated with an increase in billings to tenants reported as rental & other property revenue,

•	$27,000 increase in property taxes, and a

•	$25,000 increase in property insurance, all offset by a

•	$50,000 decrease in legal fees,

•	$23,000 decrease in repairs and maintenance costs,

•	$21,000 decrease in other property level expenses, and a

•	$11,000 decrease in property operating overhead.

Golf course operating expenses totaled $680,000 for the six months ended June 30, 2008 compared to $692,000 for the six months ended June 30, 2007, a decrease of $12,000 or 1.7%. Golf expenses decreased at one community and increased at two communities that have adjacent golf courses.

Depreciation expense was $2,699,000 during the six months ended June 30, 2008 compared to $2,432,000 during the same period in 2007. The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites.

Same store property revenues, a non-GAAP financial measure, for the six months ended June 30, 2008 increased by 5.2% from the six months ended June 30, 2007, consisting of a 3.1% increase from same site rental revenues, a 2.0% increase from absorption rental site revenues and a 0.1% increase from golf revenues. Expenses related to those revenues increased 0.2% over that same period consisting of a 0.2% increase in same site rental expenses, a 0.2% increase from absorption rental site expenses and a 0.2% decrease in golf expenses. Same store property net operating income, a non-GAAP financial measure, increased 7.5% for the six months ended June 30, 2008. Our same store base included 99.5% of our property operating revenues for the six months ended June 30, 2008.

We believe that the same store information provides the users of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the six months ended June 30, 2008 and 2007, determined in accordance with U.S. generally accepted accounting principles, is reflected in the following table (in thousands):

		Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues	C	$18,940	$18,341	$599	3.3%	3.1%
Absorption rental revenues		467	86	381	443.0%	2.0%
Same store golf revenues		656	649	7	1.1%	0.1%

Same store revenues	A	20,063	19,076	987	5.2%	5.2%

Other ancillary revenues(2)		43	243	(200)	(82.3)%

Total property revenues	E	$20,106	$19,319	$787	4.1%

Same site rental expenses	D	$5,418	$5,405	$13	0.2%	0.2%
Absorption rental expenses		13	—	13	100.0%	0.2%
Same store golf expenses		680	692	(12)	(1.7)%	(0.2)%

Same store expenses	B	6,111	6,097	14	0.2%	0.2%

Expenses related to offsite management (3)		888	895	(7)	(0.8)%

Total property operating expenses	F	$6,999	$6,992	$7	0.1%

Same store net operating income	A-B	$13,952	$12,979	$973	7.5%

Same site net operating income	C-D	13,522	12,936	586	4.5%

Total net operating income	E-F	$13,107	$12,327	$780	6.3%

(1)

Computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2007 period. For example, same site rental revenue increase of $599 as compared to the total same store revenues in 2007 of $19,076 is a 3.1% increase ($599 / $19,076 = 3.1%).

(2)

Other ancillary revenues consist of amortization of deferred income recognized related to acquired lease obligations, intercompany revenues and other miscellaneous income not attributable to land leases.

(3)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Operations

Revenues for the home sales business totaled $7,380,000 for the six months ended June 30, 2008 as compared to $15,594,000 for the six months ended June 30, 2007. The decrease in revenues compared to the same period in the prior year was primarily due to decreased sales at fourteen of our expansion communities. The average selling price of new homes closed was $130,000 and $128,000 for the six months ended June 30, 2008 and 2007, respectively, an increase of 1.6%. Homes sold totaled 57 for the six months ended June 30, 2008 compared to 120 homes for the six months ended June 30, 2007, a decrease of 52.5%.

A summary of our home sales activities for the six months ended June 30, 2008 and 2007 is highlighted in the following table:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Unit Change	Percent Change
New home closings	57	120	(63)	(52.5)%
New home contracts	52	152	(100)	(65.8)%
Home resales	4	4	—	—
Brokered home sales	41	49	(8)	(16.3)%
New home contract backlog (1)	9	48	(39)	(81.3)%

(1)	Balance as of June 30, 2008 and 2007, respectively.

Total cost of sales for the six months ended June 30, 2008 was $5,651,000 compared to $11,291,000 for the six months ended June 30, 2007. Resulting margin decreases are attributable to a decrease in manufacturer rebates associated with lower purchasing, increases in costs of homes purchased, and an increase in inventory write downs pursuant to our valuation discipline as a result of lower sales volumes partially offset by increases attributable to increased selling prices. Selling and marketing expenses for the six months ended June 30, 2008 decreased $1,155,000 from the six months ended June 30, 2007 as a result of lower commission expense associated with lower sales volumes coupled with decreased marketing expense in the current year.

We reported a loss from the home sales business of $1,786,000 for the six months ended June 30, 2008 as compared to a loss of $344,000 for the six months ended June 30, 2007.

General and Administrative Expenses

Our general and administrative expenses were $2,455,000 for the six months ended June 30, 2008 and $1,957,000 for the six months ended June 30, 2007. The $498,000 increase in expense was a result of:

•	$245,000 increase in salaries, wages and benefits,

•	$111,000 increase in acquisition costs,

•	$80,000 increase in regulatory compliance and public company reporting costs,

•	$37,000 increase in various other costs, and a

•	$25,000 increase in stock-based compensation expense.

Interest and Other Income

During the six months ended June 30, 2008 and 2007, interest and other income were $102,000 and $178,000, respectively. The decrease of $76,000 was a result of a one-time fee paid to us for delays caused by a prior owner of a community in first quarter 2007 offset by interest earned on a construction loan made to an unaffiliated home builder.

Interest Expense

During the six months ended June 30, 2008 and 2007, interest expense was $4,446,000 and $4,251,000, respectively, which was net of capitalized interest of $4,456,000 and $4,423,000, respectively. The increase is primarily a result of higher outstanding balances offset by decreased interest rates on variable rate debt carried by us.

Loss on Early Debt Retirement

The Company incurred a $1,987,000 prepayment fee associated with refinancing three loans during the six months ended June 30, 2008. There were no such fees incurred in 2007.

Cumulative Preferred Stock Dividends

During the six months ended June 30, 2008 and 2007, cumulative preferred stock dividends were $969,000 and $969,000, respectively.

Returns from Home Sales Business

We engage in the home sales business for four reasons:

1)	to lease expansion home sites within our portfolio, thereby increasing the profitability and value of our communities,

2)	to upgrade existing leased home sites with new and more valuable homes, thereby increasing the long-term value of the lease income stream,

3)	to broker the resale of homes in order to support investment values in the homes and to attract good neighbors all so as to promote the long-term values of the communities, both for the residents who are our customers and for the long-term growth and security of our own investment, and

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

The most directly comparable financial measure that can be reconciled to GAAP is our historical return on investment in operational home sites for the year ended December 31, 2007, which is reconciled on page 41 in footnote 1. Our projection of the estimated stabilized first year return from leases originated on expansion home sites cannot be directly reconciled to a comparable GAAP measure, principally because there will be leases that begin during the period and we estimate the incremental operating expenses associated with these leases. The estimated stabilized first year return from leases originated on investment in expansion home sites should not be considered in isolation nor is it intended to represent an alternative measure of operating income or cash flow or any other measure of performance as determined in accordance with GAAP.

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

The leases facilitated by the home sales business during the three months ended June 30, 2008 and 2007 are estimated to provide a stabilized first year return on investment of 4.3% and 7.0%, respectively. These returns are shown on the following table and are based upon unaudited projected information. This compares to our realized returns from operational home sites of 8.3% for the year ended December 31, 2007. The decrease in return on expansion home sites is driven primarily by (i) the decreased profitability of our home sales business resulting from fewer home sales over which the fixed costs are allocated, and (ii) increases in the per site cost of development. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our projected first year return from leases originated on expansion home sites for three months ended June 30, 2008 and 2007 is shown on the following table (in thousands, except expansion sites leased):

		Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Expansion sites leased during the period		29	60

Estimated stabilized first year profit on leases originated during the period	A	$106	$191

Allocated costs, including development costs of sites leased		$1,648	$2,636
Home sales loss attributable to sites leased		814	110

Total costs incurred to originate ground leases	B	$2,462	$2,746

Estimated stabilized first year returns from the leases originated on expansion home sites during the period	A/B	4.3%	7.0%

For the three months ended June 30, 2008 and 2007, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
Reported loss from sales operations	$(792)	$(79)
Brokerage business income	(16)	(25)
Used home sales	(6)	(6)

Adjusted (loss) income for projection analysis	$(814)	$(110)

We exclude the profits from our used home sales and brokerage business from our projection of return on investment in expansion home sites. The profits from these activities represent profits that are not directly related to our expansion activities.

Comparison of the Six Months Ended June 30, 2008 and 2007

The leases facilitated by the home sales business during the six months ended June 30, 2008 and 2007 are estimated to provide a stabilized first year return on investment of 4.6% and 6.7%, respectively. These returns are shown on the following table and are based upon unaudited projected information. This compares to our realized returns from operational home sites of 8.3% for the year ended December 31, 2007. The decrease in return on expansion home sites is driven primarily by (i) the decreased profitability of our home sales business resulting from fewer home sales over which the fixed costs are allocated, and (ii) increases in the per site cost of development. Our future returns are dependent upon a number of factors including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our projected first year return from leases originated on expansion home sites for the six months ended June 30, 2008 and 2007 is shown in the following table (in thousands, except expansion sites leased):

		Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Expansion sites leased during the period		56	113

Estimated stabilized first year profit on leases originated during the period	A	$226	$366

Allocated costs, including development costs of sites leased		$3,099	$5,032
Home sales loss attributable to sites leased		1,846	471

Total costs incurred to originate ground leases	B	$4,945	$5,503

Estimated stabilized first year returns from the leases originated on expansion home sites during the period	A/B	4.6%	6.7%

For the six months ended June 30, 2008 and 2007, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Reported loss from sales operations	$(1,786)	$(344)
Brokerage business income	(42)	(65)
Used home sales	(18)	(62)

Adjusted loss for projection analysis	$(1,846)	$(471)

We exclude the profits from our used home sales and brokerage business from our projection of return on investment in expansion home sites. The profits from these activities represent profits that are not directly related to our expansion activities.

The reconciliation of our projected first year return from leases originated on expansion home sites, a projection, to our return on investment in operational home sites for the year ended December 31, 2007 in accordance with GAAP is shown in the following table (in thousands):

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had cash and cash equivalents of $142,000. Our principal activities that demand liquidity include our normal operating activities, development expenditures, payments of principal and interest on outstanding debt, acquisitions of and additional investments in properties, and payments of distributions to preferred and common stockholders and OP Unit holders. We expect to utilize cash provided by operating activities and short-term borrowings to meet short-term liquidity demands. We expect to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, the issuance of debt or equity securities (including OP Units or other partnership interests), the sales of properties and cash generated from operations.

In the event that economic downturn continues and the cash provided by operating activities is reduced or if access to short-term borrowing sources becomes restricted, the Company may be required to reduce or eliminate expenditures for the continued development of its communities and/or reduce or eliminate its preferred and common dividend.

We have a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at 175 basis points over the one-month LIBOR rate (4.2% at June 30, 2008). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco Counties, Florida and Maricopa County, Arizona with a net book value of $44,067,000. The revolving line of credit matures on December 31, 2008. At June 30, 2008, $4,600,000 was outstanding and $11,400,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. Based on the application of the borrowing base calculation, as of June 30, 2008, $8,392,000 was available to the Company. The line of credit also includes certain financial covenants that require the Company to maintain a tangible net worth(as defined by lender) of $150,000,000 and to maintain a debt to adjusted tangible net worth ratio(as defined by lender) of not more than 1.75 to 1.0, among others. The Company believes it was in compliance with all financial covenant requirements under this revolving line of credit at June 30, 2008.

We have a floor plan line of credit with a floor plan lender providing a committed credit facility of $35,000,000 with a variable interest rate linked to the lender’s prime rate, with a floor of 5.25%, plus 25 basis points (5.5% at June 30, 2008). Individual advances mature the earlier of 1,080 days or upon sale of the home to a third party. The floor plan line of credit is partially recourse to the Company and at June 30, 2008, $2,250,000 of the outstanding balance under the floor plan was recourse to the Company. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $14,330,000. The financial covenants of the floor plan line of credit require the Company to maintain a tangible net (as defined by lender) worth of $150,000,000 and to maintain a debt to adjusted tangible net worth (as defined by lender) ratio of not more than 1.75 to 1.0, among others. The Company believes it was in compliance with all financial covenant requirements under this floor plan facility at June 30, 2008. The floor plan lender’s commitment to fund future inventory purchases expires in September 2009. At June 30, 2008, $16,619,000 was outstanding, and approximately $18,831,000 was available under the floor plan facility.

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

Operating Activities

Our net cash provided by operating activities was $8.9 million during the six months ended June 30, 2008 compared to $9.4 million during the same period in 2007. The $0.5 million decrease was primarily the result of:

•	$1.3 million decrease in home sales earnings due to lower sales volumes,

•	$0.5 million increase in general and administrative costs,

•	$0.2 million increase in interest costs,

•	$0.1 million decrease in income from discontinued operations,

•	$1.6 million decrease in other assets and other liabilities, all offset by a

•	$0.8 million increase in property operating income,

•	$2.4 million decrease in cash used to fund inventory in 2008 as compared to cash used to fund inventory decreases in 2007.

Investing Activities

During the six months ended June 30, 2008, the net cash used in investing activities was $11.7 million, compared with $17.0 million net cash used during the same period in 2007. The $5.3 million decrease in net cash used for investing activities is primarily the result of:

•	$7.3 million decrease in expenditures for capital replacements, development and improvements in the 2008 period as compared to the 2007 period, offset by a

•	$2.0 million increase in construction loan advances.

Financing Activities

Net cash provided by financing activities was $2.5 million for the six months ended June 30, 2008 compared with net cash provided during the same period in 2007 of $7.6 million.

The $5.1 million decrease in cash provided by financing activities is primarily the result of:

Decreases

•	$15.8 million increase in principal payments on secured notes payable,

•	$13.4 million increase in payments on secured credit facilities,

•	$6.2 million decrease in proceeds from secured credit facilities,

•	$1.9 million increase in payments on early extinguishment of debt, and a

•	$0.2 million decrease in proceeds from stock options exercised, all offset by a

Increases

$32.4 million increase in proceeds from secured notes payable.

Dividends and Distributions

Our dividends on common and preferred stock are set quarterly by the Board of Directors and are subject to change or elimination at any time. Our primary financial objective is to maximize long term, risk adjusted returns on investment for common stockholders. While the dividend policy is considered within the context of this objective, maintenance of past dividend levels is not a primary investment objective of the Company and is subject to numerous factors including our profitability, capital expenditure plans, obligations related to principal payments and capitalized interest, and the availability of debt and equity capital at terms deemed attractive by us to finance these expenditures. Our Board of Directors has and will continue to consider the downturn in new home sales in the context of its quarterly review and dividend decision. In addition, the Board of Directors may consider the Company’s dividend policy as a part of its previously announced review of strategic alternatives. Our net operating loss may be used to offset all or a portion of our REIT taxable income, which may allow us to reduce or eliminate our dividends paid and still maintain our REIT status.

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

The Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding common stock. During the three months ended June 30, 2008, the Company repurchased 0 shares of the outstanding common stock and has repurchased a total of approximately 812,000 shares pursuant to this authorization. The Company has and will continue to evaluate this investment opportunity in the context of its primary financial objective to maximize long term, risk adjusted returns on investment for common stockholders.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk is changes in interest rates relating to our various debt instruments and borrowings. As compared to the six months ended June 30, 2007, our exposure to changes in interest rates at June 30, 2008 for repricing and refunding as to unpaid principal balances (i) increased from $179.0 million to $193.0 million for partially amortizing secured notes payable; (ii) increased from $11.4 million to $22.1 million for variable rate secured notes payable; (iii) decreased from $20.5 million to $16.6 million for variable rate secured floor plan facility; and (iv) decreased from $9.5 million to $4.6 million for variable rate secured mortgage credit facility. The following is a discussion of the potential impact of changes in interest rates on our debt instruments at June 30, 2008.

We have $7.7 million of fixed rate, fully amortizing, non-recourse, secured notes payable. We do not have exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $229.9 million of fixed rate, partially amortizing, non-recourse, secured notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed. We have repricing and refunding risks as to the unpaid balance on these notes of $193.0 million due at maturity between 2013 and 2021, with an average maturity of 9.2 years.

We have $22.1 million interest only, non-recourse, secured notes payable. These variable rate loans bear interest at the three-month LIBOR rate plus 1.15 and 1.75 basis points, respectively. If LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $221,000 due to an increase in interest expense based on the outstanding balance at June 30, 2008. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes of $22.1 million due at maturity between 2011 and 2012, with an average maturity of 3.6 years.

We have a revolving line of credit with a bank that bears interest at 175 basis points over the one-month LIBOR rate. If the LIBOR rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $46,000 due to an increase in interest expense on this line of credit, based on the approximately $4.6 million outstanding balance at June 30, 2008. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note in December 2008.

We have a secured floor plan facility that bears interest at the lender’s prime rate plus 25 basis points. If the lender’s prime rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $166,000 due to an increase in interest expense on this line of credit, based on the approximately $16.6 million outstanding balance at June 30, 2008. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.	RISK FACTORS

The formal strategic alternatives process initiated by the Company may not result in a completed transaction.

The Company has commenced a formal process to pursue strategic alternatives that may include the sale of some assets, all of its assets or other sale transaction. The Company is seeking proposals from interested parties. There can be no assurance that the initiation of a formal process will result in the completion of any transaction.

Additionally, the results of this strategic alternatives process may affect the Company’s stock price. To the extent that the market price reflects an assumption that such a transaction would be completed or the decision by the Company to continue the Company’s current business, the Company’s stock price may be affected.

The formal process to pursue strategic alternatives may divert management attention and the Company may not be able to retain key personnel.

The formal process initiated by the Company to pursue strategic alternatives may require management to divert some of its focus from the day to day operations of the business. Additionally, the Company may not be able to retain key personnel, who may choose to leave the Company as a result of the uncertainty created by or the outcome of the formal process. A significant diversion of management focus from the day to day operations of the business or the loss of key personnel could have an adverse impact on the Company’s results of operations.

The formal strategic alternatives process initiated by the Company may negatively affect home sales.

The formal process initiated by the Company to pursue strategic alternatives may cause potential homebuyers to defer their purchase until resolution of the process or to purchase elsewhere. One of the components of the home sales process has been the presence of the Company as the operator of the community. To the extent that the strategic process creates uncertainty in the view of the buyer, they may choose to defer their purchase until future community ownership is clear. During this period they may elect to make their home purchase at a community where the community ownership is not currently under review.

Consummation of a strategic transaction may impact our future financial condition or results of operations.

If the formal process initiated by the Company to pursue strategic alternatives results in the consummation of a strategic transaction, it may impact our future financial condition or results of operations. For example, if the Company consummates a sale of a portion of its assets as a result of the strategic process, the sale of those assets, receipt of the proceeds of the sale and subsequent loss of any related income would impact our future results of operations. The net impact of any such sale on our results of operations is difficult to predict due to the number of uncertain variables involved. Our previously disclosed financial projections and earnings guidance and, unless otherwise stated, the forward-looking statements in this report and in other disclosures by the Company assume that we will continue to operate our business in its current form. Accordingly, the consummation of a strategic transaction, if any, could impact those projections, guidance and forward-looking statements.

For a discussion of additional potential risks or uncertainties, please see Part I, Item 1A., of the Company’s 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 11, 2008.

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

AMERICAN LAND LEASE INC.
(Registrant)

Date: August 7, 2008	By	/s/ Shannon E. Smith
Shannon E. Smith
Chief Financial Officer