Form 10-Q
period 2008-09-30
AMERICAN LAND LEASE INC
filed 2008-11-12
CIK 804138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 7, 2008, approximately 7,938,000 shares of common stock, par value $.01 per share, were outstanding.

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

(i)

INTRODUCTORY NOTE TO QUARTERLY REPORT ON FORM 10-Q

As previously reported, the Company’s Board of Directors has undertaken a year-long strategic review of how best to maximize shareholder value. This strategic review remains ongoing.

In support of its strategic review, the Board of Directors has authorized management to undertake a formal process to determine investor interest in the purchase of some or all of our real estate assets. This process is ongoing as of the date of this release. In connection with this process, the Company has received expressions of interest to purchase one or more of its properties from a number of interested parties. The Company is considering several such offers. If any such transactions are agreed to and concluded, the Board of Directors may consider a special distribution of any sales proceeds, among other possible uses. There is no assurance that any such transaction will be concluded or that the Company’s Board of Directors will distribute any proceeds as a special distribution.

Additionally, as part of this strategic review, the Board of Directors has been analyzing the Company’s business and operating strategy and outside factors on an ongoing basis. In particular, the Board of Directors has considered adverse factors such as the poor market for new home sales and uncertain prospects for its recovery; the costs of developing sites for new homes in advance of their use; volatility in the market for property debt and its increased price; the increased risk of non-performance by counterparties; the price of the Company’s common stock and the limited volume of its trading. The Company’s Board of Directors also has considered the continued investor interest in the Company’s land lease communities and its sources and uses of liquidity.

As a result of this ongoing review, the Board of Directors has determined to reduce the Company’s efforts and costs to make new home sales and to reduce the cost and the rate of development of additional home sites.

The Company’s corporate revolving line of credit matures on December 31, 2008. The Company expects that the line of credit will be renewed, but the Company recognizes that loan renewals are unusually uncertain in the current financial environment.

Further, in order to conserve liquidity, the Board of Directors determined against payment of a quarterly dividend on our shares of common stock during the current quarter. The Board of Directors determined to pay a quarterly dividend on our shares of preferred stock during the current quarter. These dividend determinations are discussed in more detail elsewhere in this Quarterly Report.

Under current economic conditions and due to other risks and uncertainties disclosed in this Quarterly Report on Form 10-Q and our other filings with the SEC, there can be no assurance that any of the matters discussed above or elsewhere in this Quarterly Report will proceed as anticipated by management and the Board of Directors. Among other things, there can be no assurance that we will obtain a renewal of our corporate line of credit. In the event that we are unable to obtain a renewal, we would be required to repay all amounts outstanding under this loan. This line of credit is secured by properties and improvements with a net book value of $44,275,000.

Additionally, if the strategic review underway by our Board of Directors results in the consummation of a strategic transaction, it may impact our future financial condition or results of operations.

PART I.

FINANCIAL INFORMATION

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Real estate, net of accumulated depreciation of $35,303 and $31,842, respectively, including real estate under development of $134,548 and $122,403, respectively	$410,466	$399,517
Cash and cash equivalents	30	541
Inventory	13,774	20,084
Other assets, net	18,110	16,391

Total Assets	$442,380	$436,533

LIABILITIES
Secured notes payable	$258,928	$239,970
Secured credit facilities	24,063	30,932
Accounts payable and accrued liabilities	9,076	9,288

	292,067	280,190

MINORITY INTEREST IN OPERATING PARTNERSHIP	16,715	17,339

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; 3,000 shares authorized; 1,000 and 1,000 shares issued and outstanding, respectively	25,000	25,000
Common stock, par value $.01 per share; 12,000 shares authorized; 9,595 and 9,485 shares issued, respectively; 7,626 and 7,553 shares outstanding (excluding treasury stock), respectively	96	95
Additional paid-in capital	295,627	293,821
Dividends in excess of accumulated earnings	(155,206)	(148,749)
Treasury stock, 1,970 and 1,932 shares at cost, respectively	(31,919)	(31,163)

	133,598	139,004

Total Liabilities and Stockholders’ Equity	$442,380	$436,533

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
RENTAL PROPERTY OPERATIONS
Rental and other property revenues	$9,831	$9,380	$29,263	$28,032
Golf course operating revenues	158	165	814	814

Total property operating revenues	9,989	9,545	30,077	28,846

Property operating expenses	(3,215)	(3,090)	(9,529)	(9,384)
Golf course operating expenses	(311)	(341)	(991)	(1,033)

Total property operating expenses	(3,526)	(3,431)	(10,520)	(10,417)
Depreciation	(1,348)	(1,239)	(4,046)	(3,670)

Income from rental property operations	5,115	4,875	15,511	14,759

SALES OPERATIONS
Home sales revenue	3,403	7,162	10,783	22,756
Cost of home sales	(2,518)	(5,055)	(8,169)	(16,346)

Gross profit on home sales	885	2,107	2,614	6,410

Commissions earned on brokered sales	52	60	136	179
Commissions paid on brokered sales	(24)	(24)	(66)	(78)

Gross profit on brokered sales	28	36	70	101

Selling and marketing expenses	(1,427)	(2,345)	(4,984)	(7,057)

Loss from sales operations	(514)	(202)	(2,300)	(546)
General and administrative expenses	(1,356)	(1,105)	(3,811)	(3,062)
Interest and other income	59	7	161	185
Loss on early debt retirement	—	—	(1,987)	—
Interest expense	(2,202)	(2,197)	(6,648)	(6,448)

Income before minority interest in Operating Partnership and discontinued operations	1,102	1,378	926	4,888
Minority interest in Operating Partnership	(127)	(162)	(107)	(560)

Income from continuing operations	975	1,216	819	4,328
DISCONTINUED OPERATIONS
Discontinued operations	9	57	22	289
Depreciation on discontinued operations	—	(16)	(1)	(65)
Gain on sale of discontinued operations	100	10,305	100	10,305
Minority interest in Operating Partnership attributable to discontinued operations	(13)	(1,187)	(14)	(1,208)

Income from discontinued operations, net of minority interest in Operating Partnership	96	9,159	107	9,321

Net income	1,071	10,375	926	13,649
Cumulative preferred stock dividends	(484)	(484)	(1,453)	(1,453)

Net income (loss) available to common stockholders	$587	$9,891	$(527)	$12,196

Earnings per common share – basic:
Income (loss) from continuing operations (net of preferred stock dividends)	$0.07	$0.10	$(0.08)	$0.38
Income from discontinued operations	0.01	1.19	0.01	1.21

Net income (loss) attributable to common stockholders	$0.08	$1.29	$(0.07)	$1.59

Earnings per common share – diluted:
Income (loss) from continuing operations (net of preferred stock dividends)	$0.06	$0.10	$(0.08)	$0.36
Income from discontinued operations	0.01	1.16	0.01	1.17

Net income (loss) attributable to common stockholders	$0.07	$1.26	$(0.07)	$1.53

Weighted average common shares outstanding	7,625	7,659	7,603	7,664

Weighted average common shares and common share equivalents outstanding	7,735	7,871	7,739	7,952

Dividends declared per common share	$0.25	$0.25	$0.75	$0.75

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Dividends In Excess of Accumulated	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Equity
BALANCES – DECEMBER 31, 2007	1,000	$25,000	9,485	$95	$293,821	$(148,749)	$(31,163)	$139,004
Exercise of options	—	—	86	1	602	—	—	603
Vesting of restricted stock	—	—	15	—	—	—	—	—
Equity compensation granted to the Board of Directors	—	—	9	—	175	—	—	175
Purchase of treasury stock	—	—	—	—	—	—	(756)	(756)
Stock-based compensation	—	—	—	—	1,029	—	—	1,029
Net income	—	—	—	—	—	926	—	926
Dividends paid – preferred stock	—	—	—	—	—	(1,453)	—	(1,453)
Dividends paid – common stock	—	—	—	—	—	(5,930)	—	(5,930)

BALANCES – SEPTEMBER 30, 2008	1,000	$25,000	9,595	$96	$295,627	$(155,206)	$(31,919)	$133,598

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$926	$13,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,285	4,559
Loss on early debt retirement	1,987	—
Revenue recognized related to acquired lease obligations	(274)	(415)
Stock-based compensation	1,009	953
Minority interest in Operating Partnership	107	560
Minority interest in Operating Partnership attributable to discontinued operations	14	1,208
Gain on sale of discontinued operations	(100)	(10,305)
Decrease in inventory	6,310	2,815
Net change in operating assets and liabilities	(328)	(515)

Net cash provided by operating activities	14,936	12,509

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of real estate	418	16,055
Additions to real estate, including development	(7,774)	(13,139)
Capitalized interest	(6,712)	(6,718)
Capital replacements	(644)	(987)
Additions to fixed assets other than real estate classified as other assets	(96)	(285)
Construction loan advances	(2,730)	(102)
Proceeds from notes receivable	332	366

Net cash used in investing activities	(17,206)	(4,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from secured credit facilities	61,607	86,182
Payments on secured credit facilities	(68,476)	(87,278)
Proceeds from secured notes payable	36,955	15,330
Principal payments on secured notes payable for real estate sold	—	(7,950)
Principal payments on secured notes payable	(17,997)	(2,178)
Early debt retirement	(1,874)	—
Payments of deferred financing costs	(42)	(113)
Payments to escrow funds	(376)	(261)
Collections of escrowed funds	243	117
Proceeds from stock options exercised	603	897
Purchase of treasury stock	(756)	(4,223)
Payments of common stock dividends	(5,930)	(5,978)
Payments of preferred stock dividends	(1,453)	(1,453)
Distributions to minority interest in Operating Partnership	(745)	(748)

Net cash provided by (used in) financing activities	1,759	(7,656)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(511)	43
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	541	253

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$30	$296

See Notes to Condensed Consolidated Financial Statements

AMERICAN LAND LEASE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

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

Interests in the Operating Partnership held by limited partners other than ANL are referred to as “OP Units.” The Operating Partnership’s income is allocated to holders of OP Units based on the weighted average number of OP Units outstanding during the period. The holders of the OP Units receive distributions, prorated from the date of issuance, in an amount equivalent to the dividends paid, if any, to holders of ANL’s common stock. After holding the OP Units for one year, limited partners generally have the right to redeem their OP Units for cash. Notwithstanding that right, the Operating Partnership may elect to acquire some or all of the OP Units tendered for redemption in exchange for shares of ANL’s common stock in lieu of cash. At September 30, 2008, the Operating Partnership had approximately 993,000 OP Units outstanding, excluding those owned by ANL, and ANL owned 88% of the Operating Partnership.

As of September 30, 2008, based on total home sites, 72% of the Company’s portfolio of residential land lease communities is located in Florida, 24% in Arizona and 4% in Alabama.

B.	Presentation of Financial Statements

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and notes required by GAAP.

For further information, refer to the statements and notes thereto included in ANL’s Annual Report on Form 10-K for the year ended December 31, 2007.

The above circumstances provide uncertainty with respect to the Company’s ability to continue as a going concern and there can be no assurance regarding the Company’s ability to secure acceptable financing. However, the accompanying condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company’s be unable to continue as a going concern.

C.	Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of ANL, the Operating Partnership and all majority owned subsidiaries. The minority interest in the Operating Partnership represents the OP Units that are redeemable at the option of the holder. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Interest incurred relating to the development of communities is capitalized during the development period. The Company’s strategy is to master plan, develop and build substantially all of the home sites in its communities. Accordingly, substantially all projects excluding finished lots where the home is available for occupancy, are undergoing development. The Company capitalized interest of approximately $2,256,000 and $2,295,000 for the three months ended September 30, 2008 and 2007, and $6,712,000 and $6,718,000 for the nine months ended September 30, 2008 and 2007, respectively.

If events or circumstances indicate that the carrying amount of a property may be impaired, the Company will make an assessment of its recoverability by estimating the future undiscounted cash flows, excluding interest charges, of the property. In the event the property is under development, the estimate of future cash flows includes all future expenditures necessary to develop the property. If the carrying amount exceeds the aggregate future cash flows, the Company would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property. There were no impairment losses recognized for the nine months ended September 30, 2008 and 2007.

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

Inventory

The Company, through a taxable subsidiary corporation, maintains an inventory of manufactured homes situated within its residential land lease communities. Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or estimated market value. If actual market conditions are less favorable than those projected by management and the market value of our inventory is lower then estimated by management, inventory write-downs may be required that could have a significant impact on the Company’s results of operations and cash flows. As of September 30, 2008, $11,902,000 of the Company’s total inventory investment of $13,774,000 was older than one year. The Company recorded charges of approximately $61,000 and $135,000 for the three months ended September 30, 2008 and 2007, and $426,000 and $335,000 for the nine months ended September 30, 2008 and 2007, respectively, to adjust inventory carrying amounts to market value.

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

Advertising Costs

Costs of advertising are expensed the first time the advertising takes place. Direct response advertising conducted by the Company during the periods was expensed as incurred, as the Company could not define the expected period of future benefits. Advertising expenses were $185,000 and $453,000 for the three months ended September 30, 2008 and 2007, respectively, and $737,000 and $1,587,000 for the nine months ended September 30, 2008 and 2007, respectively, and are included within golf course operating expenses and selling and marketing expenses in the consolidated statements of operations.

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

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s federal and state income tax returns for the year ended December 31, 2005, and subsequent years are currently subject to examination by the Internal Revenue Service or other taxing authorities. The Company recognizes accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. The Internal Revenue Service examined the 2005 federal tax return for Asset Investors Operating Partnership and concluded that no change was necessary to the return and accepted the return as filed.

Earnings Per Share

Basic earnings per share are based upon the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share reflect the effect of dilutive, unexercised stock options, both vested and unvested, and unvested restricted stock of 110,000 and 212,000 shares for the three months ended September 30, 2008 and 2007, respectively, and 136,000 and 288,000 shares for the nine months ended September 30, 2008 and 2007, respectively. Vested and unvested stock options totaling 445,000 and 424,000 shares for the three months ended September 30, 2008 and 2007, respectively, and 448,000 and 384,000 shares for the nine months ended September 30, 2008 and 2007, respectively, were excluded from diluted earnings as their effect was anti-dilutive.

Stock-based Compensation

The Company used the Black-Scholes-Merton formula to estimate the fair value of stock options, used the closing stock price at date of grant for time-based restricted stock and used a Monte Carlo model to estimate the fair value of market-based restricted stock for the nine months ended September 30, 2008 and 2007. Stock-based compensation is reported in selling and marketing expenses and general and administrative expenses. The Company recorded stock-based compensation expense of $361,000 and $327,000 for the three months ended September 30, 2008 and 2007, respectively, and $1,009,000 and $953,000 for the nine months ended September 30, 2008 and 2007, respectively.

Treasury Stock

On October 17, 2000, the Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding common stock. The timing of stock purchases is at the discretion of management. The Company purchased 0 and 0 shares for the three months ended September 30, 2008 and 2007, respectively, and 29,000 and 190,000 shares for the nine months ended September 30, 2008 and 2007, respectively. The Company has repurchased approximately 812,000 shares as of September 30, 2008 pursuant to this authorization.

Depreciation of Personal Property

Depreciation of personal property is reported in property operating expenses, selling and marketing expenses, or general and administrative expenses, based upon the use of the associated asset. The

Company recorded depreciation expense related to personal property of $106,000 and $113,000 for the three months ended September 30, 2008 and 2007, respectively, and $318,000 and $352,000 for the nine months ended September 30, 2008 and 2007, respectively. Depreciation is computed using the straight-line method over an estimated useful life of 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Statements of Cash Flows

The Company considers cash maintained in bank accounts, money market funds and highly liquid investments with an initial maturity of three months or less to be cash equivalents.

Non-cash financing activities for the nine months ended September 30, 2008 and 2007 were as follows:

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

The estimated fair value of the Company’s secured notes payable was $252,394,000 at September 30, 2008 as compared to the carrying value of $258,928,000 at September 30, 2008.

The aggregate fair value of cash and cash equivalents, receivables, accounts payable and accrued liabilities as of September 30, 2008 approximates their carrying value due to their relatively short-term nature.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), certain reclassifications have been made in the 2007 consolidated financial statements to present the operations of one community as discontinued operations for all periods presented (see Note K).

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires all components of comprehensive income be reported in the consolidated financial statements in the period in which they are recognized. For all periods reported, the Company’s comprehensive income is equal to its net income reported in the accompanying consolidated statements of operations.

D.	Real Estate

Real estate at September 30, 2008 and December 31, 2007 is as follows (in thousands):

	September 30, 2008	December 31, 2007
Land	$93,358	$92,664
Land improvements and buildings	352,411	338,695

	445,769	431,359
Less accumulated depreciation	(35,303)	(31,842)

Real estate, net	$410,466	$399,517

The Company’s real estate investment consists of land, land improvements and buildings. Buildings consist primarily of clubhouses at its residential land lease communities maintained as amenities for resident use. A majority of the Company’s investment in land improvements consists of long-lived assets such as lateral infrastructure at its residential land lease communities, including sanitary sewer and storm water collection systems, potable water supply systems, roads and walkways. The balance of land improvements consists of assets with shorter lives such as marinas, fencing, swimming pools, spas, shuffleboard courts, tennis courts and other resident amenities. Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements and 5 to 50 years for buildings.

E.	Secured Notes Payable

The following table summarizes the Company’s secured notes payable (in thousands):

	September 30, 2008	December 31, 2007
Fixed rate, ranging from 7.86% to 7.92%, fully amortizing, non-recourse notes maturing in 2020	$7,557	$9,882
Fixed rate, ranging from 5.48% to 7.17%, partially amortizing, non-recourse notes maturing at various dates from 2013 through 2021	229,265	207,982
Variable rate, at the three-month LIBOR rate plus 115 to 175 basis points, interest only non-recourse notes maturing at various dates from 2011 through 2012	22,106	22,106

	$258,928	$239,970

As part of the Company’s previously disclosed ongoing strategic review, the Company has determined to reduce the cost and the rate of development of additional home sites. In making this decision to curtail development activities, the Company decided not to commence construction of a clubhouse at one of our communities and, as a result, certain of the Company’s subsidiaries were in technical default of a covenant in the construction loan for such community. The lender under this construction loan has not advanced any funds with respect to such phase of the construction, has been informed of this decision and has waived the technical default through January 1, 2009. The Company anticipates that, on or before January 1, 2009, it will have negotiated amended loan documents with the lender that will eliminate the default. However, there can be no assurance that such amended loan documents will be executed on or before January 1, 2009 or at all. The construction loan is cross-collateralized and cross-defaulted with a loan secured by the real property and improvements of one of the Company’s stabilized communities. As of September 30, 2008, the aggregate amount outstanding under both loans was $42,074,000, which amount was secured by real property and improvements with a net book value of $77,786,000.

F.	Secured Credit Facilities

The Company has a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at 175 basis points over the one-month LIBOR rate (4.2% at September 30, 2008 and 6.6% at December 31, 2007). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco County, Florida and Maricopa County, Arizona with a net book value of $44,275,000. As discussed below, the revolving line of credit matures December 31, 2008. At September 30, 2008, $9,719,000 was outstanding and $6,281,000 was not drawn under the revolving line of credit. The availability of funds to the Company under the line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. Based on the application of the borrowing base calculation, as of September 30, 2008, $3,368,000 was available to the Company. The line of credit also includes certain financial covenants that require the Company to maintain an adjusted tangible net worth (as defined by the lender) of $150,000,000 and to maintain a debt to adjusted tangible net worth ratio of not more than 1.75 to 1.0, among others. The Company believes it was in compliance with all financial covenant requirements at September 30, 2008.

The Company is currently negotiating with the lender and expects that this line of credit will be renewed, but recognizes that loan renewals are unusually uncertain in the current financial environment. In the event the Company is unable to obtain a renewal of the line of credit, the Company would be required to repay the amounts outstanding under this loan. This loan is secured by properties and improvements located in St. Lucie, Lake, and Pasco County, Florida and Maricopa County, Arizona with a net book value of $44,275,000.

The Company has a floor plan line of credit with a floor plan lender providing a committed credit facility of $35,000,000 with a variable interest rate linked to the lender’s prime rate, with a floor of 5.25%, plus 25 basis points (5.5% at September 30, 2008 and 7.8% at December 31, 2007). Individual advances mature the earlier of 1,080 days or upon sale of the home to a third party. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $12,447,000. At September 30, 2008, approximately $14,344,000 was outstanding, of which $1,953,000 was recourse to the Company, and approximately $20,656,000 was available under the floor plan credit facility. The financial covenants of the floor plan line of credit require the Company to maintain an adjusted tangible net worth (as defined by the lender) of $150,000,000 and to maintain a debt to adjusted tangible net worth ratio of not more than 1.75 to 1.0, among others. The floor plan lender’s commitment to fund future inventory purchases expires in September 2009. The Company believes it was in compliance with all financial covenant requirements at September 30, 2008.

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

Commitments

In the ordinary course of business, the Company has entered into various construction contracts with third parties to develop subdivisions within the Company’s existing portfolio of residential land lease communities. The unpaid balance of these contracts remaining at September 30, 2008 is approximately $1,178,000.

During 2007, the Company issued a construction loan to a development company in Arizona. The proceeds of the loan are to be used exclusively to develop a community for the Company in Mesa, Arizona. The maximum aggregate amount of advances available under the construction loan is $8,080,000, subject to certain inventory level restrictions provided for in the loan documents that limit the aggregate amount of advances outstanding at any given time. At September 30, 2008, approximately $3,800,000 was outstanding and $760,000 was available under the construction loan.

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

The revenues, net income (loss), and assets for each of the reportable segments are summarized in the following tables for the three and nine months ended September 30, 2008 and September 30, 2007 (in thousands).

	Three months ended September 30, 2008
	Real Estate	Home Sales	Corporate, (not allocated to segments)	Consolidated
Rental and other property revenues, net	$9,989	$—	$—	$9,989
Home sales revenues	—	3,455	—	3,455

Total revenues	9,989	3,455	—	13,444

Net operating income gross profit for real estate segment	6,463	—	—	6,463
Home sales contribution margin	—	(514)	—	(514)
Adjustments to arrive at net income (loss):
Depreciation	(1,348)	—	—	(1,348)
General and administrative expenses	(1,003)	(347)	(6)	(1,356)
Interest expense	—	—	(2,202)	(2,202)
Interest and other income	—	—	59	59
Income from discontinued operations, net	96	—	—	96
Minority interest in earnings	—	—	(127)	(127)

Net income (loss)	$4,208	$(861)	$(2,276)	$1,071

Assets	$416,877	$20,714	$4,789	$442,380

Capital additions to:
Real estate	$5,289	$—	$—	$5,289
Capital replacements – real estate	138	—	—	138
Capital replacements – other assets	59	—	—	59
Other assets	1	6	—	7

Total	$5,487	$6	$—	$5,493

	Three months ended September 30, 2007
	Real Estate	Home Sales	Corporate, (not allocated to segments)	Consolidated
Rental and other property revenues, net	$9,545	$—	$—	$9,545
Home sales revenues	—	7,222	—	7,222

Total revenues	9,545	7,222	—	16,767

Net operating income gross profit for real estate segment	6,114	—	—	6,114
Home sales contribution margin	—	(202)	—	(202)

Adjustments to arrive at net income (loss):
Depreciation	(1,239)	—	—	(1,239)
General and administrative expenses	(633)	(472)	—	(1,105)
Interest expense	—	—	(2,197)	(2,197)
Interest and other income	—	—	7	7
Income from discontinued operations, net	9,159	—	—	9,159
Minority interest in earnings	—	—	(162)	(162)

Net income (loss)	$13,401	$(674)	$(2,352)	$10,375

Assets	$399,951	$29,319	$1,001	$430,271

Capital additions to:
Real estate	$3,643	$—	$—	$3,643
Capital replacements – real estate	176	—	—	176
Capital replacements – other assets	84	—	—	84
Other assets	16	14	9	39

Total	$3,919	$14	$9	$3,942

	Nine months ended September 30, 2008
	Real Estate	Home Sales	Corporate, (not allocated to segments)	Consolidated
Rental and other property revenues, net	$30,077	$—	$—	$30,077
Home sales revenues	—	10,919	—	10,919

Total revenues	30,077	10,919	—	40,996

Net operating income gross profit for real estate segment	19,557	—	—	19,557
Home sales contribution margin	—	(2,300)	—	(2,300)
Adjustments to arrive at net income (loss):
Depreciation	(4,046)	—	—	(4,046)
General and administrative expenses	(2,785)	(1,011)	(15)	(3,811)
Loss on early debt retirement	—	—	(1,987)	(1,987)
Interest expense	—	—	(6,648)	(6,648)
Interest and other income	—	—	161	161
Income from discontinued operations, net	107	—	—	107
Minority interest in earnings	—	—	(107)	(107)

Net income (loss)	$12,833	$(3,311)	$(8,596)	$926

Assets	$416,877	$20,714	$4,789	$442,380

Capital additions to:
Real estate	$14,506	$—	$—	$14,506
Capital replacements – real estate	330	—	—	330
Capital replacements – other assets	314	—	—	314
Other assets	31	64	1	96

Total	$15,181	$64	$1	$15,246

	Nine months ended September 30, 2007
	Real Estate	Home Sales	Corporate, (not allocated to segments)	Consolidated
Rental and other property revenues, net	$28,846	$—	$—	$28,846
Home sales revenues	—	22,935	—	22,935

Total revenues	28,846	22,935	—	51,781

Net operating income gross profit for real estate segment	18,429	—	—	18,429
Home sales contribution margin	—	(546)	—	(546)

Adjustments to arrive at net income (loss):
Depreciation	(3,670)	—	—	(3,670)
General and administrative expenses	(1,704)	(1,348)	(10)	(3,062)
Interest expense	—	—	(6,448)	(6,448)
Interest and other income	—	—	185	185
Income from discontinued operations, net	9,321	—	—	9,321
Minority interest in earnings	—	—	(560)	(560)

Net income (loss)	$22,376	$(1,894)	$(6,833)	$13,649

Assets	$399,951	$29,319	$1,001	$430,271

Capital additions to:
Real estate	$19,835	$—	$—	$19,835
Capital replacements – real estate	664	—	—	664
Capital replacements – other assets	323	—	—	323
Other assets	151	119	15	285

Total	$20,973	$119	$15	$21,107

I.	Stock and Dividends

ANL’s common stock and preferred stock dividends are set quarterly by ANL’s Board of Directors and are subject to change or elimination at any time. ANL paid quarterly dividends on common stock of $0.25 per share totaling $1,983,000 and $1,984,000 during the three months ended September 30, 2008 and 2007, respectively, and $5,930,000 and $5,978,000 during the nine months ended September 30, 2008 and 2007, respectively. ANL paid quarterly dividends on preferred stock of $0.48 per share totaling $484,000 and $484,000 during the three months ended September 30, 2008 and 2007, respectively, and $1,453,000 and $1,453,000 during the nine months ended September 30, 2008 and 2007, respectively.

The Company deducts cumulative paid and unpaid preferred stock dividends from net income to arrive at net income available to common stockholders. The Company deducted $484,000 and $484,000 for the three months ended September 30, 2008 and 2007, respectively, and $1,453,000 and $1,453,000 for the nine months ended September 30, 2008 and 2007, respectively, related to cumulative paid and unpaid preferred stock dividends.

J.	Stock-based Compensation

The Company’s 1998 Plan provides for the issuance of up to 3,000,000 shares of common stock in the form of qualified and non-qualified stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, deferred stock and performance shares to its directors, officers, employees and consultants. As of September 30, 2008, the Company has granted awards of stock options and restricted stock under the 1998 Plan. As of September 30, 2008, there was approximately $3,443,000 of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under the 1998 Plan. The cost is expected to be recognized over a weighted average period of 3.5 years. This expected cost does not include the impact of any future stock-based compensation awards.

The Company adopted a new stock incentive plan (2008 Plan) in April 2008, which provides for the issuance of up to 600,000 shares of common stock in the form of qualified and non-qualified stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, deferred stock and performance shares to its directors, officers, employees and consultants. No shares were issued under the 2008 Plan during the nine months ended September 30, 2008.

Stock Options

For the nine months ended September 30, 2008 and 2007, the Company issued approximately 314,000 and 148,000 options, respectively. The Company estimates the fair value of stock options using the Black-Scholes-Merton formula, and for the nine months ended September 30, 2008 and 2007, the estimated weighted-average grant-date fair value of options granted was $1.68 and $3.55 per option, respectively.

Restricted Stock

The Company issued approximately 67,000 and 9,000 shares as time-based awards of restricted stock to members of management during the nine months ended September 30, 2008 and 2007, respectively, with fair values per share of $19.93 and $27.02, respectively. The time-based awards of restricted stock were issued at the fair value of ANL’s common stock on the date of issuance. The fair value of such restricted stock is amortized to compensation expense over the vesting period.

The Company issued 65,000 and 65,000 shares as market-based awards of restricted stock to members of management during the nine months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, the weighted average per share fair values of the market-based restricted stock was $10.03 and $7.38, respectively. In the event the market-based performance objectives are not attained, the market-based awards of restricted stock are forfeited, but the dividends paid are not forfeited.

The fair value of the market-based awards of restricted stock is amortized to compensation expense over the requisite service period. The requisite service period for market-based restricted stock awards granted during the nine months ended September 30, 2008 and 2007 was three years for both grants. The principal terms of the market-based awards of restricted stock, also known as high performance shares (“HPS Shares”), are more fully described below.

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

During the nine months ended September 31, 2008, the Company sold a tract of commercial real estate located in Arizona. The sale of this property resulted in reclassifications of 2007 financial statements. In addition, during the year ended December 31, 2007, the Company sold an age-restricted community located in Florida with 261 home sites. The sale of this community resulted in reclassifications of previously reported 2007 financial statement amounts. The following is a summary of the components of income from discontinued operations for the three and nine months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Discontinued property operations:
Rental and other property revenues	$6	$221	$24	$1,005
Property operating expenses	3	(74)	(2)	(356)
Interest expense	—	(90)	—	(360)
Depreciation	—	(16)	(1)	(65)

Income from discontinued operations before gain on sale of discontinued operations and minority interest expense attributable to discontinued operations	9	41	21	224

Gain on sale of discontinued operations	100	10,305	100	10,305

Income from discontinued operations before minority interest expense attributable to discontinued operations	109	10,346	121	10,529
Minority interest expense attributable to discontinued operations	(13)	(1,187)	(14)	(1,208)

Income from discontinued operations, net of minority interest	$96	$9,159	$107	$9,321

As of September 30, 2008, the Company did not have any assets classified as held for sale.

L.	Recent Accounting Developments

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for SFAS 159 is as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

On October 21, 2008, the Company received a loan commitment of $7,670,000 which expires on November 21, 2008. The annual interest rate of this committed loan is locked at 7.5%. The security for the loan is real property that currently secures a portion of the Company’s corporate line of credit that matures on December 31, 2008. If and when the loan closes, the entire proceeds of this loan will be used to pay down our corporate revolving line of credit, the borrowing base under the line of credit will decrease by approximately $4,400,000, and the Company will achieve a net increase in availability of approximately $3,270,000. There is no assurance that the lender will fund under its loan commitment.

On November 4, 2008, in connection with the Company’s ongoing strategic review, the Board of Directors determined not to declare or pay a quarterly cash dividend on the Company’s common stock during the current quarter.

On November 4, 2008, the Board of Directors declared a cash dividend of $0.4844 per share of Series A Preferred Stock, payable on November 28, 2008, to stockholders of record on November 14, 2008.

The Company’s common stock and preferred stock dividends are considered quarterly and are subject to change, suspension or elimination at any time. As part of this quarterly consideration, the Company’s Board of Directors has and will continue to consider, among other things, the significant downturn in new home sales market and the Company’s liquidity position in the context of its quarterly review and dividend decision. In addition, the Board of Directors may consider the Company’s dividend policy as a part of its previously announced review of strategic alternatives.

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

Among the risk factors the reader should review are those set forth in Part I, Item IA. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in Part II, Item 1A. of our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008, all of which risk factors are incorporated herein by reference.

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

The most significant capitalized cost is interest. We capitalize interest when the following three conditions are present: (i) expenditures for the asset have been made, (ii) activities necessary to get the asset ready for its intended use are in progress and (iii) interest cost is being incurred. Our determination of the activities in progress for a development property is subject to professional judgment. The most significant judgment is the determination to capitalize interest relating to the ownership of land being developed as new home sites. In many cases, the development of such land is expected to take place over several years and in multiple phases. In such instances, it is our conclusion that the entirety of each parcel is under development and is a qualifying asset. Accordingly, interest is capitalized with respect to the entire parcel until such time as all development activities cease or the individual home site is ready for its intended use. We capitalized interest of $2,256,000 and $2,295,000 for the three months ended September 30, 2008 and 2007, respectively, and $6,712,000 and $6,718,000 for the nine months ended September 30, 2008 and 2007, respectively. We regularly review the amount of capitalized costs in conjunction with our review of impairment of long-lived assets. Based on the level of development activity for the nine months ended September 30, 2008, if our development activities decreased such that 10% of our assets qualifying for capitalization of interest are no longer qualified, the amount of capitalized interest would have been reduced by $671,000. As discussed in the Introductory Note to this Quarterly Report, we plan to reduce our development related expenditures significantly below historical levels. Reduced development activity may cause a significant portion of our assets to no longer qualify for capitalization of interest, which in turn could result in a significant reduction in the amount of capitalized interest. This reduction in capitalized interest would increase interest expense, resulting in lower net income, which would be offset in future periods by lower depreciation expense.

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

The estimated fair value of the Company’s secured notes payable was $252,394,000 at September 30, 2008 as compared to the carrying value of $258,928,000 at September 30, 2008.

The aggregate fair value of cash and cash equivalents, receivables, accounts payable and accrued liabilities as of September 30, 2008 approximates their carrying value due to their relatively short-term nature.

Rental Property Depreciation

Depreciation is computed using the straight-line method over an estimated useful life of 5 to 75 years for land improvements, 5 to 50 years for buildings and 5 to 15 years for furniture and other equipment, all of which are judgmental determinations. These determinations may prove to be different than the actual life of any individual asset.

Inventory

Carrying amounts for inventory are determined on a specific identification basis and are stated at the lower of cost or estimated market value. If actual market conditions are less favorable than those projected by management, if customer preferences change, or if material improvements are made by suppliers that are preferred by our customers compared to inventory we own, the market value of our inventory may be lower than estimated and inventory write-downs may be required. Any such write-downs may have a significant impact on our financial results. On a quarterly basis, we review our inventory and evaluate our carrying amount versus recent offers, comparable sales, and our asking price in order to derive an estimate of its market value. In the event that the carrying amount exceeds our estimate of market value, less a normalized margin, we record a write-down of the carrying amount as a charge to the cost of home sales in the current period. As of September 30, 2008, $11,902,000 of our total inventory of $13,774,000 was older than one year. We recorded charges of approximately $61,000 and $135,000 for the three months ended September 30, 2008 and 2007, respectively, and $426,000 and $335,000 for the nine months ended September 30, 2008 and 2007, respectively, to adjust inventory carrying amounts to market value. If our estimate of fair market value was overstated by 10%, we would record an additional write down to fair market value, less a normalized margin, of $ 1,106,000 based upon the carrying value of inventory as of September 30, 2008.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically scoped out of the statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as a transition adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings. The effective date for SFAS 159 is as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted SFAS 159 on January 1, 2008. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

Ongoing Strategic Review

Please see the introductory Note to this Quarterly Report regarding our ongoing strategic review and other important matters regarding our business and results of operations.

Portfolio Summary

	Operational Home sites		Developed Home sites	Undeveloped Home sites	RV Sites	Total
As of December 31, 2007	7,984		1,370	1,191	129	10,674
New lots purchased	—		4	—	—	4
New leases originated	77		(77)	—	—	—
Properties developed	—		102	(102)	—	—
Site plan changes	(12)		(8)	—	—	(20)

As of September 30, 2008	8,049	(1)	1,391	1,089	129	10,658

(1)	As of September 30, 2008, 7,802 of these operational home sites were occupied.

Occupancy Roll Forward

	Occupied Home sites	Operational Home sites	Occupancy
As of December 31, 2007	7,748	7,984	97.0%
New home sales	86	77
Used home sales	7	—
Used homes acquired	(22)	—
Site plan changes	—	(12)
Homes constructed by others	1	—
Homes removed from previously leased sites	(18)	—

As of September 30, 2008	7,802	8,049	96.9%

Operating Strategy

One of the measures we use to analyze our economic profitability is FFO less capital replacement spending for developed home sites. For the nine months ended September 30, 2008, our capital replacement spending was $644,000, which averaged to $68 per developed home site.

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

For the three and nine months ended September 30, 2008 and 2007, our FFO was (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss) available to common stockholders(1)	$587	$9,891	$(527)	$12,196
Adjustments:

Cumulative preferred stock dividends	484	484	1,453	1,453
Minority interest in Operating Partnership	127	162	107	560
Real estate depreciation	1,348	1,239	4,046	3,670
Gain on sale of discontinued operations	(100)	(10,305)	(100)	(10,305)
Discontinued Operations:
Real estate depreciation attributable to discontinued operations	—	16	1	65
Minority interest in Operating Partnership attributable to discontinued operations	13	1,187	14	1,208

Funds From Operation (FFO)	2,459	2,674	4,994	8,847
Cumulative preferred stock dividends	(484)	(484)	(1,453)	(1,453)

FFO available to common stockholders	$1,975	$2,190	$3,541	$7,394

Weighted average common shares, common shares equivalents and OP Units outstanding	8,728	8,864	8,732	8,945

(1)	Represents the numerator for earnings per common share calculated in accordance with GAAP

For the nine months ended September 30, 2008 and 2007, net cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Net cash provided by operating activities	$14,936	$12,509
Net cash used in investing activities	$(17,206)	$(4,810)
Net cash provided by (used in) financing activities	$1,759	$(7,656)

RESULTS OF OPERATIONS FOR THE

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008

Executive Overview

We are in the business of owning and leasing residential land. Our current business focuses on the ownership of land and generation of these leases primarily within adult or retirement (55+) communities (94% of our total home sites at September 30, 2008); we focus on these communities for the following reasons:

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

•	We may incur operating losses from our home sales business during periods of low demand in the U.S. housing market, such as the present market.

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

Beginning in 2007 and continuing in 2008, our ability to fill unoccupied sites in our land lease communities with new homes was significantly impacted by the slowdown in the U.S. housing market. We believe this slowdown is attributable to a decline in consumer confidence, an overall softening of demand for new homes, an oversupply of homes available for sale in our markets, the inability of some of our home buyers to sell their current homes and the direct and indirect impact of the turmoil in the mortgage loan market. Industry conditions deteriorated significantly during 2007 and continued in 2008. We attribute the reduction in our new home sales demand to concerns on the part of prospective home buyers about the direction of home prices and concerns by prospective home buyers about their ability to sell their existing homes. The potential of mortgage foreclosures, price reductions and increased sales incentives advertised by homebuilders have contributed to home buyers’ concerns and provide impediments to our new home sales process. The result has been weakened demand for our new homes, slower sales, lower prices for homes at time of resale, higher cancellation rates, and increased price discounts and other sales incentives to attract home buyers. The weakened demand for new homes has negatively impacted our profitability, cash flow, liquidity and returns on newly leased sites.

We continue to operate our business with the expectation that difficult market conditions will continue to impact us for at least the near term. As a result and in connection with our ongoing strategic review, we are focused on increasing our short- and mid-term liquidity as we operate our business in these challenging times. As part of this effort to increase liquidity, we plan to reduce our efforts and costs to make new home sales and to reduce the cost and the rate of development of additional home sites, which may reduce the number of expansion home sites and leases facilitated by our home sales business.

Comparison of Three Months Ended September 30, 2008 to Three Months Ended September 30, 2007

Rental Property Operations

Rental and other property revenues from our owned properties totaled $9,831,000 for the three months ended September 30, 2008 compared to $9,380,000 for the three months ended September 30, 2007, an increase of $451,000 or 4.8%. The increase in property operating revenue was a result of:

•	$370,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$100,000 increase in the pass on of taxes to tenants correlated with the increase in tax expenses, all offset by a

•	$19,000 decrease in revenue recognized related to acquired lease obligations.

Golf course operating revenues totaled $158,000 for the three months ended September 30, 2008 compared to $165,000 for the three months ended September 30, 2007, a decrease of $7,000 or 4.2%. Golf revenues decreased at two of three communities that have adjacent golf courses.

Property operating expenses from our owned properties totaled $3,215,000 for the three months ended September 30, 2008 compared to $3,090,000 for the same period in 2007, an increase of $125,000 or 4.0%. The increase in property operating expenses was a result of:

•	$54,000 increase in property taxes,

•	$46,000 increase in repairs and maintenance, and a

•	$35,000 increase in salaries, wages and benefits, all offset by a

•	$10,000 decrease in other property level expenses.

Golf course operating expenses totaled $311,000 for the three months ended September 30, 2008 compared to $341,000 for the three months ended September 30, 2007, a decrease of $30,000 or 8.8%.

Depreciation expense was $1,348,000 during the three months ended September 30, 2008 compared to $1,239,000 during the same period in 2007. The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites.

Same store property revenues, a non-GAAP financial measure, for the three months ended September 30, 2008 increased by 4.7% from the three months ended September 30, 2007, consisting of a 3.5% increase from same site rental revenues and a 1.2% increase from absorption rental site revenues. Expenses related to those revenues increased 3.4% over that same period consisting of a 2.2% increase in same site rental expenses, a 2.2% increase from absorption rental site expenses and a (1.0%) decrease in golf expenses. Same store property net operating income, a non-GAAP financial measure, increased 5.3% for the three months ended September 30, 2008. Our same store base included 98.7% of our property operating revenues for the three months ended September 30, 2008.

We believe that the same store information provides the users of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the three months ended September 30, 2008 and 2007, determined in accordance with U.S. generally accepted accounting principles, is reflected in the following table (in thousands):

		Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues	C	$9,493	$9,158	$335	3.7%	3.5%
Absorption rental revenues		244	128	116	90.6%	1.2%
Same store golf revenues		158	165	(7)	(4.2%)	—

Same store revenues	A	9,895	9,451	444	4.7%	4.7%

Other ancillary revenues(2)		94	94	—	—

Total property revenues	E	$9,989	$9,545	$444	4.7%

Same site rental expenses	D	$2,696	$2,630	$66	2.5%	2.2%
Absorption rental expenses		66	—	66	100.0%	2.2%
Same store golf expenses		311	341	(30)	(8.8%)	(1.0%)

Same store expenses	B	3,073	2,971	102	3.4%	3.4%

Expenses related to offsite management (3)		453	460	(7)	(1.5%)

Total property operating expenses	F	$3,526	$3,431	$95	2.8%

Same store net operating income	A-B	$6,822	$6,480	$342	5.3%

Same site net operating income	C-D	$6,797	$6,528	$269	4.1%

Total net operating income	E-F	6,463	$6,114	$349	5.7%

(1)

Computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2007 period. For example, same site rental revenue increase of $335 as compared to the total same store revenues in 2007 of $9,451 is a 3.5% increase ($335 / $9,451 = 3.5%).

(2)

Other ancillary revenues consist of amortization of deferred income recognized related to acquired lease obligations, intercompany revenues and other miscellaneous income not attributable to land leases.

(3)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Operations

Revenues for the home sales business totaled $3,403,000 for the three months ended September 30, 2008 as compared to $7,162,000 for the three months ended September 30, 2007. The decrease in revenues compared to the same period in the prior year was primarily due to decreased sales at nine of our expansion communities. The average selling price of new homes closed was $116,000 and $137,000 for the three months ended September 30, 2008 and 2007, respectively. The decrease in average selling price is the result of a shift in product mix combined with a decrease in the average size of a home sold from 1,535 square feet in 2007 to 1,464 square feet in 2008. Homes sold totaled 29 for the three months ended September 30, 2008 compared to 51 homes for the three months ended September 30, 2007, a decrease of 43.1%.

A summary of our home sales activities for the three months ended September 30, 2008 and 2007 is highlighted in the following table:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Unit Change	Percent Change
New home closings	29	51	(22)	(43.1)%
New home contracts	30	44	(14)	(31.8)%
Home resales	3	4	(1)	(25.0)%
Brokered home sales	23	22	1	4.5%
New home contract backlog (1)	6	32	(26)	(81.3)%

(1)	Balance as of September 30, 2008 and 2007, respectively.

Total cost of sales for the three months ended September 30, 2008 was $2,518,000 compared to $5,055,000 for the three months ended September 30, 2007. Resulting margin decreases are attributable to a decrease in manufacturer rebates associated with lower purchasing volumes and increases in costs of homes purchased offset by a decrease in inventory write downs compared to 2007. Selling and marketing expense for the three months ended September 30, 2008 decreased $918,000 from the three months ended September 30, 2007 as a result of lower commission expense associated with lower sales volumes coupled with decreased marketing expense in the current year.

We reported a loss from the home sales business of $514,000 for the three months ended September 30, 2008 as compared to a loss of $202,000 for the three months ended September 30, 2007.

General and Administrative Expenses

Our general and administrative expenses were $1,356,000 for the three months ended September 30, 2008 and $1,105,000 for the three months ended September 30, 2007. The $251,000 increase in expense was a result of:

•	$127,000 increase in salaries, wages and benefits,

•	$115,000 increase in professional fees,

•	$36,000 increase in stock based compensation expense, and a

•	$7,000 increase in other costs, all offset by a

•	$34,000 decrease in regulatory compliance and public company reporting costs.

Interest and Other Income

During the three months ended September 30, 2008 and 2007, interest and other income were $59,000 and $7,000, respectively. The increase of $52,000 was a result of interest earned in 2008 on a construction loan made to an unaffiliated homebuilder in late 2007.

Interest Expense

During the three months ended September 30, 2008 and 2007, interest expense was $2,202,000 and $2,197,000, respectively, which was net of capitalized interest of $2,256,000 and $2,295,000, respectively. The increase is primarily a result of higher outstanding balances offset by decreased interest rates on variable rate debt.

Cumulative Preferred Stock Dividends

During the three months ended September 30, 2008 and 2007, cumulative preferred stock dividends were $484,000 and $484,000, respectively.

Comparison of Nine Months Ended September 30, 2008 to Nine Months Ended September 30, 2007

Rental Property Operations

Rental and other property revenues from our owned properties totaled $29,263,000 for the nine months ended September 30, 2008 compared to $28,032,000 for the nine months ended September 30, 2007, an increase of $1,231,000 or 4.4%. The increase in property operating revenue was a result of:

•	$1,249,000 increase in base rental income driven by increases in rental rates and the origination of leases of new home sites at our development properties,

•	$102,000 increase in the pass on of utilities to tenants correlated with the increase in utilities expenses,

•	$63,000 increase in the pass on of property tax allocations to tenants,

•	$37,000 increase in rents for recreational vehicle sites, all offset by a

•	$141,000 decrease in revenue recognized related to acquired lease obligations, and a

•	$79,000 decrease in other miscellaneous income.

Golf course operating revenues totaled $814,000 for the nine months ended September 30, 2008 and $814,000 for the nine months ended September 30, 2007.

Property operating expenses from our owned properties totaled $9,529,000 for the nine months ended September 30, 2008 compared to $9,384,000 for the same period in 2007, an increase of $145,000 or 1.5%. The increase in property operating expenses was a result of:

•	$81,000 increase in property taxes,

•	$75,000 increase in salaries, wages and benefits,

•	$65,000 increase in utility expense partially correlated with an increase in billings to tenants reported as rental & other property revenue,

•	$28,000 increase in property insurance, and a

•	$23,000 increase in repairs and maintenance costs, all offset by a

•	$64,000 decrease in other property level expenses,

•	$50,000 decrease in utility operations expense, and a

•	$13,000 decrease in property operating overhead.

Golf course operating expenses totaled $991,000 for the nine months ended September 30, 2008 compared to $1,033,000 for the nine months ended September 30, 2007, a decrease of $42,000 or 4.1%. Golf expenses increased at all three communities that have adjacent golf courses.

Depreciation expense was $4,046,000 during the nine months ended September 30, 2008 compared to $3,670,000 during the same period in 2007. The increase was as a result of an increase in depreciable property attributable to the continued development of previously undeveloped home sites.

Same store property revenues, a non-GAAP financial measure, for the nine months ended September 30, 2008 increased by 5.0% from the nine months ended September 30, 2007, consisting of a 3.3% increase from same site rental revenues and a 1.7% increase from absorption rental site revenues. Expenses related to those revenues increased 1.3% over that same period consisting of a 0.9% increase in same site rental expenses, a 0.9% increase from absorption rental site expenses and a 0.5% decrease in golf expenses. Same store property net operating income, a non-GAAP financial measure, increased 6.8% for the nine months ended September 30, 2008. Our same store base included 99.0% of our property operating revenues for the nine months ended September 30, 2008.

We believe that the same store information provides the users of these financial statements with a comparison of the profitability for properties owned during both reporting periods that cannot be obtained from a review of the consolidated income statement. This comparison can be useful to an understanding of the “parts” in addition to an understanding of the “whole.” A reconciliation of same store operating results used in the above calculation to total operating revenues and total expenses for the nine months ended September 30, 2008 and 2007, determined in accordance with U.S. generally accepted accounting principles, is reflected in the following table (in thousands):

		Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Change	% Change	Contribution to Same Store % Change(1)
Same site rental revenues	C	$28,440	$27,500	$940	3.4%	3.3%
Absorption rental revenues		705	213	492	231.0%	1.7%
Same store golf revenues		814	814	—	—	0.0%

Same store revenues	A	29,959	28,527	1,432	5.0%	5.0%

Other ancillary revenues(2)		118	319	(201)	(63.0)%

Total property revenues	E	$30,077	$28,846	$1,231	4.3%

Same site rental expenses	D	$8,115	$8,035	$80	1.0%	0.9%
Absorption rental expenses		80	—	80	100.0%	0.9%
Same store golf expenses		991	1,033	(42)	(4.1)%	(0.5)%

Same store expenses	B	9,186	9,068	118	1.3%	1.3%

Expenses related to offsite management (3)		1,334	1,349	(15)	(1.1)%

Total property operating expenses	F	$10,520	$10,417	$103	1.0%

Same store net operating income	A-B	$20,773	$19,459	$1,314	6.8%

Same site net operating income	C-D	20,325	19,465	860	4.4%

Total net operating income	E-F	$19,557	$18,429	$1,128	6.1%

(1)

Computed as the change in the individual component of same store revenue or expense divided by the total applicable same store base (revenue or expense) for the 2007 period. For example, same site rental revenue increase of $940 as compared to the total same store revenues in 2007 of $28,527 is a 3.3% increase ($940 / $28,527 = 3.3%).

(2)

Other ancillary revenues consist of amortization of deferred income recognized related to acquired lease obligations, intercompany revenues and other miscellaneous income not attributable to land leases.

(3)	Expenses related to offsite management reflect portfolio property management costs not attributable to a specific property.

Home Sales Operations

Revenues for the home sales business totaled $10,783,000 for the nine months ended September 30, 2008 as compared to $22,756,000 for the nine months ended September 30, 2007. The decrease in revenues compared to the same period in the prior year was primarily due to decreased sales at fifteen of our expansion communities. The average selling price of new homes closed was $123,000 and $131,000 for the nine months ended September 30, 2008 and 2007, respectively, a decrease of 6.1%. The decrease in selling prices is a result of a shift in product mix. Homes sold totaled 86 for the nine months ended September 30, 2008 compared to 171 homes for the nine months ended September 30, 2007, a decrease of 49.7%.

A summary of our home sales activities for the nine months ended September 30, 2008 and 2007 is highlighted in the following table:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Unit Change	Percent Change
New home closings	86	171	(85)	(49.7)%
New home contracts	82	196	(114)	(58.2)%
Home resales	7	8	(1)	(12.5)%
Brokered home sales	64	71	(7)	(9.9)%
New home contract backlog (1)	6	32	(26)	(81.3)%

(1)	Balance as of September 30, 2008 and 2007, respectively.

Total cost of sales for the nine months ended September 30, 2008 was $8,169,000 compared to $16,346,000 for the nine months ended September 30, 2007. Resulting margin decreases are attributable to a decrease in manufacturer rebates associated with lower purchasing, increases in costs of homes purchased, and an increase in inventory write downs pursuant to our valuation discipline as a result of lower sales volumes partially offset by increases attributable to increased selling prices. Selling and marketing expenses for the nine months ended September 30, 2008 decreased $2,073,000 from the nine months ended September 30, 2007 as a result of lower commission expense associated with lower sales volumes coupled with decreased marketing expense in the current year.

We reported a loss from the home sales business of $2,300,000 for the nine months ended September 30, 2008 as compared to a loss of $546,000 for the nine months ended September 30, 2007.

General and Administrative Expenses

Our general and administrative expenses were $3,811,000 for the nine months ended September 30, 2008 and $3,062,000 for the nine months ended September 30, 2007. The $749,000 increase in expense was a result of:

•	$372,000 increase in salaries, wages and benefits,

•	$148,000 increase in professional fees,

•	$118,000 increase in various other costs,

•	$61,000 increase in stock-based compensation expense, and a

•	$50,000 increase in regulatory compliance and public company reporting costs.

Interest and Other Income

During the nine months ended September 30, 2008 and 2007, interest and other income were $161,000 and $185,000, respectively. The decrease of $24,000 was a result of a one-time fee paid to us for delays caused by a prior owner of a community in first quarter 2007 offset by interest earned on a construction loan made to an unaffiliated home builder.

Interest Expense

During the nine months ended September 30, 2008 and 2007, interest expense was $6,648,000 and $6,448,000, respectively, which was net of capitalized interest of $6,712,000 and $6,718,000, respectively. The increase is primarily a result of higher outstanding balances offset by decreased interest rates on variable rate debt.

Loss on Early Debt Retirement

The Company incurred a $1,987,000 prepayment fee associated with refinancing three loans during the nine months ended September 30, 2008. There were no such fees incurred in 2007.

Cumulative Preferred Stock Dividends

During the nine months ended September 30, 2008 and 2007, cumulative preferred stock dividends were $1,453,000 and $1,453,000, respectively.

Returns from Home Sales Business

In connection with our ongoing strategic review, we are reducing development costs and new home sales operations and related expenditures. These actions have the potential to reduce the number of expansion home site leases facilitated by our home sales business. We may further change our levels of development and home sales activity based on, among other things, changes in new home sales demand, our liquidity position and our ongoing strategic review, and any reduced home sales or development efforts may be reversed if market conditions improve.

Historically, we have engaged in the home sales business for four reasons:

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

We believe that our projection of the stabilized first year returns from the leases originated on expansion home sites provides the user of our financial statements with a comparison of the profitability of the newly leased sites to our current portfolio and to alternative investments in stabilized communities. Based upon current uncertainties over new home sales demand, we are unable to project with confidence the stabilized first year profit for newly leased sites relative to investments in stabilized communities.

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

The most directly comparable financial measure that can be reconciled to GAAP is our historical return on investment in operational home sites for the year ended December 31, 2007, which is reconciled on page 43 in footnote 1. Our projection of the estimated stabilized first year return from leases originated on expansion home sites cannot be directly reconciled to a comparable GAAP measure, principally because there will be leases that begin during the period and we estimate the incremental operating expenses associated with these leases. The estimated stabilized first year return from leases originated on investment in expansion home sites should not be considered in isolation nor is it intended to represent an alternative measure of operating income or cash flow or any other measure of performance as determined in accordance with GAAP.

By comparing the projected stabilized first year profit on the expansion home site leases originated to the sum of total development costs, as increased (in the event of a home sales loss) or decreased (in the event of a home sales profit) by the estimated home sales profit or loss, we are able to measure the projected stabilized first year return from leases originated on our expansion home sites. We believe that this measure provides a useful comparison to the returns available from investing in stabilized communities. Based upon current uncertainties over new home sales demand, we are unable to project with confidence the stabilized first year profit for newly leased sites relative to investments in stabilized communities.

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

Our projections of the stabilized first year returns from the leases originated on expansion home sites constitute “forward-looking statements.” Actual returns may be materially different than such projections as a result of the risks and other factors discussed throughout our Annual Report for the year ended December 31, 2007 and our quarterly reports filed with the Securities and Exchange Commission from time to time. We undertake no obligation to update such projections to reflect events or circumstances occurring after the date of this report.

The leases facilitated by the home sales business during the three months ended September 30, 2008 and 2007 are estimated to provide a stabilized first year return on investment of 4.7% and 7.2%, respectively. These returns are shown on the following table and are based upon unaudited projected information. This compares to our realized returns from operational home sites of 8.3% for the year ended December 31, 2007. The decrease in return on expansion home sites is driven primarily by (i) the decreased profitability of our home sales business resulting from fewer home sales over which the fixed costs are allocated, and (ii) increases in the per site cost of development. Our future returns are dependent upon a number of factors, including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our projected first year return from leases originated on expansion home sites for three months ended September 30, 2008 and 2007 is shown on the following table (in thousands, except expansion sites leased):

		Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Expansion sites leased during the period		28	49

Estimated stabilized first year profit on leases originated during the period	A	$85	$179

Allocated costs, including development costs of sites leased		$1,262	$2,213
Home sales loss attributable to sites leased		543	284

Total costs incurred to originate ground leases	B	$1,805	$2,497

Estimated stabilized first year returns from the leases originated on expansion home sites during the period	A/B	4.7%	7.2%

For the three months ended September 30, 2008 and 2007, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Reported loss from sales operations	$(514)	$(202)
Brokerage business income	(28)	(36)
Used home sales	(1)	(46)

Adjusted (loss) income for projection analysis	$(543)	$(284)

We exclude the profits from our used home sales and brokerage business from our projection of return on investment in expansion home sites. The profits from these activities represent profits that are not directly related to our expansion activities.

Comparison of the Nine Months Ended September 30, 2008 and 2007

The leases facilitated by the home sales business during the nine months ended September 30, 2008 and 2007 are estimated to provide a stabilized first year return on investment of 4.6% and 6.8%, respectively. These returns are shown on the following table and are based upon unaudited projected information. This compares to our realized returns from operational home sites of 8.3% for the year ended December 31, 2007. The decrease in return on expansion home sites is driven primarily by (i) the decreased profitability of our home sales business resulting from fewer home sales over which the fixed costs are allocated, and (ii) increases in the per site cost of development. Our future returns are dependent upon a number of factors, including changes in the per site cost of development, changes in lease incentives utilized in support of the rate of new home sales, changes in the profitability of our home sales business, changes in the quantity of new homes sold and other factors.

The calculation of our projected first year return from leases originated on expansion home sites for the nine months ended September 30, 2008 and 2007 is shown in the following table (in thousands, except expansion sites leased):

		Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Expansion sites leased during the period		84	162

Estimated stabilized first year profit on leases originated during the period	A	$311	$544

Allocated costs, including development costs of sites leased		$4,360	$7,203
Home sales loss attributable to sites leased		2,391	751

Total costs incurred to originate ground leases	B	$6,751	$7,954

Estimated stabilized first year returns from the leases originated on expansion home sites during the period	A/B	4.6%	6.8%

For the nine months ended September 30, 2008 and 2007, we estimate our profit or loss attributable to the sale of homes situated on expansion home sites as follows (in thousands):

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Reported loss from sales operations	$(2,300)	$(546)
Brokerage business income	(70)	(101)
Used home sales	(21)	(104)

Adjusted loss for projection analysis	$(2,391)	$(751)

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had cash and cash equivalents of $30,000. Our principal activities that demand liquidity include our normal operating activities (including new home sales operations), development expenditures, payments of principal and interest on outstanding debt, acquisitions of and additional investments in properties, and payments of distributions to preferred and common stockholders and OP Unit holders. We plan to utilize cash provided by operating activities, short-term borrowings, refinancings, and possibly the sale of properties resulting from our strategic review to meet short-term liquidity demands. We plan to meet our long-term liquidity requirements, such as debt maturities and property acquisitions, through long-term borrowings, both secured and unsecured, refinancings or extensions, the issuance of debt or equity securities (including OP Units or other partnership interests), the sale of properties and cash generated from operations. Under current economic conditions, our ability to satisfy short- and long-term liquidity requirements through these means is uncertain.

In connection with our ongoing strategic review, we are focused on increasing liquidity. As part of this effort to increase liquidity, we are reviewing all of our internal activities and expect to implement restructuring and cost-reduction programs. Our plans to increase liquidity include reducing projected development and new home sales operations and related expenditures.

In addition, the Board of Directors determined against the declaration and payment of quarterly cash dividends on the Company’s common stock during the current quarter. The Board of Directors determined to pay the preferred stock dividend during the current quarter. Our dividend policy remains under review and the Board of Directors has considered, and will continue to consider, among other things, the significant downturn in new home sales market, our ongoing strategic review and the Company’s liquidity position in the context of its quarterly review and dividend decision. The Board of Directors will decide each quarter whether to declare and pay dividends on our common and preferred stock.

We have a revolving line of credit with a bank with a total commitment of $16,000,000 that bears interest at 175 basis points over the one-month LIBOR rate (4.2% at September 30, 2008). The line of credit is secured by real property and improvements located in St. Lucie, Lake, and Pasco Counties, Florida and Maricopa County, Arizona with a net book value of $44,275,000. The revolving line of credit matures on December 31, 2008. We are currently in negotiations with our lender and expect that this line of credit will be renewed. However, loan renewals are unusually uncertain in the current financial environment, and there is no assurance we will obtain the renewal. In the event we are unable to obtain a renewal of this line of credit, we would be required to repay all amounts outstanding. At September 30, 2008, $9,719,000 was outstanding and $6,281,000 was not drawn under the revolving line of credit.

The availability of funds to us under our line of credit is subject to certain borrowing base and other customary restrictions, including compliance with financial and other covenants thereunder. Based on the application of the borrowing base calculation, as of September 30, 2008, $3,368,000 was available.

The line of credit also includes certain financial covenants that require us to maintain a tangible net worth (as defined by lender) of $150,000,000 and to maintain a debt to adjusted tangible net worth ratio (as defined by lender) of not more than 1.75 to 1.0, among others. We believe we were in compliance with all financial covenant requirements under this revolving line of credit at September 30, 2008.

We have a floor plan line of credit with a floor plan lender providing a committed credit facility of $35,000,000 with a variable interest rate linked to the lender’s prime rate, with a floor of 5.25%, plus 25 basis points (5.5% at September 30, 2008). Individual advances mature the earlier of 1,080 days or upon sale of the home to a third party. The floor plan line of credit is partially recourse to the Company and at September 30, 2008, $1,953,000 of the outstanding balance under the floor plan was recourse to the Company. This floor plan line of credit is secured by inventory located in the Company’s residential land lease communities with a carrying value of approximately $12,447,000. The financial covenants of the floor plan line of credit require the Company to maintain a tangible net (as defined by lender) worth of $150,000,000 and to maintain a debt to adjusted tangible net worth (as defined by lender) ratio of not more than 1.75 to 1.0, among others. The Company believes it was in compliance with all financial covenant requirements under this floor plan facility at September 30, 2008. The floor plan lender’s commitment to fund future inventory purchases expires in September 2009. At September 30, 2008, $14,344,000 was outstanding, and approximately $20,656,000 was available under the floor plan facility.

As part of our previously disclosed ongoing strategic review, we have determined to reduce the cost and the rate of development of additional home sites in our communities. In making this decision to curtail development activities, we decided not to commence construction of a clubhouse at one of our communities and, as a result, were in technical default of a covenant in the construction loan for such community. The lender under this construction loan has not advanced any funds with respect to such phase of the construction, has been informed of this decision and waived the technical default.

Our ability to access secured and unsecured borrowings as a source of liquidity is dependent upon factors outside of our control including economic trends that impact the availability of credit from lending sources we currently utilize. Our ability to issue additional equity in the form of equity securities (including the issuance by the Operating Partnership of OP Units) is dependent upon certain factors outside of our control, including returns available on alternative investments and other economic factors. The amount of cash generated by our operations is dependent upon our ability to operate the existing portfolio of revenue earning sites and to originate new earning sites through new lease originations generated by our home sales business. Our ability to generate cash through the operation of the current portfolio is dependent upon the costs we pay to acquire the goods and services required to operate the portfolio, and the absence of natural disasters, such as hurricanes, that would disrupt the flow of rental income for an undeterminable time period and other factors. Our ability to generate cash through the origination of new earning sites is dependent upon our ability to market effectively to our target market customers, to originate contracts for sale of homes at our properties, thereby generating income producing leases and to develop the undeveloped land within our portfolio in a timely fashion, and on a cost effective basis. Our ability to generate cash through the origination of new earning sites is dependent on market factors as well, including demand for new homes.

Operating Activities

Our net cash provided by operating activities was $14.9 million during the nine months ended September 30, 2008 compared to $12.5 million during the same period in 2007. The $2.4 million increase was primarily the result of:

•	$3.5 million decrease in cash used to fund inventory in 2008 as compared to cash used to fund inventory decreases in 2007,

•	$0.8 million increase in property operating income, offset by a

•	$1.7 million decrease in home sales earnings due to lower sales volumes and a

•	$0.2 million increase in interest costs.

Investing Activities

During the nine months ended September 30, 2008, the net cash used in investing activities was $17.2 million, compared with $4.8 million net cash used during the same period in 2007. The $12.4 million increase in net cash used for investing activities is primarily the result of:

•	$15.6 million decrease in proceeds from sale of real estate,

•	$2.6 million increase in construction loan advances, offset by a

•	$5.8 million decrease in expenditures for capital replacements, development and improvements in the 2008 period as compared to the 2007 period.

Financing Activities

Net cash provided by financing activities was $1.8 million for the nine months ended September 30, 2008 compared with net cash used in financing activities during the same period in 2007 of $7.7 million.

The $9.5 million increase in cash provided by financing activities is primarily the result of:

Increases

•	$21.6 million increase in proceeds from secured notes payable,

•	$18.8 million decrease in principal payments on secured credit facilities,

•	$7.9 million decrease in principal payments on secured notes payable for real estate sold, and a

•	$3.5 million decrease in payments for treasury stock, all offset by a

Decreases

•	$24.6 million decrease in proceeds from secured credit facilities,

•	$15.8 million increase in principal payments on secured notes payable, and a

•	$1.9 million increase in payments on early extinguishment of debt.

Dividends and Distributions

Our dividends on common and preferred stock are set quarterly by the Board of Directors and are subject to change or elimination at any time. Our primary financial objective is to maximize long-term, risk-adjusted returns on investment for common stockholders. While the dividend policy is considered within the context of this objective, maintenance of past dividend levels is not a primary investment objective of the Company and is subject to numerous factors including our ongoing strategic review, profitability, capital expenditure plans, obligations related to principal payments and capitalized interest, liquidity and the availability of debt and equity capital at terms deemed attractive by us to finance these expenditures. Our Board of Directors has and will continue to consider the downturn in new home sales in the context of its quarterly review and dividend decision. In addition, the Board of Directors may consider the Company’s dividend policy as a part of its previously announced review of strategic alternatives. Our net operating loss carryforward may be used to offset all or a portion of our REIT taxable income, which may allow us to reduce or eliminate our dividends paid and still maintain our REIT status. Substantially all of our REIT net operating loss carryforwards expire in 2008 and 2009.

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

As described above, as part of our ongoing strategic review, the Board of Directors determined against the declaration and payment of quarterly cash dividends on the Company’s common stock during the current quarter. The Board of Directors determined to pay the preferred stock dividend during the current quarter. The Board of Directors will decide each quarter whether or not to declare and pay dividends on our common and preferred stock.

The Board of Directors authorized the Company to repurchase up to 2,000,000 shares of the outstanding common stock. During the three months ended September 30, 2008, the Company repurchased 0 shares of the outstanding common stock and has repurchased a total of approximately 812,000 shares pursuant to this authorization. The Company has and will continue to evaluate this investment opportunity in the context of its primary financial objective to maximize long-term, risk-adjusted returns on investment for common stockholders, as well as its ongoing strategic review and related focus on increasing liquidity.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk is changes in interest rates relating to our various debt instruments and borrowings. As compared to the nine months ended September 30, 2007, our exposure to changes in interest rates at September 30, 2008 for repricing and refunding as to unpaid principal balances (i) decreased from $195.0 million to $193.0 million for partially amortizing secured notes payable; (ii) remained unchanged at $22.1 million for variable rate secured notes payable; (iii) increased from $13.3 million to $14.3 million for variable rate secured floor plan facility; and (iv) increased from $5.6 million to $9.7 million for variable rate secured mortgage credit facility. The following is a discussion of the potential impact of changes in interest rates on our debt instruments at September 30, 2008.

We have $7.6 million of fixed rate, fully amortizing, non-recourse, secured notes payable. We do not have exposure to changing interest rates on these notes as the rates are fixed and the notes are fully amortizing.

We have $229.3 million of fixed rate, partially amortizing, non-recourse, secured notes payable. We do not have significant exposure to changes in interest rates since the interest rates are fixed. We have repricing and refunding risks as to the unpaid balance on these notes of $193.0 million due at maturity between 2013 and 2021, with an average maturity of 9.0 years.

We have $22.1 million of interest only, non-recourse, secured notes payable. These variable rate loans bear interest at the three-month LIBOR rate plus 1.15 and 1.75 basis points, respectively. If LIBOR increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $221,000 due to an increase in interest expense based on the outstanding balance at September 30, 2008. We have repricing and refunding risks as to the unpaid balance due at maturity of these notes of $22.1 million due at maturity between 2011 and 2012, with an average maturity of 3.4 years.

We have a revolving line of credit with a bank that bears interest at 175 basis points over the one-month LIBOR rate. If the LIBOR rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $97,000 due to an increase in interest expense on this line of credit, based on the approximately $9.7 million outstanding balance at September 30, 2008. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note in December 2008.

We have a secured floor plan facility that bears interest at the lender’s prime rate plus 25 basis points. If the lender’s prime rate increased immediately by 1%, then our annual income before minority interest in the Operating Partnership and cash flows would decrease by $143,000 due to an increase in interest expense on this line of credit, based on the approximately $14.3 million outstanding balance at September 30, 2008. We have repricing and refunding risks as to the unpaid balance due at the maturity of this note.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1A.	RISK FACTORS

Disruptions in financial markets could adversely affect our liquidity or financial condition, and could impair our ability to obtain debt financing, or refinancing existing indebtedness on favorable terms.

Recent market and economic conditions have been unprecedented and challenging with tighter credit conditions and slower growth through the third quarter of 2008. For the nine-month period ended September 30, 2008, continued concerns about the availability and cost of credit, the U.S. mortgage market and a declining real estate market in the U.S. have contributed to increased market volatility and diminished expectations for the U.S. economy. These conditions, combined with volatile oil prices, declining business and consumer confidence and increased unemployment have in recent weeks contributed to unprecedented levels of volatility.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. We had $3.4 million available under our revolving credit facility at September 30, 2008, and we have no current reason to believe that we will be unable to access the facility before it matures on December 31, 2008. However, concern about the stability of the markets generally and the strength of borrowers specifically has led many lenders and institutional investors to reduce and, in some cases cease to provide, funding to borrowers.

If these market conditions continue, our ability to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may be limited. Our revolving line of credit matures on December 31, 2008. We are currently in negotiations with our lender and expect that we will be able to renew this line of credit. However, renewals are unusually uncertain in the current financial environment and there is no assurance we will be able to obtain one. If we are unable to obtain a renewal or secure a new line of credit, we would be required to repay the amounts outstanding under our existing line of credit. Additionally, certain of our debt obligations are floating-rate obligations with interest rate and related payments that vary with the movement of LIBOR or other indexes. If the current market turbulence continues, there could be a rise in interest rates which could reduce our profitability or adversely affect our ability to meet our obligations.

The soundness of financial institutions could adversely affect us.

We have relationships with many financial institutions, including lenders under our credit facilities, and, from time to time, we execute transactions with counterparties in the financial services and insurance industries. As a result, defaults by, or even rumors or questions about, financial institutions or the financial services and insurance industries generally, could result in losses or defaults by these institutions. In the event that the volatility of the financial markets adversely affects these financial institutions or counterparties, we or other parties to the transactions with us may be unable to complete transactions as intended, which could adversely affect our business and results of operations.

For a discussion of additional potential risks or uncertainties, please see Part I, Item 1A., of the Company’s 2007 Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 11, 2008 and Part II., Item IA., of the Company’s Quarterly Report on Form 10-Q for the fiscal period ended June 30, 2008, filed the Securities and Exchange Commission on August 7, 2008.

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

AMERICAN LAND LEASE INC.
(Registrant)

Date: November 12, 2008	/s/ Shannon E. Smith
Chief Financial Officer